Form 10-Q
period 1993-12-31
MTS SYSTEMS CORP
filed 1994-02-14
CIK 68709

FORM 10-Q

                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C. 20549

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For quarterly period ended      31 December 1993

         Commission File Number               0-2382

                           MTS Systems Corporation
      (Exact name of registrant as specified in its charter)

                 Minnesota                   41-0908057
      (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)     Identification No.)

          14000 Technology Drive, Eden Prairie, Minnesota 55344
            (Address of principal executive officer)    (Zip code)

                             (612)937-4000
      (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X   No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $.25 par value;
         4,555,832 shares outstanding.



                               PART I.  FINANCIAL INFORMATION

                          MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1993 AND SEPTEMBER 30, 1993


                                                       DEC 31     SEPT 30
                                                       1993       1993
ASSETS                                                 UNAUDITED  AUDITED

                                                      (expressed in $ 000's)
  Cash and cash equivalents                              $7,519    $7,597
  Accounts receivable                                    38,911    41,841
  Unbilled contracts and retainage receivable            50,491    47,066
  Inventories-
    Customer jobs-in-process                              6,849     7,394
    Components, assemblies and parts                     17,345    17,615

  Prepaid expenses                                        3,257     1,932

    Total current assets                                124,372   123,445

  Land                                                    3,867     3,725
  Buildings and improvements                             36,620    27,532
  Machinery and equipment                                46,071    45,376
  Accumulated depreciation                              (39,671)  (39,379)

    Total property and equipment                         46,887    37,254

    Other assets                                          4,935     5,017

                                                       $176,194  $165,716

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                                 40,886    28,602
  Current maturities of long-term debt                    1,375     2,194
  Accounts payable                                        5,073     6,882
  Accrued compensation and benefits                      14,422    16,085

  Accrued income taxes                                    1,933       726
  Other accrued liabilities                               6,760     5,148
  Advance billings to customers                           6,503     7,324

    Total current liabilities                            76,952     66,961

  Deferred income taxes                                   2,619     3,241
  Long-term debt, less current maturities                 2,299     2,503

    Common stock, $.25 par; 16,000,000 shares
    authorized: 4,555,832 and 4,543,603
    shares issued and outstanding                         1,139     1,136
  Additional paid-in capital                              2,849     2,677
  Retained earnings                                      87,383    85,661
  Cumulative translation adjustment                       2,953     3,537

      Total shareholders' investment                     94,324    93,011

                                                        176,194   165,716




                 MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE PERIODS ENDED DECEMBER 31, 1993 AND 1992
                               (UNAUDITED)




                                        FOR THE 3 MONTHS ENDED
                                               DECEMBER 31
                                             1993     1992
                                       (expressed in 000's except
                                           for per share amounts)

NET SALES                                    $47,241 $40,016
COST OF SALES                                 27,797  23,311

  Gross profit                                19,444  16,705

OPERATING EXPENSES:
  Selling                                      9,254   8,621
  General and administrative                   2,748   2,151
  Research and development                     2,672   2,624
  Interest expense                               398     336
  Interest income                                (52)    (86)
  Other (income) and expense, net                898     597

    Total operating expense                   15,918  14,243


INCOME BEFORE INCOME TAXES                     3,526   2,462
PROVISION FOR INCOME TAXES                     1,166     788

NET INCOME                                    $2,360  $1,674



EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                               0.51    0.37


DIVIDENDS PER SHARE                             0.14    0.12


BACKLOG                                       80,342 112,914


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     4,666   4,540





                MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 3 MONTHS ENDED DECEMBER 31, 1993 AND 1992
                               (UNAUDITED)




                                                                        FOR THE 3 MONTHS ENDED
                                                                             DEC 31   DEC 31
                                                                              1993     1992
                                                                            (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                                 $2,360    $1,674
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                           1,320     1,270
      Deferred income taxes                                                    (622)      (72)
      Foreign currency translation adjustment                                  (584)   (1,212)

  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                                                 (495)      916
    Inventories                                                                 815      (814)
    Prepaid expenses                                                         (1,325)     (793)
    Accrued income taxes                                                      1,207      (446)
    Advance billings to customers                                              (821)    4,193
    Other, net                                                               (1,861)   (1,393)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (6)    3,323

INVESTING ACTIVITIES
    Property and equipment, net                                             (10,893)     (322)
    Investment in Custom Servo Motors, Inc.                                      --      (471)
    Other assets                                                                 22       138

NET CASH USED IN INVESTING ACTIVITIES                                       (10,871)     (655)

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                               12,284     4,948
    Payments on long-term borrowings                                         (1,023)   (2,011)
    Cash dividends                                                             (637)     (536)
    Proceeds from employee stock option
      and stock purchase plans                                                  175       151
    Payments to purchase and retire common stock                                 --      (712)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,799      1,840

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           (78)    4,508
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               7,597     9,277

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $7,519    $13,785



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND TRANSLATION. The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION (the Company) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end fo the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' investment. Gains and losses resulting from foreign currency transactions are included in "Other (income) and expense, net" in the consolidated Statements of Income.

REVENUE RECOGNITION. Revenue is recognized upon shipment of equipment when the customer's order can be manufactured and delivered in less than nine months. Revenue on contracts requiring longer delivery periods (long-term contracts) and other customized orders which permit progress billings is recognized using the percentage of completion method based on the cost incurred to date relative to estimated total cost of the contract (cost-to-co-st method). The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the amount thereof is provided currently.

LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent of completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at December 31, 1993 are expected to be invoiced as follows: $42,059,000 in 1994 and $8,432,000 in 1995.

INCOME TAXES -- CHANGE IN ACCOUNTING METHOD. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. Provision for Income Taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The cumulative effect of adopting SFAS No. 109 was not significant. The impact of the Company's change in accounting for income taxes on the results of operations for the quarter ended December 31, 1993 was also not signifi-cant.

Temporary differences which resulted in deferred income tax assets and liabilities as of December 31, 1993 and September 30, 1993 are as follows:

                                        Dec 31          Sept 30
                                        1993              1993

Deferred Income Tax Assets
 Accounts receivable reserve           $282,000          $282,000

 Inventory allowances                 1,096,000        1,098,000

 Accrued expenses                     1,226,000        1,103,000

 Other                                   31,000           32,000

 Deferred tax asset valuation allowance       -                -


                                      2,635,000        2,515,000

Deferred Income Tax Liabilities
 Depreciation                         2,841,000        2,821,000

 Long-term contracts                    627,000          627,000

 Capitalized expenses                   501,000          589,000

 Other                                1,285,000        1,719,00

                                      5,254,000        5,756,000



 Net Deferred Income Tax Liability   $2,619,000       $3,241,000




OTHER FINANCIAL STATEMENT DISCLOSURE. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1993 Annual Report to Shareholders on pages 22 through 28 are incorporated herein by reference.

MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL POSITION AND RESULTS OF OPERATIONS

New Orders and Backlog

New orders for the first quarter of fiscal 1994, ended December 31, 1993, were $38,852,000, a 28% decrease over the comparable quarter in fiscal 1993.
Orders in the Mechanical Testing and Simulation sector were lower than expectations. Large dollar orders for the quarter fell short of targets while orders for the quarter ended in 1992 included two large orders, one each from Europe and Asia. The Company expects orders in this sector to rebound in the second quarter and for the year. Orders in the Measurement and Automation sector increased 15% over the same period a year ago. Increases came from sensor and servo motor product lines. The international content of new orders was 48% compared to 68% for the same period one year ago. Backlog of undelivered orders at December 31, 1993 was $80,342,000, a decrease of 9% from September 30, 1993.

Results of Operations

Revenues for the first quarter were $47,241,000 a 18% increase from the same quarter one year ago. In response to customer requests the Company acceler-ated shipments to meet delivery requirements. Revenues for 1994 were ahead of the first quarter plan. International content of shipments was 52% and 57% for the quarters ended December 31, 1993 and 1992, respectively.

Income before income taxes increased 43% to $3,526,000 compared to $2,462,000 for the quarter ended a year ago. The increase in pretax earnings resulted primarily from increased sales volume partially offset by increased operating expenses for selling, administrative, and the impact of translating the financial statements and the settlement of specific transactions denominated in foreign currencies. Increases in operating expenses reflect investments in the Far-east and European markets and the domestic servo motor business. The gross margin percents were 41.1% and 41.7% for the periods ended December 31, 1993 and 1992.

Net income for the quarter was $2,360,000 a 41% increase compared to the comparable quarter one year ago. The effective tax rate for the quarter ended December 31, 1993 was 33% compared to 32% for the quarter ended in December, 1992 and 30% for the year ended September 30, 1993.

The cumulative effect of the Company's change in accounting to adopt SFAS No. 109 was not significant. The impact of the change on the results of operations for the quarter ended December 31, 1993 also was not significant.


            Financial Condition and Liquidity

The ratio of current assets to current liabilities at December 31 was 1.6 compared to 1.8 at September 30, 1993. Cash and cash equivalents were $7,519,000 at December 31 compared to $7,597,000 at September 30, 1993. The Company's borrowing under its $70 million lines of credit was $40,886,000 at December 31 compared to $28,602,000 at September 30, 1993. The increase in borrowing results from the purchase of a new plant facility in Berlin and acceleration of payments on long-term debt (to arbitrage interest rates).

Capital expenditures, net of retirements for the first quarter totalled $10,893,000. The purchase of a new Berlin plant facility accounts for most of the expenditure. The Company's total debt to equity ratio increased to 47% at December 31 from 36% at September 30,1993 reflecting the use of short-term notes to finance that purchase. The Company intends to reduce short-term borrowings with proceeds from the sale of its existing Berlin facility. The closing for this transaction is scheduled during the second quarter and is expected to result in a non-recurring gain of approximately $.30 per share. A mortgage will finance the remaining indebtedness on the new facility when the current property is sold.

The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.



                 PART II-------OTHER INFORMATION


Item 5.  Other Information

Purchase and sale of new plant facility:

During the quarter ended December 31, 1993 the Company completed the purchase of a new plant facility in Berlin. Discussion of the purchase, sale of the existing Berlin facility and the resultant gain on the transactions is contained in Part I, Management's Discussion and Analysis of Financial Position and Results of Operations (Financial Condition). The material discussed therein is incorporated by reference to item 5.





                                              SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            MTS SYSTEMS CORPORATION


             /s/ D.M. Sullivan
            D.M. Sullivan
            President
            Chief Executive Officer


             /s/ M.L. Carpenter
            M.L. Carpenter
            Vice President
            Chief Financial Officer
            Dated: February 14, 1994