Form 10-Q
period 1994-03-31
MTS SYSTEMS CORP
filed 1994-05-13
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                   For quarterly period ended March 31, 1994
                         Commission File Number 0-2382
                                _______________

                            MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)
MINNESOTA                           612-937-4000                    41-0908057
(State or other jurisdiction of (Telephone number of            I.R.S. Employer
incorporation or organization)   registrant including        Identification No.)
                                 area code)
             14000 Technology Drive, Eden Prairie, Minnesota 55344
               (Address/Zip Code of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              _ X_ Yes ___ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.25 par value; 4,582,388 shares outstanding.




                         PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1994 AND SEPTEMBER 30, 1993


                                                          MAR 31       SEPT 30
                                                            1994          1993
ASSETS                                                 UNAUDITED       AUDITED
                                                      ---------       ---------
                                                        (expressed in $ 000's)
Cash and cash equivalents                              $   9,851     $   7,597
Accounts receivable                                       44,668        41,841
Unbilled contracts and retainage receivable               43,041        47,066
Inventories-
 Customer jobs-in-process                                  9,639         7,394
 Components, assemblies and parts                         19,336        17,615
Prepaid expenses                                           3,428         1,932
                                                       ---------     ---------
  Total current assets                                   129,963       123,445
                                                       ---------     ---------
Land                                                       3,703         3,725
Buildings and improvements                                35,364        27,532
Machinery and equipment                                   47,474        45,376
Accumulated depreciation                                 (40,374)      (39,379)
                                                       ---------     ---------
  Total property and equipment                            46,167        37,254
                                                       ---------     ---------
Other assets                                               5,236         5,017
                                                       ---------     ---------
                                                       $ 181,366     $ 165,716
                                                       =========     =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Notes payable to banks                                 $  28,046     $  28,602
Current maturities of long-term debt                       1,011         2,194

Accounts payable                                           9,579         6,882
Accrued compensation and benefits
                                                          15,499        16,085
Accrued income taxes                                       1,446           726
Other accrued liabilities                                  7,840         5,148
Advance billings to customers                              5,049         7,324
                                                       ---------     ---------
  Total current liabilities                               68,470        66,961
                                                       ---------     ---------
Deferred income taxes                                      2,634         3,241
Long-term debt, less current maturities
                                                          12,353         2,503
                                                       ---------     ---------
Common stock, $.25 par; 16,000,000 shares
 authorized: 4,582,388 and 4,543,603
 shares issued and outstanding                             1,146         1,136
Additional paid-in capital                                 3,268         2,677
Retained earnings                                         89,924        85,661
Cumulative translation adjustment
                                                           3,571         3,537
                                                       ---------     ---------
  Total shareholders' investment
                                                          97,909        93,011
                                                       ---------     ---------
                                                       $ 181,366     $ 165,716
                                                       =========     =========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)


                                                                   FOR THE 3 MONTHS ENDED
                                                                            MARCH 31
                                                                        1994      1993
                                                                  ----------  ----------
                                                               (expressed in 000's except
                                                                   for per share amounts)
NET SALES                                                         $   46,357  $   43,167
COST OF SALES                                                         28,978      25,296
                                                                  ----------  ----------
  Gross profit                                                        17,379      17,871
                                                                  ----------  ----------
OPERATING EXPENSES:
  Selling                                                              9,669       8,728
  General and administrative                                           3,275       2,778
  Research and development                                             3,357       3,302
  Interest expense                                                       554         328
  Interest income                                                        (43)        (98)
  Other (income) and expense, net (including $3.7 million gain
        from real estate transaction in 1994)                         (4,448)       (540)
                                                                  ----------  ----------
    Total operating expense                                           12,364      14,498
                                                                  ----------  ----------

INCOME BEFORE INCOME TAXES                                             5,015       3,373
PROVISION FOR INCOME TAXES                                             1,834       1,186
                                                                  ----------  ----------
NET INCOME                                                            $3,181      $2,187
                                                                  ==========  ==========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                                                $0.68       $0.48
                                                                  ==========  ==========

DIVIDENDS PER SHARE                                                    $0.14       $0.12
                                                                  ==========  ==========

BACKLOG                                                           $   86,848  $  108,653
                                                                  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             4,684       4,519
                                                                  ==========  ==========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)



                                                              FOR THE 6 MONTHS ENDED
                                                                      MARCH 31
                                                                   1994       1993
                                                                 --------   --------
                              (expressed in 000's except
                                  for per share amounts)

NET SALES                                                        $ 93,597   $ 83,184
COST OF SALES                                                      56,774     48,608
                                                                 --------   --------
  Gross profit                                                     36,823     34,576
                                                                 --------   --------
OPERATING EXPENSES:
  Selling                                                          18,923     17,349
  General and administrative                                        6,023      4,929
  Research and development                                          6,029      5,926
  Interest expense                                                    952        664
  Interest income                                                     (95)      (184)
  Other (income) and expense, net (including $3.7 million gain
        from real estate transaction in 1994)                      (3,550)        57
                                                                 --------   --------
    Total operating expense                                        28,282     28,741
                                                                 --------   --------

INCOME BEFORE INCOME TAXES                                          8,541      5,835
PROVISION FOR INCOME TAXES                                          3,000      1,974
                                                                 --------   --------
NET INCOME                                                         $5,541     $3,861
                                                                 ========   ========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                                             $1.19      $0.85
                                                                 ========   ========

DIVIDENDS PER SHARE                                                 $0.28      $0.24
                                                                 ========   ========

BACKLOG                                                           $86,848   $108,653
                                                                 ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          4,675      4,530
                                                                 ========   ========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)


                                                    FOR THE 6 MONTHS ENDED
                                                        MAR 31    MAR 31
                                                          1994      1993
                                                          ----      ----
                                                      (expressed in $000's)
OPERATING ACTIVITIES
Net income                                            $  5,541   $  3,861
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                          2,957      1,897
  Deferred income taxes                                   (607)       (69)
  Foreign currency translation adjustment                   34       (886)

Changes in operating assets and liabilities:
  Receivables, including accounts, unbilled
   contracts and retainages                              1,198     (4,117)
  Inventories                                           (3,966)    (4,920)
  Prepaid expenses                                      (1,496)      (749)
  Accrued income taxes                                     720       (578)
  Advance billings to customers                         (2,276)     3,040
  Other, net                                             4,803         81
                                                         -----     ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      6,908     (2,440)
                                                         -----     ------

INVESTING ACTIVITIES
  Property and equipment, net                          (11,740)    (1,099)
  Investment in Custom Servo Motors, Inc.                 --         (471)
  Excess purchase cost over assets
   acquired in Adamel Lhomargy                             (40)      --
  Other assets                                            (309)       133
                                                         -----     ------

NET CASH USED IN INVESTING ACTIVITIES                  (12,089)    (1,437)
                                                       -------     ------

FINANCING ACTIVITIES
  Net borrowings (payments) on notes payable              (556)    11,042
  Proceeds from issuance of long-term debt               9,690
  Payments on long-term borrowings                      (1,023)    (1,996)
  Cash dividends                                        (1,277)    (1,068)
  Proceeds from employee stock option
   and stock purchase plans                                601        317
  Payments to purchase and retire common stock            --       (1,177)
                                                         -----     ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                7,435      7,118
                                                         -----     ------

CASH EQUIVALENTS                                         2,254      3,241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         7,597      9,277
                                                         -----     ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  9,851   $ 12,518
                                                      ========   ========


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

     REVENUE RECOGNITION. Revenue is recognized upon shipment of equipment when the customer's order can be manufactured and delivered in less than nine months. Revenue on contracts requiring longer delivery periods (long-term contracts) and other customized orders which permit progress billings is recognized using the percentage of completion method based on the cost incurred to date relative to estimated total cost of the contract (cost-to-cost method). The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the amount thereof is provided currently.

     LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent of completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at March 31, 1994 are expected to be invoiced as follows: $36,236,000 in 1994 and $8,432,000 in 1995.

     INCOME TAXES -- CHANGE IN ACCOUNTING METHOD. Income Taxes -- Change In Accounting Method. Income Taxes -- Change In Accounting Method. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. Provision for Income Taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     The cumulative effect of adopting SFAS No. 109 was not significant. The impact of the Company's change in accounting for income taxes on the results of operations for the quarters ended December 31, 1993 and March 31, 1994 was also not significant.

     ACQUISITION. During the quarter ended March 31, 1994, the Company acquired the stock of Adamel-Lhomargy, a French manufacturer of material testing systems, for cash and assumption of debt. The Consolidated Balance Sheet at March 31, 1994 includes the assets and liabilities of Adamel, and the Consolidated Statement of Income for the three and six months periods ended March 31, 1994 includes the operations of Adamel from the effective date of the acquisition.

     Adamel had revenues of under $10 million in its most recent fiscal year. Neither the balance sheet nor the results of operations for Adamel's most recent fiscal year or the quarter ended March 31, 1994 were significant with respect to the Company's Consolidated Balance Sheets or Consolidated Statements of Income prepared as of September 30, 1993 or March 31, 1994, respectively.

     OTHER FINANCIAL STATEMENT DISCLOSURE. The Notes to Consoli dated Financial Statements appearing in the Company's September 30, 1993 Annual Report to Shareholders on pages 22 through 28 are incorporated herein by reference.

     MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and  Backlog

     New orders for the second quarter of fiscal 1994, ended March 31, 1994, were $51,418,000, a 32% increase over the comparable quarter in fiscal 1993. Orders in the Mechanical Testing and Simulation sector rebounded from a very low first quarter even though Europe remained weak and our business with Japanese auto manufacturers is at a historic low. Large dollar orders for the quarter increased 30% over the volume of large orders for the same period one year ago. Orders in the Measurement and Automation sector remained strong with gains coming from both North America and Europe.

     New orders for the six months ended March 31, 1994 were $90,270,000 compared to $92,393,000 for the same period one year ago. Orders in the Mechanical Testing and Simulation sector were 9% lower than last year while orders in the Measurement and Automation sector were 37% ahead of last year. Large orders comprise 37% of the total in 1994 compared to 45% of the 1993 order volume. International orders were 51% of the 1994 total compared to 47% for 1993. Orders for 1994 are expected to exceed fiscal the 1993 total of $179 million, however, the automotive simulation and testing markets must improve to reach this objective.

     Backlog of undelivered orders at March 31, 1994 was $86,848,000 compared to $80,342,000 at December 31, 1993 and $88,731,000 at
September 30, 1993.



Results of Operations

     Revenues for the second quarter were $46,357,000 a 7% increase from the same quarter one year ago. International content of revenue was 51% and 46% for the quarters ended March 31, 1994 and 1993, respectively.

     Income before income taxes increased 49% to $5,015,000 compared to $3,373,000 for the second quarter ended a year ago. The increase in pretax earnings resulted from a $3.7 million gain (included in "Other income and expense, net") on the sale of the Company's old Berlin plant. The gain was partially offset by reduced gross margins in the Company's Mechanical Testing and Simulation sector. The decline in margin results from cost increases on larger custom-content projects and competitive price pressure. Operating expenses, excluding the effect of the gain, increased nearly $1.6 million, principally in selling and administration. However, operating expenses as a percent of revenues were 35% for the quarter ended March 31, 1994 compared to 34% for the same quarter in 1993. The increase reflects investments in domestic servo motor business and markets in the Far-east and Europe, including the new French acquisition, which are consistent with revenue growth in those areas.

     Net income for the quarter was $3,181,000 a 45% increase compared to the comparable quarter one year ago. The effective tax rate for the quarter ended March 31, 1994 was 37% compared to 35% for the quarter ended in March, 1993.

     Revenues for the six months ended in March, 1994 were $93,597,000, a 13% increase from the $83,184,000 reported one year ago. International revenues are 51% compared to 47% for the periods ended in March of 1994 and 1993, respectively. Revenues in the Material Testing and Simulation sector increased 9% while Measurement and Automation revenues increased 32% over revenues reported one year ago.

     Income before income taxes for the first six months of 1994, increased 46% to $8,541,000 from $5,835,000 reported in 1993. The increase includes the non-operating gain from the sale of the Berlin plant, as discussed above. Gross margins as a percent of sales were 39.3% in 1994 compared to 41.6% in 1993. The decline in margins is discussed above and is the principal reason for the decline in operating income. Operating expenses (exclusive of the gain) as a percent of sales were 34% compared to 35% for the six months ended in March, 1994 and 1993, respectively.

     Net income for the first six months of 1994 was $5,541,000 compared to $3,861,000 reported one year ago. The income tax rates were 35% and 34% for the six months ended in 1994 and 1993, respectively.

      The cumulative  effect of the  Company's  change in accounting to adopt
SFAS No. 109 was not significant. The impact of the change on the results of operations for the quarters ended December 31, 1993 and March 31, 1994 also was not significant.



Financial Condition and Liquidity

     The ratio of current  assets to current  liabilities  at March 31, 1994 was
1.9 compared to 1.8 at September 30, 1993. Cash and cash equivalents were $9,851,000 at March 31, 1994 compared to $7,597,000 at September 30, 1993. The
Company's borrowing under its $70 million lines of credit was $28 million at March 31, 1994 compared to $41 million at December 31, 1993 and $29 million at September 30, 1993.

     Capital expenditures, net of retirements for the second quarter totalled $11,740,000. The purchase of a new Berlin plant facility accounts for most of the expenditure. The Company's total debt to equity ratio increased to 42% at March 31,1994 from 36% at September 30,1993 reflecting the use of short and long-term notes to finance the purchase of the Berlin plant and the acquisition of Adamel-Lhomargy. The Company reduced short-term borrowings with proceeds from the sale of its old Berlin facility in March. Negotiations are underway to secure the remaining indebtedness on the new facility with a mortgage.

     The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.


                        PART II-------OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Company's Annual Meeting of Shareholders was held January 31, 1994.

     (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                      Votes For  Votes Against
E. Thomas Binger      3,918,720     126,817
George N. Butzow      3,919,192     126,345
Charles A. Brickman   3,918,925     126,612
Bobby I. Griffin      3,918,425     127,112
Thomas E. Holloran    3,919,125     126,412
Thomas E. Stelson     3,918,416     127,121
Donald M. Sullivan    3,918,756     126,781

     No voters abstained or were broker/bank non-votes for any of the directors.

     (c) Shareholders approved the Company's 1994 Stock Plan with 2,300,815 votes for; 1,483,452 votes against; 23,349 votes abstained; and 237,921 votes were broker/bank non-votes.

     (d) Arthur Andersen & Co. was ratified as the Company's independent auditor by 4,029,402 votes for; 952 votes against; 15,183 votes abstained; and zero non-votes by broker/banks.



 Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit:

     3.a Restated Articles of Incorporation, adopted January 31, 1994.

     (b) Reports on 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         MTS SYSTEMS CORPORATION
                                                            ____________________
                                                               /s/ D.M. Sullivan

                                                                   D.M. Sullivan
                                                                       President
                                                         Chief Executive Officer
                                                           _____________________
                                                              /s/ M.L. Carpenter

                                                         Chief Financial Officer
Dated: May 13, 1994


                                                                   Exhibit 3.A


                RESTATED ARTICLES OF INCORPORATION

                                OF

                     MTS SYSTEMS CORPORATION

                     _______________________


                            ARTICLE I

     The name of this corporation shall be MTS SYSTEMS CORPORATION.

                            ARTICLE II

     The purpose of this corporation shall be:

     (a) To engage in the research, experimentation, development, designing, production, manufacturing, compounding, processing, fabrication, application, utilization, installation, repair, servicing, buying, selling, distributing, and dealing in and with test systems, structural loading systems, plastics and plastic materials, chemicals, paper products, metals, electronic and electrical components and products, machinery, instruments, equipment, devices, implements, tools, and all other articles and products of commerce; and to engage in such incidental, convenient, or necessary functions as may be deemed advisable therewith, either within or without the State of Minnesota or the United States of America, or both;

     (b) To render consultative, engineering and expert advice and service to others;

     (c) To apply for, prosecute, acquire, own, employ, transfer, sell, license and otherwise deal in or with patents, trademarks, and copyrights relating in any manner to the business or activities of the corporation;

     (d) To deal in and distribute, either as principal or agent, and either as manufacturer, jobber, wholesaler or retailer, commodities, goods, wares and merchandise and other articles of every kind, character and description;

     (e) To acquire, own, hold, manage and operate either separately or as part of the business of this corporation, other businesses, firms, corporations or enterprises;

     (f) To acquire, hold, pledge, vote, sell and dispose of shares, bonds, securities and other evidences of indebtedness of any person or domestic or foreign corporation, firm or government, whether for the purpose of investment of the funds of this corporation or for the purpose of exercising control or management over the affairs of other persons, firms or corporations, or for both purposes;

     (g) To purchase, lease or otherwise acquire, to own, hold, manage, operate or employ, to mortgage, pledge, or otherwise encumber, and to sell, let, exchange or otherwise dispose of real property or personal property or mixed real and personal property;

     (h) To enter into partnerships, joint ventures, and agreements of all kinds with other persons, firms, partnerships and corporations;

     (i) To borrow money and secure credit upon such terms and security as may be deemed necessary or advantageous, and if deemed necessary or appropriate, to pledge or mortgage any or all of the assets of the corporation to secure such loan or credit;

     (j) To do any and all other acts and things in addition to those enumerated and specified above which may be advantageous, necessary, expedient or convenient to the conduct of the business or the attainment of the purposes of the corporation.

     The foregoing clauses and statement of purposes shall also be a statement of the powers of this corporation, but the declaration of purposes and powers herein set forth shall not be deemed to limit or restrict in any manner the powers of this corporation, which shall possess all of the powers bestowed upon or permitted to it by law which are not inconsistent with those set forth herein.

                           ARTICLE III

     The duration of this corporation shall be perpetual.

                            ARTICLE IV

     The location and post office address of this corporation in the State of Minnesota shall be at such place as may be designated for that purpose by the Board of Directors from time to time. Until some other place is so designated, the location and post office address of the office of this corporation is:
14000 Technology Drive, Eden Prairie, Minnesota 55344-2290.

                            ARTICLE V

     The amount of stated capital with which this corporation will begin business will be not less than $1,000.00.


                            ARTICLE VI

     The number of shares of the total authorized capital stock of the corporation shall be sixteen million (16,000,000), all of which are common shares of capital stock. Each common share of capital stock shall have the par value of twenty-five cents ($.25). Each share shall entitle the holder thereof to one vote for each share held by the shareholder, but shareholders shall have no pre-emptive right to subscribe for or purchase securities of the corporation; and all shares shall be equal in all respects and shall confer equal rights upon the holders thereof, including equal rights in and to dividends and distributions and upon dissolution.

                           ARTICLE VII

     Section 1. The management and conduct of the business of this corporation shall be vested in a Board of Directors and in such officers and agents as may be elected or designated by the Board of Directors. Such officers and agents shall have the authority and duties in the management of the business of the corporation as may be prescribed in the By-Laws, or, in the absence of a controlling provision therein, as determined by the Board of Directors.

     Section 2. The Board of Directors shall consist of such number of Directors, not less than three, as shall be stated in the By-Laws, or, in the absence of a controlling provision therein, as determined by the shareholders at any annual meeting or meeting called for the purpose of electing a Director or Directors.

     Section 3. The terms of office of the Directors of this corporation shall be for one year and until their respective successors are elected and qualified except that the terms of office of the Directors named herein shall be for the period stated herein subject to the right of the shareholders to remove any of said Directors in the manner provided by statute prior to the end of their respective terms and thereupon to elect a new Director or Directors for the remainder of such term or terms.

     Section 4. The Board of Directors shall have the power and authority to fill any vacancy caused by the death, resignation or inability to serve of any director. Newly created directorships resulting from an increase in the authorized number of directors by action of the board of directors may be filled by a two-thirds vote of the directors serving at the time of such increase.


                           ARTICLE VIII

     Section 1. The Board of Directors shall have the general management and control of the business and affairs of this corporation and shall exercise all of the powers that may be exercised or performed by this corporation. The Board of Directors shall have the power and authority to delegate such duties, power and authority relating to the management and conduct of the business and affairs of this corporation to such officers and agents elected or designated by it as it may deem proper or appropriate, and as may be permitted by the By-Laws or applicable statutes or laws.

     Section 2. The Board of Directors shall have the authority to accept or reject subscriptions for shares made before or after incorporation, and may grant rights to convert any securities of this corporation into shares of any class or classes or grant options to purchase or subscribe for shares or other securities of the corporation. The Board of Directors shall from time to time fix and determine the consideration for which the corporation shall issue and sell its shares, and also the dividends to be paid by the corporation upon its shares.

     Section 3. The Board of Directors shall have the authority to make and alter the By-Laws, subject to the power of the shareholders to change or repeal such By-Laws.

                            ARTICLE IX

     The holders of a majority of the outstanding voting shares of capital stock of this corporation shall have power to authorize the sale, lease, exchange or other disposition of all or substantially all of the property and assets of this corporation, including its good will, to amend the Articles of Incorporation of this corporation, and to adopt or reject an agreement of consolidation or merger.

                            ARTICLE X

     No director of this Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under sections 302A.559 or 80A.23 of the Minnesota Statutes; (iv) for any transaction from which the director derived any improper personal benefit; or (v) for any act or omission occurring prior to the date when this provision becomes effective.

     The provision of this Article shall not be deemed to limit or preclude indemnification of a director by the Corporation for any liability of a director which has not been eliminated by the provisions of this Article.

     If the Minnesota Statutes hereafter are amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the amended Minnesota Statutes.