Form 10-Q
period 1994-06-30
MTS SYSTEMS CORP
filed 1994-08-12
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                    For quarterly period ended June 30, 1994

                         Commission File Number 0-2382




                            MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


             MINNESOTA
   (State or other jurisdiction of
   incorporation or organization)


           612-937-4000
   (Telephone number of registrant
        including area code)


         41-0908057
       (I.R.S. Employer
      Identification No.)



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

              X   Yes                             No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 par value; 4,605,678 shares outstanding.



                         PART I. FINANCIAL INFORMATION

                     MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1994 AND SEPTEMBER 30, 1993

                                                                     JUNE   SEPT 30
                                                                     1994      1993
         ASSETS                                                    UNAUDITED   AUDITED
                                                                  ---------- ---------------
                                                                   (expressed in $ 000's)
           Cash and cash equivalents                                 $8,195   $7,597
           Accounts receivable                                       45,569   41,841
           Unbilled contracts and retainage receivable               30,754   47,066
           Inventories-
             Customer jobs-in-process                                11,542    7,394
             Components, assemblies and parts                        20,588   17,615
           Prepaid expenses                                           5,355    1,932
                                                                  ---------- ---------------
             Total current assets                                   122,003  123,445
                                                                  ---------- ---------------
           Land                                                       3,703    3,725
           Buildings and improvements                                36,127   27,532
           Machinery and equipment                                   49,367   45,376
           Accumulated depreciation                                 (42,074) (39,379)
                                                                  ---------- ---------------
             Total property and equipment                            47,123   37,254
                                                                  ---------- ---------------
           Other assets                                               5,770    5,017
                                                                  ---------- ---------------
                                                                   $174,896 $165,716
                                                                  ========== =========
         LIABILITIES AND SHAREHOLDERS' INVESTMENT
           Notes payable to banks                                   $23,317  $28,602
           Current maturities of long-term debt                       1,037    2,194
           Accounts payable                                          10,455    6,882
           Accrued compensation and benefits                         15,416   16,085
           Accrued income taxes                                       1,592      726
           Other accrued liabilities                                  8,011    5,148
           Advance billings to customers                              6,514    7,324
                                                                  ---------- ---------------
             Total current liabilities                               66,342   66,961
                                                                  ---------- ---------------
           Deferred income taxes                                      2,651    3,241
           Long-term debt, less current maturities                    6,638    2,503
                                                                  ---------- ---------------
           Common stock, $.25 par; 16,000,000 shares
             authorized: 4,605,678 and 4,543,603
             shares issued and outstanding                            1,151    1,136
           Additional paid-in capital                                 3,801    2,677
           Retained earnings                                         90,281   85,661
           Cumulative translation adjustment                          4,032    3,537
                                                                  ---------- ---------------
               Total shareholders' investment                        99,265   93,011
                                                                  ---------- ---------------
                                                                   $174,896 $165,716
                                                                  ========== =========


                                 MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                                  (UNAUDITED)



                                                              FOR THE 3 MONTHS ENDED
                                                                     JUNE 30
                                                                  1994      1993
                                                            ------------ ---------------
                                                               (expressed in 000's except
                                                                   for per share amounts)
         NET SALES                                              $48,468  $48,824
         COST OF SALES                                           29,566   28,698
                                                                -------- -------
           Gross profit                                          18,902   20,126

         OPERATING EXPENSES:
           Selling                                               10,744    9,668
           General and administrative                             3,406    2,790
           Research and development                               3,253    2,769
           Interest expense                                         552      567
           Interest income                                         (116)    (109)
           Other (income) and expense, net
                 (including $.7 million gain
                 from real estate transaction in 1993)             (379)      80
                                                                -------- -------
             Total operating expense                             17,460   15,765
                                                                -------- -------

         INCOME BEFORE INCOME TAXES                               1,442    4,361
         PROVISION FOR INCOME TAXES                                 440    1,497
                                                                -------- -------
         NET INCOME                                              $1,002   $2,864
                                                                ======== =======


         EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE                                  $0.21    $0.63
                                                                ======== =======

         DIVIDENDS PER SHARE                                      $0.14    $0.12
                                                                ======== =======

         BACKLOG                                                $89,327  $99,405
                                                                ======== =======

         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               4,686    4,580
                                                                ======== =======



                                 MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                                 (UNAUDITED)



                                                                FOR THE 9 MONTHS ENDED
                                                                     JUNE 30
                                                                  1994    1993
                                                                -------- ---------------
                                                               (expressed in 000's except
                                                                   for per share amounts)
         NET SALES                                             $142,065 $132,008
         COST OF SALES                                           86,340   77,306
                                                                -------- -------
           Gross profit                                          55,725   54,702

         OPERATING EXPENSES:
           Selling                                               29,667   27,017
           General and administrative                             9,429    7,719
           Research and development                               9,282    8,694
           Interest expense                                       1,504    1,316
           Interest income                                         (211)    (379)
           Other (income) and expense, net (including
                 $3.7 and $.7 million gain
                 from real estate transactions
                 in 1994 and 1993, respectively                  (3,929)     138
                                                                -------- -------
             Total operating expense                             45,742   44,505
                                                                -------- -------

         INCOME BEFORE INCOME TAXES                               9,983   10,197
         PROVISION FOR INCOME TAXES                               3,440    3,471
                                                                -------- -------
         NET INCOME                                              $6,543   $6,726
                                                                ======== =========



         EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE                                  $1.40    $1.48
                                                                ======== =========

         DIVIDENDS PER SHARE                                      $0.42    $0.36
                                                                ======== =========

         BACKLOG                                                $86,327  $99,405
                                                                ======== =========

         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               4,679    4,546
                                                                ======== =========





                         MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                       (UNAUDITED)

<catpion>

                                                                                  FOR THE 9 MONTHS ENDED
                                                                                  JUN  30  JUN  30
                                                                                   1994     1993
                                                                                  -------- -------------
                                                                                 (expressed in $000's)
         OPERATING ACTIVITIES
           Net income                                                              $6,543   $6,726
           Adjustments to reconcile net income to cash
             provided by operating activities:
               Depreciation and amortization                                        4,492    4,068
               Deferred income taxes                                                 (590)    (100)
               Foreign currency translation adjustment                                495     (954)

           Changes in operating assets and liabilities:
             Receivables, including accounts, unbilled
               contracts and retainages                                            12,584   (9,777)
             Inventories                                                           (7,121)  (5,716)
             Prepaid expenses                                                      (3,423)  (1,007)
             Accrued income taxes                                                     867   (1,210)
             Advance billings to customers                                           (811)     348
             Other, net                                                             5,767    3,389
                                                                                  -------- -------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       18,803   (4,233)
                                                                                  -------- --------
         INVESTING ACTIVITIES
             Property and equipment, net                                          (14,108)  (3,246)
             Investment in Custom Servo Motors, Inc.                                   --     (471)
             Excess purchase cost over assets acquired in Adamel Lhomargy             (40)      --
             Other assets                                                            (967)     541
                                                                                  -------- --------
         NET CASH USED IN INVESTING ACTIVITIES                                    (15,115)  (3,176)
                                                                                  -------- --------
         FINANCING ACTIVITIES
             Net borrowings (payments) on notes payable                            (5,285)  12,439
             Proceeds from issuance of long-term debt                               9,690       --
             Payments on long-term borrowings                                      (6,711)  (2,238)
             Cash dividends                                                        (1,923)  (1,606)
             Proceeds from employee stock option
               and stock purchase plans                                             1,165    1,033
             Payments to purchase and retire common stock                             (26)  (1,177)
                                                                                  -------- --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 (3,090)   8,451
                                                                                  -------- --------
         NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                                           598    1,042
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           7,597    9,277
                                                                                  -------- --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $8,195  $10,319
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

         All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' investment. Gains and losses resulting from foreign currency transactions are included in "Other (income) and expense, net" in the consolidated Statements of Income.

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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent of completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at June 30, 1994 are expected to be invoiced as follows: $22,322,000 in 1994 and $8,432,000 in 1995.

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

         The cumulative effect of adopting SFAS No. 109 was not significant. The impact of the Company's change in accounting for income taxes on the results of operations for the quarters ended December 31, 1993 and June 30, 1994 was also not significant.

         ACQUISITION. During the quarter ended March 31, 1994, the Company acquired the stock of Adamel-Lhomargy, a French manufacturer of material testing systems, for cash and assumption of debt. The Consolidated Balance Sheet at June 30, 1994 includes the assets and liabilities of Adamel, and the Consolidated Statement of Income for the three and nine months periods ended June 30, 1994 includes the operations of Adamel from the effective date of the acquisition.
         Adamel had revenues of under $10 million in its most recent fiscal year. Neither the balance sheet nor the results of operations for Adamel's most recent fiscal year or the quarter ended June 30, 1994 were significant with respect to the Company's Consolidated Balance Sheets or Consolidated Statements of Income prepared as of September 30, 1993 or June 30, 1994, respectively.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the third quarter of fiscal 1994, ended June 30 were $51,242,000, a 29% increase over the comparable quarter in fiscal 1993. Orders in the Mechanical Testing and Simulation sector increased 28% from the same quarter in 1993. Large dollar orders for the quarter were 23% of new orders in 1994 and 1993. Orders in the Measurement and Automation sector increased 38% for the quarter ended in 1994 compared to the same quarter in 1993.

         New orders for the nine months ended June 30, 1994 were $141,512,000 compared to $131,970,000 for the same period one year ago, a 7% increase. Orders in the Mechanical Testing and Simulation sector were 2% higher than last year while orders in the Measurement and Automation sector were 38% ahead of last year. Large orders comprise 25% of the total in 1994 compared to 34% of the 1993 order volume. International orders were 52% of the 1994 total compared to 46% for 1993.

          Backlog of undelivered orders at June 30, 1994 was $89,327,000 compared to $99,405,000 at March 31, 1993 and $88,731,000 at September 30, 1993.

Results of Operations

         Revenues for the third quarter were $48,468,000, a 1% decrease from the same quarter one year ago. International content of revenue was 53% and 47% for the quarters ended June 30, 1994 and 1993, respectively.

         Income before income taxes decreased 67% to $1,442,000 compared to $4,361,000 for the second quarter ended a year ago. The decrease in pretax earnings resulted from lower gross margins on 1994 projects and increased operating expenses. Certain large custom-content projects in the Company's Mechanical Testing and Simulation sector are experiencing lower gross margins arising from technical challenges and competitive pricing pressure. Operating expenses increased nearly $1.7 million, principally in selling, administration and in product development. The increase reflects investments in domestic servo motor business and markets in the Far-east and Europe, including the new French acquisition. Such investments are consistent with revenue growth in those areas.

         Net income for the quarter was $1,002,000 a 65% decrease compared to the comparable quarter one year ago. The effective tax rate for the quarter ended June 30, 1994 was 30% compared to 34% for the quarter ended in June, 1993.

         Revenues for the nine months ended in June, 1994 were $142,065,000, an 8% increase from the $132,008,000 reported one year ago. International revenues were 51% compared to 50% for the periods ended in June of 1994 and 1993, respectively. Revenues in the Material Testing and Simulation sector increased 3% while Measurement and Automation revenues increased 33% over revenues reported one year ago.

         Income before income taxes for the first nine months of 1994, decreased 2% to $9,983,000 from $10,197,000 reported in 1993. Gross margins as a percent of sales were 39.2% in 1994 compared to 41.4% in 1993. The decline in margins is discussed above and is the principal reason for the decline in pretax income. The effect of reduced gross margin was offset by a $3.7 million non-operating gain from the sale of the Berlin plant, reported in the second quarter. Operating expenses (exclusive of the gain in 1994 and a similar, though much smaller, gain in 1993) as a percent of sales were 34.8% compared to 34.2% for the nine months ended in June, 1994 and 1993, respectively.

         Net income for the first nine months of 1994 was $6,543,000 compared to $6,726,000 reported one year ago, a 3% decrease. The income tax rates were 34% and 34% for the nine months ended in 1994 and 1993, respectively.

         The cumulative effect of the Company's change in accounting to adopt SFAS No. 109 was not significant. The impact of the change on the results of operations for the quarters ended in December, 1993, March, 1994 and June also were not significant.



Financial Condition and Liquidity

         The ratio of current assets to current liabilities was 1.8 at June 30, 1994 and September 30, 1993. Cash and cash equivalents were $8,195,000 at June 30, 1994 compared to $7,597,000 at September 30, 1993. The Company's borrowing under its $70 million lines of credit was $23 million at June 30, 1994 compared to $29 million at September 30, 1993.

         Capital expenditures, net of retirements for the nine months totalled $14,108,000. The purchase of a new Berlin plant facility accounts for $10 million of the expenditure. The Company's total debt to equity ratio decreased to 31% at June 30, 1994 from 36% at September 30, 1993. However, MTS undertook additional debt to purchase the new plant in Berlin and acquire Adamel-Lhomargy during the nine month period ended in June. The resulting decrease in the total debt to equity ratio reflects conversion of unbilled receivables to cash over the nine months and use of the proceeds from the sale of its old facility in Berlin to repay a portion of the additional financing undertaken. Negotiations are underway to restructure the remaining indebtedness with a mortgage.


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



                                                         MTS SYSTEMS CORPORATION



                                                               /s/ D.M. Sullivan
                                                                   D.M. Sullivan
                                                         Chairman, President and
                                                         Chief Executive Officer



                                                              /s/ M.L. Carpenter
                                                                  M.L. Carpenter
                                                                  Vice President
                                                         Chief Financial Officer
Dated: August 12, 1994