Form 10-K
period 1994-09-30
MTS SYSTEMS CORP
filed 1994-12-22
CIK 68709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1994

Commission File Number 0-2382

            ------------------------------------------------------
                            MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


          Minnesota                                            41-0908057
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Telephone number of registrant including area code (612) 937-4000

14000 Technology Drive, Eden Prairie, Minnesota                        55344
- ---------------------------------------------                        ---------
  (Address of principal executive offices)                           (Zip Code)


Securities registered pursuant to Section 12(g) of the Act:

                 COMMON STOCK (PAR VALUE OF 25 CENTS PER SHARE
              National Association of Securities Dealers Automated
                        Quotation National Market System
                         (Exchange on which registered)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 3, 1994, 4,540,997 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock (based upon the average of the high and low prices) held by non-affliates was $87,984,162.

            ------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal Year ended September 30, 1994 - Parts I, II and IV.

Proxy Statement for Annual Meeting of Shareholders, statement dated prior to January 31, 1995 - Part III.




                            MTS SYSTEMS CORPORATION
                           ANNUAL REPORT PURSUANT TO
                          SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                                     PART I


ITEM 1. BUSINESS

MTS Systems Corporation (hereafter called "MTS" or "the Company" or "the Registrant") designs, manufactures, markets and services computer-based testing and simulation systems for determining the mechanical behavior of materials, products and structures; and measurement and control products for measuring process variables and automating manufacturing processes. These systems and products are used by MTS' customers to improve product quality, accelerate product development and increase machine and worker productivity.

The Company's markets are varied, however, its systems and products share common technologies: sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor the test or automation system to the user's needs.

PRODUCTS AND ORGANIZATION BY MARKET
The Company's operations are organized into three business sectors: 1) Mechanical Testing and Simulation, 2) Measurement and Automation Instrumentation and 3) Advanced Systems. The operational alignment of the sectors allows the Company to maintain a strategic focus on markets with different applications of the Company's technologies and with different competitors.

Mechanical Testing and Simulation: Customers in this sector use MTS systems for research and development and for quality control of materials, products and structures. MTS products and systems in this sector include:

* Material testing systems and software. These systems are used to determine the fundamental mechanical properties of materials and to analyze how a material will perform in a given application. For instance, the substitution of ceramic materials for traditional metals in certain applications requires understanding of how the ceramic material will behave under the mechanical, thermal, and corrosive stress it will endure over the product's service life.

     MTS material testing systems use either servohydraulic or electromechanical technology to apply loads to the specimen. Servohydraulic systems use hydraulic (fluid) power to obtain the forces required. Electromechanical systems use electric motors and mechanical transmissions. Generally, servohydraulic systems operate at faster speeds and can apply loads in multiple directions; electromechanical systems can be more precisely controlled at slow speeds and can operate accurately over longer displacements. In either type of system, sensors measure load, position, strain and acceleration for controlling test variables.

     In many cases, the control system includes a computer. Changes in specimen properties are measured electronically and data is processed and analyzed by the computer using proprietary MTS software.

     Testing hardware and analysis software are specific to the type of material being tested and its application. This has led the Company to develop a broad array of test accessories. These include special chambers for simulating high and low temperatures, pressures and corrosive environments; sensors for measuring changes in specimen parameters within these environments; and grips and fixtures for gripping or holding a variety of specimen shapes, sizes and textures. Materials commonly tested include elastomers, metals, ceramics, composites, plastics, fabrics, biomechanical materials, and geomechanical materials.

* Performance and durability simulation systems. These systems are used in research and development laboratories to determine the performance and durability of products and structures.

     Performance test systems permit customers to determine the dynamic performance characteristics of a product or structure. For example, in the auto-truck industry, customers use MTS performance systems to measure the characteristics of tires, shock absorbers and suspension bushings and to determine the handling response of a complete vehicle.

     Durability simulators allow customers to study how prototypes of new vehicles or structures will endure under actual service conditions. Again, in the auto-truck industry, MTS road simulators are used to subject a vehicle, or its component subassemblies, to the forces it is expected to encounter over its service life and to find failures before the vehicle goes into production. MTS believes customers can reduce the development time and cost for new cars, trucks or off-road vehicles by testing them on these simulation systems in the laboratory under controlled and repeatable conditions.

     Ground vehicle customers may also purchase MTS systems to detect squeaks and rattles in new vehicles as they come off the production line. The Company believes these systems are effective in reducing early warranty costs.

     MTS aerospace customers purchase component and full-scale simulators and analysis systems to determine the service life of aircraft and aerospace structures and components. Once in production, the most critical parts of an aircraft may be continuously tested to keep its simulated hours of flight well ahead of the actual flight hours of the earliest production aircraft in the fleet.

     MTS simulation systems and controls are also used to test civil engineering structures. Actual structures, or scale-models, are subjected by these systems to the static and dynamic loads they may incur in service. In addition, MTS supplies systems for determining the characteristics of rocks and soils--useful information for petroleum and mineral exploration.

     The Company also supplies a limited range of modeling and analysis software which permits customers to shorten the design process by simulating "damaging" events in an analytical computer model. This can eliminate several prototype fabrication and testing iterations, shortening the design cycle further. Although it may eliminate some prototype iterations, this does not usually eliminate the need to test a final prototype before releasing the design for manufacture.

Mechanical Testing and Simulation accounted for 73% of sales in 1994, and 79% of sales in 1993 and 1992. It represents the oldest and principal market for the Company's technology. This sector has been principally responsible for the Company's general corporate image: "a leading supplier of test equipment to laboratories."

Measurement and Automation Instrumentation: Measurement and automation instrumentation customers use MTS products in discrete part and fluid process manufacturing. Products and systems in this sector include:

* Position and liquid-level sensors. Two types of sensors are produced. The Temposonics(tm) displacement sensor is made in lengths from 3 inches to 50 feet for use in many processes in discrete manufacturing. Major applications include injection molding and die casting machines, printing and packaging machines, presses of all types and lumber mills.

     This same technology is incorporated into another sensor used for measurement of liquid levels and interfaces. These sensors are sold in three application markets: the underground storage tank market (UST), the process storage tank market (PST) and the large, above-ground storage tank market (AST).

     The UST market consists primarily of retail gas stations. It is served by original equipment manufacturers (OEMs) who purchase MTS sensing probes and incorporate them with an electronic unit to monitor fuel inventory and detect leaks.

     The PST and AST markets are served by an MTS sales force working through numerous sales representative firms. The PST market, which requires sensors generally less than 25 feet in length, uses the MTS Level Plus(R) product line in a wide variety of applications in the chemical, petroleum refining, pharmaceutical, and food industries. The AST market, which needs sensors up to 60 feet in length, is the newest application for these sensors. MTS also sells software packages to this market for monitoring multiple tank levels on large tank "farms."

* Servo motors and controllers. Custom Servo Motors, Inc., an MTS subsidiary, supplies MaxPlus(tm) high-performance, brushless servo motors to OEMs for use in automating discrete-part manufacturing, converting and packaging machines. The subsidiary also supplies Motion Plus(tm) control products that provide control of complex, multi-axis, rotary and linear machine motions. These motors and motion control products create systems that are applied to a wide variety of automation tasks by both end-users and OEM firms.

The MTS Measurement and Automation Instrumentation sector accounted for 18% of sales in 1994, and 15% of sales in 1993 and 1992.

Advanced Systems: The Company's Advanced Systems Division develops new products and capabilities in targeted technologies on cost-plus-fixed-fee and firm, fixed-price contracts. Some of these contracts are within the field of Mechanical Testing and Simulation and others are in Industrial Automation.

Examples in the field of Mechanical Testing and Simulation include simulation systems to test gun recoil systems and breech assemblies. Examples in the field of Industrial Automation include robotic systems for laser welding and laser-based dimensional measuring.

The Advanced Systems sector accounted for 9% of sales in 1994 and 6% of sales in 1993 and 1992.

COMMON TECHNOLOGIES AND BUSINESS APPROACHES
MTS' systems are constructed using employees' systems engineering know-how and with common system components generally composed of measuring and actuation devices, electronic controls and application software. Many of these components are proprietary and are developed and manufactured within the Company.

MTS employees engineer or configure the components into systems to match the application called for in the customer's order. Frequently, special-purpose software is developed to meet a customer's unique requirements. Such software often represents a significant part of the value added by the Company. Additional products such as personal and minicomputers, associated peripheral equipment and large, machined parts are purchased from outside suppliers, as required. Services offered to system customers include on-site installation, training of customer personnel, technical manuals and continuing maintenance. Such services are often included in the contract amount charged for completed systems, but these services may be purchased separately, during and after the system warranty period.

Certain proprietary products, such as sensors, process controls, motors, actuators, and process software and firmware are sold as products to end users and to other companies for incorporation into their systems, machines, or processes. All products and most systems are sold on fixed-price contracts. Complex systems and applied research are in some cases undertaken on "cost-plus-fixed-fee" contracts.

Inasmuch as the Company's offerings are constructed from a family of common products and technologies, and are integrated by a common knowledge base of engineering, the Company considers itself to be in a single business. The Company has reported the results of operations for its single business in the Financial Statements (see Item 8).

1994 PRODUCT DEVELOPMENT HIGHLIGHTS

The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 1994 are:

* The first Flat-Trac(tm) Roadway Simulator was completed by MTS during 1994. This system is a laboratory roadway simulator for the auto industry. It can simulate nearly all high speed test track conditions with the advantages of environmental control, safety, repeatability, and observability.

* The Company introduced a triaxial elastomer test system for studying the ability of elastomeric materials to dampen vibration.

* A new line of lower-priced axial/torsional test systems was added to the Mini-Bionix(R) product line for the biomechanics and materials industry.

* The Company expanded the line of MaxPlus(tm) motors and drives with the addition of an 8-inch servo motor. One version of the motor eliminates the need for a separate mechanical gear box, resulting in a more reliable and compact drive system with the ability to produce optimum torque and speed.

* The CVT 250 Coaxial Vision Torch system was introduced which uses a through-the-torch viewing system to monitor weld parameters.

CHARACTERISTICS OF SALES
The Company's systems are sold and delivered throughout the world and its customer orders cover a broad spectrum of industries, government agencies, institutions, applications, and geographic locations. As such, MTS is not heavily dependent upon any single customer for its business.

Mechanical Testing and Simulation systems range in price from less than $20,000 to as much as $10 million. Large, individual, fixed-price orders, although important to the Company's image and technical advancement, tend to produce volatility in both backlog and quarterly operating results. The majority of the orders received in any one year are based on fixed-price quotations and require significant technical communications with potential customers prior to receipt of an order. The current typical delivery time for a system ranges from one to twelve months, depending upon the complexity of the system and the availability of components in the Company's or suppliers' inventories. Larger system contracts can run as long as three years and cost-plus-fixed-fee contracts have run longer.

Measurement and Automation products are sold in quantity at smaller per unit prices in the $500 to $10,000 range. Delivery varies from several days to several months.

Approximately 51% of sales in fiscal 1994, 49% in 1993, and 43% in 1992 were made to domestic customers. The balance of sales, some of which are sold in currencies other than the U.S. dollar, were to customers located outside the United States--mainly in Europe, Asia Pacific, Latin America, and Canada. The Company's foreign operations and foreign sales may be affected by local political conditions, export licensing problems, and/or currency restrictions.

Sales Channels: MTS approaches its market sectors through a number of sales channels. The Company's Mechanical Testing and Simulation equipment is sold through an employee sales network, independent sales representatives, and a direct mail (catalog) operation. Sales personnel are generally graduate engineers or highly skilled technicians and are specially trained to sell MTS products and services. Employee salespersons are compensated with salary and sales incentives, and independent representatives are paid commissions only.

A list of domestic and international offices for the Company's Mechanical Testing and Simulation business follows:

Domestic offices:
         Akron                      Dayton           Philadelphia
         Austin                     Denver           Raleigh
         Baltimore                  Detroit          Pittsburgh
         Boston                     Huntsville       San Diego
         Chicago                    Los Angeles      San Jose
         Dallas                     Minneapolis      Seattle
                                                     Washington, D.C.
International Offices:
       Beijing and other cities,                     Paris, France
          Peoples Republic of China                  Sao Paulo, Brazil
       Berlin and other cities,                      Seoul, Korea
          Germany                                    Singapore
       Gothenburg, Sweden                            Stroud, United Kingdom
       Hong Kong                                     Tokyo, Japan
       Nagoya, Japan                                 Torino, Italy

In addition, MTS works with sales and service representative organizations in all industrialized countries of the world and in the developing countries of Latin America and Asia.

The Company offers a comprehensive mail-order catalog of MTS components, accessories, and products. The catalog includes products of complementary vendors and aims to reach a broad range of customers involved in Mechanical Testing and Simulation.

The Measurement and Automation sector sells its products through a separate sales organization. A network of employee, direct sales, and external domestic distributors, representatives, and system houses market the products of these divisions. International sales currently account for 28% of this sector's volume. Efforts to expand sales channels in international markets continue.

The Advanced Systems sector sells its systems through the sales organizations of the other sectors, through other agents or directly.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Geographic Segment Information on pages 12 and 22 of the Company's 1994 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 1994, 1993 and 1992 included sales to Asia Pacific, European, and other regions that require the Company to obtain export licenses from the U.S. Department of Commerce, the granting of which are subject to governmental approval. The Company does not undertake manufacturing on custom systems or projects until it is assured that a license will be granted, however, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, U.S. government initiatives on weapons proliferation and foreign policy in other parts of the world may cause delays for certain shipments, or the rejection of orders by the Company.

BACKLOG
The Company's backlog, which it defines as firm orders remaining unfilled, totaled $84,591,000 at September 30, 1994; $88,731,000 at September 30, 1993;
and $99,221,000 at September 30, 1992. Approximately 5% of the backlog at September 30, 1994 will be delivered after September 30, 1995. Delivery delays may also occur due to technical difficulties and/or delayed export licensing approval.

COMPETITION
In the Mechanical Testing and Simulation sector, customers may choose to buy equipment from the Company or from several major competitors: Instron (U.S. Based), Carl Schenck (Germany), Zwick (Germany) and Shimadzu (Japan). There are also smaller competitors in most countries and applications.

In lieu of buying equipment from the Company or its competitors, customers may contract with testing laboratories such as EG&G, Peabody, Wyle, or with universities. Government laboratories also market testing services to the public.

Finally, customers may choose to construct their own testing equipment from commercially available components. Customers in the aerospace and automotive industries and universities sometimes choose this approach, purchasing equipment from companies such as Parker Hannifin, Moog, and Mannesman (Germany).

In the Measurement and Automation sector, the Company competes directly with small to medium-sized specialty suppliers and also with divisions of the large control system companies such as Rockwell, Emerson Electric, Siemens (Germany) and Fanuc (Japan).

MANUFACTURING AND ENGINEERING
The Company conducted a significant portion of its fiscal 1994 Mechanical Testing and Simulation and Advanced Systems manufacturing and engineering activities in Minneapolis. Certain product assembly, final system assembly, and application software development may be done in Berlin, Germany. The Tokyo, Japan, facility procures some materials, assembles, and installs systems for customers in that market. Electromechanical systems are assembled in Raleigh, NC, facility and in the Paris, France (Adamel Lhomargy) facility. Manufacturing and engineering activities for the Automation and Measurement Instrumentation sector occur in Raleigh, NC, in Ludenscheid, Germany, and in New Ulm, MN.

Worldwide expenditures for manufacturing equipment were approximately $5,427,000 in 1994, $2,723,000 in 1993, and $5,920,000 in 1992.

PATENTS AND TRADEMARKS
The Company holds a number of patents, patent applications, licenses, trademarks, and copyrights which it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark, or copyright. Furthermore, with only a few exceptions, there is no overall patent protection available to the Company.

RESEARCH AND DEVELOPMENT
The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $12,645,000, $13,697,000, and $9,999,000 for fiscal years 1994, 1993, and 1992, respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. Innovation on customer jobs was continued in fiscal 1994 at levels consistent with prior years. The combination of internally sponsored product development and system or application innovation on customer contracts approximates 10% of annual sales volume.



EXECUTIVE OFFICERS OF THE COMPANY
The Corporate Executive Officers of the Registrant on September 30, 1994 were:

Name and Age                            Position                          Officer Since
- ------------                            --------                          -------------
D. M. Sullivan (59)                     Chairman, President and              1976
                                        Chief Executive Officer
W. G. Beduhn (53)                       Vice President                       1983
M. L. Carpenter (57)                    Vice President                       1973
                                        and Chief Financial Officer
R. W. Clarke (64)                       Vice President                       1973
K. E. Floren (58)                       Vice President                       1990
W. Ongyert (56)                         Vice President                       1985
J. H. Owens (54)                        Vice President                       1984
M. G. Togneri (57)                      Vice President                       1991
K. D. Zell (52)                         Executive Vice President             1979

Officers serve at the discretion of the board, are elected annually by the directors, and serve until their successors are elected.

EMPLOYEES
MTS employed 1,557 persons as of September 30, 1994, including 290 employees located in Western Europe, 45 in Japan, 14 in China, 2 in Canada, 2 in Singapore, 10 in Korea, 4 in Hong Kong, and 1 in South America. Approximately 30 of the 1,557 were scheduled for termination within the succeeding 90 days as part of the Company's work-force reduction plan.

None of the Company's U.S. employees are covered by a collective bargaining agreement, and MTS has experienced no work stoppages at any location.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS
A major portion of products and systems delivered to a customer may consist of equipment purchased from vendors. The relationship which the Company promotes with its vendors is one of close cooperation. The Company is dependent upon certain computing hardware and software devices and certain raw materials which have limited sources. However, the Company has not experienced significant problems in procurement or delivery of any essential materials, parts, or components in the last several years.

Due to the manner in which the Company sells the majority of its products, on a fixed-price contract agreed upon at the time the order is obtained, wide fluctuations up or down in cost of materials and components from order date to delivery date, if not accurately forecast by the Company at the earlier date, can change the profitability of any sale. The Company believes that such fluctuations have not had a material effect on reported earnings, except as affected by changes in foreign currency rates, which have been reported.



ENVIRONMENTAL MATTERS
Management believes the Company's operations are in compliance with Federal, state, and local provisions relating to the protection of the environment.


ITEM 2.       PROPERTIES

Domestic Facilities--

         The Company's main plant and corporate headquarters, occupying 380,000 square feet, is located in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967 with additions in 1970, 1975, 1978, 1981, and 1990. Approximately 45% of the Minneapolis facility is used for manufacturing while the balance of the facility is used for office space. The plant site is situated on 54 acres of land on Minnesota State Highway 5, approximately one mile west of Interstate Highway 494.

         Some of the Minneapolis additions were financed with debt obligations and others were financed from operations. As of September 30, 1994 all debt relating to this facility had been paid.

         Custom Servo Motors, Inc. occupies a 14,000 square foot plant in New Ulm, Minnesota (65 miles southwest of Minneapolis). The plant provides light assembly operations and office space. The facility was constructed in 1993 by the New Ulm Economic Development Corporation. MTS has a five year operating lease for the facility with provisions to extend the lease, purchase the property, or terminate the lease. The terms of the lease agreement do not require capitalization of the asset and the related obligation.

         Sensors Division is located near the Research Triangle Park in Cary, North Carolina, a suburb of Raleigh. A 40,000 square foot plant, constructed in 1988, provides manufacturing and office space. In 1992, 25,000 square feet was added to the plant. Land acquisition and construction costs for both projects totaled $4,300,000 and were financed from current operations.

         SINTECH Division is located adjacent to the Sensors Division site in Cary, North Carolina. A 25,000 square foot plant, constructed in 1991, provides manufacturing and office space. Land acquisition and construction costs approximated $2,700,000 and were financed from current operations.

International Facilities--

         In fiscal 1994 MTS Systems GmbH (Berlin) sold the land and its former facility (24,000 square feet) and purchased a larger building (80,000 square feet). MTS occupies approximately two thirds of this space. Currently half of the occupied space is utilized for manufacturing and the remainder for offices. The remaining third of the facility is planned to be leased to outside parties. As of September 30, 1994, 3,000 square feet has been leased. The building is situated on land leased by MTS from the city government. (The lease expires in 2069). The acquisition cost of the existing facility was $12,000,000 and was financed partially by proceeds of the former facility's sale, assumption of the existing secured mortgage loans of $2,056,000 and current operations.

         Adamel Lhomargy S.A., operates a leased facility in Paris, France, of approximately 38,000 square feet in size. Approximately 40% of this space is used for manufacturing with the remainder used as offices. The current lease expires at the end of the 1998 fiscal year.

         MTS Sensors Technologie operates a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities occupy 10,000 square feet at this location.

         The Company also leases office and general purpose space for its sales and service subsidiaries in Stroud, United Kingdom; Paris, France; Torino, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; Toronto, Canada; Sao Paulo, Brazil; Gothenburg, Sweden; Beijing and Shanghai, Peoples Republic of China; Singapore; and Hong Kong. No manufacturing is done at these locations.

Expansion Plans--

         The Company owns approximately 100 acres of land adjacent to its Minneapolis facility. This site could house expanded manufacturing operations. Also, the site in Raleigh allows for expansion. The Company will be expanding the capacity of the New Ulm and Ludenscheid facilities in 1995 with the addition of 15,000 and 8,000 square feet, respectively.

The Company considers its current facilities and planned expansion adequate to support anticipated sales in 1995.


ITEM 3.       LEGAL PROCEEDINGS

         No material legal proceedings were pending or threatened against the Company or its subsidiaries as of September 30, 1994.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended September 30, 1994, for a vote by the shareholders.







                                                                    PART II


ITEM 5.       MARKET FOR THE REGISTRANT's COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

         The Company's stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol MTSC. The following schedule shows the Company's low and high closing sale transactions as reported by NASDAQ.


Quarter Ended           Low *      High*
December 31, 1992     $ 20.38    $ 26.00
March 31, 1993        $ 21.50    $ 27.00
June 30, 1993         $ 24.75    $ 29.00
September 30, 1993    $ 27.75    $ 32.50
December 31, 1993     $ 27.75    $ 32.00
March 31, 1994        $ 28.50    $ 32.50
June 30, 1994         $ 25.00    $ 29.50
September 30, 1994    $ 22.00    $ 28.50


              *Source: NASDAQ/NMS Monthly Statistical Report

         As of December 3, 1994 there were 1,394 holders of record of the Company's $.25 par value common stock. The Company estimates another 1,300 shareholders, whose stock is held by nominees or broker dealers, are included in the holders of record.

         The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 1994, 1993, and 1992, the Company paid dividends totaling $.56, $.48, and $.48 per share, per year, respectively, to holders of its common stock.

         Under the terms of the Company's note and credit agreements, certain covenants may restrict the payment of cash dividends. As of September 30, 1994, retained earnings available for distribution under such agreements were $20,600,000.

ITEM 6.       SELECTED FINANCIAL DATA

         A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary." This data is on page 1 of the Company's 1994 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 16 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

         None.






                                                               PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          (a) Information concerning the Company's directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 31, 1995, and is incorporated herein by reference.

          (b) See Item 1. Business, on page 9 for information on the Company's Executive Officers.

          (c)  The  Company  has  no  other  significant   employees   requiring
               disclosure in this Form 10-K.

          (d) There are no family relationships between and among directors or officers.

          (e) Business experience of Directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 31, 1995, and is incorporated herein by reference. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:

  Officer                              Business Experience

D.M.Sullivan        Chairman in 1994. Chief Executive Officer since 1987.
                    President and Chief Operating Officer since 1982. Vice
                    President from 1976 to 1982. Has extensive prior experience in the management of technology intensive businesses.

W.G.Beduhn          Vice President of Advanced Systems Division since 1991. Vice
                    President of Technology Development from 1983 to 1991.
                    Division manager of various marketing and operating divisions from 1977 to 1983.

M.L.Carpenter       Vice President and Chief Financial Officer since 1991. Vice
                    President and Treasurer since 1973.

R.W.Clarke          Vice President of Simulation Group since 1984. Previous
                    responsibilities include Vice President of Sales and Service and various market divisions from 1973 to 1984.

K.E.Floren          Vice President of Aerospance and Engineering Mechanics
                    Division, North American Sales and Service since 1993. Vice
                    President of Vehicle Dynamics Division from 1990 to 1993.
                    Manager of various marketing and sales units from 1975 to 1990.

W.Ongyert           Vice President of European Sales and Service since 1985.
                    General manager of European operations from 1977 to 1985.

J.H.Owens           Vice President, Minneapolis Operations since 1988. Vice
                    President, Product Group from 1986 to 1988. Vice President of Manufacturing Operations Division from 1984 to 1986.
                    Division manager of various product manufacturing units from 1976 to 1984.

M.G.Togneri         Vice President of Measurement and Automation Group since
                    April 1991. Prior to his employment at MTS was V.P. at Square D Corporation and General Manager of Crisp
                    Automation. Has extensive experience in the industrial instrumentation and control business in the U.S. and internationally.

K.D.Zell Executive Vice President of Mechanical Testing and Simulation in 1993. Vice President of Materials Testing Division from 1988 to 1993. Vice President, Sales and Service from 1984 to 1988. Vice President, Product Group from 1979 to 1984. Division manager, Hydro-mechanical Products from 1978 to 1979.


         (f) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 31, 1995, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11.        EXECUTIVE COMPENSATION

                See Item 12.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 31, 1995, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 None.





                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         (a)   Financial Statements:

               See accompanying Index to Financial Statements on Page F-1.

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of fiscal 1994.

         (c)   Exhibits:

                3.a Restated Articles of Incorporation, adopted January 31, 1994, incorporated by reference from exhibit 3.a to Form 10-Q for the quarter ended March 31, 1994.

                3.b By-Laws, incorporated by reference to exhibit 3.b to the Form 10-K for the fiscal year ended September 30, 1986.

               10.a Management Variable Compensation Plan-Fiscal 1994, dated November 18, 1993.

               10.b 1985 Employee Stock Option Incentive Plan, incorporated by reference to exhibit 4(a) from Form S-8, File
                         No. 2-99389.

               10.c 1987 Stock Option Plan incorporated by reference to exhibit A from Form S-8, File No. 33-21699.

               10.d 1990 Stock Option Plan, incorporated by reference to exhibit A from Form S-8, File No. 33-35288.

               10.e      1994 Stock Plan incorporated by reference to
                         exhibit 4(a) from Form S-8, File No. 33-73880.

               10.f Severance Agreement, dated May 1, 1990 between the registrant and William G. Beduhn, incorporated by reference to exhibit 10.g of Form 10-K for the fiscal year ended September 30, 1990.

               10.g Severance Agreement, dated May 1, 1990 between the registrant and Marshall L. Carpenter, incorporated by reference to exhibit 10.i of Form 10-K for the fiscal year ended September 30, 1990.

               10.h Severance Agreement, dated May 1, 1990 between the registrant and Richard W. Clarke, incorporated by reference to exhibit 10.j of Form 10-K for the fiscal year ended September 30, 1990.

               10.i Severance Agreement, dated December 3, 1990 between the registrant and Kenneth E. Floren, incorporated by reference to exhibit 10.k of Form 10-K for the fiscal year ended September 30, 1990.

               10.j Severance Agreement, dated May 1, 1990 between the registrant and Werner Ongyert, incorporated by reference to exhibit 10.m of Form 10-K for the fiscal year ended September 30, 1990.

               10.k Severance Agreement, dated May 1, 1990 between the registrant and J. Howell Owens, incorporated by reference to exhibit 10.n of Form 10-K for the fiscal year ended September 30, 1990.

               10.l Severance Agreement, dated May 1, 1990 between the registrant and Donald M. Sullivan, incorporated by reference to exhibit 10.p of Form 10-K for the fiscal year ended September 30, 1990.

               10.m Severance Agreement, dated May 1, 1990 between the registrant and Richard S. White, incorporated by reference to exhibit 10.q of Form 10-K for the fiscal year ended September 30, 1990.

               10.n Severance Agreement, dated May 1, 1990 between the registrant and Keith D. Zell, incorporated by reference to exhibit 10.r of Form 10-K for the fiscal year ended September 30, 1990.

               10.o Severance Agreement, dated April 1, 1991 between the registrant and Mauro G. Togneri, incorporated by reference to exhibit 10.s of Form 10-K for the fiscal year ended September 30, 1991.

               10.p 1992 Employee Stock Purchase Plan, incorporated by reference to exhibit 4(a) from Form S-8, File
                         No. 33-45386.

               13. Annual Report to Shareholders for the fiscal year ended September 30, 1994.

               21.       Subsidiaries of the Company.

               23.       Consent of Independent Public Accountants.

               27.       Financial Data Schedule.

         (d)   Financial Statement Schedules:

               See accompanying Index to Financial Statements on page F-1.






SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MTS SYSTEMS CORPORATION



                                            By:          /s/ Donald M. Sullivan
                                                              Donald M. Sullivan
                       Chairman, Chief Executive Officer, President and Director


                                            By:        /s/ Marshall L. Carpenter
                                                           Marshall L. Carpenter
                                      Vice President and Chief Financial Officer



                                            By:            /s/ John A. Lessner
                                                                 John A. Lessner
                                                            Corporate Controller
Date:    December 22, 1994






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                            By:                /s/ E. T. Binger

                                                 E. T. Binger, December 22, 1994
                                                                        Director


                                            By:          /s/ Charles A. Brickman

                                          Charles A. Brickman, December 22, 1994
                                                                        Director


                                            By:           /s/ Thomas E. Holloran
                                           Thomas E. Holloran, December 22, 1994
                                                                        Director


                                            By:            /s/ Bobby I. Griffin

                                             Bobby I. Griffin, December 22, 1994
                                                                        Director


                                            By:            /s/ Thomas E. Stelson

                                            Thomas E. Stelson, December 22, 1994
                                                                        Director




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


A.       STATEMENTS OF REGISTRANT

         No separate financial statements of the Registrant are included herein as the Registrant is primarily an operating company. All subsidiary companies are totally-held, and their indebtedness to any person other than the Registrant or its consolidated subsidiaries is, in the aggregate, less than 5% of consolidated assets at September 30, 1994. The financial statements of the Registrant and all subsidiaries are included in the consolidated financial statements.


B.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1994 Annual Report to Shareholders which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.


                                                  Annual
                                                  Report    10-K
                                                   Page     Page

Quarterly Financial Information (Unaudited)           16     -

Consolidated Balance Sheets - September 30, 1994      17     -
and 1993

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 1994,
1993 and 1992                                         18     -

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1994, 1993, and 1992        19     -

Notes to Consolidated Financial Statements            20     -

Report of Independent Public Accountants              26     -

C.     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON SCHEDULES                                    -   F-3

D.     CONSOLIDATED SCHEDULES

Schedule           Description


V    Summary of Consolidated Property                  ---        F-4

VI   Summary of Consolidated Accumulated
     Depreciation                                      ---        F-5

VIII Summary of Consolidated Allowances for
     Doubtful Accounts                                 ---        F-6

X    Summary of Consolidated Supplementary
     Income Statement Information                      ---        F-7


     All schedules except those listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.





             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To MTS Systems Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 29, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed as a part of Item 14 (pages F-4 through F-7) in this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   November 29, 1994




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                 SCHEDULE V - SUMMARY OF CONSOLIDATED PROPERTY

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992



                                                          Construction    Buildings and    Machinery
                                                Land       in Process      Improvements  and Equipment       Total
                                                                     (expressed in thousands)
Balance, September 30, 1991                   $ 3,534       $     --        $ 26,606        $ 36,733        $ 66,873

Additions                                          51          2,963             707           3,257           6,978
Retirements or sales                               --             --            (112)           (741)           (853)
Transfers                                          --         (2,963)            198           2,765              --
Foreign currency translation adjustment            31             --             288             639             958


Balance, September 30, 1992                     3,616             --          27,687          42,653          73,956

Additions                                         228            (42)            181           4,912           5,279
Retirement or sales                               (92)            --              (6)         (1,578)         (1,676)
Transfers                                          --             42             (72)             30              --
Foreign currency translation adjustment           (27)            --            (258)           (641)           (926)

Balance, September 30, 1993                     3,725             --          27,532          45,376          76,633

Additions                                         152            312          10,837           6,559          17,860
Retirements or sales                             (182)            --          (1,956)         (1,777)         (3,915)
Transfers                                          --           (312)            (43)            355              --
Foreign currency translation adjustment             8             --              82             290             380

Balance, September 30, 1994                   $ 3,703           $ --        $ 36,452        $ 50,803        $ 90,958



                        MTS SYSTEMS CORPORATION AND SUBSIDIARIES

             SCHEDULE VI - SUMMARY OF CONSOLIDATED ACCUMULATED DEPRECIATION

                 FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                   Buildings and      Machinery
                                                    Improvements    and Equipment      Total
                                                               (expressed in thousands)
Balance, September 30, 1991                            $ 7,758        $ 23,120        $ 30,878

Provision for depreciation                                 881           4,355           5,236
Retirements or sales                                       (56)           (692)           (748)
Foreign currency translation adjustment                   (104)            407             511

Balance, September 30, 1992                              8,687          27,190          35,877

Provision for depreciation                                 917           4,484           5,401
Retirements or sales                                        (6)         (1,387)         (1,393)
Foreign currency translation adjustment                    (96)           (410)           (506)

Balance, September 30, 1993                              9,502          29,877          39,379

Provision for depreciation                                 918           4,945           5,863
Retirement or sales                                       (875)         (1,487)         (2,362)
Foreign currency translation adjustment                    192             518             710

Balance, September 30, 1994                            $ 9,737        $ 33,853        $ 43,590


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - SUMMARY OF CONSOLIDATED ALLOWANCES

                             FOR DOUBTFUL ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992




                      Balance               Provision             Amounts             Balance
                      Beginning             Charged to            Written             End of
                      of Year               Operations            Off                 Year
                                            (expressed in thousands)
1994                    $ 1,461              $ 110                 $ (132)             $ 1,439

1993                        608                981                   (128)               1,461

1992                        511                262                   (165)                 608








                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

               SCHEDULE X - SUMMARY OF CONSOLIDATED SUPPLEMENTARY

                          INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992




                             1994           1993           1992
                                (expressed in thousands)
Advertising and promotion   $2,848         $2,903         $2,754


Expenses incurred for taxes other than income and payroll, maintenance, repairs, amortization of other assets, and royalties have been omitted as each was less than 1% of net sales. Research and development costs are shown in the accompanying Consolidated Statements of Income.

                                          EXHIBIT INDEX


              Exhibit
              No.          Description

              10.a         Management Variable Compensation Plan-Fiscal 1994

              13. Annual Report to Shareholders for the fiscal year ended September 30, 1994

              21.          Subsidiaries of the Company

              23.          Consent of Independent Public Accountants

              27.          Financial Data Schedule