Form 10-Q
period 1994-12-31
MTS SYSTEMS CORP
filed 1995-02-14
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                  For quarterly period ended December 31, 1994

                         Commission File Number 0-2382




                            MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                         612-937-4000
(State or other jurisdiction of                  (Telephone number of registrant
incorporation or organization)                          including area code)

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

                           _X_ Yes       ___ No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.25 par value; 4,445,093 shares outstanding.


                         PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1994 AND SEPTEMBER 30, 1994


                                                         DEC 31    SEPT 30
                                                          1994      1994
ASSETS                                                  UNAUDITED  AUDITED

                                                       (expressed in $ 000's)

Cash and cash equivalents                                 $7,579   $4,919
Accounts receivable                                       45,167   44,534
Unbilled contracts and retainage receivable               29,837   35,584
Inventories-
  Customer jobs-in-process                                17,392   14,336
  Components, assemblies and parts                        20,097   20,816
Prepaid expenses                                           3,609    3,017

Total current assets                                     123,681  123,206

Land                                                       3,703    3,703
Buildings and improvements                                36,682   36,452
Machinery and equipment                                   51,654   50,803
Accumulated depreciation                                 (45,068) (43,590)

Total property and equipment                              46,971   47,368

Other assets                                               8,914    5,134

                                                        $179,566 $175,708

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes payable to banks                                   $26,330  $17,007
Current maturities of long-term debt                       1,463    1,516
Accounts payable                                           8,826   10,969
Accrued compensation and benefits                         16,423   18,058
Accrued income taxes                                        (753)     981
Other accrued liabilities                                  8,702    8,170
Advance billings to customers                             11,570    9,660

Total current liabilities                                 72,561   66,361

Deferred income taxes                                      3,980    3,973
Long-term debt, less current maturities                    5,161    5,328

Common stock, $.25 par; 16,000,000 shares
  authorized: 4,445,093 and 4,568,374
  shares issued and outstanding                            1,111    1,142
Additional paid-in capital                                   166    2,928
Retained earnings                                         92,368   91,762
Cumulative translation adjustment                          4,219    4,214

Total shareholders' investment                            97,864  100,046

                                                        $179,566 $175,708


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED DECEMBER 31, 1994 AND 1993
                                  (UNAUDITED)




                                                    FOR THE 3 MONTHS ENDED
                                                         DECEMBER 31
                                                        1994     1993

                                                   (expressed in 000's except
                                                      for per share amounts)

NET SALES                                              $49,468  $47,241
COST OF SALES                                           31,273   27,797

Gross profit                                            18,195   19,444

OPERATING EXPENSES:
  Selling                                               10,147    9,254
  General and administrative                             3,145    2,748
  Research and development                               2,979    2,672
  Interest expense                                         416      398
  Interest income                                          (25)     (52)
  Other (income) and expense, net                         (119)     898

  Total operating expense                               16,543   15,918

INCOME BEFORE INCOME TAXES                               1,652    3,526
PROVISION FOR INCOME TAXES                                 413    1,166

NET INCOME                                              $1,239   $2,360

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                                  $0.27    $0.51

DIVIDENDS PER SHARE                                      $0.14    $0.14

BACKLOG                                                $89,552  $80,342

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               4,551    4,666


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE 3 MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                  (UNAUDITED)


                                                      FOR THE 3 MONTHS ENDED
                                                      DEC 31          DEC 31
                                                       1994            1993

                                                       (expressed in $000'S)

OPERATING ACTIVITIES
   Net income                                         $ 1,239       $  2,360
   Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                    1,623          1,320
       Deferred income taxes                                7           (622)
       Foreign currency translation adjustment              5           (584)

   Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
       contracts and retainages                         5,114           (495)
    Inventories                                        (2,337)           815
    Prepaid expenses                                     (592)        (1,325)
    Accrued income taxes                               (1,734)         1,207
    Advance billings to customers                       1,910           (821)
    Other, net                                         (3,246)        (1,861)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     1,989             (6)

INVESTING ACTIVITIES
    Property and equipment, net                        (1,111)       (10,893)
    Excess purchase cost for MTS Power Tek, Inc.       (3,746)            --
    Other assets                                         (149)            22

NET CASH USED IN INVESTING ACTIVITIES                  (5,006)       (10,871)

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable          9,323         12,284
    Payments on long-term borrowings                     (220)        (1,023)
    Cash dividends                                       (633)          (637)
    Proceeds from employee stock option
       and stock purchase plans                            55            175
    Payments to purchase and retire common stock       (2,848)            --

NET CASH PROVIDED BY FINANCING ACTIVITIES               5,677         10,799

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      2,660            (78)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,919          7,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 7,579       $  7,519

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

     REVENUE RECOGNITION. Revenue is recognized upon shipment of equipment when the customer's order can be manufactured, delivered and installed in less than nine months. Revenue on contracts requiring longer delivery periods (long-term contracts) and other customized orders which permit progress billings is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract (cost-to-cost method). The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the amount thereof is provided currently.

     LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at December 31, 1994 are expected to be invoiced as follows: $25,636,000 in 1995 and $4,201,000 in 1996.

     INCOME TAXES -- CHANGE IN ACCOUNTING METHOD. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes effective October 1, 1993. The effect of such adoption was not significant on the Company's financial position or results of operations for the quarter ended December 31, 1993 or the year ended September 30, 1994.

     OTHER FINANCIAL STATEMENT DISCLOSURE. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1994 Annual Report to Shareholders on pages 20 through 25 are incorporated herein by reference.

     MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

     New orders for the first quarter of fiscal 1995, ended December 31, 1994, were $52,051,000, a 34% increase over the comparable quarter in fiscal 1994. The increase for the quarter ended in December, 1994, was expected because order volume in 1993 reflected weak demand in Europe and Japan for the Mechanical Testing and Simulation (MT&S) sector. In 1994 MT&S orders were 31% ahead of the prior year primarily on the resurgence of the U. S. auto industry. Recent acquisitions, MTS-Power Tek and Adamel Lhomargy S.A., contributed nearly $8 million of the increase. The international content of new orders was 45% compared to 48% for the same period one year ago. European order volume was level with last year while orders from Japan were slightly less than expected. Backlog of undelivered orders at December 31, 1994 was $89,552,000, an increase of 6% from September 30, 1994.

Results of Operations

     Revenues for the first quarter were $49,468,000 a 5% increase from the same quarter one year ago. Much of the increase was contributed by the recent acquisitions, mentioned above. Revenues in total were slightly ahead of the first quarter plan for fiscal 1995. International content of shipments was 57% and 52% for the quarters ended December 31, 1994 and 1993, respectively.

     Income before income taxes decreased 53% to $1,652,000 compared to $3,526,000 for the quarter ended a year ago. The decrease in pretax earnings resulted primarily from low manufacturing margins in the MT&S sector. Gross margin percents were 37% and 41% for the periods ended December 31, 1994 and 1993, respectively. The change in the Company's margins reflects shipments of
(i) lower margin system orders accepted during a period of weak demand in Europe and Japan and (ii) other custom projects with significant technological challenges that are nearing completion at lower than expected margins. The MT&S sector's margins in the Company's current backlog and the mix of projected orders suggests that profitability will improve in the second half of fiscal 1995.

     Increases in operating expenses, primarily due to acquiring Power Tek and Adamel Lhomargy, also contributed to the decline in pretax income as selling and administrative expenses increased while the impact of translating international subsidiary financial statements and the settlement of specific transactions denominated in foreign currencies partially offset the increased expenses.

     Net income for the quarter was $1,239,000 a 48% decrease compared to the comparable quarter one year ago. The effective tax rate for the quarter ended December 31, 1994 was 25% compared to 33% for the quarter ended in December, 1993 and 31% for the year ended September 30, 1994.

     The cumulative effect of the Company's change in accounting to adopt SFAS No. 109 on October 1, 1993 was not significant. The impact of the change on the results of operations for the quarter ended December 31, 1993 also was not significant.


Financial Condition and Liquidity

     The ratio of current assets to current liabilities at December 31 was 1.7 compared to 1.9 at September 30, 1994. Cash and cash equivalents increased 54% to $7,579,000 at December 31 compared to $4,919,000 at September 30, 1994. The Company's borrowing under its $70,000,000 lines of credit was $26,330,000 at December 31 compared to $17,007,000 at September 30, 1994. The increase in borrowing reflects the financing used to acquire MTS-Power Tek and to purchase and retire shares of Company's common stock.

     Capital expenditures, net of retirements for the first quarter totaled $1,111,000. The Company's total debt to equity ratio increased to 34% at December 31 from 24% at September 30,1994 reflecting the use of short-term notes to finance the acquisition of Power Tek and the retirement of common shares.

     The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.


                        PART II-------OTHER INFORMATION


ITEM 5.  Other Information

Acquisition of MTS Power Tek, Inc.:

     In November, 1994 the Company acquired the stock of Power-Tek, Inc. of Farmington Hills, Michigan. Power-Tek manufactures dynamometers and clean-air testing systems for the auto, truck and construction equipment industries. The company will operate as a wholly owned subsidiary and will be known as MTS-Power Tek, Inc. Other information on this transaction was previously reported in the Company's Annual Report on Form 10-K. The material discussed therein is incorporated by reference to item 5.


ITEM 6.  Exhibits and Reports on Form 8-K

         The following are submitted as part of this report.

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1994.


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


Dated:  February 14, 1995