Form 10-Q
period 1995-03-31
MTS SYSTEMS CORP
filed 1995-05-15
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                   For quarterly period ended March 31, 1995

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

Common Stock, $.25 par value; 4,423,203 shares outstanding.

                         PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND SEPTEMBER 30, 1994

                                                                     MAR 31  SEPT 30
                                                                     1995      1994
         ASSETS                                                    UNAUDITED   AUDITED
                                                                  ---------- ---------
                                                                   (expressed in $ 000's)
           Cash and cash equivalents                                $10,677   $4,919
           Accounts receivable                                       49,918   44,534
           Unbilled contracts and retainage receivable               33,014   35,584
           Inventories-
             Customer jobs-in-process                                16,440   14,336
             Components, assemblies and parts                        21,028   20,816
           Prepaid expenses                                           4,189    3,017
                                                                  ---------- ---------
             Total current assets                                   135,266  123,206
                                                                  ---------- ---------
           Land                                                       3,703    3,703
           Buildings and improvements                                38,026   36,452
           Machinery and equipment                                   53,066   50,803
           Accumulated depreciation                                 (46,556) (43,590)
                                                                  ---------- ---------
             Total property and equipment                            48,239   47,368
                                                                  ---------- ---------
           Other assets                                               9,059    5,134
                                                                  ---------- ---------
                                                                   $192,564 $175,708
                                                                  ========== =========
         LIABILITIES AND SHAREHOLDERS' INVESTMENT
           Notes payable to banks                                   $26,686  $17,007
           Current maturities of long-term debt                       1,016    1,516
           Accounts payable                                           9,507   10,969
           Accrued compensation and benefits                         16,815   18,058
           Accrued income taxes                                      (1,281)     981
           Other accrued liabilities                                 10,238    8,170
           Advance billings to customers                             13,021    9,660
                                                                  ---------- ---------
             Total current liabilities                               76,002   66,361
                                                                  ---------- ---------
           Deferred income taxes                                      4,141    3,973
           Long-term debt, less current maturities                   12,716    5,328
                                                                  ---------- ---------
           Common stock, $.25 par; 16,000,000 shares
             authorized: 4,423,203 and 4,568,374
             shares issued and outstanding                            1,106    1,142
           Additional paid-in capital                                     -    2,928
           Retained earnings                                         92,885   91,762
           Cumulative translation adjustment                          5,714    4,214
                                                                  ---------- ---------
               Total shareholders' investment                        99,705  100,046
                                                                  ---------- ---------
                                                                   $192,564 $175,708
                                                                  ========== =========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                             FOR THE 3 MONTHS ENDED
                                                                     MARCH 31
                                                                   1995     1994
                                                                -------- --------
                                                               (expressed in 000's)
                                                                   for per share

         NET REVENUES                                           $58,949  $46,357
         COST OF REVENUES                                        37,888   28,978
                                                                -------- --------
           Gross profit                                          21,061   17,379
                                                                -------- --------
         OPERATING EXPENSES:
           Selling                                               11,163    9,669
           General and administrative                             4,282    3,275
           Research and development                               3,367    3,357
           Interest expense                                         831      554
           Interest income                                           (6)     (43)
           Other (income) and expense, net
                 (including $3.7 million gain
                 from real estate transaction in 1994)             (598)  (4,448)
                                                                -------- --------
             Total operating expense                             19,039   12,364
                                                                -------- --------

         INCOME BEFORE INCOME TAXES                               2,022    5,015
         PROVISION FOR INCOME TAXES                                 511    1,834
                                                                -------- --------
         NET INCOME                                              $1,511   $3,181
                                                                ======== ========


         EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE                                  $0.34    $0.68
                                                                ======== ========

         DIVIDENDS PER SHARE                                      $0.14    $0.14
                                                                ======== ========

         BACKLOG                                                $95,738  $86,848
                                                                ======== ========

         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               4,463    4,684
                                                                ======== ========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                             FOR THE 6 MONTHS ENDED
                                                                     MARCH 31
                                                                   1995     1994
                                                                -------- --------
                                                               (expressed in 000's)
                                                                   for per share

         NET REVENUES                                          $108,416  $93,597
         COST OF REVENUES                                        69,160   56,774
                                                                -------- --------
           Gross profit                                          39,256   36,823
                                                                -------- --------
         OPERATING EXPENSES:
           Selling                                               21,309   18,923
           General and administrative                             7,427    6,023
           Research and development                               6,346    6,029
           Interest expense                                        1248      952
           Interest income                                          (31)     (95)
           Other (income) and expense, net
                 (including $3.7 million gain
                 from real estate transaction in 1994)             (717)  (3,550)
                                                                -------- --------
             Total operating expense                             35,582   28,282
                                                                -------- --------

         INCOME BEFORE INCOME TAXES                               3,674    8,541
         PROVISION FOR INCOME TAXES                                 924    3,000
                                                                -------- --------
         NET INCOME                                              $2,750   $5,541
                                                                ======== ========


         EARNINGS PER COMMON AND
         COMMON EQUIVALENT SHARE                                  $0.61    $1.19
                                                                ======== ========

         DIVIDENDS PER SHARE                                      $0.28    $0.28
                                                                ======== ========

         BACKLOG                                                $95,738  $86,848
                                                                ======== ========

         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               4,507    4,675
                                                                ======== ========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                               FOR THE 6 MONTHS ENDED
                                                                                  MAR 31   MAR 31
                                                                                   1995     1994
                                                                                  -------- --------
                                                                                 (expressed in $000)
         OPERATING ACTIVITIES
           Net income                                                              $2,750   $5,541
           Adjustments to reconcile net income to cash
             provided by operating activities:
               Depreciation and amortization                                        3,540    2,957
               Deferred income taxes                                                  168     (607)
               Foreign currency translation adjustment                              1,500       34

           Changes in operating assets and liabilities:
             Receivables, including accounts, unbilled
               contracts and retainages                                            (2,814)   1,198
             Inventories                                                           (2,316)  (3,966)
             Prepaid expenses                                                      (1,172)  (1,496)
             Accrued income taxes                                                  (2,262)     720
             Advance billings to customers                                          3,361   (2,276)
             Other, net                                                              (637)   4,803
                                                                                  -------- --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        2,118    6,908
                                                                                  -------- --------
         INVESTING ACTIVITIES
             Property and equipment, net                                           (4,086) (11,740)
             Excess purchase cost for MTS Power Tek, Inc.                          (3,683)      --
             Excess purchase cost for Adamel Lhomargy                                 (38)     (40)
             Other assets                                                            (529)    (309)
                                                                                  -------- --------
         NET CASH USED IN INVESTING ACTIVITIES                                     (8,336) (12,089)
                                                                                  -------- --------
         FINANCING ACTIVITIES
             Net borrowings (payments) on notes payable                             9,679     (556)
             Proceeds from issuance of long-term debt                               8,510    9,690
             Payments on long-term borrowings                                      (1,622)  (1,023)
             Cash dividends                                                        (1,250)  (1,277)
             Proceeds from employee stock option
               and stock purchase plans                                               113      601
             Payments to purchase and retire common stock                          (3,454)      --
                                                                                  -------- --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 11,976    7,435
                                                                                  -------- --------
         NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                                         5,758    2,254
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,919    7,597
                                                                                  -------- --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $10,677   $9,851
                                                                                  =======  =======




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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at March 31, 1995 are expected to be invoiced as follows: $28,813,000 in 1995 and $4,201,000 in 1996.

         INCOME TAXES -- CHANGE IN ACCOUNTING METHOD. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes effective October 1, 1993. The effect of such adoption was not significant on the Company's financial position or results of operations for the quarters ended fiscal 1994 or the year ended September 30, 1994.

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

New Orders and Backlog

         New orders for the second quarter of fiscal 1995, ended March 31, 1995, were $65,136,000, a 27% increase over the comparable quarter in fiscal 1994. Orders were strong in all of the Company's business sectors. The strengthening of the German Mark and Japanese Yen against the U.S. Dollar account for some of the increase. Recent acquisitions, MTS Power-Tek (in fiscal 1995) and Adamel Lhomargy S.A. (in fiscal 1994), contributed 7% of the increase. International orders represented 45% of the quarter's orders compared to 55% in the same period for the previous year.

         New orders for the six months ended March 31, 1995 were $117,186,000 compared to $90,270,000 for the same period one year ago, a 30% increase. Orders in all sectors recorded increases over levels reported for the previous year. Orders in the Mechanical Testing and Simulation sector increased 17% while the Measurement and Automation sector increased 26% over the order volumes reported for the same period one year ago. Recent acquisitions accounted for 13% of the increase. International orders were 45% of the 1995 total compared to 52% for 1994. This change reflects the slow recovery of European and Japanese economies. Orders for 1995 are expected to exceed the fiscal 1994 total of $195 million. Backlog of undelivered orders at March 31, 1995 was $95,739,000 compared to $86,848,000 at March 31, 1994 and $84,591,000 at September 30, 1994.

Results of Operations

         Revenues for the second quarter were $58,949,000 a 27% increase from the same quarter one year ago. International content of revenue was 53% and 51% for the quarters ended March 31, 1995 and 1994, respectively. Revenues from all sectors increased over levels reported in 1994 for the quarter ended in March.

         Income before income taxes was $2,022,000 compared to $5,015,000 for the second quarter ended a year ago. Pretax earnings for second quarter 1994 included a $3.7 million gain (included in "Other income and expense, net") on the sale of the Company's old Berlin plant. Thus, second quarter 1995 income from operations increased 54% over the same period in 1994 (after excluding the gain from the building sale). Gross margin increased on the strength of increased revenue volume for the March, 1995 quarter as compared to the same quarter in 1994. The margin increase was partially offset by increased operating expenses in selling and administrative areas, after excluding the gain on the building sold in 1994. Operating expenses as a percent of revenues were 32% for the quarter ended March 31, 1995 compared to 35% for the same quarter in 1994.

         Net income for the quarter was $1,511,000 compared to $3,181,000 for the same quarter one year ago. Net income for the 1994 quarter includes $1.9 million gain from the building sale discussed above. The effective tax rate for the quarter ended March 31, 1995 was 25% compared to 37% for the quarter ended in March, 1994.

         Revenues for the six months ended in March, 1995 were $108,416,000, a 16% increase over the same period a year ago. Recent acquisitions accounted for 8% of the increase. Less than 5% of the increase was due to translation of revenues denominated in international currencies which experienced volatility during the first six months of 1995. International revenues were 48% of total revenues as compared to 49% for the six month periods ended in March, 1995 and 1994, respectively. Revenues from all sectors increased over levels reported in 1994 for the six months ended in March.

         Income before income taxes for the first six months of 1995, decreased to $3,674,000 from $8,541,000 reported in 1994. The 1994 pretax income includes the non-operating gain from the sale of the Berlin plant, as discussed above. Excluding the gain, the decrease in pretax income was 24%. Gross margin increased from 1994 to 1995 due increased revenue volume for the six months ended in 1995. However, gross margins as a percent of sales were 36% in 1995 compared to 39% in 1994. The decline in the margin percentage reflects significant technical challenges on large custom projects which were taken under competitive price pressures. The decline in pretax income is due in part, to the reduced leverage from lower gross margin percentages and in part, to increased operating expenses. Investments in selling, general and administrative expenses for recent acquisitions and the translation of operating expenses denominated in Yen and DMark currencies account for most of the increase. Operating expenses (exclusive of the gain) as a percent of sales were 33% compared to 34% for the six months ended in March, 1995 and 1994, respectively.

         Net income for the first six months of 1995 was $2,750,000 compared to $5,541,000 reported one year ago. Excluding the 1994 gain from the plant sale, the decrease in net income was 25%. The income tax rates were 25% and 35% for the six months ended in 1995 and 1994, respectively.

         The cumulative effect of the Company's change in accounting to adopt SFAS No. 109 was not significant. The impact of the change on the results of operations for the quarter and six month periods ended in fiscal 1994 was not significant.

Financial Condition and Liquidity

         The ratio of current assets to current liabilities at March 31, 1995 was 1.8 compared to 1.9 at September 30, 1994. Cash and cash equivalents were $10,677,000 at March 31, 1995 compared to $4,919,000 at September 30, 1994. The
Company's borrowing under its $70 million lines of credit was $27 million at March 31, 1995 compared to $28 million at March 31, 1994 and $17 million at September 30, 1994.

         Capital expenditures, net of retirements for the second quarter totalled $4,086,000. The Company's total debt to equity ratio increased to 42% at March 31, 1995 from 24% at September 30, 1994 reflecting the use of short-term notes to finance increases in operating assets, repurchase of the Company's common stock, the acquisition of MTS Power Tek and the mortgage placement for the Berlin plant purchased in 1994.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.


                        PART II-------OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Company's Annual Meeting of Shareholders was held January 31, 1995. Outstanding shares eligible to vote were 4,540,997. The shares voted totaled 4,278,208, representing 94% of the outstanding shares.

     (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.


                                       Votes For             Votes Against
 E. Thomas Binger                      4,255,957                22,051
 Charles A. Brickman                   4,255,945                22,063
 Bobby I. Griffin                      4,255,315                22,693
 Thomas E. Holloran                    4,256,015                21,993
 Thomas E. Stelson                     4,253,799                24,209
 Donald M. Sullivan                    4,253,948                24,060

          No voters abstained or were broker/bank non-votes for any of the directors.

     (c) Arthur Andersen & Co. was ratified as the Company's independent auditor by 4,266,830 votes for; 6,452 votes against; 4,726 votes abstained; and zero non-votes by broker/banks.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:
                  Exhibit 27 - Financial Data Schedule for SEC use.

         (b)      Reports on 8-K:
                  No reports on Form 8-K were filed during the quarter ended March 31, 1995.



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


Dated:  May 15, 1995