Form 10-Q
period 1995-06-30
MTS SYSTEMS CORP
filed 1995-08-14
CIK 68709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934

                    For quarterly period ended June 30, 1995

                         Commission File Number 0-2382


                            MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           MINNESOTA                         612-937-4000                    41-0908057
(State or other jurisdiction of       (Telephone number of registrant    (I.R.S. Employer
incorporation or organization)             including area code)          Identification No.)


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

          Common Stock, $.25 par value; 4,541,195 shares outstanding.


                         PART I. FINANCIAL INFORMATION

                  MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND SEPTEMBER 30, 1994


                                                  JUNE 30     SEPT 30
                                                   1995        1994
ASSETS                                           UNAUDITED    AUDITED
                                                (expressed in $ 000's)
  Cash and cash equivalents                     $   8,006    $   4,919
  Accounts receivable                              60,031       44,534
  Unbilled contracts and retainage receivable      24,051       35,584
  Inventories-
    Customer jobs-in-process                       17,557       14,336
    Components, assemblies and parts               22,638       20,816
  Prepaid expenses                                  4,428        3,017

    Total current assets                          136,711      123,206

  Land                                              3,714        3,703
  Buildings and improvements                       38,492       36,452
  Machinery and equipment                          54,361       50,803
  Accumulated depreciation                        (48,282)     (43,590)

    Total property and equipment                   48,285       47,368

  Other assets                                      9,732        5,134

                                                $ 194,728    $ 175,708

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                           25,500        17,007
  Current maturities of long-term debt                973         1,516
  Accounts payable                                 10,174        10,969
  Accrued compensation and benefits                10,068        18,058
  Accrued income taxes                             (2,040)          981
  Other accrued liabilities                        16,903         8,170
  Advance billings to customers                    14,552         9,660

    Total current liabilities                      76,130        66,361

  Deferred income taxes                             4,164         3,973
  Long-term debt, less current maturities          12,587         5,328

  Common stock, $.25 par; 16,000,000 shares
    authorized: 4,541,195 and 4,568,374
    shares issued and outstanding                   1,135         1,142
  Additional paid-in capital                          878         2,928
  Retained earnings                                94,114        91,762
  Cumulative translation adjustment                 5,720         4,214

      Total shareholders' investment              101,847       100,046

                                                  194,728       175,708


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                            FOR THE 3 MONTHS ENDED
                                                   JUNE 30
                                               1995        1994
                                          (expressed in 000's except
                                             for per share amounts)

NET REVENUES                                 $ 55,708    $ 48,468
COST OF REVENUES                               34,381      29,566

  Gross profit                                 21,327      18,902

OPERATING EXPENSES:
  Selling                                      11,690      10,744
  General and administrative                    3,653       3,406
  Research and development                      3,176       3,253
  Interest expense                                744         552
  Interest income                                 (71)       (116)
  Other (income) and expense                      174        (379)

    Total operating expense                    19,366      17,460


INCOME BEFORE INCOME TAXES                      1,961       1,442
PROVISION FOR INCOME TAXES                        474         440

NET INCOME                                   $  1,487    $  1,002

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                      $   0.33    $   0.21

DIVIDENDS PER SHARE                          $   0.14    $   0.14

BACKLOG                                      $ 97,899    $ 89,327

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      4,496       4,686


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



                                             FOR THE 9 MONTHS ENDED
                                                     JUNE 30
                                                1995        1994
                                          (expressed in 000's except
                                             for per share amounts)

NET REVENUES                                 $ 164,125    $ 142,065
COST OF REVENUES                               103,541       86,340

  Gross profit                                  60,584       55,725

OPERATING EXPENSES:
  Selling                                       33,000       29,667
  General and administrative                    11,080        9,429
  Research and development                       9,522        9,282
  Interest expense                                1992        1,504
  Interest income                                 (102)        (211)
  Other (income) and expense, net
        (including $3.7 million gain from
         real estate transaction in 1994)         (543)      (3,929)

    Total operating expense                     54,949       45,742


INCOME BEFORE INCOME TAXES                       5,635        9,983
PROVISION FOR INCOME TAXES                       1,397        3,440

NET INCOME                                   $   4,238    $   6,543


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                      $    0.94    $    1.40

DIVIDENDS PER SHARE                          $    0.42    $    0.42

BACKLOG                                      $  97,899    $  86,327

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,503        4,679

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                     FOR THE 9 MONTHS ENDED
                                                        JUN 30     JUN 30
                                                         1995       1994
                                                      (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                          $  4,238    $  6,543
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                      5,338       4,492
      Deferred income taxes                                191        (590)
      Foreign currency translation adjustment            1,506         495

  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                          (3,964)     12,584
    Inventories                                         (5,043)     (7,121)
    Prepaid expenses                                    (1,411)     (3,423)
    Accrued income taxes                                (3,021)        867
    Advance billings to customers                        4,892        (811)
    Other, net                                             (52)      5,727

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      2,674      18,763

INVESTING ACTIVITIES
    Property and equipment, net                         (5,747)    (14,108)
    Excess purchase cost for MTS Power Tek, Inc.        (4,003)       --
    Investment in Gull Engineering, Inc.                   891        --
    Other assets                                        (1,103)       (967)

NET CASH USED IN INVESTING ACTIVITIES                   (9,962)    (15,075)

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable           8,493      (5,285)
    Proceeds from issuance of long-term debt             8,510       9,690
    Payments on long-term borrowings                    (1,794)     (6,711)
    Cash dividends                                      (1,885)     (1,923)
    Proceeds from employee stock option
      and stock purchase plans                             663       1,165
    Payments to purchase and retire common stock        (3,612)        (26)

NET CASH PROVIDED BY FINANCING ACTIVITIES               10,375      (3,090)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       3,087         598
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,919       7,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,006    $  8,195



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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at June 30, 1995 are expected to be invoiced as follows: $19,850,000 in 1995 and $4,201,000 in 1996.

         INCOME TAXES -- CHANGE IN ACCOUNTING METHOD. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes effective October 1, 1993. The effect of such adoption was not significant on the Company's financial position or results of operations for the quarters ended in fiscal 1994 or the year ended September 30, 1994.

         OTHER FINANCIAL STATEMENT DISCLOSURE. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1994 Annual Report to Shareholders on pages 20 through 25 are incorporated herein by reference.

         ACQUISITION. In May, 1995 the Company exchanged shares of its common stock for all of the outstanding shares of Gull Engineering, Inc. The transaction was accounted for as a pooling of interests. Financial data for prior periods have not been restated because Gull operations were not material to the Company's Consolidated Financial Statements.

         MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the third quarter of fiscal 1995, ended June 30, were $57,869,000, a 13% increase over the comparable quarter in fiscal 1994. Orders were strong in all of the Company's business sectors, up 11% in the Mechanical Testing and Simulation and up 22% in the Measurement and Automation Instrumentation. International orders represented 45% of the quarter's orders compared to 52% in the same period for the previous year.

         New orders for the nine months ended June 30, 1995 were $175,055,000 compared to $141,512,000 for the same period one year ago, a 24% increase. Recent acquisitions accounted for 10% of the increase. Orders in all sectors recorded increases over levels reported for the previous year. Orders in the Mechanical Testing and Simulation sector increased 16% while the Measurement and Automation sector increased 25%. International orders were 45% of the 1995 total compared to 52% for 1994. This change reflects the slow recovery of European and Japanese economies. Orders for 1995 are expected to exceed the fiscal 1994 total of $195 million. Backlog of undelivered orders at June 30, 1995 was $97,899,000 compared to $89,327,000 at June 30, 1994 and $84,591,000 at September 30, 1994.

Results of Operations

         Revenues for the third quarter were $55,708,000 a 15% increase from the same quarter one year ago. International content of revenue was 44% and 53% for the quarters ended June 30, 1995 and 1994, respectively. Revenues from all sectors increased over levels reported in 1994 for the quarter ended in June.

         Income before income taxes was $1,961,000 compared to $1,442,000 for the third quarter ended a year ago. Gross margin increased on the strength of increased revenue volume for the June, 1995 quarter as compared to the same quarter in 1994. The increase was also aided by third quarter deliveries which shipped at higher gross margins than deliveries shipped in the second quarter of fiscal 1995. The margin increase was partially offset by increased operating expenses in selling and administrative areas. However, operating expenses as a percent of revenues were 35% for the quarter ended June 30, 1995 compared to 36% for the same quarter in 1994.

         Net income for the quarter was $1,487,000 compared to $1,002,000 for the same quarter one year ago, 48% increase. The effective tax rate for the quarter ended June 30, 1995 was 24% compared to 31% for the quarter ended in June, 1994.

         Revenues for the nine months ended in June, 1995 were $164,125,000, a 16% increase over the same period a year ago. Recent acquisitions accounted for 6% of the increase. International revenues were 47% of total revenues as compared to 51% for the nine month periods ended in June, 1995 and 1994, respectively. Revenues from all sectors increased over levels reported in 1994 for the nine months ended in June.

         Income before income taxes for the first nine months of 1995, decreased to $5,635,000 from $9,983,000 reported in 1994. The 1994 pretax income included a $3.7 million gain (in "Other income and expense, net") for the sale of the Company's old Berlin plant. Excluding the gain, the decrease in operating income was 10%. Total gross margin increased from 1994 to 1995 primarily from increased revenue volume for the nine months ended in 1995. However, gross margin as a percent of sales was 37% in 1995 compared to 39% in 1994. The decline in the margin percentage reflects the impact of technical challenges on a few large custom projects and performance of other project orders taken under competitive price pressure. On a positive note, the 37% for the nine months ended June 30, 1995 represents a 1% point increase from the 36% reported for the six months ended in March, 1995. The decline in pretax income is due in part, to the reduced leverage from lower gross margin percentages and in part, to increased operating expenses. Selling, general and administrative expenses for recent acquisitions and the translation of operating expenses denominated in Yen and DMark currencies account for most of the increase. Operating expenses (exclusive of the gain) as a percent of sales were 33% compared to 35% for the nine months ended in June, 1995 and 1994, respectively.

         Net income for the first nine months of 1995 was $4,238,000 compared to $6,543,000 reported one year ago. After excluding the gain from the plant sale from 1994 net income, the 1995 net income increased 49% over the nine months of 1994. The income tax rates were 25% and 34% for the nine months ended in 1995 and 1994, respectively.

         The cumulative effect of the Company's change in accounting to adopt SFAS No. 109 was not significant. The impact of the change on the results of operations for the quarter and six month periods ended in fiscal 1994 was not significant.

Financial Condition and Liquidity

         The ratio of current assets to current liabilities at June 30, 1995 was
1.8 compared to 1.9 at September 30, 1994. Cash and cash equivalents were $8,006,000 at June 30, 1995 compared to $4,919,000 at September 30, 1994. The
Company's borrowing under its $70 million lines of credit was $25.5 million at June 30, 1995 compared to $23.3 million at June 30, 1994 and $17.0 million at September 30, 1994.

         Capital expenditures, net of retirements for the third quarter totalled $5,747,000. The Company's total debt to equity ratio increased to 38% at June 30, 1995 from 24% at September 30,1994 reflecting the use of short-term notes to finance increases in operating assets, repurchase of the Company's common stock, the acquisition of MTS Power Tek, and the mortgage placement for the Berlin plant purchased in 1994.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.



                        PART II-------OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:
                  27.      Financial Data Schedule--For SEC use.

         (b)      Reports on 8-K:
                  No reports on Form 8-K were filed during the quarter ended June 30, 1995.



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


Dated:  August 14, 1995