Form 10-K405
period 1995-09-30
MTS SYSTEMS CORP
filed 1995-12-21
CIK 68709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMMISSION FILE NUMBER 0-2382
                       -----------------------------------
                             MTS SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MINNESOTA                      612-937-4000            41-0908057
(STATE OR OTHER JURISDICTION OF (TELEPHONE NUMBER OF REGISTRANT (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION        INCLUDING AREA CODE)    IDENTIFICATION NO.)

           14000 TECHNOLOGY DRIVE, EDEN PRAIRIE, MINNESOTA 55344-9763
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                       -----------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 COMMON STOCK (PAR VALUE OF 25 CENTS PER SHARE)

         INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            __X__ YES    _____NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THE FORM 10-K. [X]

         AS OF DECEMBER 1, 1995, 4,678,644 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK (BASED UPON THE AVERAGE OF THE HIGH AND LOW PRICES) HELD BY NON-AFFILIATES WAS $140,110,919.

                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED SEPTEMBER 30, 1995 - PARTS I, II AND IV.

PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS, STATEMENT DATED PRIOR TO JANUARY 30, 1996 - PART III.


                             MTS SYSTEMS CORPORATION
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1. BUSINESS

MTS Systems Corporation (hereafter called "MTS" or "the Company" or "the Registrant") designs, manufactures, markets and services computer-based testing and simulation systems for determining the mechanical behavior of materials, products and structures (the Mechanical Testing and Simulation sector), and measurement and control products for measuring process variables and automating manufacturing processes (the Measurement and Automation sector). MTS's customers use these systems and products to improve product quality, accelerate product development, increase machine and worker productivity and protect the environment.

The Company's systems and products share common technologies: sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor the test or automation system to the customer's needs and to analyze results. These technologies offer the customer solutions to problems in a variety of markets.

CUSTOMERS AND PRODUCTS BY MARKET SECTOR
The Company's operations are organized into two business sectors: 1) Mechanical Testing and Simulation, and 2) Measurement and Automation. The operational alignment of the sectors allows the Company to maintain a strategic focus on markets with different applications of the Company's technologies and with different competitors.

Mechanical Testing and Simulation Sector: Customers in this sector use MTS's systems and software for research, product development and quality control in the design and manufacture of materials, products and structures. Customer industries (markets, market niches or niches) in this sector include:

Aircraft and aerospace vehicle manufacturers and their suppliers: These customers use the Company's systems and software for full scale structural tests on complete vehicles and principle subsystems such as landing gear.

In the aircraft industry, the Company's customers include manufacturers of commercial, military and general aviation planes and their suppliers such as engine manufacturers.

The space vehicle industry also utilizes the Company's systems and software for such applications as solid fuel development and heat shield studies.

Both aircraft and space vehicle manufacturers and their suppliers use the Company's systems and software to perform research on new materials and control quality in the manufacturing of materials.

Biomechanics: This market is comprised of university and government research laboratories and manufacturers of implants, prostheses and other medical and dental devices and materials.

These organizations use the Company's systems and software to determine the durability and performance of such products in use, which frequently requires the Company's systems to replicate conditions within and forces withstood by the human body.

Civil Engineering: This market is comprised of university and government laboratories and construction and mineral/petroleum production companies.

Systems sold in this market include seismic (earthquake) simulators, civil construction component (e.g., beam) testing systems, pavement material testing systems, and specialized systems for rock and soil studies in construction and mineral/petroleum production.

Consumer Products/Material Producers: These organizations are grouped together because they primarily purchase the Company's electromechanical and servohydraulic material testing systems which are used in research, product development and extensively for quality control during production.

Typical consumer products are made of textiles, paper products and plastic films of many types. Material producers include metal, ceramic, composite, paper and plastic manufacturers.

Ground Vehicle Industry: This market consists of automobile, truck, and off-road vehicle manufacturers and their suppliers. This market niche is the largest within the Mechanical Testing and Simulation sector.

Applications of the Company's systems and software include the design and production testing of engines and drivetrains, suspension and steering components, body and chassis, tires and wheels, and fuel storage and exhaust components. Vehicle manufacturers strive to improve performance and durability, accelerate design development work and decrease the cost to manufacture their products and components.

Occupant safety is another reason customers use the Company's systems and software to test vehicle designs and prototypes.

Advanced Systems: Although not an industry niche itself, the Company offers highly customized systems for simulation and testing through its Advanced Systems Division. These systems are designed "starting with a clean sheet of paper" specifically for the given application and frequently embody technology which is new to the application. Customers of the Advanced Systems Division come from all industries served by the Mechanical Testing and Simulation sector - aerospace and defense, biomechanics, civil engineering, material suppliers, and ground vehicles.

The Advanced Systems Division also works with these customers in the development of new manufacturing technologies and systems such as welding and material processing.

Mechanical Testing and Simulation accounted for 81.3% of revenue in 1995, 81.5% of revenue in 1994 and 84.5% of revenue in 1993. It represents the oldest and is the principal market for the Company's technology. This sector is responsible for the Company's traditional corporate image: "a leading supplier of test equipment to laboratories."

Measurement and Automation Products: Measurement and Automation customers use MTS products in discrete part and fluid process manufacturing. Product niches in this sector include:

Displacement Position and liquid-level sensors based on magnetostrictive technology. Displacement sensors accurately measure position from 3 inches to 50 feet. They are used in discrete (piece part) manufacturing where accurate positioning is critical. Major applications include injection molding and die casting machines, printing and packaging machines and presses of all types.

Liquid level sensors accurately measure levels of liquids in containers. These sensors are sold in three markets: the underground storage tank market (UST), the process storage tank market (PST) and the large, above-ground inventory storage tank market (AST).

The UST market consists primarily of retail gas stations. It is served by original equipment manufacturers (OEMs) who purchase MTS sensing probes and incorporate them with their proprietary electronic unit to monitor fuel inventory and detect leaks.

The PST market includes a wide variety of applications in the chemical, petroleum refining, pharmaceutical, and food industries. This market generally requires sensors less than 25 feet in length.

The AST market of above ground liquid storage tanks and tank farms is the newest application for these sensors. This market requires sensors up to 100 feet in length. MTS also sells controlling and indicating instruments to this market for use on installations of up to several hundred tanks.

Servo motors and controllers. Customers use high-performance, permanent magnet brushless servo motors and amplifiers to automate discrete-part manufacturing machines and systems such as machine tools and converting and packaging machines. Customers also use the Company's control products for accurate control of complex, multi-axis, rotary and linear machine motions. These motors, amplifiers and motion control products create systems that are applied to a wide variety of automation tasks by both end-users and original equipment manufacturers.

The MTS Measurement and Automation Sector accounted for 18.7% of revenue in 1995, 18.5% of revenue in 1994 and 15.5% of revenue in 1993.

COMMON TECHNOLOGIES
MTS' systems and products in both sectors are constructed using employees' application engineering know-how with common technology building block components generally composed of measuring and actuation devices, electronic controls and application software. Many of these components are proprietary and are developed and manufactured within the Company.

MTS employees engineer or configure the components into products and systems to match the application called for in the customer's order. Frequently, special-purpose software is developed to meet a customer's unique requirements. Such software often represents a significant part of the value added by the Company. Services offered to system customers include on-site installation, training of customer personnel, technical manuals and continuing maintenance. Such services are often included in the contract amount charged for completed systems, but these services may be purchased separately, during and after the system warranty period.

Certain proprietary products, such as sensors, process controls, motors, actuators, and process software and firmware are sold as products to end users and to other companies for incorporation into their systems, machines, or processes. All products and most systems are sold on fixed-price contracts. Complex systems and applied research in the Mechanical Testing and Simulation sector are in some cases undertaken on "cost-plus-fixed-fee" contract basis.

1995 PRODUCT DEVELOPMENT HIGHLIGHTS
The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 1995 are:

Mechanical Testing and Simulation Sector
* The Company introduced the Flextest(TM) II control/software product line - which is being used across most of the application niches in the Mechanical Testing and Simulation sector - featuring improved user programmability.

* The Company completed the first installation of its new kinematic and compliance test system used by auto/truck manufacturers to design and evaluate suspension and steering components and systems.

* The Company introduced a new control/software product for engine and driveline dynamometry applications using the VXI "plug and play" architecture which is being widely adopted in the field due to its ability to perform high speed data acquisition and provide customer configuration flexibility.

Measurement and Automation Sector
* The Company introduced digital signal processor (DSP) based "smart" amplifiers for its MaxPlus(TM) servo motor products providing an economically attractive package for applications where the size of the amplifier/controller package needs to be minimized.

* The Company introduced a new flexible liquid level sensor design for storage tanks up to 100 feet. The flexible design enables the sensor to be shipped, handled and installed much more easily - reducing cost and potential damage.

CHARACTERISTICS OF SALES
The Company's systems are sold and delivered throughout the world and its customer orders cover a broad spectrum of industries, government agencies, institutions, applications, and geographic locations. As such, MTS is not heavily dependent upon any single customer for its business.

Mechanical Testing and Simulation systems range in price from less than $20,000 to as much as $10 million. Large, individual, fixed-price orders, although important to the Company's image and technical advancement, tend to produce volatility in both backlog and quarterly operating results. The majority of the orders received in any one year are based on fixed-price quotations and require extensive technical communication with potential customers prior to receipt of an order. The current typical delivery time for a system ranges from one to twelve months, depending upon the complexity of the system and the availability of components in the Company's or suppliers' inventories. Larger system contracts can run as long as three years and cost-plus-fixed-fee contracts have run longer.

Measurement and Automation products are sold in quantity at unit prices ranging from $500 to $10,000. Delivery varies from several days to several months.

Approximately 53.7% of revenue in fiscal 1995, 50.7% of revenue in 1994, and 48.6% of revenue in 1993 was from domestic customers. The balance of the revenue, some of which was sold in currencies other than the U.S. dollar, was to customers located outside the United States--mainly in Europe, Asia-Pacific, Latin America, and Canada. The Company's foreign operations and foreign revenues may be affected by local political conditions, export licensing problems, and/or currency restrictions.

Sales Channels: MTS approaches its market sectors through a number of sales channels. The Company sells its Mechanical Testing and Simulation equipment through an employee sales network, independent sales representatives, and a direct mail (catalog) operation. Sales personnel are generally graduate engineers or highly skilled technicians and are specially trained to sell MTS products and services. Employee salespersons are compensated with salary and sales incentives, and independent representatives are paid commissions only.

A list of domestic and international offices for the Company's Mechanical Testing and Simulation Sector follows:

Domestic offices:
         Akron                      Dayton           Philadelphia
         Austin                     Denver           Raleigh
         Baltimore                  Detroit          Pittsburgh
         Boston                     Huntsville       San Diego
         Chicago                    Los Angeles      San Jose
         Dallas                     Minneapolis      Seattle
                                                     Washington, D.C.
International offices:
       Beijing and other cities,                     Paris, France
          Peoples Republic of China                  Sao Paulo, Brazil
       Berlin and other cities,                      Seoul, Korea
          Germany                                    Torino, Italy
       Gothenburg, Sweden                            Stroud, United Kingdom
       Hong Kong                                     Nagoya and Tokyo, Japan

In addition, MTS works with sales and service representative organizations in nearly all industrialized countries of the world and in the developing countries of Latin America, Asia, Africa and the Mid-East.

The Company offers a comprehensive mail-order catalog of MTS components, accessories, and products. The catalog includes products of complementary vendors and aims to reach a broad range of customers involved in Mechanical Testing and Simulation.

The Measurement and Automation sector sells its products through sales channels separate from the Mechanical Testing and Simulation sector. A network of employees, direct sales, external domestic distributors, representatives, and system houses market the products of these divisions. International revenue currently accounts for 28% of this sector's volume. Efforts to expand sales channels in international markets continue.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Geographic Segment Information on pages 12 and 23 of the Company's 1995 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 1995, 1994 and 1993 included sales to Asia-Pacific, European, and other regions that require the Company to obtain export licenses from the U.S. Department of Commerce, the granting of which are subject to governmental approval. The Company does not undertake manufacturing on custom systems or projects until it is assured that a license will be granted. However, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, U.S. government initiatives on weapons proliferation and foreign policy in other parts of the world may cause delays for certain shipments or the rejection of orders by the Company.

BACKLOG
The Company's backlog, which it defines as firm orders remaining unfilled, totaled $98,757,000 at September 30, 1995; $84,591,000 at September 30, 1994;
and $88,731,000 at September 30, 1993. The Company believes that all of the backlog at September 30, 1995 will become revenue during fiscal 1996. Delays may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site. Any such delay can affect the period when backlog is recognized as revenue.

COMPETITION
In the Mechanical Testing and Simulation Sector, customers may choose to buy equipment from the Company or from major competitors: Instron (U.S. based), Interlachen (U.S.), SATEC (U.S.), AVL (Austria), Carl Schenck (Germany), Zwick (Germany), Saganomiya and Shimadzu (Japan). There are also smaller local competitors in most major countries.

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

MANUFACTURING AND ENGINEERING
The Company conducted a significant portion of its fiscal 1995 Mechanical Testing and Simulation manufacturing and engineering activities in Minneapolis. Certain engineering, project management, final system assembly and quality testing may be done in Berlin, Germany and Tokyo, Japan. Electromechanical material testing systems are assembled in the Raleigh, NC, facility and in the Paris, France (Adamel Lhomargy) facility. The Company's MTS-PowerTek subsidiary engineers and assembles dynamometer control systems and provides related services from Detroit. Manufacturing and engineering activities for the Automation and Measurement sector occur in Raleigh, NC, in Ludenscheid, Germany, in New Ulm, MN, and at the Company's majority-owned subsidiary in Nagoya, Japan.

Worldwide expenditures for manufacturing equipment were approximately $6,351,000 in 1995, $5,427,000 in 1994, and $2,723,000 in 1993.

PATENTS AND TRADEMARKS
The Company holds a number of patents, patent applications, licenses, trademarks, and copyrights which it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark, or copyright.

RESEARCH AND DEVELOPMENT
The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $13,733,000, $12,645,000 and $13,697,000 for fiscal years 1995, 1994 and 1993, respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. The combination of internally sponsored product development and system or application innovation on customer contracts approximates 10% of annual sales volume.

EXECUTIVE OFFICERS OF THE COMPANY
The Corporate Executive Officers of the Registrant on September 30, 1995 were:

Name and Age                            Position                          Officer Since
------------                            --------                          -------------
D. M. Sullivan (60)                     Chairman, President and              1976
                                        Chief Executive Officer

K. D. Zell (53)                         Executive Vice President             1979

W. G. Beduhn (54)                       Vice President                       1983

M. L. Carpenter (58)                    Vice President                       1973
                                        and Chief Financial Officer

R. W. Clarke (65)                       Vice President                       1973

K. E. Floren (59)                       Vice President                       1990

W. Ongyert (57)                         Vice President                       1985

J. H. Owens (55)                        Vice President                       1984

M. G. Togneri (58)                      Vice President                       1991


Officers serve at the discretion of the board, are elected annually by the directors, and serve until their successors are elected.

EMPLOYEES
MTS employed 1,612 persons as of September 30, 1995, including 293 employees located in Europe, 47 in Japan, 15 in China, 3 in Canada, 12 in Korea and 4 in Hong Kong.

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

ITEM 2.       PROPERTIES

Domestic Facilities:

The Company's main plant and corporate headquarters, occupying 380,000 square feet, is located in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967. Five additions, the most recent of which was in 1990, have expanded the plant to its present size. Approximately 45% of the Minneapolis facility is used for manufacturing while the balance of the facility is used for office space. The plant site is located on 54 acres of land on Minnesota State Highway 5, approximately one mile west of Interstate Highway 494.

Custom Servo Motors, Inc. occupies a 30,000 square foot plant in New Ulm, Minnesota (65 miles southwest of Minneapolis). The plant provides light assembly operations and office space. The facility was constructed in 1993 by the New Ulm Economic Development Corporation and added onto in 1995. MTS has a five year operating lease for the facility with provisions to extend the lease, purchase the property, or terminate the lease. The terms of the lease agreement do not require capitalization of the asset and the related obligation.

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

MTS-PowerTek, Inc. occupies 20,000 square feet in Farmington Hills, Michigan, a suburb of Detroit. Plant and office space in two buildings is rented under conventional operating lease terms. Capitalization of the asset and the related obligation is not required.

The Company leases space in other U.S. cities for sales and service offices. Neither the space nor the rental obligations is significant.

International Facilities:

MTS Systems GmbH (Berlin) is located in a 80,000 square foot facility.
As of September 30, 1995 3,000 square feet has been leased to another company. The building is situated on land leased by MTS from the city government. The lease expires in 2069.

Adamel Lhomargy S.A., operates a leased facility in Paris, France, of approximately 38,000 square feet in size. Approximately 40% of this space is used for manufacturing with the remainder used as offices. The current lease expires at the end of the 1998 fiscal year.

MTS Sensors Technologie operates a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities occupy 18,000 square feet at this location.

The Company also leases office and general purpose space for its sales and service subsidiaries in Stroud, United Kingdom; Paris, France; Torino, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; Toronto, Canada; Sao Paulo, Brazil; Gothenburg, Sweden; Beijing and Shanghai, Peoples Republic of China; and Hong Kong. No manufacturing is done at these locations.

Expansion Opportunities:

The Company owns approximately 85 acres of land adjacent to its Minneapolis facility. This site could house expanded manufacturing operations. Also, the site in Raleigh allows for expansion. Other suitable commercial real property is available for purchase or lease in metropolitan areas where the Company is presently located. The Company considers its current facilities adequate to support anticipated revenues in 1996.


ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings were pending or threatened against the Company or its subsidiaries as of September 30, 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended September 30, 1995, for a vote by the shareholders.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 The Company's stock is traded on The Nasdaq Stock Market's National Market under the symbol MTSC. The following table shows the Company's low and high closing sale transactions as reported by The Nasdaq.

              Quarter Ended                           Low *                      High*
              December 31, 1993                      $27.75                     $32.00
              March 31, 1994                         $28.50                     $32.50
              June 30, 1994                          $25.00                     $29.50
              September 30, 1994                     $22.00                     $28.50

              December 31, 1994                      $20.25                     $24.75
              March 31, 1995                         $22.00                     $25.75
              June 30, 1995                          $23.50                     $27.75
              September 30, 1995                     $26.75                     $29.00

              *Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

As of December 1, 1995 there were 1,395 holders of record of the Company's $.25 par value common stock. The Company estimates another 1,500 shareholders, whose stock is held by nominees or broker dealers, are included in the holders of record.

The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 1995, 1994, and 1993, the Company paid dividends totaling $.56, $.56, and $.48 per share, per year, respectively, to holders of its common stock.

Under the terms of the Company's credit agreements, certain covenants require that tangible net worth, as defined, must exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 1995, tangible net worth exceeded the minimum by $17,772,000 and the Company had $7,404,000 available for repurchases of its common stock. Thus, the Company may declare and pay future dividends similar to recent dividends without restriction.


ITEM 6. SELECTED FINANCIAL DATA

A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary" on page 1 of the Company's 1995 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 16 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a) Information concerning the Company's directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 1996, and is incorporated herein by reference.

(b) See Item 1. Business, on page 9 for information on the Company's Executive Officers.

(c) The Company has no other significant employees requiring disclosure in this Form 10-K.

(d)  There are no family relationships between and among directors or officers.

(e) Business experience of Directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 1996, and is incorporated herein by reference. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:

         Officer                              Business Experience

     D. M. Sullivan                     Chairman in 1994. Chief Executive
                                        Officer since 1987. President and Chief
                                        Operating Officer since 1982. Vice
                                        President from 1976 to 1982. Has
                                        extensive prior experience in the
                                        management of technology intensive
                                        businesses.

     K. D. Zell                         Executive Vice President of Mechanical
                                        Testing and Simulation sector in 1993.
                                        Vice President of Materials Testing
                                        Division from 1988 to 1993. Vice
                                        President, Sales and Service from 1984
                                        to 1988. Vice President, Product Group
                                        from 1979 to 1984. Division manager,
                                        Hydro-mechanical Products from 1978 to
                                        1979.

     W. G. Beduhn                       Vice President of Advanced Systems
                                        Division since 1991.  Vice President of
                                        Technology Development from 1983 to
                                        1991.  Division manager of various
                                        marketing and operating divisions from
                                        1977 to 1983.

     M. L. Carpenter                    Vice President and Chief Financial
                                        Officer since 1991. Vice President and
                                        Treasurer since 1973.

     R. W. Clarke                       Vice President of Simulation Group since
                                        1984. Previous responsibilities include
                                        Vice President of Sales and Service and
                                        various market divisions from 1973 to
                                        1984. Retired on September 30, 1995.

     K. E. Floren                       Vice President of Aerospace and
                                        Engineering Mechanics Division, North
                                        American Sales and Service since 1993.
                                        Vice President of Vehicle Dynamics
                                        Division from 1990 to 1993.  Manager of
                                        various marketing and sales units from
                                        1975 to 1990.

     W. Ongyert                         Vice President of European Sales and
                                        Service since 1985. General manager of
                                        European operations from 1977 to 1985.

     J. H. Owens                        Vice President, Minneapolis Operations
                                        since 1988. Vice President, Product
                                        Group from 1986 to 1988. Vice President
                                        of Manufacturing Operations Division
                                        from 1984 to 1986. Division manager of
                                        various product manufacturing units from
                                        1976 to 1984.

     M.G. Togneri                       Vice President of Measurement and
                                        Automation sector since 1991. Prior to
                                        his employment at MTS was V.P. at
                                        Square D Corporation and General
                                        Manager of Crisp Automation. Has
                                        extensive experience in the industrial
                                        instrumentation and control business in
                                        the U.S. and internationally.

(f) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11. EXECUTIVE COMPENSATION

See Item 12.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

         (a)   Financial Statements:

               See accompanying Index to Financial Statements on Page F-1.

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

         (c)   Exhibits:

                3.a Restated Articles of Incorporation, adopted January 31, 1994, incorporated by reference from exhibit 3.a to Form 10-Q for the quarter ended March 31, 1994.

                3.b Restated Bylaws, reflecting amendments through May 15, 1995.

               10.a Management Variable Compensation Plan-Fiscal 1995, dated November 29, 1994.

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

               13. Annual Report to Shareholders for the fiscal year ended September 30, 1995.

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


                                            MTS SYSTEMS CORPORATION



                                      By: /s/ Donald M. Sullivan
                                              Donald M. Sullivan
                                              Chairman, Chief Executive Officer,
                                              President and Director


                                      By: /s/ Marshall L. Carpenter
                                              Marshall L. Carpenter
                                              Vice President and Chief
                                              Financial Officer



                                      By: /s/ Marvin R. Eckerle
                                              Marvin R. Eckerle
                                              Controller
Date:    December 21, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                           By: /s/ E. T. Binger

                                   E. T. Binger, December 21, 1995
                                   Director

                           By: /s/ Charles A. Brickman

                                   Charles A. Brickman, December 21, 1995
                                   Director

                           By: /s/ Bobby I. Griffin

                                   Bobby I. Griffin, December 21, 1995
                                   Director

                           By: /s/ Russell A. Gullotti

                                   Russell A. Gullotti, December 21, 1995
                                   Director

                           By: /s/ Thomas E. Holloran

                                   Thomas E. Holloran, December 21, 1995
                                   Director

                           By: /s/ Thomas E. Stelson

                                   Thomas E. Stelson, December 21, 1995
                                   Director

                           By: /s/ Linda Hall Whitman

                                   Linda Hall Whitman, December 21, 1995
                                   Director



                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


A.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1995 Annual Report to Shareholders which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.


                                                    Annual
                                                    Report       10-K
                                                     Page        Page


Quarterly Financial Information (Unaudited)           16          --

Consolidated Balance Sheets - September 30, 1995      17          --
and 1994

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 1995,
1994 and 1993                                         18          --

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1995, 1994 and 1993         19          --

Notes to Consolidated Financial Statements            20          --

Report of Independent Public Accountants              28          --

B.     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON SCHEDULE                                    ---        F-3

C.     CONSOLIDATED SCHEDULE

Schedule               Description

II     Summary of Consolidated Allowances for
       Doubtful Accounts                              ---        F-4

       All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To MTS Systems Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 21, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed as a part of Item 14 (page F-4) in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   November 21, 1995


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

                              FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                      Balance               Provision             Amounts             Balance
                      Beginning             Charged to            Written             End of
                      of Year               Operations            Off                 Year

                                            (expressed in thousands)


1995                  $1,439                   $620                  $(235)            $1,824

1994                   1,461                    110                   (132)             1,439

1993                     608                    981                   (128)             1,461



                                          EXHIBIT INDEX


              Exhibit
              No.          Description

               3.b         Restated Bylaws

              10.a         Management Variable Compensation Plan-Fiscal 1995

              13. Annual Report to Shareholders for the fiscal year ended September 30, 1995

              21.          Subsidiaries of the Company

              23.          Consent of Independent Public Accountants

              27.          Financial Data Schedule