Form 10-Q
period 1995-12-31
MTS SYSTEMS CORP
filed 1996-02-14
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                  For quarterly period ended December 31, 1995

                          Commission File Number 0-2382




                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


          MINNESOTA                         612-937-4000                  41-0908057
(State or other jurisdiction of    (Telephone number of registrant    (I.R.S. Employer
incorporation or organization)          including area code)          Identification No.)


              14000 Technology Drive, Eden Prairie, Minnesota    55344
               (Address of principal executive offices)        (Zip Code)


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

          Common Stock, $.25 par value; 4,688,854 shares outstanding.


                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995


                                              December 31  September 30
                                                   1995         1995
ASSETS                                          UNAUDITED     AUDITED

                                                 (expressed in $ 000's)
  Cash and cash equivalents                     $  11,325    $   8,736
  Accounts receivable                              58,766       65,106
  Unbilled contracts and retainage receivable      18,923       19,668
  Inventories-
    Customer jobs-in-process                       15,931       13,304
    Components, assemblies and parts               23,061       22,365
  Prepaid expenses                                  3,132        2,410
                                                ---------    ---------

    Total current assets                          131,138      131,589

  Land                                              3,461        3,461
  Buildings and improvements                       38,696       38,574
  Machinery and equipment                          55,066       55,826
  Accumulated depreciation                        (49,671)     (49,371)
                                                ---------    ---------

    Total property and equipment                   47,552       48,490

  Other assets                                      9,238        9,421
                                                ---------    ---------

                                                $ 187,928    $ 189,500
                                                =========    =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                        $   8,177    $  10,475
  Current maturities of long-term debt                911        1,043
  Accounts payable                                  9,718       11,768
  Accrued compensation and benefits                19,123       20,194
  Advance billings to customers                    16,569       14,784
  Other accrued liabilities                         9,249        8,475
  Accrued income taxes                             (1,420)         275
                                                ---------    ---------

    Total current liabilities                      62,327       67,014
                                                ---------    ---------

  Deferred income taxes                             4,351        4,362
  Long-term debt, less current maturities          11,342       11,447
                                                ---------    ---------

  Common stock, $.25 par; 16,000,000 shares
    authorized: 4,688,854 and 4,598,311
    shares issued and outstanding                   1,172        1,150
  Additional paid-in capital                        1,952          255
  Retained earnings                               102,123      100,443
  Cumulative translation adjustment                 4,661        4,829
                                                ---------    ---------

      Total shareholders' investment              109,908      106,677
                                                ---------    ---------

                                                $ 187,928    $ 189,500
                                                =========    =========


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE 3 MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


                                             FOR THE 3 MONTHS ENDED
                                                    DECEMBER 31
                                                1995          1994
                                           (expressed in 000's except
                                             for per share amounts)

NET REVENUES                                 $  56,135    $  49,468
COST OF REVENUES                                32,268       31,273
                                             ---------    ---------
  Gross profit                                  23,867       18,195

OPERATING EXPENSES:
  Selling                                       11,337       10,147
  General and administrative                     3,703        3,145
  Research and development                       3,767        2,979
  Interest expense                                 455          416
  Interest income                                  (27)         (25)
  Other (income) and expense, net                1,062         (119)
                                             ---------    ---------

    Total operating expense                     20,297       16,543
                                             ---------    ---------


INCOME BEFORE INCOME TAXES                       3,570        1,652
PROVISION FOR INCOME TAXES                       1,140          413
                                             ---------    ---------

NET INCOME                                   $   2,430    $   1,239
                                             =========    =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                      $    0.51    $    0.27
                                             =========    =========

DIVIDENDS PER SHARE                          $    0.16    $    0.14
                                             =========    =========

BACKLOG                                      $ 107,672    $  89,552
                                             =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,729        4,551
                                             =========    =========



                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE 3 MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


                                                 FOR THE 3 MONTHS ENDED
                                                      December 31
                                                      1995      1994
                                                   --------   ---------
                                                 (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                       $  2,430    $  1,239
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                   1,801       1,623
      Deferred income taxes                             (11)          7

  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                        7,086       6,286
    Inventories                                      (3,323)     (1,356)
    Prepaid expenses                                   (722)       (539)
    Accrued income taxes                             (1,695)     (1,734)
    Advance billings to customers                     1,784       1,906
    Other, net                                       (2,347)     (4,014)
                                                   --------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             5,003       3,418
                                                   --------   ---------
INVESTING ACTIVITIES
    Property and equipment, net                        (705)       (875)
    Purchase of PowerTek, Inc.                         --        (4,687)
    Other assets                                         25         436
                                                   --------   ---------
NET CASH USED IN INVESTING ACTIVITIES                  (680)     (5,126)
                                                   --------   ---------
FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable       (2,298)      8,009
    Payments on long-term borrowings                   (237)       (220)
    Cash dividends                                     (750)       (633)
    Proceeds from employee stock option
      and stock purchase plans                        1,719          55
    Payments to purchase and retire common stock       --        (2,848)
                                                   --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            (1,566)     (4,363)
                                                   --------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (168)          5
                                                   --------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             2,589       2,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      8,736       4,919
                                                   --------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 11,325    $  7,579
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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at December 31, 1995 are expected to be invoiced in fiscal 1996.

         OTHER FINANCIAL STATEMENT DISCLOSURE. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1995 Annual Report to Shareholders on pages 20 through 27 are incorporated herein by reference.

         MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the first quarter of fiscal 1996, ended December 31, 1995, were $65 million, a 25% increase over the comparable quarter in fiscal 1995. Order activity in the Mechanical Testing and Simulation (MT&S) sector was 31% ahead of the prior year with the most significant increases coming from the automotive market. International customers accounted for 52% of MT&S sector orders compared to 49% one year ago. Order activity in the Measurement and Automation Group (MAG) sector increased 12% over the same period a year ago. International orders were 23% of the MAG total for both periods. Backlog of undelivered orders at December 31, 1995 was $108 million, an increase of 9% from September 30, 1995.

Results of Operations

         Revenues for the first quarter exceeded $56 million, a 13% increase from the same quarter one year ago. MT&S sector revenues increased 12% while MAG revenues increased 21%. MT&S revenues accounted for 80% of total revenues for the quarters ended December 31, 1995 and 1994, respectively. International revenue accounted for 52% and 43% of total revenue for the quarters ended in 1995 and 1994, respectively.

         Income before income taxes more than doubled to $3,570,000 compared to $1,652,000 for the quarter ended a year ago. The increase in pretax earnings results primarily from improved manufacturing margins in the MT&S sector leveraged by increased revenue volume. Consolidated gross margin percents were 42% and 37% for the periods ended December 31, 1995 and 1994, respectively. The improvement reflects completion of fiscal 1994 MT&S business that contained (i) lower margin system orders accepted during a period of weak demand in Europe and Japan and (ii) other custom projects with significant technological challenges. The improvement in gross margins began during the fourth quarter of fiscal 1995, and this quarter's results reflect continuation of that trend. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that this quarter's gross margins will continue in future quarters of fiscal 1996.

         Increases in operating expenses offset some of the gross margin contribution. Selling expenses increased 12% as the Company continued to expand its sales presence in the Far East. Research and development expenses increased 26% as development programs were accelerated in both business sectors. Other operating expenses also increased from the impact of translating international subsidiary financial statements and the settlement of specific transactions denominated in foreign currencies.

         Net income for the quarter increased 96% to $2,430,000 compared to the comparable quarter one year ago. The effective tax rate for the quarter ended December 31, 1995 was 32% compared to 25% for the quarter ended in 1994 and the year ended September 30, 1995. The current quarter's provision for income taxes excludes any benefit from the Research and Development Tax Credit, which expired in June 1995. Should the credit be retroactively reinstated, the Company expects the effective tax rate for the year would become 29% to 30%.


Financial Condition and Liquidity

         The ratio of current assets to current liabilities at December 31 was
2.1 compared to 2.0 at September 30, 1995. Cash and cash equivalents increased 30% to $11.3 million at December 31 compared to $8.7 million at September 30, 1995. The Company's borrowing under its $70 million lines of credit was $8.2 million at December 31 compared to $10.5 million at September 30, 1995. The decrease in borrowing results from increased cashflow from more profitable operations and collections of September 1995 receivables which arose from record shipments during the fourth quarter of fiscal 1995.

         Capital expenditures, net of retirements for the first quarter totaled $705,000. The Company's total debt to equity ratio decreased to 19% at December 31 from 22% at September 30, 1995 reflecting the above mentioned reduction in short-term borrowings.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.



                         PART II-------OTHER INFORMATION

ITEM 5.  Other Information.

         On January 30, 1996 the Company's shareholders held the Annual Shareholders meeting. With shareholders voting 96% of the outstanding shares, actions passed to re-elect the Board of Directors, ratify the appointment of Arthur Andersen LLP as the Company's independent public auditors, and amend the Articles of Incorporation to increase the total number of authorized shares of common stock from 16 to 32 million.

         The Company's Board of Directors declared a two-for-one stock split at their January 30 board meeting, in the form of a one hundred percent stock dividend. The Directors also approved a quarterly dividend of $.08 per share on the new post-split basis. The dividend payment and new shares will have a March 8, 1996 record date, and an April 1, 1996 payment and issue date. Previously, at their November 1995 board meeting, the Directors had authorized an increase in the quarterly dividend to $.16 from $.14 per share (split adjusted, $.08 per share from $.07 per share).

ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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


Dated:  February 14, 1996