Form 10-Q
period 1996-03-31
MTS SYSTEMS CORP
filed 1996-05-15
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                    For quarterly period ended March 31, 1996

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

         Common Stock, $.25 par value; 9,382,714 shares outstanding.



                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995


                                                 March 31    September 30
                                                   1996         1995
  ASSETS                                        UNAUDITED     AUDITED
                                                ---------    ---------
                                                (expressed in $ 000's)
  Cash and cash equivalents                     $  12,586    $   8,736
  Accounts receivable                              53,337       65,106
  Unbilled contracts and retainage receivable      16,447       19,668
  Inventories-
    Customer jobs-in-process                       13,583       13,304
    Components, assemblies and parts               23,285       22,365
  Prepaid expenses                                  3,108        2,410
                                                ---------    ---------
    Total current assets                          122,346      131,589

  Land                                              3,461        3,461
  Buildings and improvements                       38,318       38,574
  Machinery and equipment                          56,716       55,826
  Accumulated depreciation                        (50,853)     (49,371)
                                                ---------    ---------
    Total property and equipment                   47,642       48,490

  Other assets                                      8,995        9,421
                                                ---------    ---------
                                                $ 178,983    $ 189,500
                                                =========    =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                        $     126    $  10,475
  Current maturities of long-term debt                778        1,043
  Accounts payable                                 10,564       11,768
  Accrued compensation and benefits                18,413       20,194
  Advance billings to customers                    12,119       14,784
  Other accrued liabilities                        10,436        8,475
  Accrued income taxes                               (821)         275
                                                ---------    ---------
    Total current liabilities                      51,615       67,014
                                                ---------    ---------
  Deferred income taxes                             4,308        4,362
  Long-term debt, less current maturities          11,042       11,447
                                                ---------    ---------
  Common stock, $.25 par; 32,000,000 shares
    authorized: 9,382,714 and 4,598,311
    shares issued and outstanding                   2,346        1,150
  Additional paid-in capital                        1,513          255
  Retained earnings                               103,830      100,443
  Cumulative translation adjustment                 4,329        4,829
                                                ---------    ---------
      Total shareholders' investment              112,018      106,677
                                                ---------    ---------
                                                $ 178,983    $ 189,500
                                                =========    =========


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                             FOR THE 3 MONTHS ENDED
                                                   MARCH 31
                                               1996        1995
                                             ---------    ---------
                                           (expressed in 000's except
                                             for per share amounts)

NET REVENUES                                 $  67,082    $  58,949
COST OF REVENUES                                39,016       37,888
                                             ---------    ---------
  Gross profit                                  28,066       21,061
                                             ---------    ---------
OPERATING EXPENSES:
  Selling                                       11,656       11,163
  General and administrative                     4,357        4,282
  Research and development                       4,676        3,367
  Interest expense                                 447          831
  Interest income                                  (40)          (6)
  Other (income) and expense, net                1,607         (598)
                                             ---------    ---------
    Total operating expense                     22,703       19,039
                                             ---------    ---------

INCOME BEFORE INCOME TAXES                       5,363        2,022
PROVISION FOR INCOME TAXES                       1,731          511
                                             ---------    ---------
NET INCOME                                   $   3,632    $   1,511
                                             =========    =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                      $    0.38    $    0.17
                                             =========    =========

DIVIDENDS PER SHARE                          $    0.08    $    0.07
                                             =========    =========

BACKLOG                                      $ 127,684    $  95,738
                                             =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       9,534        8,925
                                             =========    =========





                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                             FOR THE 6 MONTHS ENDED
                                                    MARCH 31
                                                1996        1995
                                             ---------    ---------
                                          (expressed in 000's except
                                             for per share amounts)

NET REVENUES                                 $ 123,217    $ 108,416
COST OF REVENUES                                71,284       69,160
                                             ---------    ---------
  Gross profit                                  51,933       39,256
                                             ---------    ---------
OPERATING EXPENSES:
  Selling                                       22,990       21,309
  General and administrative                     8,061        7,427
  Research and development                       8,444        6,346
  Interest expense                                 902         1248
  Interest income                                  (67)         (31)
  Other (income) and expense, net                2,670         (717)
                                             ---------    ---------
    Total operating expense                     43,000       35,582
                                             ---------    ---------

INCOME BEFORE INCOME TAXES                       8,933        3,674
PROVISION FOR INCOME TAXES                       2,871          924
                                             ---------    ---------
NET INCOME                                   $   6,062    $   2,750
                                             =========    =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                      $    0.64    $    0.31
                                             =========    =========

DIVIDENDS PER SHARE                          $    0.16    $    0.14
                                             =========    =========

BACKLOG                                      $ 127,684    $  95,738
                                             =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       9,495        9,014
                                             =========    =========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                      FOR THE 6 MONTHS ENDED
                                                            March 31
                                                         1996       1995
                                                      --------    --------
                                                      (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                          $  6,062    $  2,750
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                      3,678       3,540
      Deferred income taxes                               --           168

  Changes in operating assets and liabilities that
   provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                          14,190      (1,642)
    Inventories                                         (1,449)     (1,335)
    Prepaid expenses                                      (728)     (1,119)
    Accrued income taxes                                (1,121)     (2,262)
    Advance billings to customers                       (2,371)      3,357
    Other, net                                            (578)     (1,405)
                                                      --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               17,683       2,052
                                                      --------    --------
INVESTING ACTIVITIES
    Property and equipment, net                         (2,986)     (3,850)
    Purchase of PowerTek, Inc.                                      (4,687)
    Other assets                                           (28)         81
                                                      --------    --------
NET CASH (USED) IN INVESTING ACTIVITIES                 (3,014)     (8,456)
                                                      --------    --------
FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable         (10,332)      8,365
    Proceeds from issuance of long-term debt              --         8,510
    Payments on long-term borrowings                      (285)     (1,622)
    Cash dividends                                      (1,501)     (1,250)
    Proceeds from employee stock option
      and stock purchase plans                           2,039         113
    Payments to purchase and retire common stock          (758)     (3,454)
                                                      --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (10,837)     10,662
                                                      --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     18       1,500
                                                      --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                3,850       5,758

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,736       4,919
                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 12,586    $ 10,677
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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at March 31, 1996 are expected to be invoiced in 1996.

         STOCK SPLIT. On January 30, 1996 the Company's Board of Directors declared a two-for-one stock split in the form of a one hundred percent stock dividend. The record date of the split was March 8, 1996 , and the payment date was April 1, 1996. Earnings per share in this quarterly report have been restated to give effect to the split as of March 31, 1996

         OTHER FINANCIAL STATEMENT DISCLOSURE. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1995 Annual Report to Shareholders on pages 20 through 27 are incorporated herein by reference.

         MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the second quarter of fiscal 1996, ended March 31, 1996, were $87 million, a 34% increase over the comparable quarter in fiscal 1995. Order activity in the Mechanical Testing and Simulation (MT&S) sector was 44% ahead of the prior year with the most significant increase in the Advanced Systems market. This group received a $23 million order from an agency of the Japanese goverment for earthquake research and $5 million order from the U.S. Army for simulation research and development on military vehicles. Order activity in the Measurement and Automation (M&A) sector was down 4% from the same quarter in fiscal 1995. The decline reflects uncertainty in some of our original equipment customer's markets (plastic processing and molding) in both North America and Europe. Management believes this decline in orders is temporary and that growth will resume in MTS' fourth fiscal quarter.

         New orders for the six months ended March 31, 1996 were $152 million compared to $117 million for the same period one year ago, a 30% increase. Orders in all sectors increased over levels reported for the previous year. Orders in the Mechanical Testing and Simulation sector increased 38% while the Measurement and Automation sector increased 3% over the orders reported for the same period one year ago. International orders were 51% of the 1996 year-to-date orders compared to 45% for 1995. Backlog of undelivered orders at March 31, 1996 was a record $128 million compared to $96 million at March 31, 1995 and $99 million at September 30, 1995.

Results of Operations

                                 SECOND QUARTER

         Revenues for the second quarter were $67 million a 14% increase from the same quarter one year ago. International content of revenue was 53% for the quarters ended March 31, 1996 and 1995, respectively. Revenues in all sectors increased over levels reported in 1995.

         Income before income taxes increased 265% to $5.4 million compared to $2.0 million for the second quarter ended a year ago. The increase in pretax earnings results primarily from improved manufacturing margins in the MT&S sector leveraged by increased revenue volume. Consolidated gross margin percents were 42% and 36% for the periods ended March 31, 1996 and 1995, respectively. The improvement reflects completion of pre-1995 MT&S business that contained (i) lower margin system orders accepted during a period of weak demand in Europe and Japan and (ii) other custom projects with significant technological challenges. The improvement in gross margins began during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996. Second quarter's results reflect continuation of this trend. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that this quarter's gross margins will continue.

         The gross margin increase was partially offset by increased operating expenses for development, selling and administrative areas. Research and development expenses increased 39% as development programs were accelerated in both business sectors. "Other" expense increased from the impact of translating international subsidiary account balances and the settlement of specific transactions denominated in foreign currencies.

         Net income for the quarter increased 240% to $3.6 million compared to $1.5 million for the same quarter one year ago. The effective tax rate for the quarter ended March 31, 1996 was 32% compared to 25% for the quarter ended in March, 1995. The current quarter's provision for income taxes excludes any benefit from the Research and Development Tax Credit, which expired in June 1995.

                                   SIX MONTHS

         Revenues for the six months ended in March, 1996 were $123 million, a 14% increase over the same period a year ago. The MT&S sector reflects a 14% increase over 1995 revenues, and the M&A sector increased 12% over 1995. International revenues were 53% of total revenues as compared to 48% for the six month periods ended in March, 1996 and 1995, respectively.

         Income before income taxes for the first six months of 1996, increased to $8.9 million from $3.7 reported in 1995. Gross margin increased from 1995 to 1996 due to improved manufacturing margins in the MT&S sector leveraged by increased revenue volume. Gross margins as a percent of sales were 42% in 1996 compared to 36% in 1995. The improvement in margin percentage is discussed, above.

         Increases in gross margin were offset, in part, by increased operating expenses for development, selling, general and administrative areas. Significant development efforts are underway to convert the company's electronic control systems to a common platform. This undertaking will reduce costs on future deliveries and will simplify the writing of application software. The Company continues investing in Asian markets to expand the international presence of the M&A sector's product lines. "Other" expense increased from the impact of translating international subsidiary account balances and the settlement of specific transactions denominated in foreign currencies. Total operating expenses were 35% compared to 33% for the six months ended in March, 1996 and 1995, respectively.

         Net income for the first six months of 1996 was $6.1 million compared to $2.8 million reported one year ago, a 220% increase. The effective income tax rates were 32% and 25% for the six months ended in 1996 and 1995, respectively. As discussed above, the current year's provision for income taxes excludes any benefit from the Research and Development Tax Credit, which expired in June, 1995.


Financial Condition and Liquidity

         The ratio of current assets to current liabilities at March 31, 1996 was 2.4 compared to 2.0 at September 30, 1995. Cash and cash equivalents increased 44% to $12.6 million at March 31, 1996 compared to $8.7 million at September 30, 1995. The Company's borrowing under its $55 million lines of credit was less than $.2 million at March 31, 1996 compared to $10.5 million at September 30, 1995. Committed credit lines have been reduced from $70 million reflecting the Company's reduced need for borrowing in the near future.

         Capital expenditures, net of retirements for the six months totalled $3.4 million. The Company's total debt to equity ratio decreased to 11% at March 31, 1996 from 22% at September 30, 1995 evidencing substantial reduction of short-term notes. The Company's increasing profitability and conversion of receivables provided the cash to repay the short-term debt.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.



                         PART II-------OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders.

         (a) The Company's Annual Meeting of Shareholders was held January 30, 1996.

         (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                           Votes For          Votes Against

                  E. Thomas Binger         4,085,531             183,948
                  Charles A. Brickman      4,087,973             181,506
                  Bobby I. Griffin         4,088,837             180,642
                  Russell A. Gullotti      4,087,620             181,859
                  Thomas E. Holloran       4,088,239             181,240
                  Thomas E. Stelson        4,086,009             183,470
                  Donald M. Sullivan       4,088,414             181,065
                  Linda Hall Whitman       4,087,562             181,917

                  No voters abstained or were broker/bank non-votes for any of the directors.

         (c) Shareholders approved amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 16,000,000 to 32,000,000 with 3,774,664 votes for; 419,539 votes against; 8,816 abstained; and 68,762 non-votes by broker/banks.

         (d) Arthur Andersen & Co. was ratified as the Company's independent auditor by 4,258,620 votes for; 5,505 votes against; 5,278 votes abstained; and zero non-votes by broker/banks.

         ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1996.



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

Dated: May 15, 1996