Form 10-Q
period 1996-06-30
MTS SYSTEMS CORP
filed 1996-08-12
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                    For quarterly period ended June 30, 1996

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

                         __X__  Yes         _____ No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.25 par value; 9,360,879 shares outstanding.


                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995


                                                  June 30     September 30
                                                    1996          1995
ASSETS                                            UNAUDITED      AUDITED
                                                  --------      --------
                                                   (expressed in $ 000's)
  Cash and cash equivalents                       $ 20,570      $  8,736
  Accounts receivable                               46,712        65,106
  Unbilled contracts and retainage receivable       15,791        19,668
  Inventories-
    Customer jobs-in-process                        17,467        13,304
    Components, assemblies and parts                24,147        22,365
  Prepaid expenses                                   4,095         2,410
                                                  --------      --------

    Total current assets                           128,782       131,589

  Land                                               3,461         3,461
  Buildings and improvements                        38,225        38,574
  Machinery and equipment                           57,268        55,826
  Accumulated depreciation                         (51,624)      (49,371)
                                                  --------      --------

    Total property and equipment                    47,330        48,490

  Other assets                                       8,815         9,421
                                                  --------      --------

                                                  $184,927      $189,500
                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                               113        10,475
  Current maturities of long-term debt                 639         1,043
  Accounts payable                                  12,047        11,768
  Accrued compensation and benefits                 18,789        20,194
  Advance billings to customers                     18,353        14,784
  Other accrued liabilities                          9,194         8,475
  Accrued income taxes                              (1,708)          275
                                                  --------      --------

    Total current liabilities                       57,427        67,014
                                                  --------      --------

  Deferred income taxes                              4,258         4,362
  Long-term debt, less current maturities           10,718        11,447
                                                  --------      --------

  Common stock, $.25 par; 32,000,000 shares
    authorized: 9,360,879 and 4,598,311
    shares issued and outstanding                    2,340         1,150
  Additional paid-in capital                           129           255
  Retained earnings                                105,991       100,443
  Cumulative translation adjustment                  4,064         4,829
                                                  --------      --------

      Total shareholders' investment               112,524       106,677
                                                  --------      --------

                                                  $184,927      $189,500
                                                  ========      ========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                FOR THE 3 MONTHS ENDED
                                                       JUNE 30
                                                 1996          1995
                                               --------      --------
                                             (expressed in 000's except
                                                for per share amounts)

NET REVENUES                                   $ 60,630      $ 55,708
COST OF REVENUES                                 36,256        34,381
                                               --------      --------
  Gross profit                                   24,374        21,327
                                               --------      --------
OPERATING EXPENSES:
  Selling                                        11,666        11,690
  General and administrative                      4,109         3,653
  Research and development                        4,482         3,176
  Interest expense                                  135           744
  Interest income                                  (104)          (71)
  Other (income) and expense                       (200)          174
                                               --------      --------
    Total operating expense                      20,088        19,366
                                               --------      --------

INCOME BEFORE INCOME TAXES                        4,286         1,961
PROVISION FOR INCOME TAXES                        1,372           474
                                               --------      --------
NET INCOME                                     $  2,914      $  1,487
                                               ========      ========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                        $   0.30      $   0.17
                                               ========      ========

DIVIDENDS PER SHARE                            $   0.08      $   0.07
                                               ========      ========

BACKLOG                                        $126,053      $ 97,899
                                               ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        9,703         8,993
                                               ========      ========







                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)



                                             FOR THE 9 MONTHS ENDED
                                                      JUNE 30
                                                 1996          1995
                                               --------      --------
                                             (expressed in 000's except
                                                 for per share amounts)

NET REVENUES                                   $183,847      $164,125
COST OF REVENUES                                107,539       103,541
                                               --------      --------
  Gross profit                                   76,308        60,584
                                               --------      --------
OPERATING EXPENSES:
  Selling                                        34,658        33,000
  General and administrative                     12,170        11,080
  Research and development                       12,926         9,522
  Interest expense                                1,037         1,992
  Interest income                                  (171)         (102)
  Other (income) and expense, net                 2,469          (543)
                                               --------      --------
    Total operating expense                      63,089        54,949
                                               --------      --------

INCOME BEFORE INCOME TAXES                       13,219         5,635
PROVISION FOR INCOME TAXES                        4,243         1,397
                                               --------      --------
NET INCOME                                     $  8,976      $  4,238
                                               ========      ========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                        $   0.94      $   0.47
                                               ========      ========

DIVIDENDS PER SHARE                            $   0.24      $   0.21
                                               ========      ========

BACKLOG                                        $126,053      $ 97,899
                                               ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        9,564         9,007
                                               ========      ========






                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                         FOR THE 9 MONTHS ENDED
                                                               June 30
                                                          1996          1995
                                                        --------      --------
                                                          (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                            $  8,976      $  4,238
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                        5,536         5,338
      Deferred income taxes                                 --             191

  Changes in operating assets and liabilities
    that provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                            21,014        (2,792)
    Inventories                                           (6,403)       (4,062)
    Prepaid expenses                                      (1,735)       (1,358)
    Accrued income taxes                                  (2,018)       (3,021)
    Advance billings to customers                          4,077         4,888
    Other, net                                               357          (820)
                                                        --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 29,804         2,602
                                                        --------      --------

INVESTING ACTIVITIES
    Property and equipment, net                           (4,819)       (5,511)
    Purchase of PowerTek, Inc.                            (4,687)
    Other assets                                            (105)          116
                                                        --------      --------

NET CASH (USED) IN INVESTING ACTIVITIES                   (4,924)      (10,082)
                                                        --------      --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable           (10,329)        7,179
    Proceeds from issuance of long-term debt                --           8,510
    Payments on long-term borrowings                        (396)       (1,794)
    Cash dividends                                        (2,255)       (1,885)
    Proceeds from employee stock option
      and stock purchase plans                             3,387           663
    Payments to purchase and retire common stock          (3,495)       (3,612)
                                                        --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (13,088)        9,061
                                                        --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       42         1,506
                                                        --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 11,834         3,087

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           8,736         4,919
                                                        --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 20,570      $  8,006
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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at June 30, 1996 are expected to be invoiced over the next 12 months.

         STOCK SPLIT. On January 30, 1996 the Company's Board of Directors declared a two-for-one stock split in the form of a one hundred percent stock dividend. The record date of the split was March 8, 1996 , and the payment date was April 1, 1996. Earnings per share in this quarterly report have been restated to give effect to the split as of March 31, 1996.

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the third quarter of fiscal 1996, ended June 30, 1996, were $59 million, a 2% increase over the comparable quarter in fiscal 1995. Order activity in the Mechanical Testing and Simulation (MT&S) sector was about the same as the prior year. However, new orders from Europe showed unexpected strength. A $4 million commitment for a seismic system is not included in the quarter's orders pending receipt of written confirmation. The Company expects confirmation before the end of the fiscal year. Order activity in the Measurement and Automation (M&A) sector was up 11% from the same quarter in fiscal 1995. This improvement affirms management's prediction that orders would resume growth in the fourth quarter.

         New orders for the nine months ended June 30, 1996 were $211 million compared to $175 million for the same period one year ago, a 21% increase. Orders in both sectors increased over levels reported for the previous year. Orders in the Mechanical Testing and Simulation sector have increased 25% while the Measurement and Automation sector increased 6% over the orders reported for the same period one year ago. International orders were 49% of the 1996 year-to-date orders compared to 45% for 1995. Backlog of undelivered orders at June 30, 1996 was $126 million compared to $98 million at June 30, 1995 and $99 million at September 30, 1995.

Results of Operations
                                  THIRD QUARTER
         Revenues for the third quarter were $61 million a 9% increase from the same quarter one year ago. International content of revenue was 46% and 44% for the quarters ended June 30, 1996 and 1995, respectively. Revenues in both sectors increased over levels reported in 1995.

         Income before income taxes increased 119% to $4.3 million compared to $2.0 million for the third quarter ended a year ago. The increase in pretax earnings results primarily from improved manufacturing margins in the MT&S sector leveraged by increased revenue volume. Consolidated gross margin percents were 40% and 38% for the periods ended June 30, 1996 and 1995, respectively. The improvement reflects completion of pre-1995 MT&S business that contained (i) lower margin system orders accepted during a period of weak demand in Europe and Japan and (ii) custom projects with significant technological challenges resulting in cost overruns. The improvement in gross margins began during the fourth quarter of fiscal 1995. The first three quarters of fiscal 1996 reflect continuation of this trend. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that gross margins achieved in this quarter will continue.

         The gross margin increase was partially offset by increased operating expenses in development and administrative areas. Research and development expenses increased 41% as development programs were accelerated in both business sectors. Interest expense decreased and interest income increased as a result of changes in the Company's short-term debt and cash position. "Other" expense decreased from the impact of translating international subsidiary account balances and the settlement of specific transactions denominated in foreign currencies during the quarter.

         Net income for the quarter increased 96% to $2.9 million compared to $1.5 million for the same quarter one year ago. The effective tax rate for the quarter ended June 30, 1996 was 32% compared to 24% for the quarter ended in June, 1995. The current quarter's provision for income taxes excludes any benefit from the Research and Development Tax Credit, which expired in June 1995.

                                   NINE MONTHS

         Revenues for the nine months ended in June, 1996 were $184 million, a 12% increase over the same period a year ago. The MT&S sector produced a 13% increase over 1995 revenues, and the M&A sector increased 9% over 1995. International revenues were 51% of total revenues compared to 47% for the nine month periods ended in June, 1996 and 1995, respectively.

         Income before income taxes for the first nine months of 1996, increased to $13.2 million from $5.6 reported in 1995. Gross margin increased from 1995 to 1996 due to improved manufacturing margins in the MT&S sector leveraged by increased revenue volume. Gross margins as a percent of sales were 42% in 1996 compared to 40% in 1995. The improvement in margin percentage is discussed, above.

         Increases in gross margin were offset, in part, by increased operating expenses for development, selling, general and administrative areas. Significant development efforts are underway to convert the company's electronic control systems to a common platform. This undertaking will reduce costs on future deliveries and will simplify the writing of application software. The Company continues investing in Asian markets to expand the international presence of the M&A sector's product lines. "Other" expense increased from the impact of translating international subsidiary account balances and the settlement of specific transactions denominated in foreign currencies. Significant currency gains occurred on settlement of specific transactions in 1995. Such activity was near "breakeven" on translation and transaction settlements in 1996. Total operating expenses as a percent of revenues were 34% compared to 33% for the nine months ended in June, 1996 and 1995, respectively.


         Net income for the first nine months of 1996 was $9.0 million compared to $4.2 million reported one year ago, a 112% increase. The effective income tax rates were 32% and 25% for the nine months ended in 1996 and 1995, respectively. As discussed above, the current year's provision for income taxes excludes any benefit from the Research and Development Tax Credit, which expired in June, 1995.


Financial Condition and Liquidity

         The ratio of current assets to current liabilities at June 30, 1996 was
2.2 compared to 2.0 at September 30, 1995. Cash and cash equivalents increased 135% to $20.6 million at June 30, 1996 compared to $8.7 million at September 30, 1995. The Company's borrowing under its $55 million lines of credit was less than $.1 million at June 30, 1996 compared to $10.5 million at September 30, 1995. Committed credit lines have been reduced from $70 million reflecting the Company's reduced need for borrowing in the near future.

         Capital expenditures, net of retirements for the nine months totalled $4.8 million. The Company's total debt to equity ratio decreased to 10% at June 30, 1996 from 22% at September 30, 1995 evidencing near elimination of short-term notes. The Company's increasing profitability and conversion of receivables provided the cash to repay the short-term debt.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.



                         PART II-------OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.



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


Dated:  August 12, 1996