Form 10-K
period 1996-09-30
MTS SYSTEMS CORP
filed 1996-12-19
CIK 68709

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
               the Securities Exchange Act of 1934 (Fee Required)


For The Fiscal Year Ended September 30, 1996       Commission File Number 0-2382


                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                              41-0908057
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

                                  612-937-4000
                        (Telephone number of registrant
                              including area code)

        14000 Technology Drive, Eden Prairie, Minnesota     55344-9763
            (Address of principal executive offices)        (Zip Code)


           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE OF $.25 PER SHARE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               _X_ Yes   ___No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of November 29, 1996, 9,151,794 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock (based upon the average of the high and low prices) held by non-affiliates was $160,148,437.



                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended September 30, 1996 - Parts I, II and IV.

Proxy Statement for Annual Meeting of Shareholders, statement dated prior to January 28, 1997 - Part III.


                             MTS Systems Corporation
                            Annual Report Pursuant to
                           Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                                     PART I

ITEM 1. BUSINESS

MTS Systems Corporation (hereafter called "MTS" or "the Company" or "the Registrant") designs, manufactures, markets and services computer-based testing and simulation systems for determining the mechanical behavior of materials, products and structures (the Mechanical Testing and Simulation sector), and measurement and control products for measuring process variables and automating manufacturing processes (the Industrial Measurement and Automation sector). MTS's customers use these systems and products to improve product quality, accelerate product development, increase machine and worker productivity and protect the environment.

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

CUSTOMERS AND PRODUCTS BY MARKET SECTOR
The Company's operations are organized into two business sectors: 1) Mechanical Testing and Simulation, and 2) Industrial Measurement and Automation. The operational alignment of the sectors allows the Company to maintain a strategic focus on markets with different applications of the Company's technologies and with different competitors.

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

The space vehicle industry utilizes the Company's systems and software for such applications as solid fuel development and heat shield studies.

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

Occupant safety is another purpose for use of the Company's systems and software to test vehicle designs and prototypes.

ADVANCED SYSTEMS: The Company also offers highly customized systems for simulation and testing through its Advanced Systems Division. These systems frequently embody technology which is new to the application. Customers of the Advanced Systems Division come from all industries served by the Mechanical Testing and Simulation sector - aerospace and defense, biomechanics, civil engineering, material suppliers, and ground vehicles.

The Advanced Systems Division aids customers in the development of new manufacturing technologies and systems such as welding and material processing.

Mechanical Testing and Simulation sector accounted for 82% of revenue in 1996, 81% of revenue in 1995 and 82% of revenue in 1994. It represents the oldest and is the principal market for the Company's technology. This sector is responsible for the Company's traditional corporate image: "a leading supplier of test equipment to laboratories".

Industrial Measurement and Automation Products: Measurement and Automation customers use MTS products in discrete part and fluid process manufacturing. Product niches in this sector include:

DISPLACEMENT POSITION AND LIQUID-LEVEL SENSORS BASED ON MAGNETOSTRICTIVE TECHNOLOGY. Displacement sensors accurately measure position up to 50 feet. They are used in discrete (piece part) manufacturing where accurate positioning is critical. Major applications include injection molding and die casting machines, printing and packaging machines and presses of all types.

Liquid level sensors accurately measure levels of liquids in containers. These sensors are sold in three markets: the underground storage tank (UST) market, the process storage tank (PST) market and the large, above-ground inventory storage tank (AST) market.

The UST market consists primarily of retail gas stations. It is served by original equipment manufacturers (OEM's) who purchase MTS sensing probes and incorporate them with their proprietary electronic unit to monitor fuel inventory and detect leaks.

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

SERVO MOTORS AND CONTROLLERS. Customers use high-performance, permanent magnet brushless servo motors and amplifiers to automate discrete-part manufacturing machines and systems such as machine tools and converting and packaging machines. Customers also use the Company's control products for accurate control of complex, multi-axis, rotary and linear machine motions. These motors, amplifiers and motion control products create systems that are applied to a wide variety of automation tasks by both end-users and OEM's.


The Industrial Measurement and Automation sector accounted for 18% of revenue in 1996, 19% of revenue in 1995 and 18% of revenue in 1994.


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

1996 PRODUCT DEVELOPMENT HIGHLIGHTS
The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 1996 include:

Mechanical Testing and Simulation Sector
* The Company introduced the Tytron(TM) microforce testing system, our first testing system designed specifically for very low-force testing and which can accommodate very small specimens. The microelectronics industry is the primary target market for this product.

* The Company introduced the Flat-Trac(R) III tire performance testing system. Tire engineers use this product to research tread wear and rolling resistance to develop longer lasting, safer tires.

* The Company introduced a twelve-station human hip simulator for use in testing materials and prosthetic designs. This product offers customers additional testing capacity at a price comparable to our previous eight-station hip simulator.

Industrial Measurement and Automation Sector
* The Company completely redesigned the basic elements of its Temposonics(R) linear displacement sensors. The new, patented design features modular construction for unprecedented precision and improved configurability and ruggedness.

* The Company introduced the XDC 720 multi-axis controller, which can control up to 28 independent machine axes, making it ideal for complex packaging operations.

* The Company introduced a new, larger (12 inch frame) motor in its Max Plus(TM) line of permanent magnetic servo motors designed for spindle drive applications for use primarily in the machine tool industry. The design is able to operate at full torque over a range of speeds, thereby eliminating the need for mechanical transmissions on machine tools.

CHARACTERISTICS OF SALES
The Company's systems are sold and delivered throughout the world and its customer orders cover a broad spectrum of industries, government agencies, institutions, applications, and geographic locations. As such, MTS was not dependent upon any single customer for its business.

Mechanical Testing and Simulation systems range in price from less than $20,000 to as much as $20 million. Large, individual, fixed-price orders, although important to the Company's image and technical advancement, tend to produce volatility in both backlog and quarterly operating results. The majority of the orders received in any one year are based on fixed-price quotations and some require extensive technical communication with potential customers prior to receipt of an order. The current typical delivery time for a system ranges from one to twelve months, depending upon the complexity of the system and the availability of components in the Company's or suppliers' inventories. Larger system contracts can run as long as three years and cost-plus-fixed-fee contracts have run longer.


Industrial Measurement and Automation products are sold in quantity at unit prices ranging from $500 to $10,000. Delivery varies from several days to several months.

Approximately 49% of revenue in fiscal 1996, 54% of revenue in 1995, and 51% of revenue in 1994 was from domestic customers. The balance of the revenue, some of which was sold in currencies other than the U.S. dollar, was to customers located outside the United States--mainly in Europe, Asia-Pacific, Latin America, and Canada. The Company's foreign operations and foreign revenues may be affected by local political conditions, export licensing problems, and/or currency restrictions.

Sales Channels: MTS markets it products using a number of sales channels. The Company sells its Mechanical Testing and Simulation equipment through an employee sales network, independent sales representatives, and a direct mail (catalog) operation. Sales personnel are generally graduate engineers or highly skilled technicians and are specially trained to sell MTS products and services. Employee salespersons are compensated with salary and sales incentives, and independent representatives are paid commissions only.

A list of domestic and international offices for the Company's Mechanical Testing and Simulation sector follows:

Domestic offices:
         Akron                      Dayton           Philadelphia
         Austin                     Denver           Raleigh
         Baltimore                  Detroit          Pittsburgh
         Boston                     Huntsville       San Diego
         Chicago                    Los Angeles      San Jose
         Cincinnati                 Minneapolis      Seattle
         Dallas                                      Washington, D.C.

International offices:
       Beijing and other cities,                     Paris, France
          Peoples Republic of China                  Sao Paulo, Brazil
       Berlin and other cities,                      Seoul, Korea
          Germany                                    Torino, Italy
       Gothenburg, Sweden                            Stroud, United Kingdom
       Hong Kong                                     Nagoya and Tokyo, Japan
       Singapore

In addition, MTS works with sales and service representative organizations in nearly all industrialized countries of the world and in the developing countries of Latin America, Asia, Africa and the Middle East.

The Company offers a comprehensive mail-order catalog of MTS components, accessories, and products. The catalog includes products of complementary vendors and aims to reach a broad range of customers involved in Mechanical Testing and Simulation.

The Industrial Measurement and Automation sector sells its products through sales channels separate from the Mechanical Testing and Simulation sector. A network of employees, direct sales, external domestic distributors, representatives, and system houses market the products of these divisions. International revenue currently accounts for 31% of this sector's volume. Efforts continue to expand sales channels in international markets.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Geographic Segment Information on pages 17 and 27 of the Company's 1996 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 1996, 1995 and 1994 included sales to Asia-Pacific, Europe, and other regions that may require the Company to obtain export permission from the U.S. government. The Company does not undertake manufacturing on custom systems or projects until it is assured that permission will be granted. However, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, the U.S. government still maintains multilateral controls in agreement with allies and unilateral controls based on U.S. initiatives and foreign policy that may cause delays for certain shipments or the rejection of orders by the Company.

BACKLOG
The Company's backlog, which it defines as firm orders remaining unfilled, totaled $120.5 million at September 30, 1996; $98.8 million at September 30, 1995; and $84.6 million at September 30, 1994. The Company believes that nearly all of the backlog at September 30, 1996 will become revenue during fiscal 1997. Delays may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site. Any such delay can affect the period when backlog is recognized as revenue.

COMPETITION
In the Mechanical Testing and Simulation sector, customers may choose to buy equipment from the Company or from competitors, principally: Instron (U.S. based), Instron Schenck Testing Systems (U.S.-German joint venture) Interlachen (U.S.), SATEC (U.S.), AVL (Austria), Zwick (Germany), Saganomiya and Shimadzu (Japan). There are also smaller local competitors in most major countries.

In lieu of buying equipment from the Company or its competitors, customers may contract with testing laboratories such as EG&G, Peabody, Wyle or with universities. Government laboratories also market testing services to the public.

Finally, customers may choose to construct their own testing equipment from commercially available components. Customers in the aerospace and automotive industries and universities sometimes choose this approach, purchasing equipment from companies such as Parker Hannifin, Moog and Mannesman (Germany).

In the Industrial Measurement and Automation sector, the Company competes directly with small to medium-sized specialty suppliers and also with divisions of the large control system companies such as Rockwell, Emerson Electric, Mannesman (Germany) and Fanuc (Japan).

MANUFACTURING AND ENGINEERING
The Company conducted a significant portion of its fiscal 1996 Mechanical Testing and Simulation manufacturing and engineering activities in Minneapolis. Certain engineering, project management, final system assembly and quality testing may be done in Berlin, Germany and Tokyo, Japan. Electromechanical material testing systems are assembled in the Raleigh, NC, facility and in the Paris, France (Adamel-Lhomargy) facility. The Company's MTS-PowerTek subsidiary engineers and assembles dynamometer control systems and provides related services from Detroit.

Manufacturing and engineering activities for the Industrial Measurement and Automation sector occur in Raleigh, NC, in Ludenscheid, Germany, in New Ulm, MN, and at the Company's majority-owned subsidiary in Nagoya, Japan.

PATENTS AND TRADEMARKS
The Company holds a number of patents, patent applications, licenses, trademarks, and copyrights which it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark, or copyright.

RESEARCH AND DEVELOPMENT
The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $17.7, $13.7 and $12.6 million for fiscal years 1996, 1995 and 1994, respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. The combination of internally sponsored product development and system or application innovation on customer contracts approximates 10% of annual sales volume.

Executive Officers of the Company
The Corporate Executive Officers of the Registrant on September 30, 1996 were:

Name and Age                    Position                          Officer Since
------------                    --------                          -------------

D. M. Sullivan (61)             Chairman, President and              1976
                                Chief Executive Officer
K. D. Zell (54)                 Executive Vice President             1979
W. G. Beduhn (55)               Vice President                       1983
M. L. Carpenter (59)            Vice President                       1973
                                and Chief Financial Officer
M. G. Togneri (59)              Vice President                       1991

Officers serve at the discretion of and are elected annually by the board of directors, and serve until their successors are elected.

EMPLOYEES
MTS employed 1,725 persons as of September 30, 1996, including 286 employees in Europe, 48 in Japan, 13 in China, 3 in Canada, 12 in Korea and 4 in Hong Kong.

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

Due to the manner in which the Company sells the majority of its products, on a fixed-price contract agreed upon at the time the order is obtained, wide fluctuations up or down in cost of materials and components from order date to delivery date, if not accurately forecast by the Company at an early date, can change the expected profitability of any sale. The Company believes that such fluctuations have not had a material effect on reported earnings, except as affected by changes in foreign currency rates, which have been reported.

ENVIRONMENTAL MATTERS
Management believes the Company's operations are in compliance with federal, state, and local provisions relating to the protection of the environment.


ITEM 2.       PROPERTIES

Domestic Facilities:

The Company's main plant and corporate headquarters, occupying 380,000 square feet, is located on 52 acres of land in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967. Five additions, the most recent of which was in 1990, have expanded the plant to its present size. Approximately 45% of the Minneapolis facility is used for manufacturing and assembly while the balance of the facility is used for office space.

Electronic design and component assembly is conducted in a 57,000 square foot facility in Chaska, Minnesota, approximately 10 miles west of the headquarters in Eden Prairie. The building was completed in 1996. MTS has a five year operating lease with provisions to extend, purchase or terminate at the end of the lease period.The terms of the lease agreement do not require capitalization of the asset and the related obligation.

Custom Servo Motors, Inc. occupies a 30,000 square foot plant in New Ulm, Minnesota (65 miles southwest of Minneapolis). The plant provides assembly operations and office space. The facility was constructed in 1993 by the New Ulm Economic Development Corporation and expanded in 1995. MTS has a five year operating lease for the facility with provisions to extend the lease, purchase the property, or terminate the lease. The terms of the lease agreement do not require capitalization of the asset and the related obligation.

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

MTS-PowerTek, Inc. occupies 20,000 square feet in Farmington Hills, Michigan, a suburb of Detroit. Plant and office space in two buildings is leased under conventional operating lease terms.

The Company leases space in other U.S. cities for sales and service offices. Neither the space nor the rental obligations is significant.

International Facilities:

MTS Systems GmbH (Berlin) is located in a 80,000 square foot facility. As of September 30, 1996 3,000 square feet has been leased to other companies The building is situated on land leased by MTS from the city government. The lease expires in 2069.

MTS Adamel Lhomargy S.A., operates in a leased facility in Paris, France, of approximately 38,000 square feet. Approximately 40% of this space is used for manufacturing with the remainder used as offices. The current lease expires at the end of fiscal 1998.

MTS Sensors Technologie operates in a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities occupy 18,000 square feet at this location.

The Company also leases office and general purpose space for its sales and service subsidiaries in Stroud, United Kingdom; Paris, France; Torino, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; Toronto, Canada; Sao Paulo, Brazil; Gothenburg, Sweden; Beijing and Shanghai, Peoples Republic of China; Singapore; and Hong Kong. No manufacturing is conducted at these locations.

Expansion Opportunities:

The Company owns an additional 55 acres of land adjacent to its Minneapolis facility. This site could house expanded manufacturing operations. Also, the sites in Cary could be expanded. Other suitable commercial real property is available for purchase or lease in metropolitan areas where the Company is presently located. The Company considers its current facilities adequate to support its operations in 1997.


ITEM 3.       LEGAL PROCEEDINGS

No material legal proceedings were pending or threatened against the Company or its subsidiaries as of September 30, 1996.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended September 30, 1996, for a vote by the shareholders.


                                     PART II


ITEM 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters

The Company's stock is traded on The Nasdaq Stock Market's National Market under the symbol MTSC. The following table shows the Company's low and high closing sale transactions as reported by The Nasdaq. Share prices for 1996 and prior have been restated retroactively for the two-for-one stock split effected in the form of a 100% stock dividend effective April 1, 1996.

              Quarter Ended                     Low *                   High*
              -------------                     -----                   -----
              December 31, 1994               $10.125                 $12.375
              March 31, 1995                  $11.00                  $12.875
              June 30, 1995                   $11.75                  $13.875
              September 30, 1995              $13.375                 $14.625

              December 31, 1995               $13.875                 $17.75
              March 31, 1996                  $14.00                  $19.375
              June 30, 1996                   $17.50                  $22.50
              September 30, 1996              $18.50                  $21.50

              *Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

As of November 29, 1996 there were 1,523 holders of record of the Company's $.25 par value common stock. The Company estimates that there are an additional 1,900 shareholders, whose stock is held by nominees or broker dealers.

The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 1996, 1995, and 1994, the Company paid dividends totaling $.32, $.28, and $.28 per share, per year, respectively, to holders of its common stock.

Under the terms of the Company's credit agreements, certain covenants require that tangible net worth, as defined, must exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 1996, tangible net worth exceeded the minimum by $17.4 million and the Company had $3.4 million available for repurchases of its common stock. Thus, the Company has flexibility to declare and pay dividends in the future similar to recent dividends.


ITEM 6.       SELECTED FINANCIAL DATA

A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary" on page 16 of the Company's 1996 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 21 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a) Information concerning the Company's directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 28, 1997, and is incorporated herein by reference.

(b) See Item 1. Business, on page 9 for information on the Company's Executive Officers.

(c) The Company has no other significant employees requiring disclosure in this Form 10-K.

(d) There are no family relationships between and among directors or officers.

(e) Business experience of Directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 28, 1997, and is incorporated herein by reference. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:

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

         M. L. Carpenter              Vice President and Chief Financial
                                      Officer since 1991. Vice President and
                                      Treasurer since 1973.

         M.G. Togneri                 Vice President of Industrial Measurement
                                      and Automation sector since 1991. Prior
                                      to his employment at MTS was V.P. at
                                      Square D Corporation and General
                                      Manager of Crisp Automation. Has
                                      extensive experience in the industrial
                                      instrumentation and control business in
                                      the U.S. and internationally.


(f) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 28, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11.        EXECUTIVE COMPENSATION

See Item 12.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 28, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

         (a)   Financial Statements:

               See accompanying Index to Financial Statements on Page F-1.

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

         (c)   Exhibits:

                3.a Amended and restated Articles of Incorporation, adopted January 30, 1996.

                3.b Restated Bylaws, reflecting amendments through May 15, 1995, incorporated by reference to exhibit 3.b of Form 10-K for the fiscal year ended September 30, 1995.

               10.a Management Variable Compensation Plan-Fiscal 1996, dated November 20, 1995.

               10.b 1985 Employee Stock Option Incentive Plan, incorporated by reference to exhibit 4(a) from Form S-8, File No. 2-99389.

               10.c    1987 Stock Option Plan, as amended.

               10.d    1990 Stock Option Plan, as amended.

               10.e    1994 Stock Plan, as amended.

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

               10.h Severance Agreement, dated December 3, 1990 between the registrant and Kenneth E. Floren, incorporated by reference to exhibit 10.k of Form 10-K for the fiscal year ended September 30, 1990.

               10.i Severance Agreement, dated May 1, 1990 between the registrant and Werner Ongyert, incorporated by reference to exhibit 10.m of Form 10-K for the fiscal year ended September 30, 1990.

               10.j Severance Agreement, dated May 1, 1990 between the registrant and J. Howell Owens, incorporated by reference to exhibit 10.n of Form 10-K for the fiscal year ended September 30, 1990.

               10.k Severance Agreement, dated May 1, 1990 between the registrant and Donald M. Sullivan, incorporated by reference to exhibit 10.p of Form 10-K for the fiscal year ended September 30, 1990.

               10.l Severance Agreement, dated May 1, 1990 between the registrant and Richard S. White, incorporated by reference to exhibit 10.q of Form 10-K for the fiscal year ended September 30, 1990.

               10.m Severance Agreement, dated May 1, 1990 between the registrant and Keith D. Zell, incorporated by reference to exhibit 10.r of Form 10-K for the fiscal year ended September 30, 1990.

               10.n Severance Agreement, dated April 1, 1991 between the registrant and Mauro G. Togneri, incorporated by reference to exhibit 10.s of Form 10-K for the fiscal year ended September 30, 1991.

               10.o 1992 Employee Stock Purchase Plan, incorporated by reference to exhibit 4(a) from Form S-8, File No. 33-45386.

               10.p    1997 Stock Option Plan.

               10.q Severance Agreement, dated September 30, 1996 between the registrant and Steven M. Cohoon.

               13. Annual Report to Shareholders for the fiscal year ended September 30, 1996.

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


                                 MTS SYSTEMS CORPORATION



                                 By:  /s/ Donald M. Sullivan
                                      ------------------------------------------
                                      Donald M. Sullivan
                                      Chairman, Chief Executive Officer,
                                      President and Director


                                 By:  /s/ Marshall L. Carpenter
                                      ------------------------------------------
                                      Marshall L. Carpenter
                                      Vice President and Chief Financial Officer



                                 By:  /s/ Marvin R. Eckerle
                                      ------------------------------------------
                                      Marvin R. Eckerle
                                      Controller
Date:    December 19, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                 By:  /s/ E. T. Binger
                                      ------------------------------------------
                                      E. T. Binger, December 19, 1996
                                      Director

                                 By:  /s/ Charles A. Brickman
                                      ------------------------------------------
                                      Charles A. Brickman, December 19, 1996
                                      Director

                                 By:  /s/ Bobby I. Griffin
                                      ------------------------------------------
                                      Bobby I. Griffin, December 19, 1996
                                      Director

                                 By:  /s/ Russell A. Gullotti
                                      ------------------------------------------
                                      Russell A. Gullotti, December 19, 1996
                                      Director

                                 By:  /s/ Thomas E. Holloran
                                      ------------------------------------------
                                      Thomas E. Holloran, December 19, 1996
                                      Director

                                 By:  /s/ Thomas E. Stelson
                                      ------------------------------------------
                                      Thomas E. Stelson, December 19, 1996
                                      Director

                                 By:  /s/ Linda Hall Whitman
                                      ------------------------------------------
                                      Linda Hall Whitman, December 19, 1996
                                      Director



                    MTS Systems Corporation and Subsidiaries

                          Index to Financial Statements


A.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1996 Annual Report to Shareholders which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.


                                                               Annual
                                                               Report       10-K
                                                                Page        Page
                                                               ------       ----


Quarterly Financial Information (Unaudited)                       21         ---

Consolidated Balance Sheets - September 30, 1996                  22         ---
and 1995

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 1996,
1995 and 1994                                                     23         ---

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1996, 1995 and 1994                     24         ---

Notes to Consolidated Financial Statements                        25         ---

Report of Independent Public Accountants                          32         ---


B.     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON SCHEDULE                                                ---        F-3

C.     CONSOLIDATED SCHEDULE

Schedule                                  Description

II              Summary of Consolidated Allowances for
                Doubtful Accounts                                 ---        F-4

                All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To MTS Systems Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule (page F-4) listed as a part of Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   November 22, 1996

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

                              FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



              Balance          Provision       Amounts         Balance
              Beginning        Charged to      Written         End of
              of Year          Operations      Off             Year
              ---------        ----------      -------         -------
                             (expressed in thousands)

1996          $1,824          $  330          $ (413)          $1,742

1995           1,439             620            (235)           1,824

1994           1,461             110            (132)           1,439



                                  EXHIBIT INDEX


              Exhibit
              No.          Description
              --------     -----------

              3.a Amended and restated Articles of Incorporation, adopted Janurary 30, 1996.

              10.a         Management Variable Compensation Plan-Fiscal
                           1996

              10.c         1987 Stock Option Plan, as amended

              10.d         1990 Stock Option Plan, as amended

              10.e         1994 Stock Plan, as amended

              10.p         1997 Stock Option Plan

              10.q         Severance Agreement Dated September 30, 1996

              13. Annual Report to Shareholders for the fiscal year ended September 30, 1996

              21.          Subsidiaries of the Company

              23.          Consent of Independent Public Accountants

              27.          Financial Data Schedule