Form 10-Q
period 1996-12-31
MTS SYSTEMS CORP
filed 1997-02-13
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     or the Securities Exchange Act of 1934


                  For quarterly period ended December 31, 1996

                          Commission File Number 0-2382

                              ---------------------


                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


          MINNESOTA                    612-937-4000               41-0908057
(State or other jurisdiction      (Telephone number of        (I.R.S. Employer
   of incorporation or            registrant including       Identification No.)
     organization)                     area code)


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

           Common Stock, $.25 par value; 9,092,766 shares outstanding.




                          PART I. FINANCIAL INFORMATION


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996


                                                  December 31     September 30
                                                      1996           1996
ASSETS                                             UNAUDITED        AUDITED
------                                            -----------     ------------

                                                     (expressed in $ 000's)
  Cash and cash equivalents                        $  10,680       $  19,231
  Accounts receivable                                 54,576          53,717
  Unbilled contracts and retainage receivable         18,793          16,418
  Inventories-
    Customer jobs-in-process                           6,237          12,832
    Components, assemblies and parts                  34,204          23,444
  Prepaid expenses                                     5,713           4,740
                                                   ---------       ---------

    Total current assets                             130,203         130,382

  Land                                                 3,448           3,459
  Buildings and improvements                          38,714          38,644
  Machinery and equipment                             60,994          59,060
  Accumulated depreciation                           (54,639)        (53,073)
                                                   ---------       ---------

    Total property and equipment                      48,517          48,090

  Other assets                                        14,701           8,924
                                                   ---------       ---------

                                                   $ 193,421       $ 187,396
                                                   =========       =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                           $  14,616       $      56
  Current maturities of long-term debt                 2,970           3,030
  Accounts payable                                    11,881          11,604
  Accrued compensation and benefits                   20,371          23,664
  Advance billings to customers                        9,863          13,807
  Other accrued liabilities                            9,533           9,835
  Accrued income taxes                                (2,355)         (1,162)
                                                   ---------       ---------

    Total current liabilities                         66,879          60,834
                                                   ---------       ---------

  Deferred income taxes                                4,983           4,998
  Long-term debt, less current maturities              8,558           8,750
                                                   ---------       ---------

  Common stock, $.25 par; 32,000,000 shares
    authorized: 9,092,766 and 9,173,518
    shares issued and outstanding                      2,273           2,293
  Additional paid-in capital                            --              --
  Retained earnings                                  107,055         106,485
  Cumulative translation adjustment                    3,673           4,036
                                                   ---------       ---------

      Total shareholders' investment                 113,001         112,814
                                                   ---------       ---------

                                                   $ 193,421       $ 187,396
                                                   =========       =========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE 3 MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)


                                                  FOR THE 3 MONTHS ENDED
                                                       DECEMBER 31
                                                  1996             1995
                                                ---------       ---------

                                                (expressed in 000's except
                                                  for per share amounts)

NET REVENUES                                    $  66,841       $  56,135
COST OF REVENUES                                   39,750          32,268
                                                ---------       ---------

  Gross profit                                     27,091          23,867

OPERATING EXPENSES:
  Selling                                          12,703          11,337
  General and administrative                        4,523           3,703
  Research and development                          4,385           3,767
  Interest expense                                    323             455
  Interest income                                    (105)            (27)
  Other (income) and expense, net                     579           1,062
                                                ---------       ---------

    Total operating expense                        22,408          20,297
                                                ---------       ---------


INCOME BEFORE INCOME TAXES                          4,683           3,570
PROVISION FOR INCOME TAXES                          1,462           1,140
                                                ---------       ---------

NET INCOME                                      $   3,221       $   2,430
                                                =========       =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                         $    0.34       $    0.26
                                                =========       =========

DIVIDENDS PER SHARE                             $    0.10       $    0.08
                                                =========       =========

BACKLOG                                         $ 125,345       $ 107,672
                                                =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          9,408           9,457
                                                =========       =========



                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE 3 MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                   FOR THE 3 MONTHS ENDED
                                                                        December 31
                                                                    1996           1995
                                                                  --------       --------

                                                                  (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                      $  3,221       $  2,430
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                  1,989          1,801
      Deferred income taxes                                           --              (11)

  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                                      (1,916)         7,086
    Inventories                                                     (2,997)        (3,323)
    Prepaid expenses                                                  (904)          (722)
    Accrued income taxes                                            (1,975)        (1,695)
    Advance billings to customers                                   (3,688)         1,784
    Other, net                                                      (4,166)        (2,347)
                                                                  --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          (10,436)         5,003
                                                                  --------       --------

INVESTING ACTIVITIES
    Property and equipment, net                                     (1,829)          (705)
    Purchase of Bregenhorn-Butow & Co., net of cash acquired        (6,793)          --
    Other assets                                                      (169)            25
                                                                  --------       --------

NET CASH USED IN INVESTING ACTIVITIES                               (8,791)          (680)
                                                                  --------       --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                      13,920         (2,298)
    Payments on long-term borrowings                                  (179)          (237)
    Cash dividends                                                    (915)          (750)
    Proceeds from employee stock option
      and stock purchase plans                                         161          1,719
    Payments to purchase and retire common stock                    (1,917)          --
                                                                  --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           11,070         (1,566)
                                                                  --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (394)          (168)
                                                                  --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           (8,551)         2,589

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    19,231          8,736
                                                                  --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 10,680       $ 11,325
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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at December 31, 1996 are expected to be invoiced in fiscal 1997.

         OTHER FINANCIAL STATEMENT DISCLOSURES. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1996 Annual Report to Shareholders on pages 25 through 31 are incorporated herein by reference.

         MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.

         RESTATEMENT OF EPS AND SHARE DATA. Earnings per share (EPS) and weighted average common shares computations have been restated retroactively for the two-for-one stock split declared by the Company's Board of Directors at their January, 1996 board meeting.

         ACQUISITION. In December, 1996 the Company acquired a majority of the stock of Bregenhorn-Butow & Co. (BB & Co.) of Freiburg, Germany. MTS has an option to purchase the remaining interest in BB & Co. at a later date. The transaction has been accounted for by the purchase method of accounting.

         BB & Co. was a privately owned supplier of low power, electronic servo motors and drives to the European manufacturing market with annual revenues of approximately $8 million. The Company expects BB & Co.
to contribute positively to fiscal 1997 earnings.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the first quarter of fiscal 1997, ended December 31, 1996, were $69 million, a 6% increase over the comparable quarter in fiscal 1996. Orders from international customers were 41% of the total for the first quarter compared to 47% one year ago. Orders from Europe were strong, but the increase was offset partially by lower order volume in Asia. The Company expects Asian order volumes for the remainder of the fiscal year to be consistent with prior years.

         Order activity in the Mechanical Testing and Simulation (MT&S) sector was 2% ahead of the prior year. Order activity in the Measurement and Automation Group (MAG) sector increased 32% over the same period a year ago. The BB & Co. acquisition contributed nearly 24% of the increase in new orders. International customers accounted for 42% of MT&S sector orders compared to 52% one year ago. International orders were 38% of the MAG total in fiscal 1997 compared to 23% one year ago.

         The Backlog of undelivered orders at December 31, 1996 was $125 million, an increase of 4% from September 30, 1996 and an increase of 16% over the backlog one year ago.

Results of Operations

         Revenues for the first quarter were $67 million, a 19% increase from the same quarter one year ago. International revenue accounted for 51% and 52% of total revenue for the quarters ended in 1996 and 1995, respectively. MT&S sector revenues increased 16% over the first quarter one year ago. MAG revenues increased 30% over last year's first quarter. Nearly 17% of this increase is attributable to the new acquisition. MT&S revenues accounted for 77 and 79% of total revenues for the quarters ended December 31, 1996 and 1995, respectively.

         Income before income taxes increased 33% to $4,683,000 compared to $3,570,000 for the quarter ended a year ago. The increase in pretax earnings results primarily from increased revenue in both sectors. Consolidated gross margin percents were 41% and 43% for the periods ended December 31, 1996 and 1995, respectively. The gross margin percent for the first quarter of 1996 was expected and the decline from the prior year was due to a change in the mix of products sold.

         Operating expenses comprised of selling , general and administrative, and research and development increased approximately $2.8 million. A portion of the increase relates to operating expenses of the new acquisition and the remainder reflects continuing development of market presence and new products and software in both sectors. Interest and other (income) expense, net decreased $.7 million from the quarter ended in 1995 compared to the quarter ended in 1996.

         Net income for the quarter increased 33% to $3,221,000 compared to the comparable quarter one year ago. The effective tax rate for the quarter ended December 31, 1996 was 31% compared to 32% for the quarter ended in 1995 and 29% for the year ended September 30, 1996. The income tax provision in 1995 excluded any benefit from the Research and Development Tax Credit, which had expired in June 1995. The reinstatement of the credit in July, 1996 was a factor in the 29% effective rate for the year ended in September, 1996.


Financial Condition and Liquidity

         The ratio of current assets to current liabilities at was 2.0 at both December 31, 1996 and September 30, 1996. Cash and cash equivalents decreased 44% to $10.7 million at December 31 compared to $19.2 million at September 30, 1996. The Company's borrowing under its $60 million in credit lines was $14.6 million at December 31 compared to $56,000 at September 30, 1996. The increase in borrowing results from the acquisition of BB & Co., common stock repurchase activity and typical first quarter cash requirements for compensation plans and tax estimates.

         Capital expenditures, net of retirements for the first quarter totaled $1.8 million. The Company's total debt to equity ratio increased to 23% at December 31 from 10% at September 30, 1996 reflecting the borrowing needs discussed above.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.



PART II-------OTHER INFORMATION

ITEM 5.  Other Information.

         ANNUAL SHAREHOLDERS' MEETING. The Annual Meeting of Shareholders was held on January 28, 1997 at the Company's headquarters in Eden Prairie, Minnesota. With shareholders voting 96% of the outstanding shares, actions passed to re-elect the Board of Directors, ratify the appointment of Arthur Andersen LLP as the Company's independent public auditors, and approve the 1997 Stock Option Plan.

         FORWARD LOOKING STATEMENTS. In this report the Company makes forward looking statements which reflect management's current expectations or beliefs. We caution our shareholders and other readers of this report that actual future results could differ materially from those in the forward looking statements depending upon many factors, some beyond our control, including factors related to Company competitive performance, industry conditions and international economic trends.

ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MTS SYSTEMS CORPORATION



                                             /s/ D.M. Sullivan
                                         -------------------------------------
                                         D.M. Sullivan
                                         Chairman, President and
                                         Chief Executive Officer



                                            /s/ M.L. Carpenter
                                         -------------------------------------
                                         M.L. Carpenter
                                         Vice President
                                         Chief Financial Officer


Dated:  February 13, 1997