Form 10-Q
period 1997-03-31
MTS SYSTEMS CORP
filed 1997-05-15
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                    For quarterly period ended March 31, 1997

                          Commission File Number 0-2382

                            -----------------------


                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


          MINNESOTA                     612-937-4000             41-0908057
(State or other jurisdiction of    (Telephone number of       (I.R.S. Employer
incorporation or organization)     registrant including      Identification No.)
                                        area code)

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

           Common Stock, $.25 par value; 9,078,540 shares outstanding.




                          PART I. FINANCIAL INFORMATION


                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996

                                                    March 31      September 30
                                                      1997             1996
ASSETS                                              UNAUDITED        AUDITED

                                                     (expressed in $ 000's)
  Cash and cash equivalents                        $  12,931       $  19,231
  Accounts receivable                                 70,549          53,717
  Unbilled contracts and retainage receivable         16,196          16,418
  Inventories-
    Customer jobs-in-process                          11,447          12,832
    Components, assemblies and parts                  35,441          23,444
  Prepaid expenses                                     3,789           4,740
                                                   ---------       ---------

    Total current assets                             150,353         130,382
                                                   ---------       ---------

  Land                                                 3,448           3,459
  Buildings and improvements                          36,695          38,644
  Machinery and equipment                             62,512          59,060
  Accumulated depreciation                           (55,070)        (53,073)
                                                   ---------       ---------

    Total property and equipment                      47,585          48,090
                                                   ---------       ---------

  Other assets                                        13,608           8,924
                                                   ---------       ---------

                                                   $ 211,546       $ 187,396
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                           $  20,788       $      56
  Current maturities of long-term debt                 2,701           3,030
  Accounts payable                                    12,701          11,604
  Accrued compensation and benefits                   20,080          23,664
  Advance billings to customers                       15,961          13,807
  Other accrued liabilities                           15,703           9,835
  Accrued income taxes                                (2,603)         (1,162)
                                                   ---------       ---------

    Total current liabilities                         85,331          60,834

  Deferred income taxes                                4,758           4,998
  Long-term debt, less current maturities              7,656           8,750
                                                   ---------       ---------

  Common stock, $.25 par; 32,000,000 shares
    authorized: 9,078,540 and 9,173,518
    shares issued and outstanding                      2,270           2,293
  Additional paid-in capital                              41            --
  Retained earnings                                  107,875         106,485
  Cumulative translation adjustment                    3,615           4,036
                                                   ---------       ---------

      Total shareholders' investment                 113,801         112,814
                                                   ---------       ---------

                                                   $ 211,546       $ 187,396
                                                   =========       =========




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                   FOR THE 3 MONTHS ENDED
                                                        MARCH 31
                                                   1997            1996
                                                ---------       ---------
                                                (expressed in 000's except
                                                  for per share amounts)

NET REVENUES                                    $  73,880       $  67,082
COST OF REVENUES                                   43,521          39,016
                                                ---------       ---------

  Gross profit                                     30,359          28,066

OPERATING EXPENSES:
  Selling                                          11,899          11,656
  General and administrative                        5,353           4,357
  Research and development                          4,380           4,676
  Interest expense                                    447             447
  Interest income                                     (13)            (40)
  Other (income) and expense, net                   1,233           1,607
                                                ---------       ---------

    Total operating expense                        23,299          22,703
                                                ---------       ---------


INCOME BEFORE INCOME TAXES                          7,060           5,363
PROVISION FOR INCOME TAXES                          2,418           1,731
                                                ---------       ---------

NET INCOME                                      $   4,642       $   3,632
                                                =========       =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                         $    0.50       $    0.38


DIVIDENDS PER SHARE                             $    0.10       $    0.08


BACKLOG                                         $ 132,689       $ 127,684


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          9,376           9,534




                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                  FOR THE 6 MONTHS ENDED
                                                         March 31
                                                  1997             1996
                                                ---------       ---------
                                               (expressed in 000's except
                                                 for per share amounts)

NET REVENUES                                    $ 140,721       $ 123,217
COST OF REVENUES                                   83,270          71,284
                                                ---------       ---------

  Gross profit                                     57,451          51,933

OPERATING EXPENSES:
  Selling                                          24,602          22,990
  General and administrative                        9,876           8,061
  Research and development                          8,765           8,444
  Interest expense                                    770             902
  Interest income                                    (118)            (67)
  Other (income) and expense, net                   1,813           2,670
                                                ---------       ---------

    Total operating expense                        45,708          43,000
                                                ---------       ---------


INCOME BEFORE INCOME TAXES                         11,743           8,933
PROVISION FOR INCOME TAXES                          3,880           2,871
                                                ---------       ---------

NET INCOME                                      $   7,863       $   6,062
                                                =========       =========


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                         $    0.84       $    0.64


DIVIDENDS PER SHARE                             $    0.20       $    0.16


BACKLOG                                         $ 132,687       $ 127,684


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          9,392           9,495



                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                FOR THE 6 MONTHS ENDED
                                                                                      March 31
                                                                                 1997           1996
                                                                               --------       --------
                                                                                (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                                   $  7,863       $  6,062
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                               4,188          3,678
      Deferred income taxes                                                        --             --

  Changes in operating assets and liabilities that provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                                                  (20,580)        14,190
    Inventories                                                                 (12,437)        (1,449)
    Prepaid expenses                                                                613           (728)
    Accrued income taxes                                                           (792)        (1,121)
    Advance billings to customers                                                 3,122         (2,371)
    Other, net                                                                    5,766           (578)
                                                                               --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       (12,257)        17,683
                                                                               --------       --------

INVESTING ACTIVITIES
    Property and equipment, net                                                  (4,769)        (2,986)
    Purchase of Bregenhorn-Butow & Co., net of cash acquired                     (6,174)          --
    Other assets                                                                  1,408            (28)
                                                                               --------       --------

NET CASH (USED) IN INVESTING ACTIVITIES                                          (9,535)        (3,014)
                                                                               --------       --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                                   21,314        (10,332)
    Proceeds from issuance of long-term debt                                       --             --
    Payments on long-term borrowings                                               (295)          (285)
    Cash dividends                                                               (1,828)        (1,501)
    Proceeds from employee stock option
      and stock purchase plans                                                    1,341          2,039
    Payments to purchase and retire common stock                                 (4,325)          (758)
                                                                               --------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              16,207        (10,837)
                                                                               --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (715)            18
                                                                               --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (6,300)         3,850

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 19,231          8,736
                                                                               --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 12,931       $ 12,586
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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at March 31, 1997 are expected to be invoiced in 1997.

         EARNINGS PER SHARE. During March, 1997 the Financial Accounting Standards Board released its Statement of Financial Accounting Standards No. 128 (SFAS 128), entitled "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on previously reported earnings per share.

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



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the second quarter of fiscal 1997, ended March 31, 1997, were very strong at $81 million compared to $87 million one year ago. In 1996 the Company received a $23 million order from an agency of the Japanese goverment for earthquake research. Orders for the second quarter of 1997 were within 7% of the 1996 total while none of the second quarter 1997 orders exceeded $10 million. Order activity in the Mechanical Testing and Simulation (MT&S) sector was 14% behind the prior year due to the large earthquake order in last years order total. Order activity in the Measurement and Automation (M&A) sector increased 37% from the same quarter in fiscal 1996. The increase reflects both the BB& Co. acquisition and growth in the Company's motor and sensors businesses. Customers in Europe have responded favorably to the BB & Co. acquisition evidenced by 36% of MAG orders coming from international customers compared to 22% in 1996.

         New orders for the six months ended March 31, 1997 were $150 million compared to $152 million for the same period one year ago. Orders for 1997 were net of a $6 million reduction in backlog due to the weakening of the Japanese and European currencies. Orders in the Mechanical Testing and Simulation sector decreased 8% because of currency adjustments, referred to above, and the effect of the very large earthquake research order received in 1996. The Measurement and Automation sector increased 35% over the orders reported for the same period one year ago due to the acquisition of BB& Co. and growth in existing product lines. International orders were 49% of the 1997 year-to-date orders compared to 51% for 1996. Backlog of undelivered orders at March 31, 1997 was a record $133 million compared to $128 million at March 31, 1996 and $120 million at September 30, 1996.


Results of Operations

SECOND QUARTER

         Revenues for the second quarter were $74 million, a 10% increase from the same quarter one year ago. International content of revenue was 50% for second quarter 1997 and 53% for the quarter ended March 31, 1996. Revenues increased 6% and 28% for the MT&S and M&A sectors, respectively. The BB& Co. acquisition accounts for much of the M&A sector's increase.

         Income before income taxes increased 32% to $7.1 million compared to $5.4 million for the second quarter ended a year ago. The increase in pretax earnings results primarily from increased revenue volume. Consolidated gross margin percents were 41.1% and 41.8% for the quarters ended March 31, 1997 and 1996, respectively. While the quarter showed a slight decline in margin as a percent of revenue, the 1997 gross margin percent was expected, and the decline from the prior year was due to a change in the mix of products sold. The quarters's margin percent for 1997 is 5% higher than the gross margin reported for the quarter ended during 1995. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that gross margins percents will continue in the range recorded for the quarters ended in 1997 and 1996.

         The gross margin increase was offset slightly by an increase in operating expenses of less than 3%. Selling and administrative expenses increased as a result of the Company's recent acquisition while development and "Other" expense decreased. The decrease in "Other" expense results primarily from the impact of translating international subsidiary account balances and favorable settlement of specific transactions denominated in foreign currencies.

         Net income for the quarter increased 28% to $4.6 million compared to $3.6 million for the same quarter one year ago. The effective tax rate for the quarter ended March 31, 1997 was 34% compared to 32% for the quarter ended in March, 1996. The current quarter's provision for income taxes reflects the geographic sourcing of international income that is taxed at higher rates than the U.S. statuatory rate.

SIX MONTHS

         Revenues for the six months ended in March, 1997 were $141 million, a 14% increase over the same period a year ago. The MT&S sector reflects a 11% increase over 1996 revenues, and the M&A sector increased 29% over 1996. International revenues were 49% of total revenues as compared to 51% for the six month periods ended in March, 1997 and 1996, respectively. Weakening of Japanese and European currencies against the U.S. dollar reduced translated revenues for the six months by $3.4 million.

         Income before income taxes for the first six months of 1997 increased 31% to $11.7 million from $8.9 million reported in 1996. Gross margin increased from 1996 to 1997 due to increased revenue volume in both the MT&S and M&A sectors. Gross margins as a percent of sales were 41% in 1997 compared to 42% in 1996. The decline in margin percentage is discussed, above.

         Increases in gross margin were offset, in part, by increased operating expenses for development, selling, general and administrative areas. The BB & Co. acquisition represents much of the increase in selling, administrative and development expense as the Company continues to invest in expansion of the international presence of the M&A sector's product lines. "Other" expense decreased from the impact of translating international subsidiary account balances and the favorable settlement of specific transactions denominated in foreign currencies. Total operating expenses as a percent of revenues were 32% compared to 35% for the six months ended in March, 1997 and 1996, respectively.

         Net income for the first six months of 1997 was $7.9 million compared to $6.1 million reported one year ago, a 30% increase. The effective income tax rates were 33% and 32% for the six months ended in 1997 and 1996, respectively. As discussed above, the current year's provision for income taxes reflects higher statuatory tax rates in the geographic areas where taxable income is concentrated.


Financial Condition and Liquidity

         The ratio of current assets to current liabilities at March 31, 1997 was 1.8 compared to 2.1 at September 30, 1996. Cash and cash equivalents decreased 33% to $12.9 million at March 31, 1997 compared to $19.2 million at September 30, 1996. The Company's borrowing under its $60 million lines of credit was $21 million at March 31, 1997 compared to $.6 million at September 30, 1996. The increase in borrowing results from the acquisition of BB & Co., common stock repurchase activity and working capital needs.

         Capital expenditures, net of retirements for the six months totalled $4.8 million. The Company's total debt to equity ratio increased to 27% at March 31, 1997 from 11% at September 30, 1996 evidencing increased borrowing on short-term notes. As discussed above, the recent acquisition, stock repurchase activity and working capital needs resulted in temporary borrowing. The Company's increasing profitability and conversion of receivables is expected to reduce the short-term debt in future quarters.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.


PART II-------OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company's Annual Meeting of Shareholders was held January 28, 1997.

         (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                              Votes For         Votes Against

                  E. Thomas Binger            8,788,736           41,898
                  Charles A. Brickman         8,799,670           30,964
                  Bobby I. Griffin            8,799,670           30,964
                  Russell A. Gullotti         8,799,498           31,064
                  Thomas E. Holloran          8,798,898           31,664
                  Thomas E. Stelson           8,798,298           32,264
                  Donald M. Sullivan          8,799,668           30,966
                  Linda Hall Whitman          8,798,340           32,294

                  No voters abstained or were broker/bank non-votes for any of the directors.

         (c) Shareholders approved adoption of the MTS Systems Corporation 1997 Stock Option Plan with 6,599,532 votes for; 1,602,515 votes against; 20,785 abstained; and 608,436 non-votes by broker/banks.

         (d) Arthur Andersen & Co. was ratified as the Company's independent auditor by 8,801,825 votes for; 4,132 votes against; 24,572 votes abstained; and zero non-votes by broker/banks.


ITEM 5.  Other Information.

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

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MTS SYSTEMS CORPORATION



                                         /s/ D.M. Sullivan
                                         ----------------------------------
                                         D.M. Sullivan
                                         Chairman, President and
                                         Chief Executive Officer



                                         /s/ M.L. Carpenter
                                         ----------------------------------
                                         M.L. Carpenter
                                         Vice President
                                         Chief Financial Officer


Dated:  May 15, 1997