Form 10-Q
period 1997-06-30
MTS SYSTEMS CORP
filed 1997-08-12
CIK 68709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     or the Securities Exchange Act of 1934


                    For quarterly period ended June 30, 1997

                          Commission File Number 0-2382




                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


MINNESOTA                               612-937-4000             41-0908057
(State or other jurisdiction of    (Telephone number of       (I.R.S.Employer
incorporation or organization)          registrant           Identification No.)
                                   including area code)

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

          Common Stock, $.25 par value; 9,067,049 shares outstanding.

                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                                      June 30      September 30
                                                       1997               1996
ASSETS                                               UNAUDITED          AUDITED

                                                    (expressed in $ 000's)
  Cash and cash equivalents                         $  14,015         $  19,231
  Accounts receivable                                  62,498            53,717
  Unbilled contracts and retainage receivable          20,167            16,418
  Inventories-
    Customer jobs-in-process                            9,683             7,535
    Components, assemblies and parts                   36,428            28,741
  Prepaid expenses                                      4,088             4,740
                                                    ---------         ---------

    Total current assets                              146,879           130,382
                                                    ---------         ---------

  Land                                                  2,453             3,459
  Buildings and improvements                           36,404            38,644
  Machinery and equipment                              64,106            59,060
  Accumulated depreciation                            (56,696)          (53,073)
                                                    ---------         ---------

    Total property and equipment                       46,267            48,090
                                                    ---------         ---------

  Other assets                                         13,229             8,924
                                                    ---------         ---------

                                                    $ 206,375         $ 187,396
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                            $  10,296         $      56
  Current maturities of long-term debt                    520             3,030
  Accounts payable                                     12,860            11,604
  Accrued compensation and benefits                    21,972            23,664
  Advance billings to customers                        16,997            13,807
  Other accrued liabilities                            12,945             9,835
  Accrued income taxes                                    411            (1,162)
                                                    ---------         ---------

    Total current liabilities                          76,001            60,834

  Deferred income taxes                                 4,684             4,998
  Long-term debt, less current maturities               7,283             8,750
                                                    ---------         ---------

  Common stock, $.25 par; 32,000,000 shares
    authorized: 9,067,049 and 9,173,518
    shares issued and outstanding                       2,267             2,293
  Additional paid-in capital                              196              --
  Retained earnings                                   113,821           106,485
  Cumulative translation adjustment                     2,123             4,036
                                                    ---------         ---------

      Total shareholders' investment                  118,407           112,814
                                                    ---------         ---------

                                                    $ 206,375         $ 187,396
                                                    =========         =========

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                        FOR THE 3 MONTHS ENDED
                                                               JUNE 30
                                                        1997            1996
                                                      ---------      ---------
                                                      (expressed in 000's except
                                                      for per share amounts)

NET REVENUES                                          $  74,153      $  60,630
COST OF REVENUES                                         44,672         36,256
                                                      ---------      ---------

  Gross profit                                           29,481         24,374


OPERATING EXPENSES:
  Selling                                                13,305         11,666
  General and administrative                              5,114          4,109
  Research and development                                4,025          4,482
  Interest expense                                          509            135
  Interest income                                          (176)          (104)
  Other (income) and expense, net (including gain
            on land sale of $4.3 million in 1997)        (4,243)          (200)
                                                      ---------      ---------

    Total operating expense                              18,534         20,088
                                                      ---------      ---------


INCOME BEFORE INCOME TAXES                               10,947          4,286
PROVISION FOR INCOME TAXES                                4,206          1,372
                                                      ---------      ---------

NET INCOME                                            $   6,741      $   2,914
                                                      =========      =========



EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                               $    0.71      $    0.30


DIVIDENDS PER SHARE                                   $    0.10      $    0.08


BACKLOG                                               $ 136,472      $ 126,053


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                9,520          9,703

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                         FOR THE 9 MONTHS ENDED
                                                               June 30
                                                        1997            1996
                                                      ---------      ---------
                                                      (expressed in 000's except
                                                      for per share amounts)

NET REVENUES                                          $ 214,874      $ 183,847
COST OF REVENUES                                        127,942        107,539
                                                      ---------      ---------

  Gross profit                                           86,932         76,308

OPERATING EXPENSES:
  Selling                                                37,907         34,658
  General and administrative                             14,990         12,170
  Research and development                               12,790         12,926
  Interest expense                                        1,279          1,037
  Interest income                                          (294)          (171)
  Other (income) and expense, net (including gain
            on land sale of $4.3 million in 1997)        (2,430)         2,469
                                                      ---------      ---------

    Total operating expense                              64,242         63,089
                                                      ---------      ---------


INCOME BEFORE INCOME TAXES                               22,690         13,219
PROVISION FOR INCOME TAXES                                8,086          4,243
                                                      ---------      ---------

NET INCOME                                            $  14,604      $   8,976
                                                      =========      =========



EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                               $    1.55      $    0.94


DIVIDENDS PER SHARE                                   $    0.30      $    0.24


BACKLOG                                               $ 136,472      $ 126,053


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                9,435          9,564

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                              FOR THE 9 MONTHS ENDED
                                                                                     June 30
                                                                                1997           1996
                                                                              --------      --------
                                                                              (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                                  $ 14,604      $  8,976
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                              6,285         5,536
      Deferred income taxes                                                       --            --

  Changes in operating assets and liabilities that provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                                                 (13,391)       21,014
    Inventories                                                                 (9,359)       (6,403)
    Prepaid expenses                                                               595        (1,735)
    Accrued income taxes                                                           871        (2,018)
    Advance billings to customers                                                3,805         4,077
    Other, net                                                                   3,351           357
                                                                              --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,761        29,804
                                                                              ========      ========

INVESTING ACTIVITIES
    Property and equipment, net                                                 (4,949)       (4,819)
    Purchase of Bregenhorn-Butow & Co., net of cash acquired                    (5,980)         --
    Other assets                                                                  (211)         (105)
                                                                              ========      ========

NET CASH (USED) IN INVESTING ACTIVITIES                                        (11,140)       (4,924)
                                                                              --------      --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                                   9,679       (10,329)
    Proceeds from issuance of long-term debt                                      --            --
    Payments on long-term borrowings                                            (2,497)         (396)
    Cash dividends                                                              (2,733)       (2,255)
    Proceeds from employee stock option
      and stock purchase plans                                                   2,922         3,387
    Payments to purchase and retire common stock                                (7,205)       (3,495)
                                                                              --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                166       (13,088)
                                                                              ========      ========

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,003)           42
                                                                              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       (5,216)       11,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                19,231         8,736
                                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 14,015      $ 20,570
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

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at June 30, 1997 are expected to be invoiced within the next 12 months.

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

         BB & Co. was a privately owned supplier of low power, electronic servo motors and drives to the European manufacturing market with annual revenues of approximately $8 million. The Company expects BB & Co. to contribute positively to fiscal 1997 earnings. After the acquisition Bregenhorn-Butow was renamed and now conducts business as Custom Servo Motors Antriebstechnik GmbH & Co. KG (CSM-Europe).

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

         New orders for the third quarter of fiscal 1997, ended June 30, 1997, were $78 million, a 32% increase over the comparable quarter in fiscal 1996. Order activity in the Mechanical Testing and Simulation (MT&S) sector increased 35% over the prior year. MT&S orders were strongest in North America and in Asia Pacific locations. Material Testing orders were particularly strong as recent product introductions gained customer acceptance. Order activity in the Measurement and Automation (M&A) sector increased 13% over the prior year. The increase is due to the growth in the motor-amplifier business, primarily from the acquisition of CSM-Europe.

         New orders for the nine months ended June 30, 1997 were $228 million compared to $211 million for the same period one year ago, an 8% increase. In 1996 new orders included the largest single order in the Company's history--a $23 million order from an agency of the Japanese government for earthquake research. In 1997 orders in both sectors increased over activity reported for the previous year. Orders in the Mechanical Testing and Simulation sector have increased 4% while the Measurement and Automation sector increased 27% over the activity reported for the same period one year ago. International orders were 44% of the 1997 year-to-date orders compared to 49% for 1996. Backlog of undelivered orders at June 30, 1997 was a record $136 million compared to $126 million at June 30, 1996 and $120 million at September 30, 1996.


Results of Operations
                                  THIRD QUARTER
         Revenues for the third quarter were $74 million a 22% increase from the same quarter one year ago. International content of revenue was 54% and 46% for the quarters ended June 30, 1997 and 1996, respectively. Revenues increased in both sectors (19% for MT&S and 35% for MAG) over levels reported in 1996. The CSM-Europe acquisition accounts for much of the M&A sector's increase.

         Income before income taxes increased 155% to $10.9 million compared to $4.3 million for the third quarter ended a year ago. The increase in pretax earnings results from gross manufacturing margin percents similar to those of the previous year leveraged on increased revenue volume and a $4.3 million gain on the sale of land adjacent to the Company's Minneapolis headquarters site. Consolidated gross margin percents were 40% for the periods ended June 30, 1997 and 1996, respectively. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that gross margins achieved in this quarter will continue.

         The gross margin increase was partially offset by increased operating expenses in selling and administrative areas. Much of the increase results from selling and administrative expenses of the Company's recent acquisition which is incremental when compared to 1996 operating expenses. Interest expense increased as a result of changes in the Company's short-term debt and cash position. "Other" (income), expense decreased reflecting the gain on the sale of land, discussed above.

         Net income for the quarter increased 131% (41% exclusive of the land sale gain, net of tax) to $6.7 million compared to $2.9 million for the same quarter one year ago. The effective tax rate for the quarter ended June 30, 1997 was 37% compared to 32% for the quarter ended in June 1996. The current quarter's provision for income taxes reflects increased income from international locations where income tax rates are higher than the United States tax rate, and the impact that reduced tax incentives (Research and Development Tax Credit and Foreign Sales Corporation dividend income) will have on U. S. income as that income increases.

                                   NINE MONTHS
         Revenues for the nine months ended in June 1997 were $215 million, a 17% increase over the same period a year ago. The MT&S sector produced a 14% increase over 1996 revenues, and the M&A sector increased 31% over 1996. International revenues were 53% of total revenues compared to 50% for the nine month periods ended in June, 1997 and 1996, respectively. The acquisition of CSM-Europe contributed 17% of the increase in the M&A sector's revenues and 6% of the increase in international revenues.

         Income before income taxes for the first nine months of 1997, increased to $14.6 million ($10.3 million excluding the land transaction, discussed above) from $9.0 reported in 1996. Gross margin percents were 40% in 1997 compared to 41% in 1996. However, the increased revenue volume at 40% gross margin resulted in increased gross margin dollars of $87 million in 1997 compared to $76 million in 1996.

         Operating expenses for selling, general and administrative areas increased 10% between 1996 and 1997. The CSM-Europe acquisition is responsible for much of this increase. As a percent of revenue, development, selling and administrative expenses are 30% in 1997 compared to 32% in 1996. "Other" (income), expense in 1997 includes the $4.3 million gain from the sale of land.

         Net income for the first nine months of 1997 was $14.6 million ($12 million, excluding the land sale) compared to $9.0 million reported one year ago, a 62% increase. The effective income tax rates were 34% and 32% for the nine months ended in 1997 and 1996, respectively. The current year-to-date provision for income taxes approximates the Company's expected annual effective tax rate. As discussed above, the income tax rate has increased from foreign-sourced income that is taxed at rates higher than those in the U.S. and the declining impact of U.S. income tax incentives as U.S.-sourced income increases.


Financial Condition and Liquidity

         The ratio of current assets to current liabilities at June 30, 1997 was
1.9 compared to 2.1 at September 30, 1996. Cash and cash equivalents decreased 27% to $14 million at June 30, 1997 compared to $19 million at September 30, 1996. The Company's borrowing under its $60 million lines of credit was $10 million at June 30, 1997 compared to $.6 million at September 30, 1996. The increase in borrowing results from the acquisition of CSM-Europe, common stock repurchase activity and working capital needs.

         Capital expenditures, net of retirements for the nine months totaled $4.9 million. The Company's total debt to equity ratio increased to 15% at June 30, 1997 from 11% at September 30, 1996, evidencing increased borrowing on short-term notes. As discussed above, the recent acquisition, stock repurchase activity, and working capital needs resulted in temporary borrowing. The Company's increasing profitability and conversion of receivables is expected to reduce the short-term debt in the future.

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

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MTS SYSTEMS CORPORATION



                                                     /s/ D.M. Sullivan
                                                     ---------------------------
                                                     D.M. Sullivan
                                                     Chairman, President and
                                                     Chief Executive Officer



                                                     /s/ M.L. Carpenter
                                                     ---------------------------
                                                     M.L. Carpenter
                                                     Vice President
                                                     Chief Financial Officer


Dated:  August 12, 1997