Form 10-K
period 1997-09-30
MTS SYSTEMS CORP
filed 1997-12-19
CIK 68709

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                              --------------------
                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)


For The Fiscal Year Ended September 30, 1997       Commission File Number 0-2382

                              --------------------

                            MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

         MINNESOTA                      612-937-4000              41-0908057
(State or other jurisdiction  (Telephone number of registrant  (I.R.S. Employer
    of incorporation or            including area code)      Identification No.)
       organization)

     14000 TECHNOLOGY DRIVE, EDEN PRAIRIE, MINNESOTA        55344-9763
         (Address of principle executive offices)           (Zip Code)

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

                                 _X_ Yes ___ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of December 1, 1997, 9,147,204 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock (based upon the average of the high and low prices) held by non-affiliates was $308,717,790.

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended September 30, 1997 - Parts I, II and IV.

Proxy Statement for Annual Meeting of Shareholders, statement dated prior to January 27, 1998 - Part III.

                             MTS SYSTEMS CORPORATION

                            ANNUAL REPORT PURSUANT TO

                           SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1. BUSINESS

MTS Systems Corporation (hereafter called "MTS" or "the Company" or "the Registrant") is a technology-based company providing engineering services, equipment, and software for applications in research, product development, quality control and production.

MTS bases its business on a set of building-block technologies and business processes. Technologies include sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor the test or automation system to the customer's needs and to analyze results. Business processes include project and product styles of operations on a worldwide basis. In combination, they offer solutions to customers in a variety of markets.

In the Mechanical Testing and Simulation sector, customers use the Company's products and services in research, product development and quality control to determine the mechanical properties and performance of materials, products and civil structures. Many of the Company's products and services support the customers' mechanical design automation processes. In the Factory Automation sector, customers use the Company's measurement and control instrumentation to automate production processes.

CUSTOMERS AND PRODUCTS BY BUSINESS SECTOR

The Company's operations are organized into two business sectors: 1) Mechanical Testing and Simulation (MT&S), and 2) Factory Automation (FA). The operational alignment of the sectors allows the Company to maintain a strategic focus on markets with different applications of the Company's technologies and with different competitors.

Mechanical testing and simulation sector: Customers in this sector use MTS's systems and software for research, product development and quality control in the design and manufacture of materials, products and structures. Customer industries in this sector include:

AIRCRAFT AND AEROSPACE VEHICLE MANUFACTURERS AND THEIR SUPPLIERS: These customers use the Company's systems and software for full scale structural tests on complete vehicles and principal subsystems such as landing gear.

In the aircraft industry, the Company's customers include manufacturers of commercial, military and general aviation planes and their suppliers, such as engine manufacturers.

The space vehicle industry utilizes the Company's systems and software for such applications as solid fuel development and heat shield studies.

Both aircraft and space vehicle manufacturers and their suppliers use the Company's systems and software to perform research on new materials and to control quality in the manufacturing of materials.

CIVIL ENGINEERING: This market is comprised of university and government laboratories, and construction and mineral/petroleum production companies.

Systems sold in this market include seismic (earthquake) simulators, civil construction component (e.g., beam) testing systems, pavement material testing systems, and specialized systems for rock and soil studies in construction and mineral/petroleum production.

CONSUMER AND BIOMECHANICAL PRODUCTS/MATERIAL PRODUCERS: These use the Company's electromechanical and servohydraulic material testing systems in research, product development and are used extensively for quality control during production.

Typical consumer products are made of textiles, paper products and plastic films of many types. Biomechanical products include implants, prostheses and other medical and dental devices and materials. Material producers include metal, ceramic, composite, paper and plastic manufacturers.

GROUND VEHICLE INDUSTRY: This market consists of automobile, truck and off-road vehicle manufacturers and their suppliers. This market is the largest within the MT&S sector.

Applications of the Company's systems and software include the design and production testing of engines and drivetrains, suspension and steering components, body and chassis, tires and wheels, and fuel storage and exhaust components. Vehicle manufacturers strive to improve performance, durability and safety, accelerate design development work and decrease the cost to manufacture their products and components.

ADVANCED SYSTEMS: The Company also offers highly customized systems for simulation and testing through its Advanced Engineering Solutions Division
(AESD). These systems frequently embody technology which is new to the application. Customers of AESD come from all industries served by the MT&S sector - aerospace and advanced materials, civil engineering, and ground vehicles - as well as customers from other industries interested in the development of new manufacturing technologies and systems such as welding and material processing.

MT&S sector accounted for 79% of revenue in 1997, 82% of revenue in 1996 and 81% of revenue in 1995. It represents the oldest and is the principal market for the Company's technology. This sector is responsible for the Company's traditional corporate image: " a leading supplier of test equipment to laboratories."

Factory Automation Sector: FA customers use MTS products in discrete part manufacturing and chemical process industries. Products in this sector include:

DISPLACEMENT POSITION AND LIQUID-LEVEL SENSORS BASED ON MAGNETOSTRICTIVE TECHNOLOGY. Displacement sensors accurately measure position up to 50 feet. They are used in discrete (piece part) manufacturing where accurate positioning is critical. Major applications include injection molding and die casting machines, printing and packaging machines and presses of all types.

Liquid level sensors accurately measure levels of liquids in tanks or vessels. These sensors are sold in three markets: the underground storage tank (UST) market, the production support tank (PST) market, and the large, above-ground inventory storage tank (AST) market.

The UST market consists primarily of retail gas stations. It is served by original equipment manufacturers who purchase MTS sensing probes and incorporate them with their proprietary electronic unit to monitor fuel inventory and detect leaks.

The PST market includes a wide variety of applications in the chemical, pharmaceutical and food and beverage industries. This market generally requires sensors less than 25 feet in length.

The AST market of above ground liquid storage tanks and tank farms in the petroleum refining industry is the newest application for these sensors. This market requires sensors up to 100 feet in length. MTS also sells controlling and indicating instruments to this market for use on installations of up to several hundred tanks.

SERVO MOTORS AND CONTROLLERS: Customers use high-performance brushless servo motors and amplifiers for challenging factory automation applications in a wide range of industries, including machine tools, fabrication and packaging. Specialized plug-in amplifiers are used in light duty applications such as the semiconductor and textile industries. The Company's controllers are used for precise control of a wide variety of applications ranging from simple applications requiring only one axis of control to high-speed, complex operations requiring up to 28 axes of control. These combined product lines address the need for high performance systems and are used primarily by original equipment manufacturers and large end users.

The FA sector accounted for 21% of revenue in 1997, 18% of revenue in 1996, and 19% of revenue in 1995.

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

Certain proprietary products, such as sensors, process controls, motors, actuators and process software and firmware are sold as products to end users and to other companies for incorporation into their systems, machines or processes. All products and most systems are sold on fixed-price contracts. Complex systems and applied research in the MT&S sector are in some cases undertaken on "cost-plus-fixed-fee" contract basis.

1997 PRODUCT DEVELOPMENT HIGHLIGHTS
The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 1997 include:

Mechanical Testing and Simulation Sector
----------------------------------------
* The Company introduced the SWIFT(TM) spinning wheel integrated force transducer. Automotive engineers can use the same SWIFT transducer to measure both the forces a test vehicle experiences on the roadway and on an MTS Model 329 Road Simulator, resulting in high data correlation and playback accuracy, and more efficient test preparation and monitoring.

* The Company introduced the MTS Motorcycle Simulator, a multi-axial road simulator for fatigue and durability testing of motorcycles.

* The Company introduced the MTS Engineering Office(TM) NVH software which runs on the Microsoft Windows NT(TM) platform. This software is designed for use in automotive testing and development. Using NVH software, tests run on various MTS systems can be analyzed to determine the causes of noise, vibration, and harshness on vehicles, components and prototypes.

* The Company introduced the TestWatch remote monitoring software for material testing. This software provides a convenient way for customers to monitor the status of their tests remotely via modem using Internet browser technology.

Factory Automation Sector
-------------------------
* The Company introduced software modularity to its Temposonics(R) III linear displacement sensors. The Company expects the software modularity will broaden the applications for its sensors since they will be compatible with a wider number of industrial control architectures.

* The Company introduced a line of high performance, configurable amplifiers that offers machine tool users efficient X-Y-Z axis control. The modular drive features a common power supply reducing AC wiring to a single connection.

CHARACTERISTICS OF SALES
The Company's systems and products are sold and delivered throughout the world and its customer orders cover a broad spectrum of industries, government agencies, institutions, applications and geographic locations. As such, MTS is not dependent upon any single customer for its business.

MT&S systems range in price from less than $20,000 to over $20 million. Large, individual, fixed-price orders, generally considered to be over $10 million, although important to the Company's image and technical advancement, can produce volatility in both backlog and quarterly operating results. The majority of the orders received in any one year are based on fixed-price quotations and some require extensive technical communication with potential customers prior to receipt of an order. The current typical delivery time for a system ranges from one to twelve months, depending upon the complexity of the system and the availability of components in the Company's or suppliers' inventories. Larger system contracts can run as long as three years and cost-plus-fixed-fee contracts have run longer.

FA products are sold in quantity at unit prices ranging from $500 to $10,000. Delivery varies from several days to several months.

Approximately 47% of revenue in fiscal 1997, 49% of revenue in fiscal 1996, and 54% of revenue in 1995 was from domestic customers. The balance of the revenue, some of which was sold in currencies other than the U.S. dollar, was to customers located outside the United States--mainly in Europe, Asia-Pacific, Latin America and Canada. The Company's foreign operations and foreign revenues may be affected by local political conditions, export licensing problems and/or currency restrictions.

Sales Channels: MTS markets its products using a number of sales channels. The Company sells its MT&S equipment through an employee sales network, independent sales representatives and a direct mail (catalog) operation. Sales personnel are generally graduate engineers or highly skilled technicians and are specially trained to sell MTS products and services. Employee salespersons are compensated with salary and sales incentives, and independent representatives are paid a commission.

A list of major domestic and international offices for the Company's MT&S sector follows:

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

International offices:

       Beijing and other cities,                     Paris, France
          Peoples Republic of China
       Berlin and other cities,                      Seoul, South Korea
          Germany                                    Torino, Italy
       Gothenburg, Sweden                            Stroud, United Kingdom
       Hong Kong                                     Nagoya and Tokyo, Japan
       Singapore

In addition, MTS works with sales and service representative organizations in nearly all industrialized countries of the world and in the developing countries of Latin America, Asia, Africa and the Middle East.

The Company offers a mail-order catalog of material testing components, accessories and products. The catalog includes products of complementary vendors and aims to reach a broad range of customers involved in mechanical testing and simulation.

The FA sector sells its products through sales channels separate from the MT&S sector. A network of employees, direct sales, external domestic distributors, representatives and system houses market the products of these divisions. International revenue currently accounts for 40% of this sector's volume. Efforts continue to expand sales channels in international markets.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Geographic Segment Information on pages 18 and 29 of the Company's 1997 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 1997, 1996, and 1995 included sales to Asia-Pacific, Europe and other regions that may require the Company to obtain export permission from the U.S. government. The Company does not undertake manufacturing on custom systems or projects until it is assured that permission will be granted. However, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, the U.S. government still maintains multilateral controls in agreement with allies and unilateral controls based on U.S. initiatives and foreign policy that may cause delays for certain shipments or the rejection of orders by the Company.

BACKLOG
The Company's backlog, which it defines as firm orders remaining unfilled, totaled $175.8 million at September 30, 1997, $120.5 million at September 30, 1996, and $98.8 million at September 30, 1995. The Company believes that approximately $150 million of the backlog at September 30, 1997 will become revenue during fiscal 1998. Delays may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site. Any such delay can affect the period when backlog is recognized as revenue.

COMPETITION
In the MT&S sector, customers may choose to buy equipment from the Company or from competitors, principally: Instron (U.S.-based), Instron Schenck Testing Systems (U.S.-German joint venture) Interlachen (U.S.), SATEC (U.S.), AVL (Austria), Zwick (Germany), Saganomiya and Shimadzu (Japan). There are also smaller local competitors in most major countries.

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

In the FA sector, the Company competes directly with small to medium-sized specialty suppliers and also with divisions of the large control system companies such as Rockwell, Emerson Electric, Mannesman (Germany) and Fanuc (Japan).

MANUFACTURING AND ENGINEERING

The Company conducted a significant portion of its fiscal 1997 MT&S manufacturing and engineering activities in Minneapolis. Certain engineering, project management, final system assembly and quality testing may be done in Berlin, Germany, and Tokyo, Japan. Electromechanical material testing systems are assembled in the Raleigh, NC, facility and in the Paris, France facility. The Company's MTS-PowerTek subsidiary engineers and assembles dynamometer control systems and provides related services from Detroit.

Manufacturing and engineering activities for the FA sector occur in Raleigh, NC, in New Ulm, MN, in Ludenscheid, Freiburg, and Stralsund, Germany, and at the Company's majority-owned subsidiary in Nagoya, Japan.

PATENTS AND TRADEMARKS
The Company holds a number of patents, patent applications, licenses, trademarks and copyrights which it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark or copyright.

RESEARCH AND DEVELOPMENT
The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $17.5, $17.7, and $13.7 million for fiscal years 1997, 1996, and 1995 respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. The combination of internally sponsored product development and system or application innovation on customer contracts approximates 10% of annual sales volume.

EXECUTIVE OFFICERS OF THE COMPANY
The Corporate Executive Officers of the Registrant on September 30, 1997 were:

Name and Age                   Position                        Officer Since
------------                   --------                        -------------
D. M. Sullivan (62)            Chairman, President and              1976
                               Chief Executive Officer
K. D. Zell (55)                Executive Vice President             1979
W. G. Beduhn (56)              Vice President                       1983
M. L. Carpenter (60)           Vice President                       1973
                               and Chief Financial Officer
M. G. Togneri (60)             Vice President                       1991

Officers serve at the discretion of and are elected annually by the board of directors, and serve until their successors are elected.

EMPLOYEES
MTS employed 1,981 persons as of September 30, 1997, including 397 employees in Europe, 49 in Japan, 13 in China, 5 in Canada, 11 in Korea, 4 in Hong Kong, and 2 in Singapore.

None of the Company's U.S. employees are covered by a collective bargaining agreement, and MTS has experienced no work stoppages at any location.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS
A major portion of products and systems delivered to a customer may consist of equipment purchased from vendors. The relationship which the Company promotes with its vendors is one of close cooperation. The Company is dependent upon certain computing hardware and software devices and certain raw materials which have limited sources. However, the Company has not experienced significant problems in procurement or delivery of any essential materials, parts or components in the last several years.

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

ENVIRONMENTAL MATTERS
Management believes the Company's operations are in compliance with federal, state and local provisions relating to the protection of the environment.

BUSINESS SYSTEMS DEVELOPMENT
The Company undertook the development and deployment of an enterprise-wide financial and business operations software system in 1997. The company expects to complete its first phase of implementation in late 1998, with subsequent phases to follow. This system is expected to improve business processing and to provide software processing capability beyond the end of the century.

ITEM 2.  PROPERTIES

Domestic Facilities:

The Company's corporate headquarters and main MT&S plant, occupying 410,000 square feet, is located on 56 acres of land in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967. Six additions have expanded the plant to its present size. The most recent addition, in 1997, added 43,000 square feet of warehouse space and made available a similar amount of space for assembly and staging of larger projects. Approximately 50% of the Eden Prairie facility is used for manufacturing and assembly while the balance of the facility is used for office space.

Electronic design and component assembly is conducted in a 57,000 square foot facility in Chaska, Minnesota, approximately 10 miles west of the headquarters in Eden Prairie. The building was completed in 1996. MTS has a five year operating lease with provisions to extend, purchase or terminate at the end of the lease period. The terms of the lease agreement do not require capitalization of the asset and the related obligation.

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

MTS Sensors Division is located near the Research Triangle Park in Cary, North Carolina, a suburb of Raleigh. A 40,000 square foot plant constructed in 1988 provides manufacturing and office space. In 1992, 25,000 square feet was added to the plant.

MTD Raleigh is located adjacent to the MTS Sensors Division site in Cary, North Carolina. A 25,000 square foot plant, constructed in 1991, provides manufacturing and office space.

MTS-PowerTek, Inc. occupies 20,000 square feet in Farmington Hills, Michigan, a suburb of Detroit. Plant and office space in two buildings is leased under conventional operating lease terms.

The Company leases space in other U.S. cities for sales and service offices. Neither the space nor the rental obligations is significant.


International Facilities:

MTS Systems GmbH is located in a 80,000 square foot facility in Berlin, Germany. As of September 30, 1997 3,000 square feet has been leased to other companies. The building is situated on land leased by MTS from the city government. The lease expires in 2069.

MTS Systems (France) operates in a leased facility in Paris, France, of approximately 38,000 square feet. Approximately 40% of this space is used for manufacturing with the remainder used as offices. The current lease expires at the end of fiscal 1998.

MTS Sensors Technologie operates in a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities occupy 18,000 square feet at this location.

Custom Servo Motors Antriebstechnik Verwaltungs GmbH operates in three leased facilities in Germany, two in Freiburg, and one in Stralsund. The Freiburg facilities total about 7,500 square feet and the Stralsund location is about 7,000 square feet. Approximately 50% of the Freiburg facilities and 95% of the Stralsund facility are used for assembly with the remainder used as offices.

The Company also leases office and general purpose space for its sales and service subsidiaries in Stroud, United Kingdom; Torino, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; Toronto, Canada; Sao Paulo, Brazil; Gothenburg, Sweden; Beijing and Shanghai, Peoples Republic of China; Singapore; and Hong Kong. No manufacturing is conducted at these locations.

Expansion Opportunities:

As noted above, the Company expanded its Eden Prairie facility by 43,000 square feet in 1997. Also in fiscal 1997 the company sold 50 acres of undeveloped property which was adjacent to its Eden Prairie facility. Room remains at its Eden Prairie location for limited facility expansions. Also, the sites in Cary could be expanded. Other suitable commercial real property is available for purchase or lease in metropolitan areas where the Company is presently located. The Company considers its current facilities adequate to support its operations in 1998.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings were pending or threatened against the Company or its subsidiaries as of September 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended September 30, 1997, for a vote by the shareholders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's stock is traded on The Nasdaq Stock Market's National Market (Nasdaq) under the symbol MTSC. The following table shows the Company's low and high closing sale transactions as reported by Nasdaq. Share prices for 1996 have been restated retroactively for the two-for-one stock split in the form of a 100% stock dividend effective April 1, 1996.

        Quarter Ended                     Low *               High *
        -------------                     -----               ------

        December 31, 1995                $13.875              $17.75

        March 31, 1996                   $14.00               $19.375

        June 30, 1996                    $17.50               $22.50

        September 30, 1996               $18.50               $21.50



        December 31, 1996                $19.25               $21.50

        March 31, 1997                   $19.50               $22.625

        June 30, 1997                    $20.50               $30.50

        September 30, 1997               $28.75               $39.25

        * Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

At December 1, 1997 there were 1,575 holders of record of the Company's $.25 par value common stock. The Company estimates that there are an additional 2,000 shareholders whose stock is held by nominees or broker dealers.

The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 1997, 1996 and 1995, the Company paid dividends totaling $.40, $.32 and $.28 per share, per year, respectively, to holders of its common stock.

Under the terms of the Company's credit agreements, certain covenants require that tangible net worth, as defined, must exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 1997, tangible net worth exceeded the minimum by $14.7 million and the Company had $15.1 million available for repurchases of its common stock. Thus, the Company has flexibility to declare and pay dividends in the future similar to recent dividends.

ITEM 6.  SELECTED FINANCIAL DATA

A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary" on page 17 of the Company's 1997 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 22 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a) Information concerning the Company's directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 27, 1998, and is incorporated herein by reference.

(b) See Item 1. Business, on page 8 for information on the Company's Executive Officers.

(c) The Company has no other significant employees requiring disclosure in this Form 10-K.

(d) There are no family relationships between and among directors or officers.

(e) Business experience of Directors may be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 27, 1998, and is incorporated herein by reference. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:

         Officer                           Business Experience
         -------                           -------------------

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
                                  Hydro-Mechanical Products from 1978 to
                                  1979.

         Officer                           Business Experience
         -------                           -------------------

         W. G. Beduhn             Vice President of Advanced Engineering
                                  Solutions Division since 1991. Vice
                                  President of Technology Development
                                  from 1983 to 1991. Division
                                  manager of various marketing and
                                  operating divisions from 1977 to 1983.

         M. L. Carpenter          Vice President and Chief Financial
                                  Officer since 1991. Vice President and
                                  Treasurer since 1973.

         M.G. Togneri             Vice President of Factory Automation
                                  sector since 1991. Prior to his
                                  employment at MTS was V.P. at Square
                                  D Corporation and General Manager of
                                  Crisp Automation. Has extensive
                                  experience in the industrial
                                  instrumentation and control business in
                                  the U.S. and internationally.

(f) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 27, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

See Item 12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 27, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND   REPORTS ON FORM 8-K

The following documents are filed as part of this report:

          (a)  Financial Statements:

               See accompanying Index to Financial Statements on Page F-1.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

          (c)  Exhibits:

               3.a Restated and amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from exhibit 3.a of Form 10-K for the fiscal year ended September 30, 1996.

               3.b Restated Bylaws, reflecting amendments through May 15, 1995, incorporated by reference to exhibit 3.b of Form 10-K for the fiscal year ended September 30, 1995.

               10.a Management Variable Compensation Plan, Fiscal 1997, dated November 22, 1996.

               10.b 1985 Employee Stock Option Incentive Plan, incorporated by reference to exhibit 4(a) from Form S-8, File No. 2-99389.

               10.c 1987 Stock Option Plan, as amended, incorporated by reference from exhibit 10.c of Form 10-K for the fiscal year ended September 30, 1996.

               10.d 1990 Stock Option Plan, as amended, incorporated by reference from exhibit 10.d of Form 10-K for the fiscal year ended September 30, 1996.

               10.e 1994 Stock Plan, as amended, incorporated by reference from exhibit 10.e of Form 10-K for the fiscal year ended September 30, 1996.

               10.f Severance Agreement, dated May 1, 1990 between the Registrant and William G. Beduhn, incorporated by reference to exhibit 10.g of Form 10-K for the fiscal year ended September 30, 1996.

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

               10.k Severance Agreement, dated May 20, 1997 between the Registrant and Donald M. Sullivan, as amended.

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

               10.o 1992 Employee Stock Purchase Plan, incorporated by reference to exhibit 4(a) from Form S-8, File No. 33-45386.

               10.p      1997 Stock Option Plan, incorporated by reference to
                         exhibit 10.p of Form 10-K for the fiscal year ended September 30, 1996

               10.q Severance Agreement, dated September 30, 1996 between the Registrant and Steven M. Cohoon, incorporated by reference from exhibit 10.q of Form 10-K for the fiscal year ended September 30, 1996.

               13. Annual Report to Shareholders for the fiscal year ended September 30, 1997.

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

Date:  December 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  By:    /s/ E. T. Binger
                                      ------------------------------------------
                                      E. Thomas Binger, December 19, 1997
                                      Director


                                  By:    /s/ Charles A. Brickman
                                      ------------------------------------------
                                      Charles A. Brickman, December 19, 1997
                                      Director


                                  By:    /s/ Bobby I. Griffin
                                      ------------------------------------------
                                      Bobby I. Griffin, December 19, 1997
                                      Director


                                  By:    /s/ Russell A. Gullotti
                                      ------------------------------------------
                                      Russell A. Gullotti, December 19, 1997
                                      Director


                                  By:    /s/ Thomas E. Holloran
                                      ------------------------------------------
                                      Thomas E. Holloran, December 19, 1997
                                      Director


                                  By:    /s/ Thomas E. Stelson
                                      ------------------------------------------
                                      Thomas E. Stelson, December 19, 1997
                                      Director


                                  By:    /s/ Linda Hall Whitman
                                      ------------------------------------------
                                      Linda Hall Whitman, December 19, 1997
                                      Director

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

A.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1997 Annual Report to Shareholders which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                          Annual
                                                          Report       10-K
                                                           Page        Page
                                                           ----        ----

Quarterly Financial Information (Unaudited)                  22         ---

Consolidated Balance Sheets - September 30, 1997             23         ---
and 1996

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 1997,
1996 and 1995                                                24         ---

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1997, 1996 and 1995                25         ---

Notes to Consolidated Financial Statements                   26         ---

Report of Independent Public Accountants                     35         ---

                                                          Annual
                                                          Report       10-K
                                                           Page        Page
                                                           ----        ----

B.     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON SCHEDULE                                          ---        F-3

C.     CONSOLIDATED SCHEDULE

Schedule                 Description
--------                 -----------

II       Summary of Consolidated Allowances for

         Doubtful Accounts                                  ---        F-4

         All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MTS Systems Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule (page F-4) listed as a part of Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  November 21, 1997

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

                              FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



           Balance              Provision             Amounts           Balance
           Beginning            Charged to            Written           End of
           of Year              Operations            Off               Year
           -------              ----------            ---               ----

                                 (expressed in thousands)

1997       $1,742                 $449                $(181)            $2,010

1996        1,824                  330                 (412)             1,742

1995        1,439                  620                 (235)             1,824

                                  EXHIBIT INDEX

            Exhibit
            No.         Description
            ---         -----------

            10.a        Management Variable Compensation Plan-Fiscal 1997

            10.k        Severance Agreement, dated May 20, 1997, as amended

            13. Annual Report to Shareholders for the fiscal year ended September 30, 1997

            21.         Subsidiaries of the Company

            23.         Consent of Independent Public Accountants

            27.         Financial Data Schedule