Form 10-Q
period 1997-12-31
MTS SYSTEMS CORP
filed 1998-02-17
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934

                  For quarterly period ended December 31, 1997

                          Commission File Number 0-2382

                          -----------------------------

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

           Common Stock, $.25 par value; 9,158,975 shares outstanding.

                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                                December 31   September 30
                                                   1997            1997
                  ASSETS                         UNAUDITED       AUDITED

                                                 (expressed in $ 000's)
  Cash and cash equivalents                      $   8,908     $  10,285
  Accounts receivable                               62,773        62,023
  Unbilled contracts and retainage receivable       35,105        32,653
  Inventories-
    Customer jobs-in-process                         7,761         5,559
    Components, assemblies and parts                39,672        38,032
  Prepaid expenses                                   4,622         4,253
                                                 ---------     ---------

    Total current assets                           158,841       152,805
                                                 ---------     ---------

  Land                                               2,442         2,453
  Buildings and improvements                        39,064        37,779
  Machinery and equipment                           70,788        68,071
  Accumulated depreciation                         (59,308)      (57,884)
                                                 ---------     ---------

    Total property and equipment                    52,986        50,419
                                                 ---------     ---------

  Other assets                                      12,393        12,908
                                                 ---------     ---------

                                                 $ 224,220     $ 216,132
                                                 =========     =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                         $  14,534     $   4,356
  Current maturities of long-term debt                 768           920
  Accounts payable                                  13,735        17,771
  Accrued compensation and benefits                 20,314        25,487
  Advance billings to customers                     24,623        21,065
  Other accrued liabilities                         11,538         9,880
                                                 ---------     ---------

    Total current liabilities                       85,512        79,479

  Deferred income taxes                              4,404         4,445
  Long-term debt, less current maturities            7,347         7,589
                                                 ---------     ---------

  Common stock, $.25 par; 32,000,000 shares
    authorized: 9,158,975 and 9,153,766
    shares issued and outstanding                    2,290         2,284
  Additional paid-in capital                         1,540         1,438
  Retained earnings                                122,380       119,167
  Cumulative translation adjustment                    747         1,730
                                                 ---------     ---------

      Total shareholders' investment               126,957       124,619
                                                 ---------     ---------

                                                 $ 224,220     $ 216,132
                                                 =========     =========

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                     FOR THE 3 MONTHS ENDED
                                                         DECEMBER 31
                                                      1997          1996
                                                    ---------     ---------
                                                  (expressed in 000's except
                                                     for per share amounts)

NET REVENUES                                        $  73,938     $  66,841
COST OF REVENUES                                       43,699        39,750
                                                    ---------     ---------

  Gross profit                                         30,239        27,091

OPERATING EXPENSES:
  Selling                                              12,346        12,703
  General and administrative                            5,201         4,523
  Research and development                              4,568         4,385
                                                    ---------     ---------
INCOME FROM OPERATIONS                                  8,124         5,480
  Interest expense                                        226           323
  Interest income                                        (108)         (105)
  Other (income) and expense, net                       1,294           579
                                                    ---------     ---------
INCOME BEFORE INCOME TAXES                              6,712         4,683
PROVISION FOR INCOME TAXES                              2,400         1,462
                                                    ---------     ---------

NET INCOME                                          $   4,312     $   3,221
                                                    =========     =========


BASIC EARNINGS PER SHARE                            $    0.47     $    0.35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              9,145         9,140

DILUTED EARNINGS PER SHARE                          $    0.45     $    0.34
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION        9,630         9,408

DIVIDENDS PER SHARE                                 $    0.12     $    0.10

BACKLOG                                             $ 166,900     $ 125,345

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                             FOR THE 3 MONTHS ENDED
                                                                                 December 31

                                                                               1997         1996
                                                                             --------     --------
                                                                             (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                                 $  4,312     $  3,221
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                             2,212        1,989
      Deferred income taxes                                                         5         --

  Changes in operating assets and liabilities that provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                                                 (4,549)      (1,916)
    Inventories                                                                (4,046)      (2,997)
    Prepaid expenses                                                             (463)        (904)
    Advance billings to customers                                               3,732       (3,688)
    Other, net                                                                 (6,721)      (6,141)
                                                                             --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      (5,518)     (10,436)
                                                                             --------     --------

INVESTING ACTIVITIES
    Property and equipment, net                                                (4,834)      (1,829)
    Purchase of Bregenhorn-Butow & Co., net of cash acquired                     --         (6,793)
    Other assets                                                                  (42)        (169)
                                                                             --------     --------

NET CASH (USED) IN INVESTING ACTIVITIES                                        (4,876)      (8,791)
                                                                             --------     --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                                 10,226       13,920
    Proceeds from issuance of long-term debt                                     --           --
    Payments on long-term borrowings                                             (215)        (179)
    Cash dividends                                                             (1,099)        (915)
    Proceeds from employee stock option
      and stock purchase plans                                                    294          161
    Payments to purchase and retire common stock                                 (186)      (1,917)
                                                                             --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             9,020       11,070
                                                                             --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (3)        (394)
                                                                             --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      (1,377)      (8,551)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,285       19,231
                                                                             --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  8,908     $ 10,680
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

         All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' investment. Gains and losses resulting from foreign denominated currency transactions and from foreign exchange hedge contracts are included in "Other (income) and expense, net" in the Consolidated Statements of Income.

         REVENUE RECOGNITION. Revenue is recognized upon shipment of equipment when the customer's order can be manufactured, delivered and installed in less than twelve months. Revenue on contracts requiring longer delivery periods (long-term contracts) and other customized orders which permit progress billings is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract (cost-to-cost method). The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the amount is provided currently.

         LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at December 31, 1997 are expected to be invoiced within twelve months.

         OTHER FINANCIAL STATEMENT DISCLOSURES. The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1997 Annual Report to Shareholders on pages 26 through 34 are incorporated herein by reference.

         MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION. The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.

         EARNINGS PER SHARE DATA. Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires all companies whose capital structure includes convertible securities and options to provide dual presentation of basic and diluted earnings per share. The standard becomes effective with the quarter ended December 31, 1997. Prior year earnings per share have been restated to conform with the new standard.

         SUBSEQUENT EVENT. On December 3, 1997 the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a one hundred percent stock dividend to shareholders of record on January 15, 1998. The distribution of stock will occur on or about February 2, 1998. Earnings per share and share data in the financial statements for the periods ended December 31, 1997 and 1996 have not been restated to reflect the split.

         ACQUISITION. In December, 1996 the Company acquired a majority of the stock of Bregenhorn-Butow & Co. of Freiburg, Germany (name subsequently changed to Custom Servo Motors Antriebstechnik GmbH & Co. KG), a privately held supplier of low power, electric servo motors and drives. The transaction involved cash and debt and has been accounted for by the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

New Orders and Backlog

         New orders for the first quarter of fiscal 1998, ended December 31, 1997, were $69 million, the same as the comparable quarter in fiscal 1996. Orders from international customers were 44% of the total for the first quarter compared to 41% one year ago. Orders from Europe were strong, but Asian orders were considerably below last year's level. The Company expects that Asian order volumes for the remainder of the fiscal year will be lower than in prior years. Recovering economies in central and eastern Europe have shown strength during this quarter and offer prospects for order growth during the rest of the year.

         Order activity in the Mechanical Testing and Simulation (MT&S) sector was comparable with the prior year. Order activity in the Measurement and Automation Group (MAG) sector increased 4% over the same period a year ago. International customers accounted for 45% of MT&S sector orders compared to 42% one year ago. International orders were 40% of the MAG total in fiscal 1998 compared to 38% one year ago.

         The Backlog of undelivered orders at December 31, 1997 was $167 million, a decrease of 5% from record backlog at September 30, 1997 and an increase of 33% over the backlog one year ago.

Results of Operations

         Record revenues for the first quarter were $74 million, an 11% increase from the same quarter one year ago. International revenue accounted for 46% and 51% of total revenue for the quarters ended in 1997 and 1996, respectively. MT&S sector revenues increased 13% over the first quarter one year ago. MAG revenues increased 3% over last year's first quarter. MT&S revenues accounted for 79 and 77% of total revenues for the quarters ended December 31, 1997 and 1996, respectively.

         Income before income taxes increased 43% to $6.7 million compared to $4.7 million for the quarter ended a year ago. The increase in pretax earnings results primarily from increased revenue in both sectors. Consolidated gross margin percents were 40.9% and 40.5% for the periods ended December 31, 1997 and 1996, respectively. This small change in gross margin percents leveraged by increased revenue contributed positively to income before income taxes for the quarter ended in 1997. Total operating expenses for the quarter increased $1 million over the first quarter ended in 1996 and partially offset the increase in gross margin, mentioned above. As a percent of sales, total operating expenses were 32% compared to 34% for the 1997 and 1996 quarters, respectively.

         Net income for the quarter was a record $4.3 million and represents a 32% increase over the comparable quarter one year ago. The effective tax rate for the quarter ended December 31, 1997 was 36% compared to 31% for the quarter ended in 1996 and 36% for the year ended September 30, 1997.

Financial Condition and Liquidity

         The ratio of current assets to current liabilities at was 1.9 at both December 31, 1997 and September 30, 1997. Cash and cash equivalents decreased 13% to $8.9 million at December 31 compared to $10.3 million at September 30, 1997. The Company's borrowing under its $60 million in credit lines was $14.5 million at December 31 compared to $4.3 million at September 30, 1997. The increase in borrowing results from typical first quarter operating needs, capital expenditures and cash requirements for compensation plans and tax estimates.

         Capital expenditures, net of retirements for the first quarter totaled $4.8 million. The Company's total debt to equity ratio increased to 18% at December 31 from 10% at September 30, 1997 reflecting the borrowing needs discussed above.

         The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.

PART II-------OTHER INFORMATION

ITEM 5.  Other Information.

         ANNUAL SHAREHOLDERS' MEETING. The Annual Meeting of Shareholders was held on January 28, 1998 at the Company's headquarters in Eden Prairie, Minnesota. With shareholders voting 91% of the outstanding shares, actions passed to re-elect the Board of Directors, ratify the appointment of Arthur Andersen LLP as the Company's independent public auditors, and approve an amendment to the Company's Amended and Restated Articles of Incorporation which increases the number of authorized shares of Common Stock from 32,000,000 to 64,000,000 shares.

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

         (a)      Exhibit
                  27.      Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

Dated:  February 17, 1998