Form 10-Q
period 1998-03-31
MTS SYSTEMS CORP
filed 1998-05-15
CIK 68709

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     or the Securities Exchange Act of 1934


                    For quarterly period ended March 31, 1998

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             __X__  Yes   No _____


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.25 par value; 18,414,257 shares outstanding.

                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND SEPTEMBER 30, 1997


                                                  March 31      September 30
                                                    1998           1997
ASSETS                                           UNAUDITED       AUDITED

                                                 (expressed in $ 000's)

Cash and cash equivalents                       $  17,461      $  10,285
Accounts receivable                                67,257         62,023
Unbilled contracts and retainage receivable        35,275         32,653
Inventories-
  Customer jobs-in-process                         12,710          5,559
  Components, assemblies and parts                 40,720         38,032
Prepaid expenses                                    4,689          4,253
                                                ---------      ---------

  Total current assets                            178,112        152,805
                                                ---------      ---------

Land                                                2,437          2,453
Buildings and improvements                         39,668         37,779
Machinery and equipment                            75,282         68,071
Accumulated depreciation                          (61,055)       (57,884)
                                                ---------      ---------

  Total property and equipment                     56,332         50,419
                                                ---------      ---------

Other assets                                       11,878         12,908
                                                ---------      ---------

                                                $ 246,322      $ 216,132
                                                =========      =========

LABILITIES AND SHAREHOLDERS' INVESTMENT
Notes payable to banks                          $  31,535      $   4,356
Current maturities of long-term debt                  693            920
Accounts payable                                   14,641         17,771
Accrued compensation and benefits                  22,175         25,487
Advance billings to customers                      24,184         21,065
Other accrued liabilities                           9,964          9,880
                                                               ---------

  Total current liabilities                       103,192         79,479

Deferred income taxes                               4,351          4,445
Long-term debt, less current maturities             8,400          7,589
                                                ---------      ---------

Common stock, $.25 par; 64,000,000 shares
  authorized: 18,414,257and 18,157,080
  shares issued and outstanding                     4,604          2,284
Additional paid-in capital                          1,688          1,438
Retained earnings                                 123,841        119,167
Cumulative translation adjustment                     246          1,730
                                                ---------      ---------

    Total shareholders' investment                130,379        124,619
                                                ---------      ---------

                                                $ 246,322      $ 216,132
                                                =========      =========

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                       FOR THE 3 MONTHS ENDED
                                                             March 31
                                                        1998           1997
                                                     ---------      ---------
                                                    (expressed in 000's except
                                                      for per share amounts)

NET REVENUES                                         $  81,685      $  73,880
COST OF REVENUES                                        50,073         43,521
                                                     ---------      ---------

  Gross profit                                          31,612         30,359

OPERATING EXPENSES:
  Selling                                               12,757         11,899
  General and administrative                             5,772          5,353
  Research and development                               5,447          4,380
                                                     ---------      ---------
INCOME FROM OPERATIONS                                   7,636          8,727
  Interest expense                                         449            447
  Interest income                                          (69)           (13)
  Other (income) and expense, net                         (267)         1,233
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                               7,523          7,060
PROVISION FOR INCOME TAXES                               2,657          2,418
                                                     ---------      ---------

NET INCOME                                           $   4,866      $   4,642
                                                     =========      =========




BASIC EARNINGS PER SHARE                             $    0.27      $    0.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              18,384         18,229

DILUTED EARNINGS PER SHARE                           $    0.26      $    0.25
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION        18,934         18,795

DIVIDENDS PER SHARE                                  $    0.06      $    0.05

BACKLOG                                              $ 164,109      $ 132,689

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                      FOR THE 6 MONTHS ENDED
                                                             March 31
                                                       1998            1997
                                                     ---------      ---------
                                                     (expressed in 000's except
                                                      for per share amounts)

NET REVENUES                                         $ 155,623      $ 140,721
COST OF REVENUES                                        93,771         83,270
                                                     ---------      ---------

  Gross profit                                          61,852         57,451

OPERATING EXPENSES:
  Selling                                               25,103         24,602
  General and administrative                            10,973          9,876
  Research and development                              10,016          8,765
                                                     ---------      ---------
INCOME FROM OPERATIONS                                  15,760         14,208
  Interest expense                                         675            770
  Interest income                                         (176)          (118)
  Other (income) and expense, net                        1,026          1,813
                                                     ---------      ---------

INCOME BEFORE INCOME TAXES                              14,235         11,743
PROVISION FOR INCOME TAXES                               5,057          3,880
                                                     ---------      ---------

NET INCOME                                           $   9,178      $   7,863
                                                     =========      =========




BASIC EARNINGS PER SHARE                             $    0.50      $    0.43
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              18,337         18,254

DILUTED EARNINGS PER SHARE                           $    0.48      $    0.42
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION        19,097         18,784

DIVIDENDS PER SHARE                                  $    0.06      $    0.05

BACKLOG                                              $ 164,109      $ 132,689

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                               FOR THE 6 MONTHS ENDED
                                                                                     March 31
                                                                                1998          1997
                                                                              --------      --------
                                                                                (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                                  $  9,178      $  7,863
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                              4,459         4,188
      Deferred income taxes                                                          6          --

  Changes in operating assets and liabilities that provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                                                 (10,009)       (20,580)
    Inventories                                                                (10,241)       (12,437)
    Prepaid expenses                                                              (530)          613
    Advance billings to customers                                                3,389         3,122
    Other, net                                                                  (5,133)        4,974
                                                                              --------      --------

NET CASH (USED) BY OPERATING ACTIVITIES                                         (8,881)      (12,257)
                                                                              --------      --------

INVESTING ACTIVITIES
    Property and equipment, net                                                (10,468)       (4,769)
    Purchase of Bregenhorn-Butow & Co., net of cash acquired                      --          (6,174)
    Other assets                                                                    71         1,408
                                                                              ========      ========

NET CASH (USED) IN INVESTING ACTIVITIES                                        (10,397)       (9,535)
                                                                              --------      --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                                  27,284        21,314
    Proceeds from issuance of long-term debt                                     1,146          --
    Payments on long-term borrowings                                              (165)         (295)
    Cash dividends                                                              (2,202)       (1,828)
    Proceeds from employee stock option
      and stock purchase plans                                                   1,417         1,341
    Payments to purchase and retire common stock                                (1,149)       (4,325)
                                                                              --------      --------

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                             26,331        16,207
                                                                              --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            123          (715)
                                                                              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        7,176        (6,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                10,285        19,231
                                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 17,461      $ 12,931
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

            LONG-TERM CONTRACTS. The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at March 31, 1998 are expected to be invoiced within twelve months.

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

            SUBSEQUENT EVENT. On December 3, 1997 the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a one hundred percent stock dividend to shareholders of record on January 15, 1998. The distribution of stock occurred on February 2, 1998. Earnings per share and share data in the financial statements for the periods ended March 31, 1997 and 1996 have been restated to reflect the split.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

            New orders for the second quarter of fiscal 1998, ended March 31, 1998, were $75 million compared to $81 million one year ago. International orders were 48% compared to 55% for the prior year's quarter. Order activity from Asia-Pacific remains weak . The Company expects that Asian order volumes for the remainder of the fiscal year will continue lower than in prior years.

            Order activity in the Mechanical Testing and Simulation (MT&S) sector was 78% of total orders compared to 80% a year ago. Material testing order levels have increased fueled by new products and with renewed interest in bio-materials research from medical device and prosthesis customers. The Measurement and Automation (M&A) sector's order volume increased 2% to 22% of total orders compared to the same quarter in fiscal 1997.

            New orders for the six months ended March 31, 1998 were $144 million compared to $150 million for the same period one year ago. The MT&S sector was 77% of total orders compared to 79% for the same period one year ago. The M&A sector grew 3% to 23% of total orders compared to the same period one year ago. International orders were 46% of the 1998 year-to-date orders compared to 49% for 1997.

            Backlog of undelivered orders at March 31, 1998 was $164 million, a 23% increase compared to backlog at March 31, 1997 and a 7% decrease from September 30, 1997.


Results of Operations
                                 SECOND QUARTER

            Revenues for the second quarter were $82 million, an 11% increase from the same quarter one year ago. International content of revenue was 50% for second quarter 1998 and 54% for the quarter ended March 31, 1997. Revenues for the six months increased 10% and 11% for the MT&S and M&A sectors, respectively.

            Income before income taxes increased 7% to $7.5 million compared to $7.1 million for the second quarter ended a year ago. Gross margin increased as a result of the 11% increase in revenues. Consolidated gross margin percents were 39% and 41% for the quarters ended March 31, 1998 and 1997, respectively. The quarter ended in 1998 included a higher content of custom projects with lower margins than those of more standard MT&S business. The decline in margin as a percent of revenue for 1998 was expected and was due to a change in the mix of products sold. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that gross margins percents will improve during the third and fourth quarters.

            Operating expenses for selling, administrative and development increased 11% over amounts reported for the same period one year ago. However, these expenses as a percent of revenue were consistent at 29% for the quarters ended in March this year and last. "Other income and expense" decreased primarily from a reduced negative impact in translating international subsidiary account balances, offset by favorable settlement of specific transactions denominated in foreign currencies.

            Net income for the quarter increased 5% to $4.9 million compared to $4.6 million for the same quarter one year ago. The effective tax rate for the quarter ended March 31, 1998 was 35% compared to 34% for the quarter ended in March, 1997 and 36% for the year ended September 30, 1997. The current quarter's provision for income taxes reflects increasing amounts of business being sourced in international locations where income is taxed at higher rates than the U.S. statutory rate.

                                   SIX MONTHS

            Revenues for the six months ended in March, 1998 were $ 156 million, an 11% increase over the same period a year ago. The MT&S sector reflects a 12% increase over 1997 revenues, and the M&A sector increased 7% over 1997. International revenues were 48% of total revenues as compared to 52% for the six month periods ended in March, 1998 and 1997, respectively.

            Income before income taxes for the first six months of 1998 increased 21% to $14.2 million from $11.7 million reported in 1997. Gross margin increased from 1997 to 1998 due to increased revenue volume in both the MT&S and M&A sectors. Gross margins as a percent of sales were 40% in 1998 compared to 41% in 1997. The decline in margin percentage is discussed, above.

            Increases in gross margin were offset, in part, by a 6.5% increase in operating expenses for development, selling, and administration. As a percent of revenues, these expenses were 30% compared to 31% for the six months ended March 1998 and 1997, respectively.

            Net income for the first six months of 1998 was $9.2 million compared to $7.9 million reported one year ago, a 17% increase. The effective income tax rates were 36% and 33% for the six months ended in 1998 and 1997, respectively. As discussed above, the current year's provision for income taxes reflects increasing amounts of taxable income from international locations where tax rates are higher than the statutory tax rate in the U. S.


Financial Condition and Liquidity

            The ratio of current assets to current liabilities at March 31, 1998 was 1.7 compared to 1.9 at September 30, 1997. Cash and cash equivalents increased 70% to $17.5 million at March 31, 1998 compared to $10.3 million at September 30, 1997. The Company's borrowing under its $60 million lines of credit was $32 million at March 31, 1998 compared to $4 million at September 30, 1997. The increase in borrowing results from working capital needs and investments in property and equipment.

            Capital expenditures, net of retirements for the six months totalled $10.5 million. The Company's total debt to equity ratio increased to 31% at March 31, 1998 from 10% at September 30, 1997 evidencing increased borrowing on short-term notes. As discussed above, working capital needs and property and equipment spending resulted in temporary borrowing. The Company's increasing profitability and conversion of receivables is expected to reduce the short-term debt in future quarters.

            The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.

PART II-------OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

            (a) The Company's Annual Meeting of Shareholders was held January 27, 1998.

            (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                                Votes For      Votes Against

                        E. Thomas Binger        8,352,190         26,005
                        Charles A. Brickman     8,361,136         17,059
                        Bobby I. Griffin        8,361,136         17,059
                        Russell A. Gullotti     8,361,136         17,059
                        Thomas E. Holloran      8,360,836         17,359
                        Thomas E. Stelson       8,360,836         17,359
                        Donald M. Sullivan      8,360,132         18,063
                        Linda Hall Whitman      8,361,086         17,109

                        No voters abstained or were broker/bank non-votes for any of the directors.

            (c) Shareholders approved amending the Articles of Incorporation to increase the number of authorized shares of Common Stock from 32,000,000 to 64,000,000 shares with 8,201,848 votes for; 146,935 votes against; 20,623 abstained; and 8,588 non-votes by broker/banks.

            (d) Arthur Andersen LLP was ratified to serve as the Company's independent auditor for fiscal 1998 with 8,352,965 votes for; 5,921 votes against; and 17,051 votes abstained.


ITEM 5.  Other Information.

            NEW PRESIDENT AND CEO. On March 11 the Board of Directors announced that Sidney W. (Chip) Emery had been appointed president and chief executive officer, succeeding Donald M. Sullivan who will continue as chairman of the board. Emery has served 12 years with Honeywell, Inc. in executive division and group level positions in Honeywell's Industrial Controls and Avionics businesses. Most recently, he was Honeywell's area vice president of Western and Southern Europe. His previous employment includes engineering and manufacturing positions with Bendix Corporation and military service in the Office of the Secretary of the Navy.

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

            (a)         Exhibit
                        27.  Financial Data Schedule

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MTS SYSTEMS CORPORATION



                                        /s/ D.M. Sullivan
                                            D.M. Sullivan
                                            Chairman

                                        /s/ M.L. Carpenter
                                            M.L. Carpenter
                                            Vice President
                                            Chief Financial Officer


Dated:  May 15, 1998