Form 10-Q
period 1998-06-30
MTS SYSTEMS CORP
filed 1998-08-13
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                    For quarterly period ended June 30, 1998

                          Commission File Number 0-2382

                                 _______________


                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           MINNESOTA                      612-937-4000              41-0908057
(State or other jurisdiction of  (Telephone number of registrant   (IRS Employer
incorporation or organization)           including area code)     Identification
No.)


         14000 Technology Drive, Eden Prairie, Minnesota   55344
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

                           X  Yes                    No
                         -----                 -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.25 par value; 18,566,339 shares outstanding.

                          PART I. FINANCIAL INFORMATION

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997


                                                       June 30      September 30
                                                         1998           1997
ASSETS                                                 UNAUDITED       AUDITED

                                                        (expressed in $ 000's)
  Cash and cash equivalents                            $  13,988     $  10,285
  Accounts receivable                                     65,430        62,023
  Unbilled contracts and retainage receivable             33,547        32,653
  Inventories-
    Customer jobs-in-process                              14,982         5,559
    Components, assemblies and parts                      44,081        38,032
  Prepaid expenses                                         5,508         4,253
                                                       ---------     ---------

    Total current assets                                 177,536       152,805
                                                       ---------     ---------

  Land                                                     2,437         2,453
  Buildings and improvements                              40,623        37,779
  Machinery and equipment                                 80,103        68,071
  Accumulated depreciation                               (62,589)      (57,884)
                                                       ---------     ---------

    Total property and equipment                          60,574        50,419
                                                       ---------     ---------

  Other assets                                            26,747        12,908
                                                       ---------     ---------

                                                       $ 264,857     $ 216,132
                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Notes payable to banks                               $  46,637     $   4,356
  Current maturities of long-term debt                       801           920
  Accounts payable                                        14,544        17,771
  Accrued compensation and benefits                       23,410        25,487
  Advance billings to customers                           17,310        21,065
  Other accrued liabilities                               11,538         9,880
                                                       ---------     ---------

    Total current liabilities                            114,240        79,479

  Deferred income taxes                                    4,452         4,445
  Long-term debt, less current maturities                 10,200         7,589
                                                       ---------     ---------

  Common stock, $.25 par; 64,000,000 shares
    authorized: 18,414,257and 18,157,080
    shares issued and outstanding                          4,643         2,284
  Additional paid-in capital                               2,921         1,438
  Retained earnings                                      127,815       119,167
  Cumulative translation adjustment                          586         1,730
                                                       ---------     ---------

      Total shareholders' investment                     135,965       124,619
                                                       ---------     ---------

                                                       $ 264,857     $ 216,132
                                                       =========     =========

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                        FOR THE 3 MONTHS ENDED
                                                              June 30
                                                         1998          1997
                                                       --------      --------
                                                      (expressed in 000's except
                                                        for per share amounts)

NET REVENUES                                           $ 85,826      $ 74,153
COST OF SALES                                            53,548        44,672
                                                       --------      --------

  Gross profit                                           32,278        29,481

OPERATING EXPENSES:
  Selling                                                13,170        13,305
  General and administrative                              5,515         5,114
  Research and development                                5,655         4,025
                                                       --------      --------

INCOME FROM OPERATIONS                                    7,938         7,037
  Interest expense                                          570           509
  Interest income                                           (75)         (176)
  Other (income) expense, net                              (308)       (4,243)
                                                       --------      --------

INCOME BEFORE INCOME TAXES                                7,751        10,947
PROVISION FOR INCOME TAXES                                2,664         4,206
                                                       --------      --------

NET INCOME                                             $  5,087      $  6,741
                                                       ========      ========



BASIC EARNINGS PER SHARE                               $   0.27      $   0.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               18,520        18,124

DILUTED EARNINGS PER SHARE                             $   0.26      $   0.36
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION         19,334        19,040

DIVIDENDS PER SHARE                                    $   0.06      $   0.05

BACKLOG                                                $161,940      $136,472

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED


                                                        FOR THE 9 MONTHS ENDED
                                                              June 30
                                                         1998          1997
                                                       --------      --------
                                                      (expressed in 000's except
                                                        for per share amounts)

NET REVENUES                                           $241,450      $214,874
COST OF SALES                                           147,320       127,942
                                                       --------      --------

Gross profit                                             94,130        86,932

OPERATING EXPENSES
  Selling                                                38,272        37,907
  General and administrative                             16,488        14,990
  Research and development                               15,670        12,790
                                                       --------      --------
INCOME FROM OPERATIONS                                   23,700        21,245
  Interest expense                                        1,246         1,279
  Interest income                                          (251)         (294
  Other (income) expense, net                               719        (2,430
                                                       --------      --------

INCOME BEFORE INCOME TAXES                               21,986        22,690
PROVISION FOR INCOME TAXES                                7,721         8,086
                                                       --------      --------

NET INCOME                                             $ 14,265      $ 14,604
                                                       ========      ========




BASIC EARNINGS PER SHARE                                  $0.77         $0.80
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               18,398        18,211

DILUTED EARNINGS PER SHARE                                $0.74         $0.78
WEIGHTED AVERAGE COMMON SHARES ASSUMING DILUTION         19,176        18,870

DIVIDENDS PER SHARE                                       $0.18         $0.15

BACKLOG                                                $161,940      $136,472

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                          FOR THE 9 MONTHS ENDED
                                                                                 June 30
                                                                             1998       1997
                                                                           --------   --------
                                                                          (expressed in $000's)
OPERATING ACTIVITIES
  Net income                                                               $ 14,265   $ 14,604
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                           7,039      6,285

  Changes in operating assets and liabilities that provide or (use) cash:
    Receivables, including accounts, unbilled
      contracts and retainages                                               (3,708)   (13,391)
    Inventories                                                             (12,429)    (9,359)
    Prepaid expenses                                                           (741)       595
    Advance billings to customers                                            (3,550)     3,805
    Other, net                                                               (5,975)     4,222
                                                                           --------   --------

NET CASH (USED) BY OPERATING ACTIVITIES                                      (5,099)     6,761
                                                                           --------   --------

INVESTING ACTIVITIES
    Property and equipment, net                                             (15,706)    (4,949)
    Acquisitions, net of cash acquired                                      (18,976)    (5,980)
    Other assets                                                                696       (211)
                                                                           --------   --------

NET CASH (USED) IN INVESTING ACTIVITIES                                     (33,986)   (11,140)
                                                                           --------   --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                               42,340      9,679
    Proceeds from issuance of long-term debt                                  3,113         --
    Payments on long-term borrowings                                           (396)    (2,497)
    Cash dividends                                                           (3,317)    (2,733)
    Proceeds from employee stock option
      and stock purchase plans                                                2,690      2,921
    Payments to purchase and retire common stock                             (1,149)    (7,205)
                                                                           --------   --------

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                          43,281        165
                                                                           --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (493)    (1,003)
                                                                           --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,703     (5,217)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             10,285     19,231
                                                                           --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 13,988   $ 14,014
                                                                           ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Translation

The consolidated financial statements include the accounts of MTS Systems Corporation (the Company) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' investment. Gains and losses resulting from foreign denominated currency transactions and from foreign exchange hedge contracts are included in "Other (income) expense, net" in the Consolidated Statements of Income.

Revenue Recognition

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

Long-term Contracts

The Company enters into long-term contracts for customized equipment sold to its customers. Under terms of certain contracts, revenue recognized using the percent-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for such contracts appear in the consolidated balance sheets as unbilled contracts and retainage receivable. Amounts unbilled or retained at June 30, 1998 are expected to be invoiced within twelve months.

Other Financial Statement Disclosures

The Notes to Consolidated Financial Statements appearing in the Company's September 30, 1997 Annual Report to Shareholders on pages 26 through 34 are incorporated herein by reference.

Management's Interim Financial Statement Representation

The unaudited interim financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.

Earnings Per Share Data

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires all companies whose capital structure includes convertible securities and options to provide dual presentation of basic and diluted earnings per share. The standard became effective with the quarter ended December 31, 1997. Prior year earnings per share have been restated to conform with the new standard.

2. SUBSEQUENT EVENTS

On December 3, 1997 the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a one hundred percent stock dividend to shareholders of record on January 15, 1998. The distribution of stock occurred on February 2, 1998. Earnings per share and share data in the financial statements for the periods ended June 30, 1998 and 1997 have been restated to reflect the split.

3. ACQUISITIONS

In December, 1996 the Company acquired a majority of the stock of Bregenhorn-Butow & Co. of Freiburg, Germany (name subsequently changed to Custom Servo Motors Antriebstechnik GmbH & Co. KG), a privately held supplier of low power, electric servo motors and drives. The transaction involved cash and debt and has been accounted for by the purchase method of accounting.

In April, 1998 the Company acquired all of the stock of Nano Instruments Inc. of Oak Ridge Tennessee, a privately held manufacturer of instrumented indentation systems for ultra-low-force nanoindentation testing of surfaces and thin films. The transaction involved cash and debt and is expected to have a negligible effect on earnings for the fiscal year ending September 30, 1998. The acquisition has been accounted for by the purchase method of accounting.

In April, 1998 the Company acquired all of the stock of Performance Controls, Inc. of Horsham, Pennsylvania, a privately held manufacturer of high performance power amplifiers for factory automation and magnetic resonance machine applications. The transaction involved cash and is expected to have a positive effect on earnings for the fiscal year ending September 30, 1998. The acquisition has been accounted for by the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

New orders for the third quarter of fiscal 1998, ended June 30, 1998, were $77.4 million compared to $77.9 million one year ago. International orders were 39.4% compared to 35.7% for the prior year's quarter. Order activity from Asia-Pacific remains weak. The Company expects that Asian order volumes for the remainder of the fourth quarter of fiscal 1998 will continue to be lower than in prior years.

Order activity in the Mechanical Testing and Simulation (MT&S) sector was 73.3% of total orders compared to 81.8% a year ago. The Measurement and Automation (M&A) sector's order volume increased 8.5% to 26.7% of total orders compared to the same quarter in fiscal 1997.

New orders for the nine months ended June 30, 1998 were $221.3 million compared to $228.1 million for the same period one year ago. International orders were 43.6% of the 1998 year-to-date orders compared to 44.5% for 1997.

Order activity in the Mechanical Testing and Simulation (MT&S) sector was 75.9% of total orders compared to 79.8% for the same period one year ago. The M&A sector grew 3.9% to 24.0% of total orders compared to the same period one year ago.

Backlog of undelivered orders at June 30, 1998 was $162 million, an 18.7% increase compared to backlog at June 30, 1997 and a 7.9% decrease from September 30, 1997.


Results of Operations
                                  THREE MONTHS

Revenues for the third quarter were $85.8 million, a 15.7% increase from the same quarter one year ago. Domestic revenues increased to 55.0% from 46.0% for the quarters ended June 30, 1998 and 1997, respectively.

Gross margin increased 9.5% due to increased revenue volume in both the MT&S and M&A sectors. Consolidated gross margin as a percentage of revenue decreased to 37.6% from 39.7% for the quarters ended June 30, 1998 and 1997, respectively. The quarter ended in 1998 included a higher content of custom projects with lower margins than those of more standard MT&S business. The decline in margin as a percent of revenue for 1998 was expected and was due to a change in the mix of products sold. Margins in the MT&S sector's current backlog and the mix of projected orders suggest that gross margins percents will improve during the fourth quarter.

Operating expenses for selling, administrative and development increased 8.4% over amounts reported for the same period one year ago. As a percent of revenue these expenses were 28.4% compared to 30.3% for the quarters ended June 30, 1998 and 1997, respectively. "Other income and expense" decreased primarily due to a $4.3 million pretax gain from the sale of land, which occurred during the third quarter of fiscal 1997. Other factors affecting "Other income and expense were a reduced negative impact in translating international subsidiary account balances, offset by favorable settlements of specific transactions denominated in foreign currencies.

Income before income taxes decreased to $7.8 million compared to $10.9 million for the same quarter one year ago. Excluding the $4.3 million pretax gain from the sale of land during the third quarter of fiscal 1997, income before income taxes increased 18.2%.

Net income for the quarter decreased to $5.1 million compared to $6.7 million for the same quarter one year ago. Excluding the $2.7 million after tax gain from the sale of land during the third quarter of fiscal 1997 net income increased 24.5%. The effective tax rate for the quarter ended June 30, 1998 was 34.4% compared to 38.4 for the quarter ended June 30, 1997. The current quarter's provision for income taxes reflects increasing amounts of business being sourced in the U.S. where the statutory rate is lower than that of international tax rates.

                                   NINE MONTHS

Revenues for the nine month period ended June 30, 1998 were $241.5 million, a 12.4% increase over the same period one year ago. The MT&S sector reflects an 11.3% increase over 1997 revenues, and the M&A sector increased 16.0% over 1997. Domestic revenues increased to 53.0% from 47.0% for the nine-month periods ended June 30, 1998 and 1997, respectively.

Gross margin increased 8.3% due to increased revenue volume in both the MT&S and M&A sectors. Consolidated gross margin as a percentage of revenue decreased to 39.0% from 40.5 for the nine-month periods ending June 30, 1998 and 1997. The decline in margin percentage is discussed, above.

Operating expenses for selling, administrative and development increased 7.2% over amounts reported for the same period one year ago. As a percent of revenues, these expenses were 29.2% compared to 30.6% for the nine months ended June 30, 1998 and 1997, respectively. "Other income and expense" decreased for the same reasons discussed, above.

Income before income taxes for the first nine months of fiscal 1998 decreased 3.0% to $22.0 million compared to $22.7 million for the same period one year ago. Excluding the $4.3 million gain from the sale of land during the same period last year, income before income taxes increased 19.5%.

Net income for the first nine months of fiscal 1998 was $14.3 million compared to $14.6 million reported one year ago, a 2.0% decrease. Excluding the $2.7 million after tax gain from the sale of land during the same period last year, net income increased 20.1%. The effective income tax rates were 35.1% and 35.6% for the nine months ended in 1998 and 1997, respectively. As discussed above, the current quarter's provision for income taxes reflects increasing amounts of business being sourced in the U.S. where the statutory rate is lower than that of international tax rates.


Financial Condition and Liquidity

The ratio of current assets to current liabilities at June 30, 1998 was 1.5 compared to 1.9 at September 30, 1997. Cash and cash equivalents increased 36.0% to $14.0 million at June 30, 1998 compared to $10.3 million at September 30, 1997. The Company's borrowing was $46.6 million at June 30, 1998 compared to $4.4 million at September 30, 1997. The increase in borrowing results from acquisitions, working capital needs and investments in property and equipment.

During July of this year the company signed a note with an outside lender for $35 million. The proceeds were used to pay off short-term debt. The loan matures on July 21, 2008.

Capital expenditures, net of retirements for the nine months totaled $15.7 million. The Company's total debt to equity ratio increased to 42.4% at June 30, 1998 from 10.3% at September 30, 1997 evidencing increased borrowing on short-term notes. The Company's increasing profitability and conversion of receivables is expected to reduce the short-term debt in future quarters.

The Company's past financial performance, the availability of credit under its borrowing facilities, available cash and cash equivalents provide sufficient resources for growth, expansion and diversification.

PART II-------OTHER INFORMATION

ITEM 5.  Other Information.

Election of New Directors

In May 1998 MTS Systems Corporation elected Sidney W. Emery, Jr. and Brendan C. Hegarty to the Board of Directors effective May 26, 1998, increasing the number of directors to 10.

Mr. Emery joined MTS in March 1998 as president and chief executive officer, succeeding Donald M. Sullivan who will continue as chairman of the board. Mr. Emery had served 12 years with Honeywell, Inc. in executive division and group level positions in Honeywell's Industrial Controls and Avionics businesses. Most recently, he was Honeywell's area vice president of Western and Southern Europe. His previous employment includes engineering and manufacturing positions with Bendix Corporation and military service in the Office of the Secretary of the Navy.

Mr. Hegarty, is executive vice president and chief operating officer of Seagate Technology in charge of its worldwide recording heads operations. Mr. Hegarty received a Ph.D in Solid State Physics from the University of Sussex in England. He worked with IBM for 20 years in England, the Netherlands and the United States in management positions for software and hardware development and manufacturing. In 1988, he joined Control Data Corporation to run its thin film head business, which was subsequently bought by Seagate in 1989.

Forward Looking Statements

In this report the Company makes forward-looking statements which reflect management's current expectations or beliefs. We caution our shareholders and other readers of this report that actual future results could differ materially from those in the forward looking statements depending upon many factors, some beyond our control, including factors related to Company competitive performance, industry conditions and international economic trends.

ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)      Exhibit 27
                  Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MTS SYSTEMS CORPORATION



                                            /s/ D.M. Sullivan
                                            -------------------------------
                                            D.M. Sullivan
                                            Chairman



                                            /s/ M.L. Carpenter
                                            -------------------------------
                                            M.L. Carpenter
                                            Vice President
                                            Chief Financial Officer


Dated:  August 14, 1998