Form 10-K
period 1998-09-30
MTS SYSTEMS CORP
filed 1998-12-22
CIK 68709

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


For The Fiscal Year Ended September 30, 1998       Commission File Number 0-2382

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

                              --------------------

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

                                 _X_ Yes ___ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of November 30, 1998, 18,598,890 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock (based upon the average of the high and low prices) held by non-affiliates was $215,938,000.

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended September 30, 1998 - Parts I, II and IV.

Proxy Statement for Annual Meeting of Shareholders, statement dated prior to January 26, 1999 - Part III.

===============================================================================

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

In the Mechanical Testing and Simulation sector, customers use the Company's products and services in research, product development and quality control to determine the mechanical properties and performance of materials, products and structures. Many of the Company's products and services support the customers' mechanical design automation processes. In the Factory Automation sector, customers use the Company's measurement and control instrumentation to measure process variables and to automate production processes.

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

CONSUMER AND BIOMECHANICAL PRODUCTS/MATERIAL PRODUCERS: Customers use the Company's electromechanical and servohydraulic material testing systems in research, product development and extensively for quality control during production. In addition, customers use the Company's nanoindentation systems to test and measure mechanical properties of products where microscopic precision is required.

Typical consumer products are made of textiles, paper products and plastic films of many types. Biomechanical products include implants, prostheses and other medical and dental devices and materials. Material producers include metal, ceramic, composite, paper and plastic manufacturers.

GROUND VEHICLE INDUSTRY: This market consists of automobile, truck, motorcycle and off-road vehicle manufacturers and their suppliers. This market is the largest within the MT&S sector.

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

TITANIUM PRODUCTS: The Company, through its wholly owned subsidiary, AeroMet Corporation, has developed an innovative laser direct metal deposition process for manufacturing titanium parts. The process uses a laser to fuse titanium powder, layer upon layer, into solid structures. This computer driven process significantly reduces the time required to produce large complex parts.

MT&S sector accounted for 78% of revenue in 1998, 79% of revenue in 1997 and 82% of revenue in 1996. It represents the oldest and is the principal market for the Company's technology.

Factory Automation Sector: FA customers use MTS products in discrete part manufacturing and chemical process industries. Products in this sector include:

DISPLACEMENT POSITION AND LIQUID-LEVEL SENSORS BASED ON MAGNETOSTRICTIVE TECHNOLOGY. Displacement sensors accurately measure position up to 25 feet. They are used where accurate positioning and continuous control are critical, such as in discrete (piece part) manufacturing machinery, mobile equipment, process control elements and continuous measurement devices. Major applications include injection molding machines, servo-hydraulic cylinders, presses of all types, sawmills, logging and other mobile machinery and valve or flow control.

Displacement sensors are also used in high volume applications requiring low cost position feedback. MTS builds a version of its technology in various lengths and configurations, but at very high rates affording on-board low cost solutions to industries such as automotive, appliance, medical, agricultural, marine, aeronautic and other non-manufacturing markets.

Liquid level sensors accurately measure the level of liquids in tanks and other vessels up to 60 feet. These sensors are marketed to control continuous processes in chemical, pharmaceutical, bio-technology and other related markets. The need for highly reliable accurate measurement of one or more fluid levels is common in most of these applications. MTS markets liquid level sensors to both end users, such as chemical producing companies, and to original equipment manufacturers and private label companies who build level measurement or leak detection into their control systems or as accessories for remote indication and control devices.

SERVO MOTORS, AMPLIFIERS AND CONTROLLERS: Customers use high-performance brushless servo motors and amplifiers for challenging factory automation applications in a wide range of industries, including machine tools, fabrication and packaging. Specialized plug-in amplifiers are used in light duty applications such as the semiconductor and textile industries. The Company's controllers are used for precise control of a wide variety of applications ranging from simple applications requiring only one axis of control to high-speed, complex operations requiring up to 28 axes of control. These combined product lines address the need for high performance systems and are used primarily by original equipment manufacturers and large end users.

The FA sector accounted for 22% of revenue in 1998, 21% of revenue in 1997, and 18% of revenue in 1996.

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

1998 PRODUCT DEVELOPMENT HIGHLIGHTS
The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 1998 include:

Mechanical Testing and Simulation Sector
* The Company introduced the SilentFlo(TM) hydraulic power unit, a clean quiet pump that eliminates the need for a separate pump room, allowing each power unit to be placed near the equipment it powers, minimizing the need for excessive piping.

* The Company introduced the MTS Crash Simulator. Automotive engineers will use this simulator to reproduce increasingly complex crash pulse waveforms. The incorporation of digital controls and sophisticated simulation and modeling software will significantly reduce the overall development cycle.

* The Company completed the Component RPC III(TM) software product, which runs on Microsoft NT(TM) and is used with standard MTS controller products. This software is designed for automotive engineers that need an easy and accurate way to perform simulation testing.

* The Company introduced the TestWorks 4 universal testing software package. This can be used to test materials, components, subassemblies and finished goods to support research, product and process development and quality control. Targeted industries include plastics, biomaterials, electronics, textiles and consumer goods.

Factory Automation Sector
* The Company developed new variations of its magnetostrictive products, based upon its modular technology, and the development occurred much more rapidly than in the past. Past methods required engineering of entirely new products to address new applications. Examples include custom pulse and analog outputs, intelligent analog communications and environmental enclosures.

* The Company released the first four models of a new line of digital drives. These servo drives will provide high performance, auto tuning and multiple communications bus options.

* The Company introduced two new lines of smaller MaxPlus servo motors that provide high performance servo capability to low power or space limited applications. General factory automation and semi conductor industries are the primary markets for these products.

* The Company introduced new board level DSP based motion controllers. The products are expandable up to 16 axis and can be installed on individual personal computers. They provide for high speed motion control, while at the same time being user friendly.

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

Approximately 54% of revenue in fiscal 1998, 47% of revenue in fiscal 1997, and 49% of revenue in fiscal 1996 was from domestic customers. The balance of the revenue, some of which was sold in currencies other than the U.S. dollar, was to customers located outside the United States--mainly in Europe, Asia-Pacific, Latin America and Canada. The Company's foreign operations and foreign revenues may be affected by local political conditions, export licensing problems and/or currency restrictions.

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

The FA sector sells its products through sales channels separate from the MT&S sector. A network of employees, direct sales, external domestic distributors, representatives and system houses market the products of these divisions. International revenue currently accounts for 38% of this sector's volume. Efforts continue to expand sales channels in international markets.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Geographic Segment Information on pages 17 and 29 of the Company's 1998 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 1998, 1997, and 1996 included sales to Asia-Pacific, Europe and other regions that may require the Company to obtain export permission from the U.S. government. The Company does not undertake manufacturing on custom systems or projects until it is assured that permission will be granted. However, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, the U.S. government still maintains multilateral controls in agreement with allies and unilateral controls based on U.S. initiatives and foreign policy that may cause delays for certain shipments or the rejection of orders by the Company.

BACKLOG
The Company's backlog, which it defines as firm orders remaining unfilled, totaled $175.4 million at September 30, 1998, $175.8 million at September 30, 1997, and $120.5 million at September 30, 1996. The Company believes that approximately $160 million of the backlog at September 30, 1998 will become revenue during fiscal 1999. Delays may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site. Any such delay can affect the period when backlog is recognized as revenue.

COMPETITION
In the MT&S sector, customers may choose to buy equipment from the Company or from competitors, principally: Instron (U.S.-based), Interlachen (U.S.), AVL (Austria), Zwick (Germany), Saganomiya and Shimadzu (Japan). There are also smaller local competitors in most major countries.

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

MANUFACTURING AND ENGINEERING
The Company conducted a significant portion of its fiscal 1998 MT&S manufacturing and engineering activities in Minneapolis. Certain engineering, project management, final system assembly and quality testing may be done in Berlin, Germany, and Tokyo, Japan. Electromechanical material testing systems are assembled in the Raleigh, NC, facility and in the Paris, France facility. The Company's MTS-PowerTek subsidiary engineers and assembles dynamometer control systems and provides related services from Detroit. Manufacturing and engineering activities for the FA sector occur in Raleigh, NC, New Ulm, MN, Ludenscheid, Freiburg, and Stralsund, Germany, and at the Company's majority-owned subsidiary in Nagoya, Japan.

PATENTS AND TRADEMARKS
The Company holds a number of patents, patent applications, licenses, trademarks and copyrights which it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark or copyright.

RESEARCH AND DEVELOPMENT
The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $21.9, $17.5, and $17.7 million for fiscal years 1998, 1997, and 1996 respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. The combination of internally sponsored product development and system or application innovation on customer contracts approximates 10% of annual sales volume.

EMPLOYEES
MTS employed 2,272 persons as of September 30, 1998, including 397 employees in Europe, 48 in Japan, 13 in China, 4 in Canada, 12 in Korea, 4 in Hong Kong, and 2 in Singapore.

None of the Company's U.S. employees are covered by a collective bargaining agreement, and MTS has experienced no work stoppages at any location.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS
A major portion of products and systems delivered to a customer may consist of equipment and component parts purchased from vendors. The relationship which the Company promotes with its vendors is partnership based with an emphasis on continuous improvement. The Company is dependent upon certain computing hardware and software devices and certain raw materials which have limited sources. However, the Company has not experienced significant problems in procurement or delivery of any essential materials, parts or components in the last several years.

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


BUSINESS SYSTEMS DEVELOPMENT
The Company undertook the development and deployment of an enterprise-wide financial and business operations software system in 1997. The company expects to complete its first phase of implementation in early 1999, with subsequent phases to follow. This system is expected to improve business processing and to provide software processing capability beyond the end of the century.

ITEM 2.   PROPERTIES

Domestic Facilities:

The Company's corporate headquarters and main MT&S plant, occupying 410,000 square feet, is located on 56 acres of land in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967. Six additions, the most recent completed in 1997, have expanded the plant to its present size. Approximately 50% of the Eden Prairie facility is used for manufacturing and assembly while the balance of the facility is used for office space. In 1998, 17,000 square feet of manufacturing space was leased in Chanhassen, Minnesota under a five year operating lease expiring in 2003.

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

International Facilities:

MTS Systems GmbH is located in an 80,000 square foot facility in Berlin, Germany. As of September 30, 1998 3,000 square feet has been leased to other companies. The building is situated on land leased by MTS from the city government. The lease expires in 2069.

MTS Systems (France) operates in a leased facility in Paris, France, of approximately 38,000 square feet. Approximately 40% of this space is used for manufacturing with the remainder used as offices. The current lease expires at the end of fiscal 2000.

MTS Sensors Technologie operates in a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities occupy 18,000 square feet at this location.

Custom Servo Motors Antriebstechnik Verwaltungs GmbH operates in three leased facilities in Germany, two in Freiburg, and a new facility in Stralsund. The Freiburg facilities total about 12,000 square feet and the Stralsund location is about 16,000 square feet. Approximately 50% of the Freiburg facilities and 70% of the Stralsund facility are used for assembly with the remainder used as offices.

The Company also leases office and general purpose space for its sales and service subsidiaries in Stroud, United Kingdom; Torino, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; Toronto, Canada; Sao Paulo, Brazil; Gothenburg, Sweden; Beijing and Shanghai, Peoples Republic of China; Singapore; and Hong Kong. No manufacturing is conducted at these locations.

Expansion Opportunities:

Room remains at its Eden Prairie location for limited facility expansion. Also, the sites in Cary, North Carolina could be expanded. Other suitable commercial real property is available for purchase or lease in metropolitan areas where the Company is presently located. The Company considers its current facilities adequate to support its operations in 1999.

ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings were pending or threatened against the Company or its subsidiaries as of September 30, 1998.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended September 30, 1998, for a vote by the shareholders.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Company's stock is traded on The Nasdaq Stock Market's National Market (Nasdaq) under the symbol MTSC. The following table shows the Company's low and high closing sale transactions as reported by Nasdaq. Share prices for fiscal year 1997 have been restated retroactively for the two-for-one stock split in the form of a 100% stock dividend effective February 2, 1998.

         Quarter Ended                  Low *               High *
         -------------                  -----               ------

         December 31, 1996              $ 9.625             $10.75

         March 31, 1997                 $ 9.75              $11.312

         June 30, 1997                  $10.25              $15.25

         September 30, 1997             $14.375             $19.625


         December 31, 1997              $17.375             $20.00

         March 31, 1998                 $13.50              $19.00

         June 30, 1998                  $15.50              $19.25

         September 30, 1998             $11.562             $17.75

         * Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

At December 1, 1998 there were 1,760 holders of record of the Company's $.25 par value common stock. The Company estimates that there are an additional 2,000 beneficial shareholders whose stock is held by nominees or broker dealers.

The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 1998, 1997 and 1996, the Company paid dividends totaling $.24, $.20 and $.16 per share, per year, respectively, to holders of its common stock.

Under the terms of the Company's credit agreements, certain covenants require that tangible net worth, as defined, must exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 1998, tangible net worth exceeded the minimum by $24.8 million and the Company had $16.3 million available for repurchases of its common stock. The Company has flexibility to declare and pay dividends in the future similar to recent dividends.


ITEM 6.   SELECTED FINANCIAL DATA

A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary" on page 16 of the Company's 1998 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 22 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 and in Note 1 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders. This information is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

Statements included or incorporated by reference in this Form 10-K which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:

      (i) With regard to the Company's 1998 product developments, there are no uncertainties known to the Company concerning the expected results.

      (ii) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders, generally over $10 million, in connection with sales of MT&S systems.

      (iii) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Foreign revenues may also be affected by local political conditions and/or currency restrictions.

      (iv) Delays in realization of $175.4 million in backlog orders as of September 30, 1998 (approximately $160 million of which are anticipated to be recognized during fiscal 1999) may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

      (v) Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors. For the MT&S sector, customers may also contract with testing laboratories or construct their own testing equipment, purchasing commercially available components. Factors which influence the customer's decision include price, service and required level of technology.

      (vi) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition. Further disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 and in Note 1 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders. This information is incorporated herein by reference.

      (vii) Risks in connection with the Year 2000 issue, including risks of anticipated Year 2000 compliance, greater-that-anticipated costs, or risks of business interruptions due to inability of the Company's vendors to comply.

The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Corporate Executive Officers of the Registrant on September 30, 1998 were:

Name and Age                  Position                           Officer Since
------------                  --------                           -------------
D. M. Sullivan (63)           Chairman                                1976
S. W. Emery, Jr. (52)         President and                           1998
                              Chief Executive Officer
K. D. Zell (56)               Executive Vice President                1979
W. G. Beduhn (57)             Vice President                          1983
M. L. Carpenter (61)          Vice President                          1973
                              and Chief Financial Officer
M. G. Togneri (61)            Vice President                          1991


Officers serve at the discretion of and are elected annually by the board of directors, and serve until their successors are elected. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:

            Officer                             Business Experience
            -------                             -------------------

            D. M. Sullivan          Chairman since 1994. Chief Executive Officer
                                    from 1987 to March 17, 1998. President and
                                    Chief Operating Officer from 1982 to March
                                    17, 1998. Vice President from 1976 to 1982.
                                    Has extensive prior experience in the
                                    management of technology intensive
                                    businesses.

            S. W. Emery, Jr.        President and Chief Executive Officer since
                                    March 17, 1998. Management and executive positions with Honeywell, Inc. from 1985 to 1997. (Area Vice President Western and
                                    Southern Europe from 1994 to 1997; Group
                                    Vice President, Military Avionics Systems from 1989 to 1994; Vice President and
                                    General Manager, Space Systems Division from
                                    1988 to 1989; Vice President Operations,
                                    Process Controls Division from 1985 to 1988.

            K. D. Zell              Executive Vice President of Mechanical
                                    Testing and Simulation sector since 1993.
                                    Vice President of Materials Testing Division from 1988 to 1993. Vice President, Sales and
                                    Service from 1984 to 1988. Vice President,
                                    Product Group from 1979 to 1984. Division manager, Hydro-Mechanical Products from 1978 to 1979.

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

            M. L. Carpenter         Vice President and Chief Financial Officer
                                    since 1991. Vice President and Treasurer since 1973.

            M.G. Togneri            Vice President of Sensors Division since
                                    1998. Vice President of Factory Automation sector from 1991 to 1997. Prior to his employment at MTS was Vice President at Square D Corporation and General Manager of
                                    Crisp Automation. Has extensive experience in the industrial instrumentation and control business in the U.S. and internationally.


(a) Information concerning the Company's Directors, including business experience, can be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 26, 1999, and is incorporated herein by reference.

(b) The Company has no other significant employees requiring disclosure in this Form 10-K.

(c)   There are no family relationships between and among directors or officers.

(d) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 26, 1999, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

See Item 12.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 26, 1999, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

The following documents are filed as part of this report:

      (a)   Financial Statements:

            See accompanying Index to Financial Statements on Page F-1.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

      (c)   Exhibits:

            3.a Restated and amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from exhibit 3.a of Form 10-K for the fiscal year ended September 30, 1996.

            3.b   Restated Bylaws, reflecting amendments through May 26, 1998.

            10.a Management Variable Compensation Plan, Fiscal 1998, dated December 3, 1998.

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

            10.f Severance Agreement, dated March 5, 1998 between the Registrant and William G. Beduhn as amended.

            10.g Severance Agreement, dated May 13, 1998 between the Registrant and Marshall L. Carpenter as amended.

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

            10.k Severance Agreement, dated May 20, 1997 between the Registrant and Donald M. Sullivan, incorporated by reference to exhibit 10.k of Form 10-K for the fiscal year ended September 30, 1997.

            10.l Severance Agreement, dated May 1, 1990 between the Registrant and Richard S. White, incorporated by reference to exhibit 10.q of Form 10-K for the fiscal year ended September 30, 1990.

            10.m Severance Agreement, dated March 27, 1998 between the Registrant and Keith D. Zell, as amended.

            10.n Severance Agreement, dated March 24, 1998 between the Registrant and Mauro G. Togneri, as amended.

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

            10.r Severance Agreement, dated March 16, 1998 between the Registrant and Sidney W. Emery.

            10.s Change in Control Agreement, dated March 16, 1998 between the Registrant and Sidney W. Emery.

            10.t Change in Control Agreement, dated March 27, 1998 between the Registrant and Keith D. Zell.

            10.u Change in Control Agreement, dated May 13, 1998 between the Registrant and Marshall L. Carpenter.

            10.v Change in Control Agreement, dated March 24, 1998 between the Registrant and Mauro G. Togneri.

            10.w Change in Control Agreement, dated March 13, 1998 between the Registrant and William G. Beduhn.

            13. Annual Report to Shareholders for the fiscal year ended September 30, 1998.

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


                                         MTS SYSTEMS CORPORATION



                                         By:      /s/ Donald M. Sullivan
                                              -----------------------------
                                              Donald M. Sullivan
                                              Chairman

                                         By:      /s/ Sidney W. Emery, Jr.
                                              -----------------------------
                                              Sidney W. Emery Jr.
                                              President and Chief Executive
                                              Officer

                                         By:      /s/ Marshall L. Carpenter
                                              -----------------------------
                                              Marshall L. Carpenter
                                              Vice President and Chief Financial
                                              Officer



Date:  December 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                     By:      /s/ Charles A. Brickman
                                          -----------------------------
                                          Charles A. Brickman, December 18, 1998
                                          Director

                                     By:      /s/ Jean Lou Chameau
                                          -----------------------------
                                          Jean Lou Chameau, December 18, 1998
                                          Director

                                     By:      /s/ Bobby I. Griffin
                                          -----------------------------
                                          Bobby I. Griffin, December 18, 1998
                                          Director

                                     By:      /s/ Russell A. Gullotti
                                          -----------------------------
                                          Russell A. Gullotti, December 18, 1998
                                          Director

                                     By:      /s/ Brendan E. Hegarty
                                          -----------------------------
                                          Brendan E. Hegarty, December 18, 1998
                                          Director

                                     By:      /s/ Thomas E. Holloran
                                          -----------------------------
                                          Thomas E. Holloran, December 18, 1998
                                          Director

                                     By:      /s/ Linda Hall Whitman
                                          -----------------------------
                                          Linda Hall Whitman, December 18, 1998
                                          Director

                                     By:      /s/ Thomas E. Stelson
                                          -----------------------------
                                          Thomas E. Stelson, December 18, 1998
                                          Director

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


A.    CONSOLIDATED FINANCIAL STATEMENTS

      Reference is made to the consolidated financial statements in the Company's 1998 Annual Report to Shareholders which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.


                                                              Annual
                                                              Report       10-K
                                                               Page        Page
                                                               ----        ----


Quarterly Financial Information (Unaudited)                     22          ---

Consolidated Balance Sheets - September 30, 1998                23          ---
and 1997

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 1998,
1997 and 1996                                                   24          ---

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1998, 1997 and 1996                   25          ---

Notes to Consolidated Financial Statements                      26          ---

Report of Independent Public Accountants                        35          ---

                                                              Annual
                                                              Report       10-K
                                                               Page        Page
                                                               ----        ----


B.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
     ON SCHEDULE                                                ---         F-3

C.   CONSOLIDATED SCHEDULE

Schedule                         Description
--------                         -----------

II            Summary of Consolidated Allowances for
              Doubtful Accounts                                 ---         F-4

              All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To MTS Systems Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 20, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule (page F-4) listed as a part of Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  November 20, 1998

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

                              FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996




             Balance             Provision             Amounts           Balance
             Beginning           Charged to            Written           End of
             of Year             Operations            Off               Year
             -------             ----------            -------           -------

                                    (expressed in thousands)

1998         $2,010                $344                 $(219)           $2,135

1997          1,742                 449                  (181)            2,010

1996          1,824                 330                  (412)            1,742

                                  EXHIBIT INDEX


              Exhibit
              No.                     Description
              ---                     -----------

              3.b           Restated Bylaws

              10.a          Management Variable Compensation Plan Fiscal 1998

              10.f          Severance Agreement, dated March 5, 1998, as amended

              10.g          Severance Agreement, dated May 13, 1998, as amended

              10.m Severance Agreement, dated March 27, 1998, as amended

              10.n Severance Agreement, dated March 24, 1998, as amended

              10.r          Severance Agreement, dated March 16, 1998

              10.s          Change in Control Agreement, dated March 16, 1998

              10.t          Change in Control Agreement, dated March 27, 1998

              10.u          Change in Control Agreement, dated May 13, 1998

              10.v          Change in Control Agreement, dated March 24, 1998

              10.w          Change in Control Agreement, dated March 13, 1998

              13. Annual Report to Shareholders for the fiscal year ended September 30, 1998

              21.           Subsidiaries of the Company

              23.           Consent of Independent Public Accountants

              27.           Financial Data Schedule