Form 10-K/A
period 1998-09-30
MTS SYSTEMS CORP
filed 1999-01-12
CIK 68709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

  (MARK ONE)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     [X]   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                              For the Transition period from ___________ to

COMMISSION FILE NO.  0-2382

                             MTS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                       41-0908057
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             14000 TECHNOLOGY DRIVE
                       EDEN PRAIRIE, MINNESOTA 55344-9763
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 937-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.25 PAR VALUE PER SHARE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES __X__   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 1998, 18,598,890 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock (based upon the average of the high and low prices) held by non-affiliates was $215,938,000.

                                    PART III

            Item 12 is amended to correct the calculation of the number and percentage of shares of Common Stock beneficially owned by "All directors and executive officers as a group" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, which previously and incorrectly included the shares owned by E. Thomas Binger who retired from the Board of Directors of the Company prior to the November 30, 1998 record date. Item 12 is accordingly hereby amended to read as follows:

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Except as modified below, the information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which was filed with the Securities and Exchange Commission on December 22, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

            SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

            The following table sets forth, as of the close of business on November 30, 1998, the number and percentage of outstanding shares of Common Stock of the Company beneficially owned (i) by each person who is known to the Company to beneficially own more than five percent (5%) of the Common Stock of the Company, (ii) by each director of the Company, (iii) by each executive officer named in the Summary Compensation Table below, and (iv) by all directors and executive officers of the Company as a group:

  NAME AND ADDRESS OF                      NUMBER OF SHARES         PERCENT
   BENEFICIAL OWNER                       BENEFICIALLY OWNED        OF CLASS
  -------------------                     ------------------        --------
E. Thomas Binger                             1,143,000(1)              6.1%
5575 Wayzata Boulevard
Minneapolis, MN 55412

Donald M. Sullivan                             329,258(1)(2)           1.8%

Charles A. Brickman                            185,000(1)                *

Marshall L. Carpenter                          179,797(1)(3)             *

Keith D. Zell                                  135,933(1)(4)             *

William G. Beduhn                               92,437(1)(5)             *

Mauro G. Togneri                                53,832(1)(6)             *

Thomas E. Holloran                              34,664(1)                *

Thomas E. Stelson                               34,000(1)                *

Bobby I. Griffin                                27,000(1)                *

Sidney W. Emery, Jr.                            26,650(1)(7)             *

Russell A. Gullotti                             13,000(1)                *

Linda Hall Whitman                               5,374(1)                *

Jean-Lou Chameau                                 3,000(1)                *

Brendan C. Hegarty                               3,000(1)                *

All directors and executive officers         1,420,367(1)(8)           7.4%
   as a group (20 persons)


*Less than 1%.

(1) Includes the following number of shares which could be purchased under stock options exercisable within sixty (60) days of November 30, 1998: Mr. Binger, 7,000 shares; Mr. Brickman, 15,000 shares; Mr. Carpenter, 50,549, Mr. Sullivan, 205,266 shares; Mr. Zell, 66,181 shares; Mr. Beduhn, 36,833 shares; Mr. Emery, no shares; Mr. Holloran, 15,000 shares; Mr. Stelson, 11,000 shares; Mr. Griffin, 15,000 shares; Mr. Gullotti, 11,000 shares; Dr. Whitman, 3,000 shares; Mr. Chameau, 3,000 shares; Mr. Hegarty, 3,000 shares; Mr. Togneri, 37,832 shares; and by all directors and executive officers as a group, 625,317 shares. The 7,000 shares purchasable by Mr. Binger are not included in the total for all executive officers and directors as a group due to Mr. Binger's retirement from the Board of Directors of the Company on August 18, 1998.

(2) Includes 17,750 shares owned jointly with his spouse. The voting and investment discretion over those shares are shared accordingly.

(3) Includes 129,248 shares owned jointly with his spouse. The voting and investment discretion over those shares are shared accordingly.

(4) Includes 40,018 shares held in a trust for the benefit of Mr. Zell's children for which Mr. Zell serves as trustee.

(5) Includes 6,108 shares owned jointly with his spouse. The voting and investment discretion over those shares are shared accordingly. Includes 46,856 shares held by his spouse, the beneficial ownership of such shares is disclaimed.

(6) Includes 3,840 shares owned jointly with his spouse. The voting and investment discretion over those shares are shared accordingly.

(7) Includes a restricted stock grant of 24,000 shares issued on March 17, 1998 in connection with his employment with the Company.

(8) Includes 270,371 shares owned jointly with a spouse, 77,308 shares owned directly by a spouse and 40,018 shares which are held in trust.

                                    SIGNATURE

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MTS SYSTEMS CORPORATION
                                       ("Registrant")


Dated:  January 12, 1999               By /s/ Donald M. Sullivan
                                          -------------------------------------
                                          Chairman of the Board