Form 10-Q
period 1998-12-31
MTS SYSTEMS CORP
filed 1999-02-16
CIK 68709

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended December 31, 1998

                          Commission File Number 0-2382

                                ----------------


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

                           __X__ Yes           _____ No


         The number of shares outstanding of the Registrant's common stock as of January 31, 1999 was 18,627,769 shares.


--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                       FIRST QUARTER REPORT ON FORM 10-Q
                    FOR THREE MONTHS ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION


      Item 1.Financial Statements

              Consolidated Balance Sheets
                 December 31, 1998 and September 30, 1998                    2

              Consolidated Statements of Income
                 Three months ended December 31, 1998 and 1997               3

              Consolidated Statements of Cash Flows
                 Three months ended December 31, 1998 and 1997               4

              Consolidated Statements of Changes in Shareholders' Equity
                 Three months ended December 31, 1998 and
                 years ended September 30, 1998 and 1997                     5

              Notes to Consolidated Financial Statements                     6-7

      Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition              8-10


PART II - OTHER INFORMATION

      Item 5. Other Information                                              11

      Item 6. Exhibits and Reports on Form 8-K                               11

      Signatures                                                             12

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (expressed in thousands, except per share data)

                                                    December 31       September 30
ASSETS                                                  1998              1998
                                                    -----------       ------------
Current assets:
  Cash and cash equivalents                         $    14,301       $    10,512
  Accounts receivable                                    90,699            89,278
  Unbilled contracts and retainage receivable            31,234            35,891
  Inventories-
    Customer jobs-in-process                              4,569            10,750
    Components, assemblies and parts                     48,242            42,925
  Prepaid expenses                                        8,334             4,237
                                                    -----------       -----------

    Total current assets                                197,379           193,593
                                                    -----------       -----------

Property and Equipment:
  Land                                                    2,437             2,437
  Buildings and improvements                             40,863            40,432
  Machinery and equipment                                94,606            88,626
  Accumulated depreciation                              (66,088)          (63,758)
                                                    -----------       -----------

    Total property and equipment, net                    71,818            67,737
                                                    -----------       -----------

Other assets                                             34,639            37,118
                                                    -----------       -----------

Total assets                                        $   303,836       $   298,448
                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                            $    24,132       $    28,243
  Current maturities of long-term debt                    1,083             1,180
  Accounts payable                                       14,815            19,406
  Accrued compensation and benefits                      27,334            26,919
  Advance billings to customers                          28,404            17,360
  Other accrued liabilities                              11,560            12,106
                                                    -----------       -----------

    Total current liabilities                           107,328           105,214

Deferred income taxes                                     5,007             4,939
Long-term debt, less current maturities                  45,212            45,259
                                                    -----------       -----------

Commitments and contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 18,615,329 and 18,579,481
    shares issued and outstanding                         4,654             4,645
  Additional paid-in capital                              3,557             3,322
  Retained earnings                                     134,914           133,203
  Accumulated other comprehensive income                  3,164             1,866
                                                    -----------       -----------

      Total shareholders' investment                    146,289           143,036
                                                    -----------       -----------

Total liabilities and shareholders' investment      $   303,836       $   298,448
                                                    ===========       ===========


    The accompanying notes are an integral part of these financial statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)


                                         FOR THE THREE MONTHS ENDED
                                                DECEMBER 31
                                           1998              1997
                                       -----------       -----------

NET REVENUE                            $    87,733       $    73,938
COST OF REVENUE                             54,358            43,699
                                       -----------       -----------
  Gross profit                              33,375            30,239

OPERATING EXPENSES:
  Selling                                   14,431            12,346
  General and administrative                 5,020             5,201
  Research and development                   5,909             4,568
  Restructuring expense                      2,100                --
                                       -----------       -----------
    Total operating expenses                27,460            22,115

INCOME FROM OPERATIONS                       5,915             8,124

  Interest expense                           1,252               226
  Interest income                              (51)             (108)
  Other (income) and expense, net              381             1,294
                                       -----------       -----------

INCOME BEFORE INCOME TAXES                   4,333             6,712
PROVISION FOR INCOME TAXES                   1,506             2,400
                                       -----------       -----------

NET INCOME                             $     2,827       $     4,312
                                       ===========       ===========



BASIC EARNINGS PER SHARE               $      0.15       $      0.24

DILUTED EARNINGS PER SHARE             $      0.15       $      0.22

DIVIDENDS PER SHARE                    $      0.06       $      0.06

BACKLOG                                $   175,153       $   166,900


    The accompanying notes are an integral part of these financial statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)

                                                          FOR THE THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                             1998             1997
                                                          ----------       ----------
OPERATING ACTIVITIES
  Net income                                              $    2,827       $    4,312
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            2,963            2,212
      Deferred income taxes                                       37                5
  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                                 5,149           (4,549)
    Inventories                                                1,120           (4,046)
    Prepaid expenses                                          (4,060)            (463)
    Advance billings to customers                             10,945            3,732
    Other, net                                                (5,530)          (6,721)
                                                          ----------       ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           13,451           (5,518)
                                                          ----------       ----------

INVESTING ACTIVITIES
    Property and equipment, net                               (4,529)          (4,834)
    Other assets                                                 368              (42)
                                                          ----------       ----------

NET CASH USED IN INVESTING ACTIVITIES                         (4,161)          (4,876)
                                                          ----------       ----------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                (4,111)          10,226
    Payments on long-term borrowings                            (249)            (215)
    Cash dividends                                            (1,116)          (1,099)
    Proceeds from employee stock option
      and stock purchase plans                                   244              294
    Payments to purchase and retire common stock                  --             (186)
                                                          ----------       ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (5,232)           9,020
                                                          ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (269)              (3)
                                                          ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3,789           (1,377)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              10,512           10,285
                                                          ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   14,301       $    8,908
                                                          ==========       ==========


    The accompanying notes are an integral part of these financial statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                            (expressed in thousands)

                                                                                                        ACCUMULATED
                                                                                                           OTHER           TOTAL
                                          COMMON          PAID-IN      COMPREHENSIVE      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                           STOCK          CAPITAL          INCOME         EARNINGS      INCOME(LOSS)    INVESTMENT
                                        -----------     -----------     -----------     -----------     -----------    -----------
BALANCE AT SEPTEMBER 30, 1996           $     2,293     $         0     $         0     $   106,485     $     4,036    $   112,814

Comprehensive income:
  Net Income                                                            $    20,863          20,863                         20,863
                                                                        -----------

  Other comprehensive income (loss):
    Foreign currency translation                                             (2,306)            (83)         (2,306)        (2,389)
                                                                        -----------

        Comprehensive income                                            $    18,557
                                                                        -----------

Exercise of stock options                        78           4,511                                                          4,589
Common stock purchased and retired              (87)         (3,073)                         (4,453)                        (7,613)
Cash dividends                                                                               (3,645)                        (3,645)

                                        -----------     -----------                     -----------     -----------     -----------
BALANCE AT SEPTEMBER 30, 1997                 2,284           1,438                         119,167           1,730        124,619

Comprehensive income:
  Net Income                                                            $    20,766          20,766                         20,766
                                                                        -----------

  Other comprehensive income (loss):
    Foreign currency translation                                                136                             136            136
                                                                        -----------

        Comprehensive income                                            $    20,902
                                                                        -----------

Stock Split 2 for 1                           2,301                                          (2,301)                            --
Exercise of stock options                        75           3,086                                                          3,161
Common stock purchased and retired              (15)         (1,202)                                                        (1,217)
Cash dividends                                                                               (4,429)                        (4,429)

                                        -----------     -----------                     -----------     -----------     -----------
BALANCE AT SEPTEMBER 30, 1998                 4,645           3,322                         133,203           1,866        143,036

Comprehensive income:
  Net Income                                                            $     2,827           2,827                          2,827
                                                                        -----------

  Other comprehensive income (loss):
    Foreign currency translation                                              1,298                           1,298          1,298
                                                                        -----------

        Comprehensive income                                            $     4,125
                                                                        -----------

Exercise of stock options                         9             235                                                            244
Common stock purchased and retired               --              --                                                             --
Cash dividends                                                                               (1,116)                        (1,116)

                                        -----------     -----------                     -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1998            $     4,654     $     3,557                     $   134,914     $     3,164    $   146,289
                                        ===========     ===========                     ===========     ===========     ===========


    The accompanying notes are an integral part of these financial statements

              MTS SYSTEMS CORPORATION AND SUBSIDIARIES (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for the fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

2. COMPREHENSIVE INCOME

The Company adopted the new standard, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income. The standard becomes effective with the quarter ended December 31, 1998. Prior year amounts have been restated and presented to conform with the new standard.

3. EARNINGS PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share include the dilutive effect of potential common shares. Weighted average common shares and per share computations have been restated for the two-for-one stock split effective February 2, 1998

                                                 QUARTER ENDED     Quarter Ended
                                                  DECEMBER 31       December 31
                                                     1998               1997
--------------------------------------------------------------------------------
                                 (expressed in thousands, except per share data)
Weighted average
  common shares
  outstanding                                          18,594            18,290
Diluted potential
  common shares                                           501               970
--------------------------------------------------------------------------------
Total dilutive
  common shares                                        19,095            19,260
--------------------------------------------------------------------------------
Basic net income
  per share                                             $0.15             $0.24
Diluted net income
  per share                                             $0.15             $0.22
================================================================================

4. RESTRUCTURING CHARGE

The Company has taken a series of actions to better align its organizational structure with market elements, improve operational performance, and reduce costs. These actions resulted in a one-time charge during the first quarter of fiscal year 1999 of approximately $2.1 million ($1.3 million after tax, or $.07 per share). This charge relates principally to a workforce reduction and $0.3 million for operational consolidations. Annualized pretax cost savings from reducing the number of employees and contractors is estimated to be $5.0 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS


New Orders and Backlog

New orders for the first quarter of fiscal 1999, ended December 31, 1998, were $87.2 million compared to $69.2 million for the same period last year. The gain resulted from increased orders from international customers, primarily in Europe and Asia. Orders from international customers were 56.3% of the total for the first quarter compared to 43.5% in the prior year. The overall increase includes $6.5 million of orders from acquisitions made during fiscal 1998.

Orders for the Mechanical Testing and Simulation (MT&S) sector increased 33.1% to $69.8 million from the prior year. A decline in domestic orders was more than offset by the increase in international orders. New orders for the Factory Automation (FA) sector rose 8.5% to $17.4 million from fiscal 1998.

The backlog of undelivered orders at December 31, 1998 was $175 million, a slight decline from September 30, 1998, but a 4.9% increase from first quarter, fiscal 1998.

Results of Operations

Revenue rose nearly $14 million to $87.7 million, an increase of 18.7% over the first quarter of fiscal 1998. Domestic revenue accounted for 53.1% and 53.8% of total revenue for the quarters ended December 31, 1998 and 1997, respectively. MT&S revenue increased 17.4% from the prior year to $68.5 million, while FA revenue increased 23.2% to $19.2 million. 1998 acquisitions accounted for $5.9 million of the revenue increase.

Gross margin increased to $33.4 million, up 10.4% or $3.1 million over the prior year. Both the MT&S and FA sectors contributed to this increase. Consolidated gross margin, as a percent of revenue, was 38.0% and 40.9% for the quarters ended December 31, 1998 and 1997, respectively. The decrease in the gross margin percentage was due to a change in business mix resulting in a higher content of custom projects, continued price competition in the marketplace and several operations operating at less than planned volume levels. Margins percents are forecasted to improve in the last half of fiscal 1999.

First quarter, fiscal 1999 operating expenses totaled $27.5 million, an increase of $5.3 million over 1998. The majority of the increase in operating expenses is due to a $2.1 million restructuring charge related to a previously announced workforce reduction and $2.5 million in incremental operating costs due to the timing of 1998 acquisitions which occurred after the first quarter. Excluding these amounts, on a year over year comparison, operating costs increased 3.4% in the first quarter, fiscal 1999 over the prior year.

Other income and expense decreased from 1998 due to favorable foreign exchange transactions including both the impact in translating international subsidiary account balances and settlements of specific transactions denominated in foreign currencies.

Income before income taxes for the first quarter, fiscal 1999 was $4.3 million, down $2.4 million from the first quarter, 1998. Excluding the $2.1 million restructuring charge taken in the first quarter, income before income taxes declined slightly from the previous year.

The effective tax rate for the quarter ended December 31, 1998 was 34.7% compared to 35.8% for the quarter ended December 31, 1997 and 34% for the year ended September 30, 1998. First quarter, fiscal 1999 net income, including the restructuring charge, was $2.8 million or $0.15 per share. The effect of the first quarter restructuring charge was to reduce 1999 net income by $1.5 million or $0.08 per share

Financial Condition and Liquidity

The ratio of current assets to current liabilities was unchanged at 1.8 at December 31, 1998 and September 30, 1998. Working capital remained strong at $90 million. Cash and cash equivalents increased slightly to $14.3 million. At December 31, 1998, the Company's capital structure was comprised of $25.2 million of current debt, $45.2 million of long-term debt and $146.3 million of shareholders' investment. The ratio of total debt to total capitalization was 32.5%, down from 34.3% at September 30, 1998.

For the first quarter of fiscal year 1999, operating activities generated $13.4 million of cash, compared to cash used of $5.5 million in the first quarter of the prior year. The increase in cash generated for the quarter was due to a decrease in receivables and inventories while advanced billings to customers for projects increased $10.9 million.

Cash used during the quarter included capital expenditures for property and equipment additions of $4.5 million.

Cash used in financing activities was $5.2 million for the first quarter. This included $4.1 million in payments on notes payable to banks and cash dividends of $1.1 million.

The Company believes that the combination of present capital resources, internally generated funds and available financing resources will be adequate to finance on-going operations, allow for reinvestment in the business and strategic acquisitions.

Year 2000

The following is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act. This disclosure should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K.

The Company continues to evaluate the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain computer-based products and systems to operate correctly into and during the year 2000. If not corrected, these products and systems could fail or create erroneous results. Following preliminary work done in fiscal 1997, in early 1998 the Company established a full-time Year 2000 central project office led by a senior technical manager reporting directly to an executive.

The central project office has been working with each of the Company's twelve producing sites to evaluate the following areas:

1.  Site Infrastructure, Equipment and Vendors
    Business Information Systems
    End User Computing Systems
    Telecommunications Infrastructure
    Service Providers
    Material Suppliers
    Manufacturing and Metrology Equipment and Facilities

2.  Products Manufactured at Site

SITE INFRASTRUCTURE, EQUIPMENT AND VENDORS
The Company's major Business Information, End User Computing and Telecom Systems have been identified at each site, and the vast majority of these systems that have been tested are compliant. Each site has developed a plan for completion of testing and remediation of critical systems.

The Company believes its greatest Year 2000 exposure lies with a limited number of critical/sole source service providers and material suppliers. A failure of these vendors to be able to operate up to and through the year 2000 could have a material adverse effect on the Company's business, financial condition and operating results. The Company has sent surveys to such vendors and has received responses from most of them about their Year 2000 readiness. Where the Company does not have sufficient comfort that a critical vendor will be ready, site management is obtaining more detailed information and during the first quarter of fiscal 1999 has begun to develop contingency plans, where feasible, in those cases where such interruption remains reasonably possible.

The Company's manufacturing and metrology equipment and facilities contain embedded processors and code which have been inventoried and evaluated for Year 2000 readiness. A few instances require remediation.

The Company is on plan for the completion of testing and where necessary remediation of the above items by June 30, 1999.

PRODUCTS MANUFACTURED AT SITE
The Company's FA sector products contain few date sensitive computer and embedded processors. The Company has completed an evaluation of the vast majority of these products and is currently working to complete the balance. All of the products evaluated to date have been found to be year 2000 ready, in some cases with stipulations, and the Company believes that will be the case with the products yet to be evaluated.

The Company's MT&S sector products are by their nature computer intensive. The Company has assessed the vast majority of these products and advised its customers as to their Year 2000 readiness via its web site and written communication. The balance of products will be assessed by March 31, 1999. In those cases where MT&S's products were found to be non-compliant, less than 2%, or in the case of discontinued products that were not evaluated, the Company is working with its customers to provide upgrades that are year 2000 ready.

SUMMARY
The Company estimates that the costs directly related to its Year 2000 project were $300,000 in fiscal 1998 and will be $800,000 in fiscal 1999. Approximately $100,000 was incurred in the first quarter of fiscal 1999. Such costs are expensed as incurred.

This Readiness Disclosure is a Forward Looking statement as defined by the Securities and Exchange Commission and the Company recognizes that, although not expected, there are risks of project delays, costs incurred, vendor compliance, and loss of business which are outside the direct control of the Company and/or could prove to be material.

PART II----OTHER INFORMATION

ITEM 5. Other Information.

Annual Shareholders Meeting

The Annual Meeting of Shareholders was held on January 26, 1999 at the Company's headquarters in Eden Prairie, Minnesota. With shareholders voting 89.1% of the outstanding shares, actions passed to re-elect the Board of Directors and ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants. The motion to amend the Company's Amended and Restated Articles of Incorporation to authorize the creation of 25,000,000 shares of Preferred Stock and to authorize multiple classes of Common Stock, was not approved

Forward Looking Statements

In this report the Company makes forward-looking statements which reflect management's current expectations or beliefs. We caution our shareholders and other readers of this report that actual future results could differ materially from those in the forward looking statements depending upon many factors, some beyond our control, including factors related to Company competitive performance, industry conditions and international economic trends

ITEM 6. Exhibits and Reports on Form 8-K.

        The following are submitted as part of this report.

        (a)     Exhibit 27
                Financial Data Schedule

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

        (c) 1998 Annual Report to Shareholders, incorporated by reference from exhibit 13 of Form 10-K for fiscal year ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MTS SYSTEMS CORPORATION



                                          /s/ Sidney W. Emery, Jr.
                                        ----------------------------------
                                        Sidney W. Emery, Jr.
                                        President
                                        Chief Executive Officer



                                          /s/ Marshall L. Carpenter
                                        ----------------------------------
                                        Marshall L. Carpenter
                                        Vice President
                                        Chief Financial Officer


Dated: February 12, 1999