Form 10-Q
period 1999-03-31
MTS SYSTEMS CORP
filed 1999-05-14
CIK 68709

--------------------------------------------------------------------------------



                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1999

                          Commission File Number 0-2382

                               ------------------


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

                    X     Yes           No
                   ---             ---

            The number of shares outstanding of the Registrant's common stock as of May 1, 1999 was 18,771,577 shares.

--------------------------------------------------------------------------------

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION


                 Item 1.Financial Statements

                              Consolidated Balance Sheets
                                 March 31, 1999 and September 30, 1998                         2

                              Consolidated Statements of Income
                                 Three months ended March 31, 1999 and 1998                    3

                              Consolidated Statements of Income
                                 Six months ended March 31, 1999 and 1998                      4

                              Consolidated Statements of Cash Flows
                                 Six months ended March 31, 1999 and 1998                      5

                              Notes to Consolidated Financial Statements                      6-7

                 Item 2.  Management's Discussion and Analysis of
                                 Results of Operations and Financial Condition               8-12

PART II -- OTHER INFORMATION

                 Item 5.  Other Information                                                   13

                 Item 6.  Exhibits and Reports on Form 8-K                                    14

                 Signatures                                                                   15

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (expressed in thousands, except per share data)


                                                  March 31     September 30
ASSETS                                              1999           1998
                                                  ---------    ------------

Current assets:
  Cash and cash equivalents                       $  19,684     $  10,512
  Accounts receivable                                76,783        89,278
  Unbilled contracts and retainage receivable        29,764        35,891
  Inventories-
    Customer jobs-in-process                          9,388        10,750
    Components, assemblies and parts                 47,566        42,925
  Prepaid expenses                                    6,613         4,237
                                                  ---------     ---------

    Total current assets                            189,798       193,593
                                                  ---------     ---------

Property and Equipment:
  Land                                                2,437         2,437
  Buildings and improvements                         40,031        40,432
  Machinery and equipment                            93,603        88,626
  Accumulated depreciation                          (65,000)      (63,758)
                                                  ---------     ---------

    Total property and equipment, net                71,071        67,737
                                                  ---------     ---------

    Other assets                                     33,787        37,118
                                                  ---------     ---------

Total assets                                      $ 294,656     $ 298,448
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                          $  30,065     $  28,243
  Current maturities of long-term debt                  945         1,180
  Accounts payable                                   16,605        19,406
  Accrued compensation and benefits                  20,509        26,919
  Advance billings to customers                      21,575        17,360
  Other accrued liabilities                           9,791        12,106
                                                  ---------     ---------

    Total current liabilities                        99,490       105,214

Deferred income taxes                                 4,765         4,939
Long-term debt, less current maturities              44,336        45,259
                                                  ---------     ---------

Commitments and contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 18,629,507 and 18,579,481
    shares issued and outstanding                     4,657         4,645
  Additional paid-in capital                          3,593         3,322
  Retained earnings                                 136,659       133,203
  Accumulated other comprehensive income              1,156         1,866
                                                  ---------     ---------

    Total shareholders' investment                  146,065       143,036
                                                  ---------     ---------

Total liabilites and shareholders' investement    $ 294,656     $ 298,448
                                                  =========     =========


The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)


                                     FOR THE THREE MONTHS ENDED
                                              MARCH 31
                                          1999          1998
                                       ---------     ---------
NET REVENUE                            $  86,950     $  81,685
COST OF REVENUE                           53,597        50,073
                                       ---------     ---------
  Gross profit                            33,353        31,612

OPERATING EXPENSES:
  Selling                                 13,519        12,757
  General and administrative               6,456         5,772
  Research and development                 6,092         5,447
  Restructuring expense                        -             -
                                       ---------     ---------
    Total operating expenses              26,067        23,976

INCOME FROM OPERATIONS                     7,286         7,636

  Interest expense                         1,145           449
  Interest income                           (121)          (69)
  Other (income) and expense, net          1,862          (267)
                                       ---------     ---------

INCOME BEFORE INCOME TAXES                 4,400         7,523
PROVISION FOR INCOME TAXES                 1,538         2,657
                                       ---------     ---------

NET INCOME                             $   2,862     $   4,866
                                       =========     =========


BASIC EARNINGS PER SHARE               $    0.15     $    0.27

DILUTED EARNINGS PER SHARE             $    0.15     $    0.26

DIVIDENDS PER SHARE                    $    0.06     $    0.06

BACKLOG                                $ 164,991     $ 164,109


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)



                                     FOR THE SIX MONTHS ENDED
                                             MARCH 31
                                        1999         1998
                                     ---------     ---------

NET REVENUE                          $ 174,682     $ 155,623
COST OF REVENUE                        107,955        93,771
                                     ---------     ---------
  Gross profit                          66,727        61,852

OPERATING EXPENSES:
  Selling                               27,950        25,103
  General and administrative            11,476        10,973
  Research and development              12,001        10,016
  Restructuring expense                  2,100             -
                                     ---------     ---------
    Total operating expenses            53,527        46,092

INCOME FROM OPERATIONS                  13,200        15,760

  Interest expense                       2,397           675
  Interest income                         (172)         (176)
  Other (income) and expense, net        2,243         1,026
                                     ---------     ---------

INCOME BEFORE INCOME TAXES               8,732        14,235
PROVISION FOR INCOME TAXES               3,043         5,057
                                     ---------     ---------

NET INCOME                           $   5,689     $   9,178
                                     =========     =========


BASIC EARNINGS PER SHARE             $    0.31     $    0.50

DILUTED EARNINGS PER SHARE           $    0.30     $    0.48

DIVIDENDS PER SHARE                  $    0.12     $    0.12

BACKLOG                              $ 164,991     $ 164,109


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)


                                                      FOR THE SIX MONTHS ENDED
                                                             MARCH 31
                                                         1999         1998
                                                       --------     --------

OPERATING ACTIVITIES
  Net income                                           $  5,689     $  9,178
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       6,213        4,459
      Deferred income taxes                                  35            6
  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                           17,600      (10,009)
    Inventories                                          (4,053)     (10,241)
    Prepaid expenses                                     (2,426)        (530)
    Advance billings to customers                         4,383        3,389
    Accounts payable and accrued liabilities            (10,477)      (5,133)
                                                       --------     --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      16,964       (8,881)
                                                       --------     --------

INVESTING ACTIVITIES
    Property and equipment, net                          (7,676)     (10,468)
    Other assets                                           (116)          71
                                                       --------     --------

NET CASH USED IN INVESTING ACTIVITIES                    (7,792)     (10,397)
                                                       --------     --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable            1,826       28,430
    Payments on long-term borrowings                       (421)        (165)
    Cash dividends                                       (2,233)      (2,202)
    Proceeds from exercise of stock options                 368        1,417
    Payments to purchase and retire common stock            (85)      (1,149)
                                                       --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (545)      26,331
                                                       --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     545          123
                                                       --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 9,172        7,176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         10,512       10,285
                                                       --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 19,684     $ 17,461
                                                       ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements

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

2. EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share include the dilutive effect of potential common shares. Weighted average common shares and per share computations have been restated for the two-for-one stock split effective February 2, 1998.

                              Three Months Ended          Six Months Ended
                            MARCH 31      March 31      MARCH 31      March 31
                              1999          1998          1999          1998
--------------------------------------------------------------------------------
                             (expressed in thousands, except per share data)
Weighted average
  common shares
  outstanding                18,624        18,384        18,609        18,337
Dilutive potential
  common shares                 447           550           474           760
--------------------------------------------------------------------------------
Total dilutive
  common shares              19,071        18,934        19,083        19,097
--------------------------------------------------------------------------------
Basic net income
  per share                   $0.15         $0.27         $0.31         $0.50
Diluted net income
  per share                   $0.15         $0.26         $0.30         $0.48
--------------------------------------------------------------------------------





3. RESTRUCTURING CHARGE

The Company has taken a series of actions to better align its organizational structure with market elements, improve operational performance, and reduce costs. These actions resulted in a one-time charge during the first quarter of fiscal year 1999 of approximately $2.1 million ($1.5 million after tax, or $.08 per share). This charge relates principally to a workforce reduction and $0.3 million for other. Annualized pretax cost savings from reducing the number of employees and contractors are estimated to be $5.0 million. Of the charges mentioned above, $890,000 was paid during the first six months of fiscal 1999 for severance related costs.

4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was a loss of approximately $2.0 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively and a loss of approximately $0.7 million and $1.4 million for each of the six month periods ended March 31, 1999 and 1998.

             MTS SYSTEMS CORPORATION AND SUBSUBSIDIARIES (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



NEW ORDERS AND BACKLOG

THREE MONTHS ENDED 3/31/99 COMPARED TO THREE MONTHS ENDED 3/31/98

New orders for the second quarter of fiscal 1999 increased to $76.8 million compared to $74.6 million for the same period one year ago. International orders were up 45.6% for the quarter while domestic orders decreased by 17.5% when compared to the same period one year ago.

Orders for the Mechanical Testing and Simulation (MT&S) sector increased 3.8% to $60.6 million from $58.3 million for the prior year. The MT&S sector accounted for 78.8% of total orders compared to 78.3% one year ago. Orders for the Measurement and Automation Group (MAG) remained flat at $16.3 million. The MAG sector accounted for 21.2% of total orders compared to 21.7% one year ago.

SIX MONTHS ENDED 3/31/99 COMPARED TO SIX MONTHS ENDED 3/31/98

New orders for the first half of fiscal 1999 increased to $164.3 million compared to $143.9 million for the same period one year ago. International orders were 47.7% and 35.1% for the first halves of fiscal 1999 and 1998 respectively. International orders have increased 55.1% to $78.3 million when compared to the same period one year ago. The increase in international orders have been fueled by a strong European market and the beginning of a recovery in the Asian and Japanese economies.

Orders for the Mechanical Testing and Simulation (MT&S) sector increased 11.4% to $130.6 million from $111.6 million for the prior year. The MT&S sector accounted for 79.5% of total orders compared to 77.5% one year ago. Orders for the Measurement and Automation Group (MAG) increased 4.2% to $33.7 million from $32.3 million for the prior year. The MAG sector accounted for 20.5% of total orders compared to 22.5% one year ago.

Backlog of undelivered orders at March 31, 1999 was $165.0 million, a slight increase over the backlog at March 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED 3/31/99 COMPARED TO THREE MONTHS ENDED 3/31/98

On January 4, 1999 The Company implemented its new system wide financial accounting software (SAP). The startup impact of implementing the new software was approximately $1.4 million ($.09 million after tax or $.05 cents per share). The impact is due mainly to $900,000 from lost productivity and $500,000 for SAP consultants. All appropriate expenses prior to the implementation date were capitalized to the balance sheet. Productivity levels returned to near normal during March. The company expects productivity will return to normal during the third quarter of its fiscal year.

Because the company operates in many different countries around the world it is exposed to currency fluctuations. These fluctuations can cause either a gain or a loss due to the translation of the foreign currencies to U.S. dollars. For the three months ended March 31, 1999 the net impact on income of translating these foreign currencies to U.S. dollars was a loss of approximately $800,000. This amount was offset by a gain of approximately $800,000 during the first quarter of fiscal 1999.

REVENUE for the second quarter of fiscal 1999 was $87.0 million, an increase of $5.3 million or 6.5% over the same three months of fiscal 1998. International content of revenue was 51.9% of total revenues compared to 50.0% for the second quarter ended March 31, 1999 and 1998 respectively.

GROSS PROFIT for the second quarter of fiscal 1999 increased 5.5% to $33.4 million compared to $31.6 million for the same period one year ago. Gross profit as a percentage of revenue decreased slightly to 38.4% from 38.6% for the three-month periods ending March 31, 1999 and 1998 respectively, even though the current quarter was negatively impacted by the SAP implementation.

SELLING EXPENSES increased by 6.0% to $13.5 million compared to $12.8 million for the three months ending March 31, 1999 and 1998 respectively. Selling expense as a percentage of revenue decreased slightly to 15.5% compared to 15.6% for the same period one year ago.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 11.9% to $6.5 million compared to $5.8 million for the three months ending March 31, 1999 and 1998 respectively. General and administrative expense as a percentage of revenue increased to 7.4% compared to 7.1% for the same period one year ago.

RESEARCH AND DEVELOPMENT increased by 11.8% to $6.1 million compared to $5.4 million for the three months ending March 31, 1999 and 1998 respectively. Research and development expense as a percentage of revenue increased slightly to 7.0% compared to 6.7% for the same period one year ago.

INTEREST (INCOME) AND EXPENSE increased to $1.0 million compared to $0.4 million for the three months ending March 31, 1999 and 1998 respectively. Interest expense increased mainly due to the timing of borrowings for 1998 acquisitions, which occurred in the second half of 1998. Net interest expense as a percentage of revenue increased to 1.2% from 0.5% for the same period one year ago.

OTHER (INCOME) AND EXPENSE, which includes gains and losses from foreign currency translations, increased to $1.9 million from $(0.3) million for the three months ending March 31, 1999 and 1998 respectively.

NET INCOME decreased 41.2% to $2.9 million compared to $4.9 million for the three months ending March 31, 1999 and 1998 respectively. Net income as a percentage of revenue decreased to 3.3% from 6.0% for the same period one year ago. The effective tax rate for the second quarter of fiscal 1999 remained unchanged at 35% when compared to the same period one year ago. Excluding the $1.4 million ($0.9 million after tax or $.05 cents a share) related to the implementation of new software discussed above, net income would have been $3.8 million compared to $4.9 million for the three months ended March 31, 1999 and 1998 respectively.

SIX MONTHS ENDED 3/31/99 COMPARED TO SIX MONTHS ENDED 3/31/98

During the first half of fiscal 1999, revenues increased 12.3% to $174.7 million. The 1998 acquisitions of Performance Controls, Inc., Nano Indentation Systems and SDRC's Noise and Vibration Division, which occurred in the second half of 1998, account for $14.2 million of the increase in revenues for the current fiscal year. Excluding this amount, revenue for the six months ended March 31, 1999 increased 3.1% to $160.5 over the same period last year.

For the six month period ended March 31, 1999 the net impact on income of translating foreign currencies to U.S. dollars was approximately zero.

Operating expenses for the first half of fiscal 1999 increased 16.1% to $53.5 million. Included in this total is a $2.1 million restructuring charge related to a previously announced workforce reduction which occurred during the first quarter of fiscal 1999 and $5.0 million in incremental operating costs due to the timing of 1998 acquisitions which occurred after the first half of the year. Excluding these amounts, operating costs for the six months ended March 31, 1999 increased slightly over the same period last year.

REVENUE for the first six months of fiscal 1999 was $174.7 million, an increase of $19.1 million or 12.3% over the first six months of fiscal 1998. The timing issues related to the acquisitions noted above account for $14.2 million of the change from the previous fiscal year. Excluding the $14.2 million, revenue would have been $160.5 million compared to $155.6 million for the same period a year ago. International content of revenue was 49.4% of total revenues compared to 48.0% for the six month periods ended March 31, 1999 and 1998 respectively.

GROSS PROFIT for the first half of 1999 increased 7.9% to $66.7 million compared to $61.9 million for the same period one year ago. Gross profit as a percentage of revenue was 38.2% compared to 39.7% for the six-month periods ending March 31, 1999 and 1998 respectively. The decrease in gross profit was due to lost productivity resulting from the SAP implementation as discussed above.

SELLING EXPENSES increased by 11.3% to $28.0 million compared to $25.1 million for the six months ending March 31, 1999 and 1998 respectively. Selling expense as a percentage of revenue decreased slightly to 16.0% compared to 16.1% for the same period one year ago. Excluding $1.7 million in incremental operating costs for fiscal 1998 acquisitions discussed above, selling expenses would have been $26.3 million, a 4.8% increase over the $25.1 million reported for the first half of fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 4.6% to $11.5 million compared to $11.0 million for the six months ending March 31, 1999 and 1998 respectively. General and administrative expense as a percentage of revenue decreased to 6.6% compared to 7.1% for the same period one year ago. Excluding $1.6 million in incremental operating costs for fiscal 1998 acquisitions discussed above, general and administrative expenses would have been $9.9 million, a 9.7% decrease from the $11.0 million reported for the first half of fiscal 1998.

RESEARCH AND DEVELOPMENT increased by 19.8% to $12.0 million compared to $10.0 million for the six months ending March 31, 1999 and 1998 respectively. Research and development expense as a percentage of revenue increased slightly to 6.9% compared to 6.4% for the same period one year ago. Excluding $1.7 million in incremental operating costs for fiscal 1998 acquisitions discussed above, research and development expenses would have been $10.3 million, a 2.4% increase over the $10.0 million reported for the first half of fiscal 1998.

INTEREST (INCOME) AND EXPENSE increased to $2.2 million compared to $0.5 million for the six months ending March 31, 1999 and 1998 respectively. Net interest expense as a percentage of revenue increased to 1.3% from 0.3% for the same period one year ago. Interest expense increased due to the timing of borrowings for 1998 acquisitions, which occurred in the second half of 1998.

OTHER (INCOME) AND EXPENSE increased 118.6% to $2.2 million from $1.0 million for the six months ending March 31, 1999 and 1998 respectively.

NET INCOME decreased 38.0% to $5.7 million compared to $9.2 million for the six months ending March 31, 1999 and 1998 respectively. Net income as a percentage of revenue decreased to 3.3% from 5.9% for the same period one year ago. Excluding the previously mentioned $2.1 million ($1.5 million after tax or $0.08 per share) restructuring charge and the $1.4 million ($0.9 million after tax or $.05 cents a share) in software implementation related charges and costs, net income would have been $8.1 million a 11.8% decrease from $9.2 million reported one year ago. The effective tax rate for the first half of fiscal 1999 was 34.8% compared to 35.5% for first half of fiscal 1998.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided $17.0 million in the first six months of 1999 and required $8.9 million for the same period in 1998. The $17.0 million increase in cash was a direct result of $5.7 million of net income coupled with $5.0 million provided by working capital items, such as accounts payable, accounts receivable and unearned revenue. In addition, there was $6.3 million of cash flows provided during the first six months of 1999 from depreciation and amortization expense and other non-cash items.

CASH FLOWS FROM INVESTING ACTIVITIES required cash totaling $7.8 million in the first six months of 1999 compared to $10.4 million in 1998. The majority of the cash outflows during the first six months of 1999 and 1998 related to net additions to property, plant and equipment. The Company expects that future expenditures for property, plant and equipment will be met with internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES required $0.5 million in the first six months of 1999 compared to cash provided of $26.3 million in 1998. The $28.4 million in short-term borrowings in the first half of fiscal 1998 was used primarily to fund working capital needs. Cash flows from financing activities primarily related to cash disbursements for dividends of $2.2 million and cash provided from short-term borrowings of $1.8 million. The Company had no new long-term borrowings for the first half of 1999 and payments on its long-term debt of $421,000.


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

Products Manufactured at Site

The Company's Factory Automation sector products contain few date sensitive computer and embedded processors. The Company has completed an evaluation of the vast majority of these products and is currently working to complete the balance. All of the products evaluated to date have been found to be year 2000 ready, in some cases with stipulations, and the Company believes that will be the case with the products yet to be evaluated.

The Company's MT&S sector products are by their nature computer intensive. The Company has assessed the vast majority of these products and advised its customers as to their Year 2000 readiness via its web site and written communication. The balance of products will be assessed by May 31, 1999. In those cases where MT&S's products were found to be non-compliant, less than 2%, or in the case of discontinued products that were not evaluated, the Company is working with its customers to provide upgrades that are year 2000 ready.

Summary

The Company estimates that the costs directly related to its Year 2000 project were $300,000 in fiscal 1998 and will be $800,000 in fiscal 1999. Approximately $200,000 was incurred durring the first two quarters of fiscal 1999. Such costs are expensed as incurred.

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

PART II-------OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

            (a) The Company's Annual Meeting of Shareholders was held January
                26, 1999.

            (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                            Votes For    Votes Against

                Jean-Lou Chameau           16,197,241       205,796
                Charles A. Brickman        16,167,722       235,315
                Bobby I. Griffin           16,197,872       205,165
                Russell A. Gullotti        16,201,276       201,761
                Thomas E. Holloran         16,195,305       207,732
                Brendan C. Hegarty         16,199,676       203,361
                Sidney W. Emery            16,205,595       197,442
                Linda Hall Whitman         16,193,046       209,991

                No voters abstained or were broker/bank non-votes for any of the directors.

            (c) Shareholders did not approve the proposal to amend the Company's
                Articles of Incorporation to authorize the creation of 25,000,000 shares of Preferred Stock and to authorize multiple classes of Common Stock with 6,597,962 votes for; 7,707,555 votes against; 257,153 abstained; and 2,041,528 non-votes by broker/banks.

            (d) Arthur Andersen LLP was ratified to serve as the Company's independent auditor for fiscal year 1999 with 16,495,274 votes for; 36,009 votes against; and 68,915 votes abstained.

ITEM 5.  Other Information.

Subsequent Event

On March 23, 1999 the company announced that it had entered into a definitive merger agreement with DSP Technology Inc. [Nasdaq: DSPT]. The combined company, operating as MTS Systems Corporation and headquartered in Eden Prairie, Minn., would have annual revenues of more than $375 million based on revenues for the prior 12 months.

The transaction will be accounted for as a pooling of interests and provides for the tax-free exchange of 2,077,000 shares of MTS Common Stock for all DSPT outstanding Common Stock and net share equivalents of outstanding DSPT stock options.

The exchange ratio will be determined at closing by dividing the 2,077,000 MTS Common Shares by the sum of the total number of DSPT Common Shares outstanding plus the common share equivalent of outstanding DSPT stock options.

The transaction is expected to close in the second calender quarter of this year, subject to approval of the merger agreement by stockholders of DSPT and customary closing conditions, including regulatory approvals.

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

            (a)         Exhibit 27
                        Financial Data Schedule

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

            (c) 1998 Annual Report to Shareholders, incorporated by reference from exhibit 13 of Form 10-K for fiscal year ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MTS SYSTEMS CORPORATION



                                           /s/ Sidney W. Emery, Jr.
                                           ------------------------------------
                                           Sidney W. Emery, Jr.
                                           President
                                           Chief Executive Officer



                                           /s/ Marshall L. Carpenter
                                           ------------------------------------
                                           Marshall L. Carpenter
                                           Vice President
                                           Chief Financial Officer


Dated:  May 14, 1999