Form 10-Q
period 1999-06-30
MTS SYSTEMS CORP
filed 1999-08-12
CIK 68709

--------------------------------------------------------------------------------



                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        __________

                                   -----------

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

                  Registrants telephone number: (612)-937-4000

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

         The number of shares outstanding of the Registrant's common stock as of August 11, 1999 was 20,864,310 shares.


--------------------------------------------------------------------------------

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                              Page No.
                                                                                              --------
PART I - FINANCIAL INFORMATION


             Item 1. Financial Statements

                      Consolidated Balance Sheets
                        June 30, 1999 and September 30, 1998                                      2

                      Consolidated Statements of Income
                        Three and nine months ended June 30, 1999
                        and 1998                                                                  3

                      Consolidated Statements of Cash Flows
                        Nine months ended June 30, 1999 and 1998                                  4

                      Notes to Consolidated Financial Statements                                 5-6

             Item 2. Management's Discussion and Analysis of
                     Results of Operations and Financial Condition                              7-12

             Item 3. Qualitative and Quantitative Disclosures About
                     Market Risks                                                                12

PART II - OTHER INFORMATION

             Item 5. Other Information                                                           13

             Item 6. Exhibits and Reports on Form 8-K                                            13

             Signatures                                                                          14

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (expressed in thousands, except per share data)


                                                   June 30     September 30
ASSETS                                              1999          1998
                                                  ---------     ---------

Current Assets:
  Cash and cash equivalents                       $  17,152     $  12,589
  Accounts receivable                                87,575        93,313
  Unbilled contracts and retainage receivable        32,058        35,891
  Inventories-
    Customer jobs-in-process                          8,654        15,057
    Components, assemblies and parts                 55,767        42,925
  Prepaid expenses                                    7,401         4,536
                                                  ---------     ---------

    Total current assets                            208,607       204,311
                                                  ---------     ---------

Property and Equipment:
  Land                                                2,437         2,437
  Buildings and improvements                         39,673        40,432
  Machinery and equipment                           102,416        94,761
  Accumulated depreciation                          (71,203)      (67,688)
                                                  ---------     ---------

    Total property and equipment, net                73,323        69,942
                                                  ---------     ---------

    Other assets                                     34,981        38,769
                                                  ---------     ---------

Total assets                                      $ 316,911     $ 313,022
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                          $  10,387     $  28,243
  Current maturities of long-term debt                  797         1,180
  Accounts payable                                   24,337        20,274
  Accrued compensation and benefits                  23,039        26,919
  Advance billings to customers                      15,861        17,360
  Other accrued liabilities                          15,896        16,247
                                                  ---------     ---------

    Total current liabilities                        90,317       110,223

Deferred income taxes                                 4,437         4,851
Long-term debt, less current maturities              60,064        45,259
                                                  ---------     ---------

Commitments and contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,856,298 and 20,656,394
    shares issued and outstanding                     5,214         5,164
  Additional paid-in capital                          7,880         5,818
  Retained earnings                                 148,589       139,782
  Accumulated other comprehensive income                410         1,925
                                                  ---------     ---------

    Total shareholders' investment                  162,093       152,689
                                                  ---------     ---------

Total liabilites and shareholders' investement    $ 316,911     $ 313,022
                                                  =========     =========


       The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)



                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                JUNE 30                       JUNE 30
                                          1999          1998             1999          1998
                                        ---------     ---------        ---------     ---------

NET REVENUE                             $  95,363     $  91,899        $ 284,767     $ 259,398
COST OF REVENUE                            57,545        56,208          172,110       155,393
                                        ---------     ---------        ---------     ---------
  Gross profit                             37,818        35,691          112,657       104,005

OPERATING EXPENSES:
  Selling                                  15,324        14,318           46,006        41,697
  General and administrative                7,149         6,300           20,390        18,848
  Research and development                  7,035         6,324           20,612        17,451
  Restructuring expense                        --            --            2,596            --
  Acquisition expense                       1,391            --            1,391            --
                                        ---------     ---------        ---------     ---------
    Total operating expenses               30,899        26,942           90,995        77,996

INCOME FROM OPERATIONS                      6,919         8,749           21,662        26,009

  Interest expense                          1,032           570            3,429         1,246
  Interest income                             (74)          (75)            (246)         (251)
  Other (income) and expense, net          (2,308)         (267)            (178)          547
                                        ---------     ---------        ---------     ---------

INCOME BEFORE INCOME TAXES                  8,269         8,521           18,657        24,467
PROVISION FOR INCOME TAXES                  2,976         2,854            6,492         8,687
                                        ---------     ---------        ---------     ---------

NET INCOME                              $   5,293     $   5,667        $  12,165     $  15,780
                                        =========     =========        =========     =========



BASIC EARNINGS PER SHARE                $    0.25     $    0.28        $    0.59     $    0.77

DILUTED EARNINGS PER SHARE              $    0.25     $    0.27        $    0.57     $    0.74

DIVIDENDS PER SHARE                     $    0.06     $    0.06        $    0.18     $    0.18

BACKLOG                                 $ 154,422     $ 172,590        $ 154,422     $ 172,590


       The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)



                                                     FOR THE NINE MONTHS ENDED
                                                              JUNE 30
                                                         1999         1998
                                                       --------     --------

OPERATING ACTIVITIES
  Net income                                           $ 12,165     $ 15,780
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                      10,189        7,852
      Deferred income taxes                                (118)        (197)
  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                            7,463       (4,327)
    Inventories                                          (7,590)     (13,277)
    Prepaid expenses                                     (2,939)        (581)
    Advance billings to customers                        (1,236)      (3,550)
    Accounts payable and accrued liabilities              3,325       (5,538)
                                                       --------     --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      21,259       (3,838)
                                                       --------     --------

INVESTING ACTIVITIES
    Property and equipment, net                         (12,716)     (16,098)
    Acquisitions, net of cash acquired                       --      (18,976)
    Other assets                                            675          293
                                                       --------     --------

NET CASH USED IN INVESTING ACTIVITIES                   (12,041)     (34,781)
                                                       --------     --------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable          (19,585)      42,340
    Proceeds from issuance of long-term debt             16,115        3,017
    Payments on long-term borrowings                       (648)        (300)
    Cash dividends                                       (3,360)      (3,317)
    Proceeds from exercise of stock options               2,198        2,717
    Payments to purchase and retire common stock            (85)      (1,149)
                                                       --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (5,365)      43,308
                                                       --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     710         (491)
                                                       --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 4,563        4,198

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         12,589       12,558
                                                       --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 17,152     $ 16,756
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

                                               Three Months Ended                   Nine Months Ended
                                            JUNE 30           June 30          JUNE 30            June 30
                                             1999               1998             1999               1998
---------------------------------------------------------------------------------------------------------------
                                                   (expressed in thousands, except per share data)
Weighted average
   common shares
   outstanding                               20,813            20,597           20,728             20,509
Dilutive potential
   common shares                                396               814              448                744
---------------------------------------------------------------------------------------------------------------
Total dilutive
   common shares                             21,209            21,411           21,176             21,253
---------------------------------------------------------------------------------------------------------------
Basic net income
   per share                                  $0.25             $0.28            $0.59              $0.77
Diluted net income
   per share                                  $0.25             $0.27            $0.57              $0.74
---------------------------------------------------------------------------------------------------------------



3. RESTRUCTURING CHARGES

The Company has taken a series of actions to better align its organizational structure with market elements, improve operational performance and reduce costs. These actions resulted in a one-time charge during the first quarter of fiscal year 1999 of $2.1 million ($1.5 million after tax, or $.08 per share). This charge relates principally to a workforce reduction and $0.3 million for other costs. Annualized pretax cost savings from reducing the number of employees and contractors are estimated to be $5.0 million. In the first quarter of fiscal year 1999, DSP Technology, Inc. (see note 4) announced its strategic decision to relocate its corporate headquarters and consolidate its Transportation Group operations in Ann Arbor, Michigan from Freemont, California. This decision resulted in a restructuring charge of $0.5 million ($0.3 million after tax or $.02 cents per share). This charge relates to employee severance cost of $0.3 million and $0.2 million in idle facility and winding down costs. Of the total restructuring charges mentioned above, $0.8 million remains to be paid for severance related costs.

4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was $4.6 million and $6.0 million for the three months ended June 30, 1999 and 1998, respectively and $10.7 million and $14.7 million for each of the nine month periods ended June 30, 1999 and 1998.

5. POOLING-OF-INTERESTS

On May 28, 1999 the Company completed a merger with DSP Technology, Inc. (DSP), a company that is active in engine development market segments where MTS currently does not have a presence. Under the terms of the agreement, the Company issued 2,076,913 shares of common stock in exchange for all of the outstanding shares and vested stock options of DSPs' common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, all periods included in these consolidated financial statements have been restated to give effect to the merger. The following are the results of operations for the separate companies for all periods currently and previously reported on.

                                                Three Months Ended       Nine Months Ended
                                                      June 30                June 30
                                                 1999        1998        1999        1998
                                               --------     -------    --------    --------
Net Revenue:
  MTS                                          $ 89,222     $85,826    $263,904    $241,450
  DSP                                             6,141       6,073      20,863      17,948
                                               --------     -------    --------    --------
    Combined Revenue                             95,363      91,899     284,767     259,398

Income (Loss) Before Income Taxes (Note A):
  MTS                                             9,380       7,751      18,112      21,986
  DSP                                            (1,111)        770         545       2,481
                                               --------     -------    --------    --------
    Combined Income Before Income Taxes        $  8,269     $ 8,521    $ 18,657    $ 24,467
                                               ========     =======    ========    ========

Note A: 1999 amounts include $0.3 million and $1.1 million in acquisition related cost for the Company and DSP respectively.


No significant adjustments were made to the prior years financial statements of either the Company or DSP.

             MTS SYSTEMS CORPORATION AND SUBSUBSIDIARIES (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



NEW ORDERS AND BACKLOG

THREE MONTHS ENDED 6/30/99 COMPARED TO THREE MONTHS ENDED 6/30/98

New orders for the third quarter of fiscal 1999 decreased to $77.3 million compared to $78.8 million a 2.0% decrease when compared to the same period one year ago. International orders decreased to 48.5% of total orders from 62.9% when compared to the same period one year ago. Delays in placing orders by customers due to the introduction of a new product line for material testing load frames are partially responsible for the decline in orders. In addition, heavy price competition and weak economic conditions in the Japanese markets and a general softness in the North American markets have also added to this decline.

Orders for the Mechanical Testing and Simulation (MT&S) sector decreased 9.2% to $55.6 million from $61.2 million for the prior year. The decrease in the MT&S sector is due generally to the same reasons mentioned above. The MT&S sector accounted for 71.9% of total orders compared to 77.6% one year ago. Orders for the Factory Automation sector (FA) increased 23.3% to $21.7 million from $17.6 million for the prior year. The FA sector accounted for 28.1% of total orders compared to 22.4% one year ago.

NINE MONTHS ENDED 6/30/99 COMPARED TO NINE MONTHS ENDED 6/30/98

New orders for the first nine months of fiscal 1999 increased to $251.9 million compared to $231.1 million a 9.0% increase when compared to the same period one year ago. International orders increased to 46.0% compared to 43.3% of total orders for the first three quarters of fiscal 1999 and 1998 respectively. International orders increased due to a strong European market and a slight recovery in the Asian markets.

Orders for the Mechanical Testing and Simulation (MT&S) sector increased 8.5% to $196.5 million from $181.1 million for the prior year. The MT&S sector accounted for 78.0% of total orders compared to 78.4% one year ago. Orders for the Factory Automation sector (FA) increased 10.8% to $55.4 million from $50.0 million for the prior year. The FA sector accounted for 22.0% of total orders compared to 21.6% one year ago.

Backlog of undelivered orders at June 30, 1999 was $154.4 million, a decrease of 10.5% from the backlog at June 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED 6/30/99 COMPARED TO THREE MONTHS ENDED 6/30/98

Because the company operates in many different countries around the world it is exposed to currency fluctuations. These fluctuations can cause either a gain or a loss due to the translation of the foreign currencies to U.S. dollars. For the three months ended June 30, 1999 the net impact on income of currency transaction gains offset in part by a translation loss was approximately $1.5 million.

NET REVENUE for the third quarter of fiscal 1999 was $95.4 million, an increase of $3.5 million or 3.8% over the same three months of fiscal 1998. International content of revenue was 47.3% of total revenues compared to 41.7% for the third quarter ended June 30, 1999 and 1998 respectively. Europe is showing strong double digit revenue growth while the domestic markets as well as price competition and weak economic conditions in Asia have slowed growth in these markets.

GROSS PROFIT for the third quarter of fiscal 1999 increased 6.0% to $37.8 million compared to $35.7 million for the same period one year ago. Gross profit as a percentage of net revenue increased to 39.7% from 38.8% for the three-month periods ended June 30, 1999 and 1998 respectively.

SELLING EXPENSES increased by 7.0% to $15.3 million compared to $14.3 million for the three months ended June 30, 1999 and 1998 respectively. Selling expense as a percentage of net revenue increased to 16.1% compared to 15.6% from the same period one year ago. See nine month analysis for information related to acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 13.5% to $7.1 million compared to $6.3 million for the three months ended June 30, 1999 and 1998 respectively. General and administrative expense as a percentage of net revenue increased to 7.5% compared to 6.9% from the same period one year ago. See nine month analysis for information related to acquisitions.

RESEARCH AND DEVELOPMENT EXPENSES increased by 11.2% to $7.0 million compared to $6.3 million for the three months ended June 30, 1999 and 1998 respectively. Research and development expense as a percentage of net revenue increased to 7.4% compared to 6.9% from the same period one year ago. See nine month analysis for information related to acquisitions.

ACQUISITION EXPENSES were $1.4 million for the three month period ended June 30, 1999. The expenses consist of such items as professional fees, filing fees, and other transaction related charges for the acquisition of DSP Technology, Inc..

INTEREST (INCOME) AND EXPENSE increased to $1.0 million compared to $0.5 million for the three months ended June 30, 1999 and 1998 respectively. Interest expense increased in part due to new borrowings, which have been used to fund new acquisitions as well as working capital needs. Net interest expense as a percentage of revenue increased to 1.0% from 0.5% for the same period one year ago.

OTHER (INCOME) AND EXPENSE was ($2.3) million compared to ($0.3) million for the three months ended June 30, 1999 and 1998 respectively. Other income and expense increased mainly due to currency gains of $1.5 million and net life insurance proceeds of $1.4 million.

NET INCOME decreased 6.6% to $5.3 million compared to $5.7 million for the three months ended June 30, 1999 and 1998 respectively. Net income as a percentage of revenue decreased to 5.6% from 6.2% for the same period one year ago. The effective tax rate for the third quarter of fiscal 1999 increased to 36.0% as compared to 33.5% for the same period one year ago. The increase in the effective tax rate is due primarily to the addition of DSP Technology, Inc in the Company's restated financial statements.

NINE MONTHS ENDED 6/30/99 COMPARED TO NINE MONTHS ENDED 6/30/99

During the first three quarters of fiscal 1999, revenues increased 9.8% to $284.8 million. The 1998 acquisitions of Performance Controls, Inc., Nano Instruments, Inc. and SDRC's Noise and Vibration Division, which occurred during the second half of 1998, account for $19.1 million and $4.8 million of the revenues for the periods ending June 30, 1999 and 1998 respectively. The 1998 acquisitions are on target with the Company's expectations.

For the nine month period ended June 30, 1999 the net impact on income of currency transaction gains offset in part by a translation loss was approximately $1.5 million.

Operating expenses for the first three quarters of fiscal 1999 increased 16.7% to $91.0 million compared to $78.0 million for the same nine months of fiscal 1998. Included in the 1999 numbers are a $2.1 million restructuring charge related to a previously announced workforce reduction which occurred during the first quarter of fiscal 1999, restructuring charges of $0.5 million related to DSP (see footnote 3 in notes to consolidated financial statements) and $1.4 million in acquisition related expenses. In addition, Included in the 1999 and 1998 numbers are incremental operating costs relating to 1998 acquisitions. The incremental costs are $6.1 million and $1.1 million for the periods ended June 30, 1999 and 1998 respectively. Excluding these amounts, operating costs would have been $80.8 million and $76.9 million for the nine month periods ended June 30, 1999 and 1998 respectively.

NET REVENUE for the first nine months of fiscal 1999 was $284.8 million, an increase of $25.4 million or 9.8% over the first nine months of fiscal 1998. The timing issues related to the acquisitions noted above account for $19.1 million and $4.8 million for the nine months ended June, 30 1999 and 1998 respectively. Excluding the $19.1 million and $4.8 million, revenue would have been $265.7 million compared to $254.6 million for the same period a year ago.
International content of revenue increased to 46.2% of total revenues compared to 43.8% for the nine month periods ended June 30, 1999 and 1998 respectively.

GROSS PROFIT for the first nine months of 1999 increased 8.3% to $112.7 million compared to $104.0 million for the same period one year ago. Gross profit as a percentage of net revenue decreased slightly to 39.6% compared to 40.1% for the nine-month periods ended June 30, 1999 and 1998 respectively.

SELLING EXPENSES increased by 10.3% to $46.0 million compared to $41.7 million for the nine months ended June 30, 1999 and 1998 respectively. Selling expense as a percentage of net revenue increased slightly to 16.2% compared to 16.1% for the same period one year ago. Excluding incremental operating costs for fiscal 1998 acquisitions of $2.5 million and $0.2 million for the nine month periods ended June 30, 1999 and 1998 respectively, selling expenses would have been $43.5 million, a 4.8% increase over the $41.5 million reported for the first nine months of fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 8.2% to $20.4 million compared to $18.9 million for the nine months ended June 30, 1999 and 1998 respectively. General and administrative expense as a percentage of net revenue decreased slightly to 7.2% compared to 7.3% for the same period one year ago. Excluding incremental operating costs for fiscal 1998 acquisitions of $1.0 million and $0.4 million for the nine month periods ended June 30, 1999 and 1998 respectively, general and administrative expenses would have been $19.4 million, a 5.4% increase from the $18.5 million reported for the first nine months of fiscal 1998.

RESEARCH AND DEVELOPMENT increased by 18.1% to $20.6 million compared to $17.5 million for the nine months ended June 30, 1999 and 1998 respectively. Research and development expense as a percentage of net revenue increased to 7.2% compared to 6.7% for the same period one year ago. Excluding incremental operating costs for fiscal 1998 acquisitions of $2.6 million and $0.4 million for the nine month periods ended June, 30 1999 and 1998 respectively, research and development expenses would have been $18.0 million, a 5.7% increase over the $17.1 million reported for the first nine months of fiscal 1998.

INTEREST (INCOME) AND EXPENSE increased to $3.2 million compared to $1.0 million for the nine months ended June 30, 1999 and 1998 respectively. Net interest expense as a percentage of revenue increased to 1.1% from 0.4% for the same period one year ago. Interest expense increased for generally the same reasons as mentioned above in the quarterly discussion.

OTHER (INCOME) AND EXPENSE was ($178,000) compared to $547,000 for the nine months ended June 30, 1999 and 1998 respectively. Other income increased for generally the same reasons as mentioned above in the quarterly discussion.

NET INCOME decreased 22.9% to $12.2 million compared to $15.8 million for the nine months ended June 30, 1999 and 1998 respectively. Net income as a percentage of revenue decreased to 4.3% from 6.1% for the same period one year ago. Excluding the previously mentioned $2.1 million ($1.5 million after tax or $0.08 per share) restructuring charge, the $0.5 million ($0.3 million after tax or $0.2 cents per share) restructuring charge related to DSP, the $1.4 million ($0.9 million after tax or $.05 cents per share) in software implementation related charges and costs, and $1.4 million ($0.9 million after tax or $0.5 cents per share) in acquisition expenses, net income would have remained stable at $15.8 million when compared to net income reported one year ago. The effective tax rate for the first nine months of fiscal 1999 was 34.8% compared to 35.5% for nine months of fiscal 1998.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided $21.3 million during the first nine months of 1999 and required $3.8 million for the same period in 1998. The increase in cash from operating activities was a direct result of $12.2 million of net income offset in part by ($1.0) million used by working capital items, such as accounts payable, accounts receivable and unearned revenue. In addition, there was $10.1 million of cash flows provided during the first nine months of 1999 from depreciation and amortization expense and other non-cash items.

CASH FLOWS FROM INVESTING ACTIVITIES required cash totaling $12.0 million in the first nine months of 1999 compared to $34.8 million in 1998. The majority of the cash outflows during the first nine months of 1999 and 1998 related to net additions to property, plant and equipment. The Company expects that future expenditures for property, plant and equipment will be met with internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES required $5.4 million during the first nine months of 1999 compared to cash provided of $43.3 million in 1998. Cash flows from financing activities primarily related to cash disbursements for dividends of $3.4 million and cash payments on short-term borrowings of $19.5 million. The Company issued new long-term debt of approximately $16.1 million for the first nine months of 1999 and payments on its long-term debt of $0.7. The new long-term debt was used primarily to pay down short-term notes receivable which were at less favorable rates.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At June 30, 1999, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for reinvestment in the business and strategic acquisitions.

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

2.  Products Manufactured at Site

Site Infrastructure, Equipment and Vendors

The Company's major Business Information, End User Computing and Telecom Systems have been identified at each site. The vast majority of these systems were tested and found to be compliant. Each site developed a plan for completion of testing and remediation of critical systems.

The Company believes its greatest Year 2000 exposure lies with a limited number of critical/sole source service providers and material suppliers. A failure of these vendors to be able to operate up to and through the year 2000 could have a material adverse effect on the Company's business, financial condition and operating results. The Company has sent surveys to such vendors and has received responses about their Year 2000 readiness. Where the Company does not have sufficient comfort that a critical vendor will be ready, site management has obtained more detailed information and during the first quarter of fiscal 1999 began to develop contingency plans, where feasible, in those cases where such interruption remains reasonably possible.

The Company's manufacturing and metrology equipment and facilities contain embedded processors and code which have been inventoried and evaluated for Year 2000 readiness. A few instances require remediation.

The Company completed testing and where necessary remediation of the above items by June 30, 1999 as scheduled. The Company will continue to monitor events and information relevant to Year 2000 issues so that additional action can be taken where necessary.

Products Manufactured at Site

The Company's Factory Automation sector products contain few date sensitive computer and embedded processors. The Company has completed an evaluation of these products. All of the products evaluated have been found to be year 2000 ready, in some cases with stipulations.

The Company's MT&S sector products are by their nature computer intensive. The Company has evaluated these products and advised its customers as to their Year 2000 readiness via its web site and written communication. In those cases where MT&S's products were found to be non-compliant, less than 2%, or in the case of discontinued products that were not evaluated, the Company is working with its customers to provide upgrades that are year 2000 ready.

Summary

The Company estimates that the costs directly related to its Year 2000 project were 300,000 in fiscal 1998 and will be $500,000 in fiscal 1999. Approximately $400,000 was incurred durring the first three quarters of fiscal 1999. Such costs are expensed as incurred.

This Readiness Disclosure is a Forward Looking statement as defined by the Securities and Exchange Commission and the Company recognizes that, although not expected, there are risks of project delays, costs incurred, vendor compliance, and loss of business which are outside the direct control of the Company and/or could prove to be material.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there are no uncertainties known to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders, generally over 10 million, in connection with sales of MT&S systems.

(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenues.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.
(VII) Risks in connection with the Year 2000 issue, including risks of anticipated Year 2000 compliance, greater-than-anticipated costs, or risks of business interruptions due to inability of the Company's vendors to comply.

The forgoing list is not exhaustive, and the Company disclaims any obligation to or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders. This information is incorporated herein by reference.

PART II-------OTHER INFORMATION

ITEM 5.  Other Information.

Appointment of New CFO

On June 30, 1999 the Company announced that David E. Hoffman had been appointed chief financial officer, succeeding Marshall L. Carpenter. Mr. Hoffman has served as senior vice president, CFO and treasurer for MVE holdings, a Minneapolis-based, privately held manufacturer of cryogenic vessels with operations in the U.S., China, Australia and Europe. From 1994 to 1997 Mr. Hoffman was CFO for the $400 million Harmon LTD Group of Apogee Enterprises of Minneapolis. From 1983 to 1993 He served in progressively more responsible financial and operating positions with ABB and predecessor companies in Atlanta, Georgia, culminating as vice president of operations and finance of ABB's $600 million worldwide Automotive Systems Group.

ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)   Exhibit 27
               Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

         (C) 1998 Annual Report to Shareholders, incorporated by reference from Exhibit 13 of Form 10-K for fiscal year ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MTS SYSTEMS CORPORATION



                                        /s/ Sidney W. Emery, Jr.
                                     -------------------------------------------
                                     Sidney W. Emery, Jr.
                                     President
                                     Chief Executive Officer



                                        /s/ David E. Hoffman
                                     -------------------------------------------
                                     David E. Hoffman
                                     Vice President
                                     Chief Financial Officer


Dated: August 14, 1999