Form 10-K
period 1999-09-30
MTS SYSTEMS CORP
filed 1999-12-21
CIK 68709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                              --------------------

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

                 COMMON STOCK (PAR VALUE OF 25(CENT) PER SHARE)


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

     AS OF DECEMBER 1, 1999, 20,879,821 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK (BASED UPON THE AVERAGE OF THE HIGH AND LOW PRICES) HELD BY NON-AFFILIATES WAS $174,868,500.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999 - PARTS I, II AND IV.

PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS, STATEMENT DATED PRIOR TO JANUARY 25, 2000 - PART III.

================================================================================

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

In the Mechanical Testing and Simulation segment, customers use the Company's products and services in research, product development and quality control to determine the mechanical properties and performance of materials, products and structures. Many of the Company's products and services support the customers' mechanical design automation processes. In the Factory Automation segment, customers use the Company's measurement and control instrumentation to measure process variables and to automate production processes.

CUSTOMERS AND PRODUCTS BY BUSINESS SEGMENT

The Company's operations are organized into two reportable business segments: 1) Mechanical Testing and Simulation (MT&S), and 2) Factory Automation (FA). The operational alignment of the segments allows the Company to maintain a strategic focus on markets with different applications of the Company's technologies and with different competitors.

Mechanical Testing and Simulation Reportable Segment: Customers in this segment use MTS's systems and software for research, product development and quality control in the design and manufacture of materials, products and structures. Customer industries in this segment include:

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

MT&S sector accounted for 80% of revenue in 1999, 79% of revenue in 1998 and 81% of revenue in 1997. It represents the oldest and is the principal market for the Company's technology.

Factory Automation Reportable Segment: FA customers use MTS products in discrete part manufacturing and chemical process industries. Products in this segment include:

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

The FA sector accounted for 20% of revenue in 1999, 21% of revenue in 1998, and 19% of revenue in 1997.

COMMON TECHNOLOGIES

MTS' systems and products in all segments are constructed using employees' application engineering know-how with common technology building block components generally composed of measuring and actuation devices, electronic controls and application software. Many of these components are proprietary and are developed and manufactured within the Company.

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

1999 PRODUCT DEVELOPMENT HIGHLIGHTS

The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 1999 include:

Mechanical Testing and Simulation Reportable Segment

* The Company introduced the Model 329 6 DOF Road Simulator. This is a new six degree of freedom Road simulator to accurately reproduce all the motions and forces that are introduced into a vehicle through the tire/road interface. This system integrates MTS's new SWIFT Wheel force transducer for more accurate laboratory life testing and to help correlate vehicle models.

* The Company introduced the RPC(TM)Pro software produCt. This software, which runs natively on Microsoft NT(TM), is to be used on all advanced vehicle durability testing simulators. This software incorporates newly patented technologies into a state of the art software product, designed for automotive engineers that need to improve the simulation testing process.

* The Company introduced the Virtual Engine Simulator. Simulating engine inputs into the vehicle drivetrain is the driving force behind MTS's new Virtual Engine Simulator. By replacing the gasoline or diesel engine with a MTS hydraulic motor and coupling this hydraulic motor through the vehicle's drivetrain to a dynamometer, MTS can excite the vehicle drivetrain with most engine signatures the customer wants to program. This system will be used to evaluate the noise and vibration coming from the drivetrain.

* The Company introduced the Model 855 Multiaxial Wheel Fatigue Test System. This is a new wheel fatigue test system designed to test the endurance of a wheel assembly. The system simulates road conditions by applying realistic radial and lateral loads and drive and brake torques. Application of drive and brake torque are most important for studies of fastener loosening phenomenon. Wheel testing has become more important to the auto manufacturers with the proliferation of wheel design and material options.

* The Company introduced the Light Truck SWIFT product. This is a new, larger configuration of the SWIFT wheel force transducer that was originally introduced last year. The system's primary purpose is to collect force and moment data in vehicle data acquisitions, and develop simulations in the laboratory for light trucks and SUVs. This technology greatly simplifies and compresses development cycles for new vehicles and associated products.

* The Company introduced the Alliance RT material test system. This tabletop electromechanical system was designed for our customer's efficiency needs while enhancing accuracy, precision and flexibility always built into our systems.

* The Company introduced the Mini Bionix II test system, which provides a stiffer, more robust load frame with a sturdier base and larger columns. Customers will see enhanced test results from this redesigned frame.

Factory Automation Reportable Segment

* The Company developed new variations of its Magnetostrictive products, based upon its modular technology, and the development occurred much more rapidly than in the past. Past methods required engineering of entirely new products to address new applications. Examples include custom pulse and analog outputs, intelligent analog communications and environmental enclosures.

* The Company released a new family of linear motors to the market. These motors are used in general factory automation and semi conductor industries.

* The Company introduced several new Intelligent Sensors, a new Liquid Level transmitter line designed for Biotechnology, Pharmaceutical and Chemical industries, and an automotive sensor cartridge which is installed in a current series of passenger vehicles.


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

Approximately 51% of revenue in fiscal 1999, 55% of revenue in fiscal 1998, and 49% of revenue in fiscal 1997 was from domestic customers. The balance of the revenue, some of which was sold in currencies other than the U.S. dollar, was to customers located outside the United States--mainly in Europe, Asia-Pacific, Latin America and Canada. The Company's foreign operations and foreign revenues may be affected by local political conditions, export licensing problems and/or currency restrictions.

Sales Channels: MTS markets its products using a number of sales channels. The Company sells its MT&S equipment through an employee sales network, independent sales representatives and a direct mail (catalog) operation. Sales personnel are generally graduate engineers or highly skilled technicians and are specially trained to sell MT&S products and services. Employee salespersons are compensated with salary and sales incentives, and independent representatives are paid a commission.

A list of major domestic and international offices for the Company's MT&S reportable segment follows:

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

In addition, MT&S works with sales and service representative organizations in nearly all industrialized countries of the world and in the developing countries of Latin America, Asia, Africa and the Middle East.

The Company offers a mail-order catalog of material testing components, accessories and products. The catalog includes products of complementary vendors and aims to reach a broad range of customers involved in mechanical testing and simulation.

The FA segment sells its products through sales channels separate from the MT&S segment. A network of employees, direct sales, external domestic distributors, representatives and system houses market the products of these divisions. International revenue currently accounts for 41% of this segment's volume. Efforts continue to expand sales channels in international markets.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Business Segment Information on pages 17 and 28 of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 1999, 1998, and 1997 included sales to Asia-Pacific, Europe and other regions that may require the Company to obtain export permission from the U.S. government. The Company does not undertake manufacturing on custom systems or projects until it is assured that permission will be granted. However, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, the U.S. government still maintains multilateral controls in agreement with allies and unilateral controls based on U.S. initiatives and foreign policy that may cause delays for certain shipments or the rejection of orders by the Company.

BACKLOG

The Company's backlog, which it defines as firm orders remaining unfilled, totaled $146.8 million at September 30, 1999, $187.2 million at September 30, 1998, and $190.8 million at September 30, 1997. The Company believes that approximately $140.0 million of the backlog at September 30, 1999 will become revenue during fiscal 2000. Delays may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site. Any such delay can affect the period when backlog is recognized as revenue.

COMPETITION

In the MT&S segment, customers may choose to buy equipment from the Company or from competitors, principally: Instron (U.S.-based), Interlachen (U.S.), AVL (Austria), Zwick (Germany), Saganomiya and Shimadzu (Japan). There are also smaller local competitors in most major countries.

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

In the FA segment, the Company competes directly with small to medium-sized specialty suppliers and also with divisions of the large control system companies such as Kollmorgen, Emerson Electric, Indramat (Germany) and Fanuc (Japan).

MANUFACTURING AND ENGINEERING

The Company conducted a significant portion of its fiscal 1999 MT&S manufacturing and engineering activities in Minneapolis. Certain engineering, project management, final system assembly and quality testing may be done in Berlin, Germany, and Tokyo, Japan. Electromechanical material testing systems are assembled in the Raleigh, NC, facility and in the Paris, France facility. The Company's MTS-DSP Technology subsidiary engineers and assembles dynamometer control systems and provides related services from Ann Arbor. Manufacturing and engineering activities for the FA reportable segment occur in

Raleigh, NC, New Ulm, MN, Ludenscheid, Freiburg, and Stralsund, Germany, and at the Company's majority-owned subsidiary in Nagoya, Japan.

PATENTS AND TRADEMARKS

The Company holds a number of patents, patent applications, licenses, trademarks and copyrights which it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark or copyright.

RESEARCH AND DEVELOPMENT

The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $27.0, $24.3, and $19.8 million for fiscal years 1999, 1998, and 1997 respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. The combination of internally sponsored product development and system or application innovation on customer contracts approximates 10% of annual sales volume.

EMPLOYEES

MTS employed 2,436 persons as of September 30, 1999, including 420 employees in Europe, 64 in Japan, 6 in China, 4 in Canada, 9 in Korea, 2 in Hong Kong, and 3 in Singapore.

None of the Company's U.S. employees are covered by a collective bargaining agreement, and MTS has experienced no work stoppages at any location

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

BUSINESS SYSTEMS DEVELOPMENT

The Company undertook the development and deployment of an enterprise-wide financial and business operations software system in 1997. The company completed the first phase of implementation in early 1999, with subsequent phases to follow. This system is expected to improve business processing and to provide software processing capability beyond the end of the century.

ITEM 2. PROPERTIES

Domestic Facilities:

The Company's corporate headquarters and main MT&S plant, occupying 420,000 square feet, is located on 56 acres of land in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967. Six additions, the most recent completed in 1997, have expanded the plant to its present size. Approximately 50% of the Eden Prairie facility is used for manufacturing and assembly while the balance of the facility is used for office space. In 1998, 17,000 square feet of manufacturing space was leased in Chanhassen, Minnesota under a five year operating lease expiring in 2003.

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

MTS Automation occupies a 30,000 square foot plant in New Ulm, Minnesota (65 miles southwest of Minneapolis). The plant provides assembly operations and office space. The facility was constructed in 1993 by the New Ulm Economic Development Corporation and expanded in 1995. MTS has a seven-year operating lease for the facility with provisions to extend the lease, purchase the property, or terminate the lease. The terms of the lease agreement do not require capitalization of the asset and the related obligation.

In addition, MTS Automation occupies 30,000 square feet in Horsham, Pennsylvania, a suburb of Philadelphia. Plant and office space in two buildings is leased under conventional operating lease terms.

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

MTS Noise and Vibration Division operates in two facilities. A 16,000 square foot facility in Madison Heights, Michigan and a 13,000 square foot facility in Milford, Ohio. Plant and office space in both facilities is leased under conventional operating lease terms.

MTS-DSP Technology occupies 26,000 square feet in Ann Arbor, Michigan and 16,000 square feet in Fremont, California. Plant and office space, in both locations, is leased under conventional operating lease terms. MTS-DSP Technology is currently in the process of constructing a 57,000 square foot facility in Ann Arbor to provide manufacturing and office space. The building is expected to be complete by the end of December 1999.

The Company leases space in other U.S. cities for sales and service offices. Neither the space nor the rental obligations is significant.

International Facilities:

MTS Systems GmbH is located in an 80,000 square foot facility in Berlin, Germany. As of September 30, 1999 6,500 square feet has been leased to other companies. The building is situated on land leased by MTS from the city government. The lease expires in 2052.

MTS Systems (France) operates in a leased facility in Paris, France, of approximately 38,000 square feet. Approximately 40% of this space is used for manufacturing with the remainder used as offices. The current lease expires at the end of fiscal 2000.

MTS Sensors Technologie operates in a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities were expanded in 1999 and now occupy 35,000 square feet at this location.

Custom Servo Motors Antriebstechnik Verwaltungs GmbH operates in two leased facilities in Germany, one in Freiburg, and a new facility in Stralsund. The Freiburg facility totals about 7,000 square feet and the Stralsund location is about 16,000 square feet. Approximately 100% of the Freiburg facility is used for offices while 70% of the Stralsund facility is used for assembly with the remainder used as offices.

The Company also leases office and general purpose space for its sales and service subsidiaries in Stroud, United Kingdom; Torino, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; Toronto, Canada; Sao Paulo, Brazil;

Gothenburg, Sweden; Beijing and Shanghai, Peoples Republic of China; Singapore; and Hong Kong. No manufacturing is conducted at these locations.

Expansion Opportunities:

Room remains at its Eden Prairie location for limited facility expansion. Also, the sites in Cary, North Carolina could be expanded. Other suitable commercial real property is available for purchase or lease in metropolitan areas where the Company is presently located. The Company considers its current facilities adequate to support its operations in 2000.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings were pending or threatened against the Company or its subsidiaries as of September 30, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended September 30, 1999, for a vote by the shareholders.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The Company's stock is traded on The Nasdaq Stock Market's National Market (Nasdaq) under the symbol MTSC. The following table shows the Company's low and high closing sale transactions as reported by Nasdaq. Share prices for December 31, 1997 have been restated retroactively for the two-for-one stock split in the form of a 100% stock dividend effective February 2, 1998.

        Quarter Ended                 Low *             High *
        -------------                 -----             ------

        December 31, 1997             $17.375           $20.00

        March 31, 1998                $13.50            $19.00

        June 30, 1998                 $15.50            $19.25

        September 30, 1998            $11.562           $17.75


        December 31, 1998             $10.875           $15.438

        March 31, 1999                $9.625            $14.375

        June 30, 1999                 $9.813            $13.25

        September 30, 1999            $10.00            $14.625


        * Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

At December 1, 1999 there were 2,055 holders of record of the Company's $.25 par value common stock. The Company estimates that there are an additional 2,200 beneficial shareholders whose stock is held by nominees or broker dealers.

The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 1999, 1998 and 1997, the Company paid dividends totaling $.24, $.24 and $.20 per share, per year, respectively, to holders of its common stock.

Under the terms of the Company's credit agreements, certain covenants require that tangible net worth, as defined, must exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 1999, tangible net worth exceeded the minimum by $38.0 million and the Company had $19.0 million available for repurchases of its common stock. The Company has flexibility to declare and pay dividends in the future similar to recent dividends.

ITEM 6. SELECTED FINANCIAL DATA

A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary" on page 16 of the Company's 1999 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 22 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 and in Note 1 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders. This information is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

Statements included or incorporated by reference in this Form 10-K (including the 1999 Annual Report to Shareholders) and in the Company's press releases and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:

       (i) With regard to the Company's 1999 product developments, there are no uncertainties known to the Company concerning the expected results.

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

       (iv) Delays in realization of $146.8 million in backlog orders as of September 30, 1999 (approximately $140.0 million of which are anticipated to be recognized during fiscal 2000) may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

       (v) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors. For the MT&S reportable segment, customers may also contract with testing laboratories or construct their own testing equipment, purchasing commercially available components. Factors which influence the customer's decision include price, service and required level of technology.

       (vi) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition. The Company regularly assesses these risks and has practices to protect against the adverse effects of these and other potential exposures. To manage the risk arising from exposure to foreign currency changes, the Company, when deemed appropriate, enters into forward contracts. The Company is principally exposed to foreign currency movements related to non-U.S. dollar denominated assets and uncertainty related to future revenues that are denominated in foreign currencies. The Company's most significant foreign currency exposures relate to contracts in backlog and unbilled receivables in the Japanese yen and the German mark, which are undelivered or outstanding at the end of fiscal 1999. A 10 percent increase in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in future revenues and asset balances of approximately $2.9 million. A 10 percent decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase to future revenues and asset balances of approximately $3.5 million.
              Further disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 and in Note 1 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders. This information is incorporated herein by reference.

       (vii) The Company's short-term borrowings carry interest rate risk that is generally related to either LIBOR or the prime rate. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of the debt.

       (viii) Risks in connection with the Year 2000 issue, including risks of anticipated Year 2000 compliance, greater-that-anticipated costs, or risks of business interruptions due to inability of the Company's vendors to comply.

The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Corporate Executive Officers of the Registrant on September 30, 1999 were:

Name and Age                 Position                        Officer Since
------------                 --------                        -------------
S. W. Emery, Jr. (53)        Chairman, President and             1998
                             Chief Executive Officer
K. D. Zell (57)              Executive Vice President            1979
D. E. Hoffman (52)           Vice President and CFO              1999
W. G. Anderson (43)          Vice President                      1998
W. G. Beduhn (58)            Vice President                      1983
M. L. Carpenter (62)         Vice President                      1973
S. M. Cohoon (45)            Vice President                      1996
J. M. Egerdal (48)           Vice President                      1996
N. L. Quist (44)             Vice President                      1999
F. G. Troutman (56)          Vice President                      1999
M. G. Togneri (62)           Vice President                      1991

Officers serve at the discretion of and are elected annually by the board of directors, and serve until their successors are elected. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:

      Officer                              Business Experience
      -------                              -------------------

      S. W. Emery, Jr.        Chairman since January 1999. President and Chief
                              Executive Officer since March 17, 1998. Management and executive positions with Honeywell, Inc. from 1985 to 1997. (Area Vice President Western and
                              Southern Europe from 1994 to 1997; Group Vice
                              President, Military Avionics Systems from 1989 to
                              1994; Vice President and General Manager, Space
                              Systems Division from 1988 to 1989; Vice President
                              Operations, Process Controls Division from 1985 to
                              1988.

      K. D. Zell              Executive Vice President since 1993. Vice
                              President of Materials Testing Division from 1988 to 1993. Vice President, Sales and Service from
                              1984 to 1988. Vice President, Product Group from
                              1979 to 1984.

      D. E. Hoffman           Vice President and CFO since July 1999. Prior to
                              MTS, he was Vice President and CFO of MVE, Inc.
                              from 1998 to 1999, CFO for the Harmon Limited
                              Group of Apogee Enterprises, Inc. from 1994 to
                              1997, and he held various management positions with ABB Ltd. from 1983 to 1994.

      W. G. Anderson          Vice President, MTS Automation Division, since
                              1998. President of Custom Servo Motors from 1992 to 1998.

      W. G. Beduhn            Vice President of Advanced Engineering Solutions
                              Division since 1991. Vice President of Technology
                              Development from 1983 to 1991. Division manager of various marketing and operating divisions from 1977 to 1983.

      M. L. Carpenter         Vice President since 1973. Vice President and
                              Chief Financial Officer from 1991 to July 1999.
                              Vice President and Treasurer from 1973 to 1991.

      S. M. Cohoon            Vice President of Vehicles Dynamics Division since
                              1996. Prior to his employment at MTS he held various engineering and management positions at General Motors Corporation.

      J. M. Egerdal           Vice President, MTS Services and Support Division
                              since 1997; Vice President, North American Sales from 1996 to 1997; Regional Sales and Service
                              Management from 1988 to 1996.

      N. L. Quist             Vice President, Materials Testing Division since
                              September 1999. Prior to her employment at MTS she was Vice President, Marketing at Detector
                              Electronics Corp. from 1997 to 1999; Director,
                              Strategic Planning at Fisher-Rosemount from 1991 to 1997.

      F. G. Troutman          Vice President, MTS DSP Division since March 1999.
                              Prior to his employment at MTS he was CEO of DSP
                              Technology, Inc. from 1989 to 1999.

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

(a) Information concerning the Company's Directors, including business experience, can be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 25, 2000, and is incorporated herein by reference.

(b)   There are no family relationships between and among directors or officers.

(c) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 25, 2000, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

See Item 12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 25, 2000, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

The following documents are filed as part of this report:

     (a)  Financial Statements:

          See accompanying Index to Financial Statements on Page F-1.

     (b)  Reports on Form 8-K:

          Form 8-K filed on October 15, 1999 relating to the DSP Technology, Inc. acquisition, is incorporated by reference herein.

     (c)  Exhibits:

          2.a Agreement and Plan of Merger among MTS Systems Corporation, Badger Merger Corp., and DSP Technology Inc., filed on Form S-4 (File No. 333-77277) on April 28, 1999, is incorporated by reference herein.

          3.a Restated and amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from exhibit 3.a of Form 10-K for the fiscal year ended September 30, 1996.

          3.b Restated Bylaws, reflecting amendments through May 26, 1998, incorporated by reference from exhibit 3.b. of Form 10-K for the fiscal year ended September 30, 1998.

          10.a Management Variable Compensation Plan and Long Range Incentive Plan for fiscal 1999, dated December 1, 1998.

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

          10.f Severance Agreement, dated March 5, 1998 between the Registrant and William G. Beduhn as amended, incorporated by reference from exhibit 10.f of Form 10-K for the fiscal year ended September 30, 1998.

          10.g Severance Agreement, dated May 13, 1998 between the Registrant and Marshall L. Carpenter as amended, incorporated by reference from exhibit 10.g of Form 10-K for the fiscal year ended September 30, 1998.

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

          10.j Severance Agreement, dated September 22, 1999 between the Registrant and Nancy L. Quist.

          10.k Severance Agreement, dated July 28, 1999 between the Registrant and David E. Hoffman.

          10.l Severance Agreement, dated May 1, 1990 between the Registrant and Richard S. White, incorporated by reference to exhibit 10.q of Form 10-K for the fiscal year ended September 30, 1990.

          10.m Severance Agreement, dated March 27, 1998 between the Registrant and Keith D. Zell, as amended, incorporated by reference from exhibit 10.m of Form 10-K for the fiscal year ended September 30, 1998.

          10.n Severance Agreement, dated March 24, 1998 between the Registrant and Mauro G. Togneri, as amended, incorporated by reference from exhibit 10.n of Form 10-K for the fiscal year ended September 30, 1998.

          10.o 1992 Employee Stock Purchase Plan, incorporated by reference to exhibit 4(a) from Form S-8, File No. 33-45386.

          10.p      1997 Stock Option Plan, as amended.

          10.q Severance Agreement, dated March 18, 1998 between the Registrant and Steven M. Cohoon as amended.

          10.r Severance Agreement, dated March 16, 1998 between the Registrant and Sidney W. Emery, incorporated by reference from exhibit 10.r of Form 10-K for the fiscal year ended September 30, 1998.

          10.s Change in Control Agreement, dated March 16, 1998 between the Registrant and Sidney W. Emery incorporated by reference from exhibit 10.s of Form 10-K for the fiscal year ended September 30, 1998.

          10.t Change in Control Agreement, dated March 27, 1998 between the Registrant and Keith D. Zell incorporated by reference from exhibit 10.t of Form 10-K for the fiscal year ended September 30, 1998.

          10.u Change in Control Agreement, dated May 13, 1998 between the Registrant and Marshall L. Carpenter incorporated by reference from exhibit 10.u of Form 10-K for the fiscal year ended September 30, 1998.

          10.v Change in Control Agreement, dated March 24, 1998 between the Registrant and Mauro G. Togneri incorporated by reference from exhibit 10.v of Form 10-K for the fiscal year ended September 30, 1998.

          10.w Change in Control Agreement, dated March 13, 1998 between the Registrant and William G. Beduhn incorporated by reference from exhibit 10.w of Form 10-K for the fiscal year ended September 30, 1998.

          10.x Change in Control Agreement, dated September 22, 1999 between the Registrant and Nancy L. Quist.

          10.y Change in Control Agreement, dated July 28, 1999 between the Registrant and David E. Hoffman.

          10.z Change in Control Agreement, dated March 18, 1999 between the Registrant and Steven M. Cohoon.

          10.aa Severance Agreement, dated March 13, 1998 between the Registrant and William G. Anderson.

          10.ab Severance Agreement, dated March 14, 1998 between the Registrant and James M. Egerdal.

          10.ac Change in Control Agreement, dated March 13, 1998 between the Registrant and William G. Anderson.

          10.ad Change in Control Agreement, dated March 14, 1998 between the Registrant and James M. Egerdal.

          10.ae Employment Agreement, dated March 23, 1999 between the Registrant and F. Gil Troutman.

          13. Annual Report to Shareholders for the fiscal year ended September 30, 1999.

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


                                    MTS SYSTEMS CORPORATION



                                    By:      /s/ Sidney W. Emery, Jr.
                                          -----------------------------
                                          Sidney W. Emery Jr.
                                          Chairman, President and Chief
                                          Executive Officer

                                    By:      /s/ David E. Hoffmann
                                          -----------------------------
                                          David E. Hoffman
                                          Vice President and Chief Financial
                                          Officer



Date:  December 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                    By:      /s/ Charles A. Brickman
                                          -----------------------------
                                          Charles A. Brickman, December 21, 1999
                                          Director

                                    By:      /s/ Jean Lou Chameau
                                          -----------------------------
                                          Jean Lou Chameau, December 21, 1999
                                          Director

                                    By:      /s/ Bobby I. Griffin
                                          -----------------------------
                                          Bobby I. Griffin, December 21, 1999
                                          Director

                                    By:      /s/ Russell A. Gullotti
                                          -----------------------------
                                          Russell A. Gullotti, December 21, 1999
                                          Director

                                    By:      /s/ Brendan E. Hegarty
                                          -----------------------------
                                          Brendan E. Hegarty, December 21, 1999
                                          Director

                                    By:      /s/ Thomas E. Holloran
                                          -----------------------------
                                          Thomas E. Holloran, December 21, 1999
                                          Director

                                    By:      /s/ Linda Hall Whitman
                                          -----------------------------
                                          Linda Hall Whitman, December 21, 1999
                                          Director

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


A.   CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the consolidated financial statements in the Company's 1999 Annual Report to Shareholders, which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.


                                                              Annual
                                                              Report        10-K
                                                               Page         Page
                                                               ----         ----

Quarterly Financial Information (Unaudited)                     22           --

Consolidated Balance Sheets - September 30, 1999                23           --
and 1998

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 1999,
1998 and 1997                                                   24           --

Consolidated Statements of Cash Flows for the
Years Ended September 30, 1999, 1998 and 1997                   25           --

Notes to Consolidated Financial Statements                      26           --

Report of Independent Public Accountants                        36           --

                                                              Annual
                                                              Report        10-K
                                                               Page         Page
                                                               ----         ----

B.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
     ON SCHEDULE                                                --          F-3

C.   CONSOLIDATED SCHEDULE

Schedule                    Description
--------                    -----------

II        Summary of Consolidated Allowances for Doubtful
          Accounts and Restructuring Reserves                   --          F-4

          All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To MTS Systems Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 24, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule (page F-4) listed as a part of Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  November 24, 1999

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

                FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                             Balance                     Amounts         Balance
                             Beginning                   Written-Off/    End of
                             of Year      Provisions     Payments        Year
                             ---------    ----------     ------------    -------

                                         (expressed in thousands)
Allowance for Doubtful Accounts:
--------------------------------

1999                          $ 2,285     $   679        $  (732)       $ 2,232

1998                            2,160         344           (219)         2,285

1997                            1,792         549           (181)         2,160


Restructuring Reserves:
-----------------------

1999                          $    --     $ 5,711        $(2,480)       $ 3,231

1998                               --          --             --             --

1997                               --          --             --             --

                                  EXHIBIT INDEX


Exhibit
No.                   Description
---                   -----------

10.a Management Variable Compensation Plan and Long Range Incentive Plan for fiscal 1999

10.j      Severance Agreement, dated September 22, 1999

10.k      Severance Agreement, dated July 28, 1999

10.p      1997 Stock Option Agreement, amended

10.q      Severance Agreement, dated March 18, 1998, as amended.

10.x      Change in Control Agreement, dated September 22, 1999

10.y      Change in Control Agreement, dated July 28, 1999

10.z      Change in Control Agreement, dated March 18, 1999

10.aa     Severance Agreement, dated March 13, 1998

10.ab     Severance Agreement, dated March 14, 1998

10.ac     Change in Control Agreement, dated March 13, 1998

10.ad     Change in Control Agreement, dated March 14, 1998

10.ae     Employment Agreement, dated March 23, 1999

13.       Annual Report to Shareholders for the fiscal year ended September 30,
          1999

21.       Subsidiaries of the Company

23.       Consent of Independent Public Accountants

27.       Financial Data Schedule