Form 10-Q
period 1999-12-31
MTS SYSTEMS CORP
filed 2000-02-14
CIK 68709

--------------------------------------------------------------------------------


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


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

                           __X__  Yes       _____ No


            The number of shares outstanding of the Registrant's common stock as of January 31, 2000 was 20,877,287 shares.


--------------------------------------------------------------------------------

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                        FIRST QUARTER REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

           Item 1. Financial Statements

                     Consolidated Balance Sheets
                        December 31, 1999 and September 30, 1999             2

                     Consolidated Statements of Income
                        Three months ended December 31, 1999
                        and 1998                                             3

                     Consolidated Statements of Cash Flows
                        Three months ended December 31, 1999 and 1998        4

                     Notes to Consolidated Financial Statements             5-7

           Item 2. Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            8-10

           Item 3. Qualitative and Quantitative Disclosures About
                   Market Risks                                              10

PART II - OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                          11

           Signatures                                                        12

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (expressed in thousands, except share data)

                                                         DECEMBER 31      SEPTEMBER 30
ASSETS                                                       1999             1999
                                                         ------------     ------------
Current Assets:
  Cash and cash equivalents                              $     22,669     $     18,083
  Accounts receivable                                         109,326          102,011
  Unbilled contracts and retainage receivable                  31,135           38,628
  Inventories-
    Customer jobs-in-process                                    3,977            3,625
    Components, assemblies and parts                           53,190           53,323
  Prepaid expenses                                              8,543            7,981
                                                         ------------     ------------

    Total current assets                                      228,840          223,651
                                                         ------------     ------------

Property and Equipment:
  Land                                                          3,247            3,247
  Buildings and improvements                                   44,077           42,332
  Machinery and equipment                                     102,998          101,140
  Accumulated depreciation                                    (75,569)         (73,086)
                                                         ------------     ------------

    Total property and equipment, net                          74,753           73,633
                                                         ------------     ------------

    Other assets                                               34,506           36,063
                                                         ------------     ------------

Total assets                                             $    338,099     $    333,347
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                 $     30,453     $     10,071
  Current maturities of long-term debt                          1,002            1,308
  Accounts payable                                             15,646           21,062
  Accrued compensation and benefits                            26,286           28,662
  Advance billings to customers                                25,871           25,943
  Other accrued liabilities                                    16,597           17,667
                                                         ------------     ------------

    Total current liabilities                                 115,855          104,713

Deferred income taxes                                           5,380            5,517
Long-term debt, less current maturities                        62,052           60,258
                                                         ------------     ------------

Commitments and contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,887,048 and 20,883,639
    shares issued and outstanding                               5,222            5,221
  Additional paid-in capital                                    8,130            8,122
  Retained earnings                                           140,322          147,615
  Accumulated other comprehensive income                        1,138            1,901
                                                         ------------     ------------

    Total shareholders' investment                            154,812          162,859
                                                         ------------     ------------

Total liabilites and shareholders' investment            $    338,099     $    333,347
                                                         ============     ============


   The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)

                                                               FOR THE THREE MONTHS ENDED
                                                                      DECEMBER 31
                                                                  1999            1998
                                                              -----------     -----------
NET REVENUE                                                   $    87,214     $    96,142
COST OF REVENUE                                                    64,428          58,428
                                                              -----------     -----------
  Gross profit                                                     22,786          37,714

OPERATING EXPENSES:
  Selling                                                          15,123          15,604
  General and administrative                                        6,944           6,749
  Research and development                                          6,679           6,715
  Restructuring                                                        --           2,596
                                                              -----------     -----------
    Total operating expenses                                       28,746          31,664

INCOME (LOSS) FROM OPERATIONS                                      (5,960)          6,050

  Interest expense                                                  1,356           1,252
  Interest income                                                    (118)            (51)
  Other (income) and expense, net                                   2,023            (873)
                                                              -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  (9,221)          5,722
PROVISION (BENEFIT) FOR INCOME TAXES                               (3,181)          1,996
                                                              -----------     -----------

NET INCOME (LOSS)                                             $    (6,040)    $     3,726
                                                              ===========     ===========



BASIC INCOME (LOSS) PER SHARE                                 $     (0.29)    $      0.18

DILUTED INCOME (LOSS) PER SHARE                               $     (0.29)    $      0.18


   The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)

                                                            FOR THE THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                              1999             1998
                                                           -----------     -----------
OPERATING ACTIVITIES
  Net income(loss)                                         $    (6,040)    $     3,726
  Adjustments to reconcile net income(loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              3,785           3,196
      Deferred income taxes                                          8              37
  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                                  (1,863)          2,283
    Inventories                                                   (744)          1,394
    Prepaid expenses                                              (747)         (4,112)
    Advance billings to customers                                  429          10,945
    Accounts payable and accrued liabilities                    (7,585)         (4,717)
                                                           -----------     -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (12,757)         12,752
                                                           -----------     -----------

INVESTING ACTIVITIES
    Property and equipment, net                                 (4,952)         (4,858)
    Other assets                                                   494             273
                                                           -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                           (4,458)         (4,585)
                                                           -----------     -----------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                  20,351          (4,111)
    Proceeds from issuance of long-term debt                     2,123              --
    Payments on long-term borrowings                              (179)           (249)
    Cash dividends                                              (1,253)         (1,116)
    Proceeds from exercise of stock options                          9             200
                                                           -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             21,051          (5,276)
                                                           -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            750            (288)
                                                           -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        4,586           2,603

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                18,083          12,589
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    22,669     $    15,192
                                                           ===========     ===========


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

Reclassifications

Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the first quarter of fiscal 2000 financial statement presentation. These amounts had no effect on the previously reported shareholders' investment or net income.

Future Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company anticipates that the effect of adopting SFAS No. 133 will not have a material impact on the Company's financial statements.

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share includes the dilutive effect of potential common shares. All stock options outstanding during the three months ended December 31, 1999 were antidilutive due to the net loss. A reconciliation of the weighted average common shares used in the computation of basic and dilutive net income (loss) per share is as follows:

                                                         Three Months Ended
                                                    DECEMBER 31      December 31
                                                       1999              1998
--------------------------------------------------------------------------------
                                 (expressed in thousands, except per share data)
Weighted average
   common shares
   outstanding                                           20,880           20,672
Dilutive potential
   common shares                                             --              500
--------------------------------------------------------------------------------
Total dilutive
   common shares                                         20,880           21,172
--------------------------------------------------------------------------------
Basic net income (loss)
   per share                                       $      (0.29)    $       0.18
Diluted net income (loss)
   per share                                       $      (0.29)    $       0.18
================================================================================

3. RESTRUCTURING CHARGES

In the first quarter of fiscal 1999, the Company took a series of actions to better align its organizational structure with market elements, improve operational performance and reduce costs. These actions resulted in a restructuring charge during the first quarter of fiscal year 1999 of $2.1 million ($1.5 million after tax, or $.07 per share). This charge relates principally to a workforce reduction and $0.3 million for other costs. Also in the first quarter of fiscal 1999, DSP Technology, Inc. announced its strategic decision to relocate its corporate headquarters and consolidate its Transportation Group operations in Ann Arbor, Michigan from Freemont, California. This decision resulted in a restructuring charge of $0.5 million ($0.3 million after tax or $.01 cents per share). This charge relates to employee severance cost of $0.3 million and $0.2 million in idle facility and winding down costs. Of the total restructuring charges taken in the first quarter of fiscal 1999, $0.1 million remains to be paid for severance related costs.

In the fourth quarter of fiscal 1999, the Company identified actions necessary to rationalize certain of its business capacity. These actions resulted in a restructuring charge during the fourth quarter of fiscal 1999 of $3.1 million ($2.1 million after tax, or $.10 per share). This charge relates to employee severance costs of $2.8 million and $0.3 million of other costs. Of the total restructuring charges taken in the fourth quarter of fiscal 1999, $0.1 million has been paid for severance related costs.

4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and unrealized loss on investment. Comprehensive income (loss) was ($6.8) million and $5.0 million for the three months ended December 31, 1999 and 1998, respectively.

5. BUSINESS SEGMENT INFORMATION

The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company has determined that it has five operating segments: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems business manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and decrease the cost to manufacture their products. The Material Testing Systems business manufacturers and markets systems to aid their customers in product development and quality control to improve the design and manufacture of materials and products. The Advanced Systems business offers highly customized systems for simulation and testing. The Automation business manufactures and markets high performance products for challenging factory automation applications in a wide range of industries. The Sensor business manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business segments. As a result of these similarities, these segments have been aggregated into one reportable segment called Mechanical Testing and Simulation (MT&S) for financial statement purposes. Also, the economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Automation and Sensor business segments. As a result, these segments have been aggregated into one reportable segment called Factory Automation (FA).

The accounting policies of the business segments are the same as those described in Note 1. In evaluating the segment performance, management focuses on income
(loss) from operations. This measurement excludes special charges (e.g. restructuring charges, acquisition expenses, etc.), interest expense, interest income, income tax expense and other non-operating income or expense. Corporate expenses are allocated to segments primarily on the basis of revenue. This allocation includes expenses for various support functions such as human resources, information technology and finance. Financial information by reportable segment follows:

                                                        Three Months Ended
                                                           December 31
                                                       1999            1998
                                                   -----------     -----------
                                                     (expressed in thousands)
NET REVENUE BY SEGMENT:
Mechanical Testing and Simulation                  $    69,110     $    76,844
Factory Automation                                      18,104          19,298
                                                   -----------     -----------
     Total Net Revenue                                  87,214          96,142

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
Mechanical Testing and Simulation:
Before Restructuring                                    (7,506)          6,766
Restructuring                                               --          (2,395)
                                                   -----------     -----------
     Total Mechanical Testing and Simulation            (7,506)          4,371

Factory Automation:
Before Restructuring                                     1,546           1,880
Restructuring                                               --            (201)
                                                   -----------     -----------
     Total Factory Automation                            1,546           1,679

Total Income(Loss) from Operations                 $    (5,960)    $     6,050
                                                   ===========     ===========

             MTS SYSTEMS CORPORATION AND SUBSUBSIDIARIES (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW ORDERS AND BACKLOG

New orders for the first quarter of fiscal 2000 increased to a record $103.3 million compared to $91.1 million, a 13.4% increase, when compared to the same period one year ago. The increase in total orders was seen in essentially all business units except the custom project area. Although orders increased significantly, much of the increase was in larger jobs, which require a longer revenue conversion cycle.

Orders for the Mechanical Testing and Simulation (MT&S) segment increased 6.0% to $78.0 million from $73.6 million for the prior year. The increase in the MT&S segment came primarily from the Vehicles Testing Systems segment. The MT&S segment accounted for 75.5% of total orders compared to 80.8% one year ago. Orders for the Factory Automation segment (FA) increased 44.6% to $25.3 million from $17.5 million for the prior year. The FA sector accounted for 24.5% of total orders compared to 19.2% one year ago.

The backlog of undelivered orders at December 31, 1999 was $163.0 million, an increase of 11.0% from September 30, 1999, but a decrease of 6.9% from December 31, 1998.

RESULTS OF OPERATIONS

NET REVENUE for the first quarter of fiscal 2000 was $87.2 million, a decrease of $8.9 million or 9.3% over the same three months of fiscal 1999. International content of revenue was 42.4% of total revenues compared to 42.9% for the first quarter ended December 31, 1999 and 1998 respectively. As expected, revenue levels were down in the first quarter due to slower order inflow in the last half of fiscal 1999.

GROSS PROFIT for the first quarter of fiscal 2000 decreased 39.5% to $22.8 million compared to $37.7 million for the same period one year ago. Gross profit as a percentage of net revenue decreased to 26.1% from 39.2% for the three-month periods ended December 31, 1999 and 1998 respectively. The significant decrease in margins was a result of technical and scheduling issues related to two large fixed-fee custom projects, which caused the cost to complete estimates to be increased.

SELLING EXPENSES decreased by 3.2% to $15.1 million compared to $15.6 million for the three months ended December 31, 1999 and 1998 respectively. Selling expense as a percentage of net revenue increased to 17.3% compared to 16.2% from the same period one year ago due to lower revenue levels.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 3.0% to $6.9 million compared to $6.7 million for the three months ended December 31, 1999 and 1998 respectively. General and administrative expense as a percentage of net revenue increased to 7.9% compared to 7.0% from the same period one year ago.

RESEARCH AND DEVELOPMENT EXPENSES remained flat with a total expense level of $6.7 million for both the three months ended December 31, 1999 and 1998. Research and development expense as a percentage of net revenue increased to 7.7% compared to 7.0% from the same period one year ago due to lower revenue levels.

INTEREST (INCOME) AND EXPENSE of $1.2 million for the first quarter of fiscal 2000 remained consistent with the three months ended December 31, 1998. Net interest expense as a percentage of revenue increased to 1.4% from 1.2% for the same period one year ago.

OTHER (INCOME) AND EXPENSE was $2.0 million compared to ($0.9) million for the three months ended December 31, 1999 and 1998 respectively. Other income and expense increased primarily due to currency losses of $1.5 million in the first quarter of 2000 as compared to a currency gain of ($0.8) in the first quarter of fiscal 1999.

NET INCOME (LOSS) was ($6.0) million compared to $3.7 million for the three months ended December 31, 1999 and 1998 respectively. Net income as a percentage of revenue decreased to (6.9%) from 3.9% for the same period one year ago. The effective tax rate for the first quarter of fiscal 2000 decreased slightly to 34.5% as compared to 34.9% for the same period one year ago. See also Note 3 of Notes to Consolidated Financial Statements regarding discussion on restructuring charges.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES used $12.8 million during the first three months of fiscal 2000 and provided $12.8 million for the same period in fiscal 1999. The decrease in cash from operating activities was a direct result of the loss of $6.0 million and the reduction of $7.6 million in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES required cash totaling $4.5 million in the first three months of fiscal 2000 compared to $4.6 million in fiscal 1999. The majority of the cash outflows during the first three months of 2000 and 1999 related to net additions to property, plant and equipment. The Company expects future expenditures for property, plant and equipment to be funded with internally generated funds. Capital expenditures budgeted for fiscal 2000 are approximately $18.0 million.

CASH FLOWS FROM FINANCING ACTIVITIES provided $21.1 million during the first quarter of fiscal 2000 compared to cash used of $5.3 million in the same period one year ago. Cash flows from financing activities primarily related to increases in short-term borrowings of $20.3 million and an increase in long-term debt of $2.1 million. These increases were offset by the payment of dividends of $1.3 million in the first quarter of fiscal 2000. The increase in short-term debt levels was used to fund working capital needs generated during the first quarter of fiscal 2000.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At December 31, 1999, the Company was in compliance with or has received waivers on the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for reinvestment in the business and strategic acquisitions.

YEAR 2000

The following is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act. This disclosure should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K.

The Company evaluated the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain computer-based products and systems to operate correctly during the year 2000. The Company completed testing and where necessary remediation of any issues by June 30, 1999. The Company has not experienced any major issues related to the Year 2000 issue since completion of its testing. The Company will continue to monitor events and information relevant to Year 2000 issues so that additional action can be taken where necessary.

The Company estimates that the costs directly related to its Year 2000 project were $400,000 in fiscal 1999 and $300,000 in fiscal 1998. The Company does not expect to incur any material costs in the future related to the Year 2000 issue. Such costs are expensed as incurred.

This Readiness Disclosure is a forward looking statement as defined by the Securities and Exchange Commission and the Company recognizes that, although not expected, there are risks of project delays, costs incurred, vendor compliance, and loss of business related to the Year 2000 issue which are outside the direct control of the Company and/or could prove to be material.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there maybe uncertainties currently known to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenues.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.
(VII) Risks in connection with the Year 2000 issue, including risks of anticipated Year 2000 compliance, greater-than-anticipated costs, or risks of business interruptions due to inability of the Company's vendors to comply.

The forgoing list is not exhaustive, and the Company disclaims any obligation to or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders. This information remains current and is incorporated herein by reference.

PART II-------OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

       The following are submitted as part of this report.

       (a)    Exhibit 27
              Financial Data Schedule

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MTS SYSTEMS CORPORATION



                                       /s/ Sidney W. Emery, Jr.
                                       -------------------------------------
                                       Sidney W. Emery, Jr.
                                       President
                                       Chief Executive Officer



                                       /s/ David E. Hoffman
                                       -------------------------------------
                                       David E. Hoffman
                                       Vice President
                                       Chief Financial Officer


Dated: February 14, 2000