Form 10-Q
period 2000-03-31
MTS SYSTEMS CORP
filed 2000-05-11
CIK 68709

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                                  -------------

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

                  Registrants telephone number: (952)-937-4000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           __X__ Yes            _____ No


         The number of shares outstanding of the Registrant's common stock as of May 1, 2000 was 20,787,938 shares.


--------------------------------------------------------------------------------

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


           Item 1. Financial Statements

                    Consolidated Balance Sheets
                      March 31, 2000 and September 30, 1999                  2

                    Consolidated Statements of Income
                      Three and six months ended March 31, 2000
                        and 1999                                             3

                    Consolidated Statements of Cash Flows
                      Six months ended March 31, 2000 and 1999               4

                    Notes to Consolidated Financial Statements             5-7

           Item 2. Management's Discussion and Analysis of
                   Results of Operations and Financial Condition          8-11

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risks                                             11

PART II - OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders      12

           Item 5. Other Information                                        12

           Item 6. Exhibits and Reports on Form 8-K                         12

           Signatures                                                       13

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (expressed in thousands, except share data)

                                                           MARCH 31       SEPTEMBER 30
ASSETS                                                       2000             1999
                                                         ------------     ------------
Current Assets:
  Cash and cash equivalents                              $     12,424     $     18,083
  Accounts receivable                                         101,904           98,307
  Unbilled contracts and retainage receivable                  29,097           42,332
  Inventories-
    Customer jobs-in-process                                    8,013            3,625
    Components, assemblies and parts                           54,441           53,323
  Prepaid expenses                                              9,654            7,981
                                                         ------------     ------------

    Total current assets                                      215,533          223,651
                                                         ------------     ------------

Property and Equipment:
  Land                                                          3,247            3,247
  Buildings and improvements                                   44,409           42,332
  Machinery and equipment                                     105,227          101,140
  Accumulated depreciation                                    (78,311)         (73,086)
                                                         ------------     ------------

    Total property and equipment, net                          74,572           73,633
                                                         ------------     ------------

    Other assets                                               32,869           36,063
                                                         ------------     ------------

Total assets                                             $    322,974     $    333,347
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                 $     24,304     $     10,071
  Current maturities of long-term debt                            839            1,308
  Accounts payable                                             15,698           21,062
  Accrued compensation and benefits                            20,730           28,662
  Advance billings to customers                                23,807           25,943
  Other accrued liabilities                                    16,051           17,667
                                                         ------------     ------------

    Total current liabilities                                 101,429          104,713

Deferred income taxes                                           5,358            5,517
Long-term debt, less current maturities                        62,048           60,258
                                                         ------------     ------------

Commitments and contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,786,767 and 20,883,639
    shares issued and outstanding                               5,197            5,221
  Additional paid-in capital                                    7,405            8,122
  Retained earnings                                           140,442          147,615
  Accumulated other comprehensive income                        1,095            1,901
                                                         ------------     ------------

    Total shareholders' investment                            154,139          162,859
                                                         ------------     ------------

Total liabilities and shareholders' investment           $    322,974     $    333,347
                                                         ============     ============


The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)

                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                  MARCH 31                     MARCH 31
                                        --------------------------    -------------------------
                                           2000           1999           2000           1999
                                        ----------     -----------    ----------     ----------
NET REVENUE                             $   95,291     $   93,262     $  182,505     $  189,404
COST OF REVENUE                             60,821         56,837        125,249        115,265
                                        ----------     ----------     ----------     ----------
  Gross profit                              34,470         36,425         57,256         74,139

OPERATING EXPENSES:
  Selling                                   15,372         15,127         30,494         30,731
  General and administrative                 8,384          8,053         15,328         14,802
  Research and development                   6,684          6,910         13,363         13,625
  Restructuring                                 --             --             --          2,596
                                        ----------     ----------     ----------     ----------
    Total operating expenses                30,440         30,090         59,185         61,754

INCOME (LOSS) FROM OPERATIONS                4,030          6,335         (1,929)        12,385

  Interest expense                           1,648          1,145          3,004          2,397
  Interest income                             (161)          (121)          (279)          (172)
  Other (income) and expense, net              331            645          2,354           (228)
                                        ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES            2,212          4,666         (7,008)        10,388
PROVISION (BENEFIT) FOR INCOME TAXES           841          1,520         (2,340)         3,516
                                        ----------     ----------     ----------     ----------

NET INCOME (LOSS)                       $    1,371     $    3,146     $   (4,668)    $    6,872
                                        ==========     ==========     ==========     ==========


BASIC NET INCOME (LOSS) PER SHARE       $     0.07     $     0.15     $    (0.22)    $     0.33

BASIC - COMMON SHARES OUTSTANDING           20,836         20,701         20,858         20,687

DILUTED NET INCOME (LOSS) PER SHARE     $     0.07     $     0.15     $    (0.22)    $     0.33

DILUTED - COMMON SHARES OUTSTANDING         20,928         21,148         20,858         21,160


The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)

                                                            FOR THE SIX MONTHS ENDED
                                                                   MARCH 31
                                                           -------------------------
                                                              2000           1999
                                                           ----------     ----------
OPERATING ACTIVITIES
  Net income(loss)                                         $   (4,668)    $    6,872
  Adjustments to reconcile net income(loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             7,549          6,697
      Deferred income taxes                                        20           (117)
  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                                  7,163         17,047
    Inventories                                                (6,146)        (3,551)
    Prepaid expenses                                           (1,895)        (2,278)
    Advance billings to customers                              (1,548)         4,383
    Accounts payable and accrued liabilities                  (13,369)       (11,230)
                                                           ----------     ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,894)        17,823
                                                           ----------     ----------

INVESTING ACTIVITIES
    Property and equipment, net                                (7,764)        (8,436)
    Other assets                                                1,200           (377)
                                                           ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                          (6,564)        (8,813)
                                                           ----------     ----------

FINANCING ACTIVITIES
    Net borrowings (payments) on notes payable                 14,198          1,826
    Proceeds from issuance of long-term debt                    2,330             --
    Payments on long-term borrowings                             (449)          (421)
    Cash dividends                                             (2,505)        (2,233)
    Payments to purchase and retire common stock                 (751)           (85)
    Proceeds from exercise of stock options                        10            368
                                                           ----------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            12,833           (545)
                                                           ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           966            456
                                                           ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (5,659)         8,921

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               18,083         12,589
                                                           ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   12,424     $   21,510
                                                           ==========     ==========


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

Reclassifications

Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the second quarter of fiscal 2000 financial statement presentation. These amounts had no effect on the previously reported shareholders' investment or net income.

New Accounting Pronouncements

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

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share includes the dilutive effect of potential common shares. All stock options outstanding during the six month period ended March 31, 2000 were anti-dilutive due to the year-to-date net loss. A reconciliation of the weighted average common shares used in the computation of basic and diluted net income (loss) per share is as follows:

                                   Three Months Ended             Six Months Ended
                                 MARCH 31      March 31         MARCH 31      March 31
--------------------------------------------------------------------------------------
                                   2000          1999             2000          1999
--------------------------------------------------------------------------------------
Basic - common shares
   outstanding                    20,836        20,701           20,858        20,687
Dilutive potential
   common shares                      92           447               --           473
--------------------------------------------------------------------------------------
Diluted - common shares
   outstanding                    20,928        21,148           20,858        21,160
--------------------------------------------------------------------------------------
Basic net income (loss)
   per share                       $0.07         $0.15           $(0.22)        $0.33
Diluted net income (loss)
   per share                       $0.07         $0.15           $(0.22)        $0.33
======================================================================================

3. RESTRUCTURING CHARGES

In the first quarter of fiscal 1999, the Company took a series of actions to better align its organizational structure with market elements, improve operational performance and reduce costs. These actions resulted in a restructuring charge during the first quarter of fiscal year 1999 of $2.1 million ($1.5 million after tax, or $.07 per share). This charge relates principally to a workforce reduction and $0.3 million for other costs. Also in the first quarter of fiscal 1999, DSP Technology, Inc. announced its strategic decision to relocate its corporate headquarters and consolidate its Transportation Group operations in Ann Arbor, Michigan from Freemont, California. This decision resulted in a restructuring charge of $0.5 million ($0.3 million after tax or $.01 per share). This charge relates to employee severance cost of $0.3 million and $0.2 million in idle facility and winding down costs. All of the restructuring charges taken in the first quarter of fiscal 1999 have been paid.

In the fourth quarter of fiscal 1999, the Company identified actions necessary to rationalize certain of its business capacity. These actions resulted in a restructuring charge during the fourth quarter of fiscal 1999 of $3.1 million ($2.1 million after tax, or $.10 per share). This charge relates to employee severance costs of $2.8 million and $0.3 million of other costs. Of the total restructuring charges taken in the fourth quarter of fiscal 1999, $0.3 million has been paid for severance related costs.

4. COMPREHENSIVE INCOME

For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and unrealized loss on investment. Comprehensive income (loss) was $1.3 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively and ($5.5) million and $6.1 million for the six-month period ended March 31, 2000 and 1999.

5. BUSINESS SEGMENT INFORMATION

The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company has determined that it has five operating segments: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems business manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and decrease the cost to manufacture their products. The Material Testing Systems business manufacturers and markets systems to aid their customers in product development and quality control to improve the design and manufacture of materials and products. The Advanced Systems business offers highly customized systems for simulation and testing. The Automation business manufactures and markets high performance products for challenging factory automation applications in a wide range of industries. The Sensors business manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business segments. As a result of these similarities, these segments have been aggregated into one reportable segment called Mechanical Testing and Simulation (MT&S) for financial statement purposes. Also, the economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Automation and Sensors business segments. As a result, these segments have been aggregated into one reportable segment called Factory Automation (FA).

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

                                                    Three Months Ended          Six Months Ended
                                                        March 31                    March 31
                                                   2000          1999          2000           1999
                                                ----------    ----------    ----------     ----------
                                                              (expressed in thousands)
NET REVENUE BY SEGMENT:
Mechanical Testing and Simulation               $   71,294    $   73,597    $  140,404     $  150,441
Factory Automation                                  23,997        19,665        42,101         38,963
                                                ----------    ----------    ----------     ----------
     Total Net Revenue                              95,291        93,262       182,505        189,404

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
Mechanical Testing and Simulation:
Before Restructuring                                   836         4,554        (6,670)        11,320
Restructuring                                           --            --            --         (2,395)
                                                ----------    ----------    ----------     ----------
     Total Mechanical Testing and Simulation           836         4,554        (6,670)         8,925

Factory Automation:
Before Restructuring                                 3,194         1,781         4,741          3,661
Restructuring                                           --            --            --           (201)
                                                ----------    ----------    ----------     ----------
     Total Factory Automation                        3,194         1,781         4,741          3,460

Total Income (Loss) from Operations             $    4,030    $    6,335    $   (1,929)    $   12,385
                                                ==========    ==========    ==========     ==========

            MTS SYSTEMS CORPORATION AND SUBSUBSIDIARIES (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW ORDERS AND BACKLOG

THREE MONTHS ENDED 3/31/00 COMPARED TO THREE MONTHS ENDED 3/31/99

New orders for the second quarter of fiscal 2000 increased to $101.2 million compared to $83.3 million, a 21.5% increase, when compared to the same period one year ago.

Orders for the Mechanical Testing and Simulation (MT&S) segment increased 12.7% to $75.5 million from $67.0 million for the prior year. The MT&S segment accounted for 74.6% of total orders compared to 80.4% one year ago. Orders for the Factory Automation segment (FA) increased 57.7% to $25.7 million from $16.3 million one year ago. The FA segment accounted for 25.4% of total orders compared to 19.6% one year ago.

SIX MONTHS ENDED 3/31/00 COMPARED TO SIX MONTHS ENDED 3/31/99

New orders for the first half of fiscal 2000 increased to $204.5 million compared to $174.6 million, a 17.1% increase, when compared to the same period one year ago.

Orders for the Mechanical Testing and Simulation (MT&S) segment increased 8.9% to $153.5 million from $140.9 million for the prior year. The MT&S segment accounted for 75.1% of total orders compared to 80.7% one year ago. Orders for the Factory Automation segment (FA) increased 51.3% to $51.0 million from $33.7 million one year ago. The FA segment accounted for 24.9% of total orders compared to 19.3% one year ago.

Backlog of undelivered orders at March 31, 2000 was $168.8 million, an increase of 15.0% from September 30, 1999, but a decrease of 2.0% from the backlog at March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED 3/31/00 COMPARED TO THREE MONTHS ENDED 3/31/99

NET REVENUE for the second quarter of fiscal 2000 was $95.3 million, an increase of $2.0 million or 2.2% over the same three months of fiscal 1999. International revenue represented 52.4% of total revenues compared to 49.8% for the second quarter ended March 31, 1999. The increase in net revenues was largely due to the increased business activity in the factory automation segment offset by lower activity in our DSP Technology division.

GROSS PROFIT for the second quarter of fiscal 2000 decreased 5.4% to $34.5 million compared to $36.4 million for the same period one year ago. Gross profit as a percentage of revenue decreased to 36.2% from 39.1% for the three-month periods ending March 31, 2000 and 1999, respectively. The decrease in margin percentage was a result of changes in mix from higher revenues in product oriented businesses and our DSP Technology division in 1999 to a higher content of lower margin project activity in fiscal 2000.

SELLING EXPENSES increased by 1.6% to $15.4 million compared to $15.1 million for the three months ending March 31, 2000 and 1999 respectively. Selling expense as a percentage of revenue decreased to 16.1% compared to 16.2% for the same period one year ago.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 4.1% to $8.4 million compared to $8.1 million for the three months ending March 31, 2000 and 1999 respectively. General and administrative expense as a percentage of revenue increased to 8.8% compared to 8.6% for the same period one year ago. The increase in total expense primarily relates to $0.3 million of severance related payments made in the second quarter of fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES decreased by 3.3% to $6.7 million compared to $6.9 million for the three months ending March 31, 2000 and 1999 respectively. Research and development expense as a percentage of revenue decreased to 7.0% compared to 7.4% for the same period one year ago.

INTEREST (INCOME) AND EXPENSE increased to $1.5 million compared to $1.0 million for the three months ending March 31, 2000 and 1999 respectively. Interest expense increased mainly due to higher average short-term balances and slightly higher interest rates during the second quarter of fiscal 2000 as compared to the same period one year ago. Net interest expense as a percentage of revenue increased to 1.6% from 1.1% for the same period one year ago.

OTHER (INCOME) AND EXPENSE, which includes gains and losses from foreign currency translations, decreased to $0.3 million from $0.6 million for the three months ending March 31, 2000 and 1999 respectively. The primary difference was due to higher currency losses in the same period one year ago.

NET INCOME (LOSS) decreased 56.4% to $1.4 million compared to $3.1 million for the three months ending March 31, 2000 and 1999 respectively. Net income as a percentage of revenue decreased to 1.4% from 3.4% for the same period one year ago. The effective tax rate for the second quarter of fiscal 2000 increased to 38.0% from 32.6% for the same period one year ago. The change in the effective rate was due to a higher composition of income in foreign locations with higher tax rates.

SIX MONTHS ENDED 3/31/00 COMPARED TO SIX MONTHS ENDED 3/31/99

NET REVENUE for the first six months of fiscal 2000 was $182.5 million, a decrease of $6.9 million or 3.6% over the first six months of fiscal 1999. International content of revenue was 47.6% of total revenues compared to 47.2% for the six-month periods ended March 31, 2000 and 1999 respectively.

GROSS PROFIT for the first half of 2000 decreased 22.8% to $57.3 million compared to $74.1 million for the same period one year ago. Gross profit as a percentage of revenue was 31.4% compared to 39.1% for the six-month periods ending March 31, 2000 and 1999 respectively. The significant decrease in margins was result of technical and scheduling issues related to two large fixed-fee custom projects and adverse changes in business mix.

SELLING EXPENSES decreased by 0.8% to $30.5 million compared to $30.7 million for the six months ending March 31, 2000 and 1999 respectively. Selling expense as a percentage of revenue increased to 16.7% compared to 16.2% for the same period one year ago.

GENERAL AND ADMINISTRATIVE EXPENSES increased by 3.6% to $15.3 million compared to $14.8 million for the six months ending March 31, 2000 and 1999 respectively. General and administrative expense as a percentage of revenue increased to 8.4% compared to 7.8% for the same period one year ago.

RESEARCH AND DEVELOPMENT EXPENSES decreased by 1.9% to $13.4 million compared to $13.6 million for the six months ending March 31, 2000 and 1999 respectively. Research and development expense as a percentage of revenue increased slightly to 7.3% compared to 7.2% for the same period one year ago.

INTEREST (INCOME) AND EXPENSE increased to $2.7 million compared to $2.2 million for the six months ending March 31, 2000 and 1999 respectively. Net interest expense as a percentage of revenue increased to 1.5% from 1.2% for the same period one year ago. Interest expense increased due to higher average short-term balances outstanding and higher interest rates in the first half of fiscal 2000 as compared to the same period one year ago.

OTHER (INCOME) AND EXPENSE increased to $2.4 million from ($0.2) million for the six months ending March 31, 2000 and 1999 respectively. The increase was primarily due to currency losses of $1.5 million recognized in the first half of fiscal year 2000 as compared to a small gain in the same period one year ago.

NET INCOME (LOSS) was ($4.7) million compared to $6.9 million for the six months ending March 31, 2000 and 1999 respectively. Net income as a percentage of revenue decreased to (2.6%) from 3.6% for the same period one year ago. The effective tax rate for the first half of fiscal 2000 was 33.4% compared to 33.8% for first half of fiscal 1999. See also Note 3 of Notes to Consolidated Financial Statements regarding discussion on restructuring charges.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES used $12.9 million in the first six months of 2000 and provided $17.8 million for the same period in 1999. The decrease in cash from operating activities was a direct result of a $4.7 million net loss for the period coupled with $15.8 million used by working capital items, such as payment of accounts payable and accrued liabilities and purchases of inventory offset by the reduction of accounts receivable.

CASH FLOWS FROM INVESTING ACTIVITIES required cash totaling $6.6 million in the first six months of 2000 compared to $8.8 million in 1999. The majority of the cash outflows during the first six months of 2000 and 1999 related to net additions to property, plant and equipment. The Company expects future expenditures for property, plant and equipment to be funded with internally generated funds. Capital expenditures budgeted for fiscal 2000 are approximately $18.0 million.

CASH FLOWS FROM FINANCING ACTIVITIES provided $12.8 million in the first six months of 2000 compared to cash used of $0.5 million in 1999. Cash flows from financing activities primarily related to increases in short-term borrowings of $14.2 million and an increase in long-term debt of $2.3 million. Offsetting the increases was the payment of dividends of $2.5 million and the repurchase of common stock of $0.8 million. The increase in short-term debt levels was used to fund working capital needs generated during the first half of fiscal 2000.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At March 31, 2000, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for reinvestment in the business and strategic acquisitions. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

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


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there may be uncertainties currently known to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenues.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.
(VII) Risks in connection with the Year 2000 issue, including risks of anticipated Year 2000 compliance, greater-than-anticipated costs, or risks of business interruptions due to inability of the Company's vendors to comply.

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

PART II-------OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company's Annual Meeting of Shareholders was held January 25, 2000.

         (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                             Votes For      Votes Against

                  Jean-Lou Chameau          17,762,757        1,773,351
                  Charles A. Brickman       17,765,886        1,770,222
                  Bobby I. Griffin          17,764,784        1,771,324
                  Russell A. Gullotti       17,763,307        1,772,801
                  Brendan C. Hegarty        17,775,839        1,760,269
                  Sidney W. Emery           17,469,992        2,066,116
                  Linda Hall Whitman        17,763,435        1,772,673

                  No voters abstained or were broker/bank non-votes for any of the directors.

         (c) Shareholders approved the proposal to amend the Company's 1997 Stock Option Plan to increase the total number of shares of common stock available for issuance from 1,500,000 to 4,000,000 shares with 10,806,575 votes in favor of the proposal, 5,864,451 votes against, 90,849 abstained, and 2,765,887 non-votes by broker/banks.

         (d) Arthur Andersen LLP was ratified to serve as the Company's independent auditors for fiscal year 2000 with 19,450,653 votes in favor, 37,307 votes against and 129,998 votes abstained.

ITEM 5.  Other Information

         Thomas E. Holloran announced his retirement as a director of the Company at the meeting of shareholders held on January 25, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K.

         The following are submitted as part of this report.

         (a)      Exhibit 27
                  Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MTS SYSTEMS CORPORATION



                                         /s/ Sidney W. Emery, Jr.
                                       -----------------------------------------
                                       Sidney W. Emery, Jr.
                                       President
                                       Chief Executive Officer



                                         /s/ David E. Hoffman
                                       -----------------------------------------
                                       David E. Hoffman
                                       Vice President
                                       Chief Financial Officer


Dated: May 11, 2000