Form 10-Q
period 2000-06-30
MTS SYSTEMS CORP
filed 2000-08-11
CIK 68709

--------------------------------------------------------------------------------


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                             ----------------------

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

                           __X__ Yes          _____ No


         The number of shares outstanding of the Registrant's common stock as of July 28, 2000 was 20,842,956 shares.


--------------------------------------------------------------------------------

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


          Item 1. Financial Statements

                   Consolidated Balance Sheets
                    June 30, 2000 and September 30, 1999                   2

                   Consolidated Statements of Income
                    Three and nine months ended June 30, 2000
                    and 1999                                               3

                   Consolidated Statements of Cash Flows
                    Nine months ended June 30, 2000 and 1999               4

                   Notes to Consolidated Financial Statements             5-7

          Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition          8-11

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risks                                             11

PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                         12

          Signatures                                                       13

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (expressed in thousands, except share data)

                                                           JUNE 30       SEPTEMBER 30
ASSETS                                                      2000             1999
                                                        ------------     ------------
Current Assets:
  Cash and cash equivalents                             $      9,116     $     18,083
  Accounts receivable                                         95,334           98,307
  Unbilled contracts and retainage receivable                 32,062           42,332
  Inventories-
    Customer jobs-in-process                                   5,648            3,625
    Components, assemblies and parts                          59,553           53,323
  Prepaid expenses                                            10,519            7,981
                                                        ------------     ------------

    Total current assets                                     212,232          223,651
                                                        ------------     ------------

Property and Equipment:
  Land                                                         3,247            3,247
  Buildings and improvements                                  44,263           42,332
  Machinery and equipment                                    107,133          101,140
  Accumulated depreciation                                   (80,913)         (73,086)
                                                        ------------     ------------

    Total property and equipment, net                         73,730           73,633
                                                        ------------     ------------

    Other assets                                              32,088           36,063
                                                        ------------     ------------

Total assets                                            $    318,050     $    333,347
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                $      7,758     $     10,071
  Current maturities of long-term debt                           859            1,308
  Accounts payable                                            16,515           21,062
  Accrued compensation and benefits                           28,089           28,662
  Advance billings to customers                               23,347           25,943
  Other accrued liabilities                                   17,862           17,667
                                                        ------------     ------------

    Total current liabilities                                 94,430          104,713

Deferred income taxes                                          5,326            5,517
Long-term debt, less current maturities                       61,807           60,258
                                                        ------------     ------------

Commitments and contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,849,183 and 20,883,639
    shares issued and outstanding                              5,212            5,221
  Additional paid-in capital                                   7,693            8,122
  Retained earnings                                          142,885          147,615
  Accumulated other comprehensive income                         697            1,901
                                                        ------------     ------------

    Total shareholders' investment                           156,487          162,859
                                                        ------------     ------------

Total liabilities and shareholders' investment          $    318,050     $    333,347
                                                        ============     ============


The accompanying notes are an integral part of these consolidated balance sheets

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)

                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                  JUNE 30                            JUNE 30
                                        -----------------------------     -----------------------------
                                            2000             1999              2000            1999
                                        ------------     ------------     ------------     ------------
NET REVENUE                             $     94,989     $     95,363     $    277,494     $    284,767
COST OF REVENUE                               60,192           57,783          185,441          173,048
                                        ------------     ------------     ------------     ------------
  Gross profit                                34,797           37,580           92,053          111,719

OPERATING EXPENSES:
  Selling                                     14,988           15,357           45,482           46,087
  General and administrative                   7,375            7,908           22,703           22,711
  Research and development                     5,901            7,035           19,264           20,660
  Restructuring                                   --               --               --            2,596
  Acquisition                                     --            1,391               --            1,391
                                        ------------     ------------     ------------     ------------
    Total operating expenses                  28,264           31,691           87,449           93,445

INCOME FROM OPERATIONS                         6,533            5,889            4,604           18,274

  Interest expense                             1,739            1,032            4,744            3,429
  Interest income                               (851)             (74)          (1,130)            (246)
  Other (income) and expense, net               (186)          (3,338)           2,168           (3,566)
                                        ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES              5,831            8,269           (1,178)          18,657
PROVISION (BENEFIT) FOR INCOME TAXES           2,134            2,976             (206)           6,492
                                        ------------     ------------     ------------     ------------

NET INCOME (LOSS)                       $      3,697     $      5,293     $       (972)    $     12,165
                                        ============     ============     ============     ============



BASIC NET INCOME (LOSS) PER SHARE       $       0.18     $       0.25     $      (0.05)    $       0.59

BASIC - COMMON SHARES OUTSTANDING             20,855           20,813           20,857           20,728

DILUTED NET INCOME (LOSS) PER SHARE     $       0.18     $       0.25     $      (0.05)    $       0.57

DILUTED - COMMON SHARES OUTSTANDING           20,928           21,209           20,857           21,176


       The accompanying notes are an integral part of these consolidated financial statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                  JUNE 30
                                                                       -----------------------------
                                                                             2000            1999
                                                                       ------------     ------------
OPERATING ACTIVITIES
  Net income (loss)                                                    $       (972)    $     12,165
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                          11,137           10,189
      Deferred income taxes                                                      21             (118)
  Changes in operating assets and liabilities:
    Accounts receivable, unbilled
      contracts and retainage receivable                                     10,263            7,463
    Inventories                                                              (8,985)          (7,590)
    Prepaid expenses                                                         (2,802)          (2,939)
    Advance billings to customers                                            (1,886)          (1,236)
    Other liabilities, net                                                   (3,114)           3,325
                                                                       ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     3,662           21,259
                                                                       ------------     ------------

INVESTING ACTIVITIES
    Purchases of property and equipment, net                                 (9,825)         (12,716)
    Other assets                                                              1,025              675
                                                                       ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                        (8,800)         (12,041)
                                                                       ------------     ------------

FINANCING ACTIVITIES
    Net payments on notes payable to banks                                   (2,349)         (19,585)
    Proceeds from issuance of long-term debt                                  2,358           16,115
    Repayments of long-term debt                                               (598)            (648)
    Cash dividends                                                           (3,758)          (3,360)
    Payments to purchase and retire common stock                             (1,503)             (85)
    Proceeds from exercise of stock option and stock purchase plans           1,066            2,198
                                                                       ------------     ------------

NET CASH USED IN FINANCING ACTIVITIES                                        (4,784)          (5,365)
                                                                       ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         955              710
                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (8,967)           4,563

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             18,083           12,589
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      9,116     $     17,152
                                                                       ============     ============


        The accompanying notes are an integral part of these consolidated financial statements

              MTS SYSTEMS CORPORATION AND SUBSIDIARIES (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for the fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

Reclassifications

Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the third quarter of fiscal 2000 financial statement presentation. These reclassifications had no effect on the previously reported shareholders' investment or net income.

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

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share includes the dilutive effect of potential common shares. All stock options outstanding during the nine month period ended June 30, 2000 were anti-dilutive due to the year-to-date net loss. A reconciliation of the weighted average common shares used in the computation of basic and diluted net income (loss) per share is as follows:

                                Three Months Ended         Nine Months Ended
                               JUNE 30      June 30      JUNE 30       June 30
                                2000         1999          2000         1999
-------------------------------------------------------------------------------

Basic - common shares
   outstanding                  20,855       20,813       20,857        20,728
Dilutive potential
   common shares                    73          396           --           448
-------------------------------------------------------------------------------
Diluted - common shares
   outstanding                  20,928       21,209       20,857        21,176
-------------------------------------------------------------------------------
Basic net income (loss)
   per share                   $  0.18      $  0.25      $ (0.05)      $  0.59
Diluted net income (loss)
   per share                   $  0.18      $  0.25      $ (0.05)      $  0.57
-------------------------------------------------------------------------------


3. RESTRUCTURING CHARGES

In the first quarter of fiscal 1999, the Company took a series of actions to better align its organizational structure with market elements, improve operational performance and reduce costs. These actions resulted in a restructuring charge during the first quarter of fiscal year 1999 of $2.1 million ($1.4 million after tax, or $.07 per share). This charge relates principally to costs associated with a workforce reduction. Also in the first quarter of fiscal 1999, DSP Technology, Inc. announced its strategic decision to relocate its corporate headquarters and consolidate its Transportation Group operations in Ann Arbor, Michigan from Fremont, California. This decision resulted in a restructuring charge of $0.5 million ($0.3 million after tax or $.01 per share). This charge relates to employee severance cost of $0.3 million and $0.2 million in idle facility and winding down costs. All of the restructuring charges taken in the first quarter of fiscal 1999 have been paid.

In the fourth quarter of fiscal 1999, the Company identified actions necessary to rationalize certain of its business capacity. These actions resulted in a restructuring charge during the fourth quarter of fiscal 1999 of $3.1 million ($2.1 million after tax, or $.10 per share). This charge relates to employee severance costs of $2.8 million and $0.3 million of other costs. Of the total restructuring charges taken in the fourth quarter of fiscal 1999, $1.2 million has been paid for severance related costs.

4. COMPREHENSIVE INCOME

For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and unrealized loss on investment. Comprehensive income (loss) was $3.3 million and $4.6 million for the three months ended June 30, 2000 and 1999, respectively and ($2.2) million and $10.7 million for the nine-month period ended June 30, 2000 and 1999.

5. BUSINESS SEGMENT INFORMATION

The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company has determined that it has five operating segments: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems business manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and decrease the cost to manufacture their products. The Material Testing Systems business manufactures and markets systems to aid their customers in product development and quality control to improve the design and manufacture of materials and products. The Advanced Systems business offers highly customized systems for simulation and testing. The Automation business manufactures and markets high performance products for challenging factory automation applications in a wide range of industries. The Sensors business manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business segments. As a result of these similarities, these segments have been aggregated into one reportable segment called Mechanical Testing and Simulation (MT&S) for financial statement purposes. Also, the economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Automation and Sensors business segments. As a result, these segments have been aggregated into one reportable segment called Factory Automation (FA).

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

                                                   Three Months Ended            Nine Months Ended
                                                         June 30                      June 30
                                                ------------------------     -------------------------
                                                   2000           1999             2000          1999
                                                ----------    ----------     ----------     ----------
                                                               (expressed in thousands)
NET REVENUE BY SEGMENT:
Mechanical Testing and Simulation               $   71,486    $   77,351     $  211,890     $  227,792
Factory Automation                                  23,503        18,012         65,604         56,975
                                                ----------    ----------     ----------     ----------
     Total Net Revenue                              94,989        95,363        277,494        284,767

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
Mechanical Testing and Simulation:
Before Restructuring & Acquisition Expenses          3,348         6,301         (3,321)        17,621
Restructuring & Acquisition Expenses                    --        (1,391)            --         (3,786)
                                                ----------    ----------     ----------     ----------
     Total Mechanical Testing and Simulation         3,348         4,910         (3,321)        13,835

Factory Automation:
Before Restructuring                                 3,185           979          7,925          4,640
Restructuring                                           --            --             --           (201)
                                                ----------    ----------     ----------     ----------
     Total Factory Automation                        3,185           979          7,925          4,439

Total Income from Operations                    $    6,533    $    5,889     $    4,604     $   18,274
                                                ==========    ==========     ==========     ==========

              MTS SYSTEMS CORPORATION AND SUBSIDIARIES (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



NEW ORDERS AND BACKLOG

THREE MONTHS ENDED 6/30/00 COMPARED TO THREE MONTHS ENDED 6/30/99

New orders for the third quarter of fiscal 2000 increased to $100.3 million compared to $77.4 million, a 29.6% increase, when compared to the same period one year ago.

Orders for the Mechanical Testing and Simulation (MT&S) segment increased 39.9% to $77.8 million from $55.6 million for the prior year. The MT&S segment accounted for 77.6% of total orders compared to 71.8% one year ago. Orders for the Factory Automation segment (FA) increased 3.2% to $22.5 million from $21.8 million one year ago. The FA segment accounted for 22.4% of total orders compared to 28.2% one year ago.

NINE MONTHS ENDED 6/30/00 COMPARED TO NINE MONTHS ENDED 6/30/99

New orders for the first nine-months of fiscal 2000 increased to $304.8 million compared to $251.9 million, a 21.0% increase, when compared to the same period one year ago.

Orders for the Mechanical Testing and Simulation (MT&S) segment increased 18.0% to $231.3 million from $196.1 million for the prior year. The MT&S segment accounted for 75.9% of total orders compared to 77.8% one year ago. Orders for the Factory Automation segment (FA) increased 31.7% to $73.5 million from $55.8 million one year ago. The FA segment accounted for 24.1% of total orders compared to 22.2% one year ago.

Backlog of undelivered orders at June 30, 2000 was $170.1 million, an increase of 15.9% from September 30, 1999 and an increase of 10.2% from the backlog at June 30, 1999. The backlog amount at June 30, 2000 was adjusted by $4.0 million for the cancellation of an order related to the contract dispute over an amusement park ride system that was settled during the quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED 6/30/00 COMPARED TO THREE MONTHS ENDED 6/30/99

NET REVENUE for the third quarter of fiscal 2000 was $95.0 million, a decrease of $0.4 million compared to the same three months of fiscal 1999. International revenue represented 50.5% of total revenues compared to 47.3% for the third quarter ended June 30, 1999. Net revenues were impacted by the increased business activity in the factory automation segment offset by lower revenues in our MT&S segment.

GROSS PROFIT for the third quarter of fiscal 2000 decreased 7.4% to $34.8 million compared to $37.6 million for the same period one year ago. Gross profit as a percentage of revenue decreased to 36.6% from 39.4% for the three-month periods ended June 30, 2000 and 1999, respectively. The decrease in margin percentage continues to be a result of lower margin project activity in fiscal 2000.

SELLING EXPENSES decreased by 2.6% to $15.0 million compared to $15.4 million for the three months ended June 30, 2000 and 1999 respectively. Selling expense as a percentage of revenue decreased to 15.8% compared to 16.1% for the same period one year ago.

GENERAL AND ADMINISTRATIVE EXPENSES decreased by 6.3% to $7.4 million compared to $7.9 million for the three months ended June 30, 2000 and 1999 respectively. General and administrative expense as a percentage of revenue decreased to 7.8% compared to 8.3% for the same period one year ago. The reduction in expenses is a direct result of actions taken earlier this year to reduce operating expenses.

RESEARCH AND DEVELOPMENT EXPENSES decreased by 15.7% to $5.9 million compared to $7.0 million for the three months ended June 30, 2000 and 1999 respectively. Research and development expense as a percentage of revenue decreased to 6.2% compared to 7.4% for the same period one year ago. The reduction in expenses is due to the completion of several research and development programs from fiscal year 1999.

ACQUISITION EXPENSES were $1.4 million for the three-month period ended June 30, 1999. The expense consisted of such items as professional fees, filing fees, and other transaction related expenses for the acquisition of DSP Technology, Inc.

INTEREST (INCOME) AND EXPENSE decreased to $0.9 million compared to $1.0 million for the three months ended June 30, 2000 and 1999 respectively. Interest expense increased mainly due to higher average long-term balances and higher interest rates during the third quarter of fiscal 2000 as compared to the same period one-year ago. Net interest expense as a percentage of revenue decreased to 0.9% from 1.0% for the same period one year ago. Interest income was higher in fiscal 2000 due to the receipt of interest related to Federal tax adjustments from prior years.

OTHER (INCOME) AND EXPENSE, which includes gains and losses from foreign currency translations, decreased to ($0.2) million from ($3.3) million for the three months ended June 30, 2000 and 1999 respectively. The primary difference was due to currency gains of $1.5 million and net life insurance proceeds of $1.4 million in the same period one year ago.

NET INCOME (LOSS) decreased 30.2% to $3.7 million compared to $5.3 million for the three months ended June 30, 2000 and 1999 respectively. Net income as a percentage of revenue decreased to 3.9% from 5.6% for the same period one year ago. The effective tax rate for the third quarter of fiscal 2000 increased to 36.6% from 36.0% for the same period one year ago.

NINE MONTHS ENDED 6/30/00 COMPARED TO NINE MONTHS ENDED 6/30/99

NET REVENUE for the first nine months of fiscal 2000 was $277.5 million, a decrease of $7.3 million or 2.6% over the first nine months of fiscal 1999. International content of revenue was 48.6% of total revenues compared to 46.2% for the nine-month periods ended June 30, 2000 and 1999 respectively.

GROSS PROFIT for the first nine months of fiscal 2000 decreased 17.5% to $92.1 million compared to $111.7 million for the same period one year ago. Gross profit as a percentage of revenue was 33.2% compared to 39.2% for the nine-month periods ended June 30, 2000 and 1999 respectively. The significant decrease in margins was result of technical and scheduling issues related to two large fixed-fee custom projects and continuing lower margin project activity.

SELLING EXPENSES decreased by 1.3% to $45.5 million compared to $46.1 million for the nine months ended June 30, 2000 and 1999 respectively. Selling expense as a percentage of revenue increased slightly to 16.4% compared to 16.2% for the same period one year ago.

GENERAL AND ADMINISTRATIVE EXPENSES were $22.7 million for the nine months ended June 30, 2000 and 1999. General and administrative expense as a percentage of revenue increased slightly to 8.2% compared to 8.0% for the same period one year ago.

RESEARCH AND DEVELOPMENT EXPENSES decreased by 6.8% to $19.3 million compared to $20.7 million for the nine months ended June 30, 2000 and 1999 respectively. Research and development expense as a percentage of revenue decreased to 6.9% compared to 7.3% for the same period one year ago.

INTEREST (INCOME) AND EXPENSE increased to $3.6 million compared to $3.2 million for the nine months ended June 30, 2000 and 1999 respectively. Net interest expense as a percentage of revenue increased to 1.3% from 1.1% for the same period one year ago. Interest expense increased due to higher average long-term balances outstanding and higher interest rates in the first nine months of fiscal 2000 as compared to the same period one year ago.

OTHER (INCOME) AND EXPENSE increased to $2.2 million from ($3.6) million for the nine months ended June 30, 2000 and 1999 respectively. The increase is due to currency losses of $1.2 million recognized in the first nine months of fiscal year 2000 as compared to currency gains of $1.5 million in the same period one year ago. In addition, net life insurance proceeds of $1.4 million were received in fiscal 1999.

NET INCOME (LOSS) was ($1.0) million compared to $12.2 million for the nine months ended June 30, 2000 and 1999 respectively. Net income as a percentage of revenue decreased to (.4%) from 4.3% for the same period one year ago. The effective tax rate for the first half of fiscal 2000 was 17.5% compared to 34.8% for first nine months of fiscal 1999. See also Note 3 of Notes to Consolidated Financial Statements regarding discussion on restructuring charges and the quarterly discussion on acquisition expenses.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided $3.7 million in the first nine months of 2000 as compared to $21.3 million for the same period in 1999. The decrease in cash from operating activities in fiscal 2000 as compared to the same period in fiscal 1999 was a direct result of a $1.0 million net loss coupled with the reduction of other liabilities of $3.1 million.

CASH FLOWS FROM INVESTING ACTIVITIES required cash totaling $8.8 million in the first nine months of 2000 compared to $12.0 million in 1999. The majority of the cash outflows during the first nine months of 2000 and 1999 related to net additions to property, plant and equipment. The Company expects future expenditures for property, plant and equipment to be funded with internally generated funds. Capital expenditures were budgeted for fiscal 2000 at approximately $18.0 million, however the Company expects to end the year significantly below these levels.

CASH FLOWS FROM FINANCING ACTIVITIES used $4.8 million in the first nine months of 2000 compared to $5.4 million in 1999. Cash used for financing activities primarily related to payments on short-term borrowings of $2.3 million, payment of dividends of $3.8 million and the repurchase of common stock of $1.5 million. Cash provided from financing activities included proceeds from net long-term debt of $1.7 million and from the Company's stock option and stock purchase plans of $1.1 million.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At June 30, 2000, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for reinvestment in the business and strategic acquisitions. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

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

The foregoing list is not exhaustive, and the Company disclaims any obligation to or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         (a)      Exhibit 27
                  Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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



                                       MTS SYSTEMS CORPORATION



                                        /s/ Sidney W. Emery, Jr.
                                       ------------------------------------
                                       Sidney W. Emery, Jr.
                                       President
                                       Chief Executive Officer



                                       /s/ David E. Hoffman
                                       ------------------------------------
                                       David E. Hoffman
                                       Vice President
                                       Chief Financial Officer


Dated: August 10, 2000