Form 10-K
period 2000-09-30
MTS SYSTEMS CORP
filed 2000-12-26
CIK 68709

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                                -------------------

                          COMMISSION FILE NUMBER 0-2382

                             MTS SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MINNESOTA                   952-937-4000              41-0908057
(STATE OR OTHER JURISDICTION OF     (TELEPHONE NUMBER         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)        OF REGISTRANT          IDENTIFICATION NO.)
                                  INCLUDING AREA CODE)

           14000 TECHNOLOGY DRIVE, EDEN PRAIRIE, MINNESOTA   55344-9763
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 COMMON STOCK (PAR VALUE OF 25(CENTS) PER SHARE)


      INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          __X__YES         _____ NO


      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

      AS OF DECEMBER 4, 2000, 20,722,568 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK (BASED UPON THE AVERAGE OF THE HIGH AND LOW PRICES) HELD BY NON-AFFILIATES WAS $81,271,700.

                                -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED SEPTEMBER 30, 2000 - PARTS I, II AND IV.

PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS, STATEMENT DATED PRIOR TO JANUARY 30, 2001 - PART III.

================================================================================



                             MTS SYSTEMS CORPORATION
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1.       BUSINESS

MTS Systems Corporation (hereafter called "MTS", or "the Company" or "the Registrant") is a technology-based, market-driven company providing hardware, software, and engineering services to researchers, designers and manufacturers.

MTS bases its business on a set of building-block technologies and business processes. Technologies include sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor a test or automation system to the customer's needs and to analyze results. Business processes include project and product styles of operations on a worldwide basis. In combination, they offer solutions to customers in a variety of markets.

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

AIRCRAFT AND AEROSPACE VEHICLE MANUFACTURERS AND THEIR SUPPLIERS: These customers use the Company's systems and software for full-scale structural tests on complete vehicles and principal subsystems such as landing gear.

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

Applications of the Company's systems and software include the design and production testing of engines and drivetrains, suspension and steering components, body and chassis, tires and wheels, and fuel storage and exhaust components. Vehicle manufacturers strive to improve performance, durability and safety while eliminating noise and vibration from their products. Customers also integrate MTS modeling software and physical testing systems to accelerate prototype design and decrease manufacturing costs of their products and components.

ADVANCED SYSTEMS: The Company also offers highly customized systems for simulation and testing through its Advanced Engineering Solutions Division

(AESD). These systems frequently embody technology, which is new to the application. Customers of AESD come from all industries served by the MT&S sector - aerospace and advanced materials, civil engineering, and ground vehicles - as well as customers from other industries interested in the development of new manufacturing technologies and systems such as welding and material processing.

MT&S sector accounted for 77% of revenue in 2000, 80% of revenue in 1999, and 79% of revenue in 1998. It represents the oldest and is the principal market for the Company's technology.

Factory Automation Reportable Segment: FA customers use MTS products in discrete part manufacturing and chemical process industries. Products in this segment include:

DISPLACEMENT POSITION AND LIQUID-LEVEL SENSORS BASED ON MAGNETOSTRICTIVE TECHNOLOGY. Displacement sensors accurately measure position up to 25 feet. They are used where accurate positioning and continuous control are critical, such as in discrete (piece part) manufacturing machinery, mobile equipment, process control elements and continuous measurement devices. Major applications include injection molding machines, servo-hydraulic cylinders, and presses of all types, sawmills, logging and other mobile machinery and valve or flow control.

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

TITANIUM PRODUCTS: The Company, through its wholly owned subsidiary, AeroMet Corporation has developed an innovative laser direct metal deposition process for manufacturing titanium parts. The process uses a laser to fuse titanium powder, layer upon layer, into solid structures. This computer driven process significantly reduces the time required to produce large complex parts.

The FA sector accounted for 23% of revenue in 2000, 20% of revenue in 1999, and 21% of revenue in 1998.

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

2000 PRODUCT DEVELOPMENT HIGHLIGHTS
The Company funds new application and product development within its market sectors. Highlights of product development undertaken or completed in 2000 include:

Mechanical Testing and Simulation Reportable Segment

o The Company introduced the FlexTest GT and TestStar IIm control products. These controllers employ distributed processors and digital transducer conditioners and are configurable for multiple channels and stations. The vehicle, material, & aerospace markets all take advantage of its flexibility to perform multiple types of tests required for product development.

o The Company introduced AeroPro for Data Acquisition. The software is to be used by Aerospace Structural Test laboratories and other customers with large channel count needs. The software incorporates a modern explorer-like user interface, has an open architecture and has the capability to integrate data from our load controllers. The software supports multiple hardware platforms and is designed to greatly improve data display and data handling capabilities.

o The Company introduced the SWIFT Ultra product. This is a new, smaller configuration of the SWIFT wheel force transducer originally introduced in 1998. The SWIFT Ultra product is designed for lighter weight vehicles and complements our existing Passenger Car SWIFT and Light Truck SWIFT versions. The system's primary purpose is to collect force and moment data in vehicle data acquisitions, and develop simulations in the laboratory. This technology greatly simplifies and compresses development cycles for new vehicles and associated products.

o The Company introduced the Jury Evaluation software product. This software is used to evaluate product sound quality based on human responses and is key to our customers' strategy to "listen as their customers listen" to engineer their products to be best in class.

o The Company introduced a new long stoke passenger car road simulator to simulate both rough road durability and maneuvering events to help develop new body structures. This simulator makes use of MTS's newly developed Six Degree of Freedom technology.

Factory Automation Reportable Segment

o The Company introduced a new family of intelligent digital servo amplifiers for use in both the general factory automation and semi conductor industries.

o The company introduced a high current (700 volt) amplifier to the Magnetic Resonance Imaging market. This product facilitates enhanced imaging resolution or increased imaging speed.

o The Company developed very long sensors, in excess of 60 feet active length, with multiple measurement points (up to 30) for monitoring soil and rock movement in slide prone areas of Japan.

o The Company developed an integrated electronics, environmental housing and sensor product that is the first to use an overmolding process. This sensor is designed to address high volume commercial applications. It uses an automatically produced sensor cartridge and is targeted for Commercial customers in the medical, HVAC, off-road machinery, and appliance markets.

o The Company developed a modular Liquid Level Product line, the M-Series, to replace existing models and provide common design elements across the line. The M-Series reduces time to market for new models by eliminating redesign and reduces costs across the line by increasing common module production volumes.

o The Company developed enhanced Profibus models to address a much broader range of challenging applications. This revamped software is housed within the sensor, manages large numbers of magnets, and provides robust measurement as well as extensive diagnostic functionality during the measurement cycle. The plastics injection molding market is the first target for this enhanced product.

o The Company developed a new E-Series product line for machine control that provides the features of Magnetostrictive measurement at the lower end of the pricing spectrum.

CHARACTERISTICS OF SALES
The Company's systems and products are sold and delivered throughout the world, and its customer base covers a broad spectrum of industries, government agencies, institutions, applications and geographic locations. As such, MTS is not dependent upon any single customer for its business.

MT&S systems range in price from less than $20,000 to over $30 million. Large, individual, fixed-price orders, generally considered to be over $10 million, although important to the Company's image and technical advancement, can produce volatility in both backlog and quarterly operating results. The majority of the orders received in any one year are based on fixed-price quotations and some require extensive technical communication with potential customers prior to receipt of an order. The current typical delivery time for a system ranges from one to twelve months, depending upon the complexity of the system and the availability of components in the Company's or suppliers' inventories. Larger system contracts can run as long as three years and cost-plus-fixed-fee contracts have run longer.

FA products are sold in quantity at unit prices ranging from $500 to $10,000. Delivery varies from several days to several months.

Approximately 50% of revenue in fiscal 2000, 51% of revenue in fiscal 1999, and 55% of revenue in fiscal 1998 was from domestic customers. The balance of the revenue, some of which was sold in currencies other than the U.S. dollar, was to customers located outside the United States--mainly in Europe, Asia-Pacific, Latin America and Canada. The Company's foreign operations and foreign revenues may be affected by local political conditions, export licensing problems and/or currency restrictions.

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

A list of major domestic and international offices for the Company's MT&S reportable segment follows:

Domestic offices:
         Akron                      Dayton                    Pittsburgh
         Austin                     Denver                    Raleigh
         Baltimore                  Detroit                   Rockford
         Boston                     Los Angeles               San Francisco
         Charlotte                  Minneapolis               Seattle
         Chicago                    Milwaukee                 Washington, D.C
         Cincinnati                 Newark
         Dallas                     Philadelphia

International offices:
       Beijing and other cities,                   Paris, France
          Peoples Republic of China                Seoul, South Korea
       Berlin and other cities,                    Singapore
          Germany                                  Tokyo and other cities, Japan
       Gloucester, United Kingdom                  Torino, Italy
       Gothenburg, Sweden

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

The FA segment sells its products through sales channels separate from the MT&S segment. A network of employees, direct sales, external domestic distributors, representatives and system houses market the products of these divisions. International revenue currently accounts for 44% of this segment's volume. Efforts continue to expand sales channels in international markets.

International Operations and Export Sales: The sections entitled Geographic Analysis of New Orders and Business Segment Information on pages 15 and 26 of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein, contain information regarding the Company's operations by geographic area.

Export Licensing: The Company's foreign shipments in fiscal 2000, 1999, and 1998 included sales to Asia-Pacific, Europe and other regions that may require the Company to obtain export permission from the U.S. government. The Company does not undertake manufacturing on custom systems or projects until it is assured that permission will be granted. However, due to the extended time to process and receive a license, design work is performed on some systems during the licensing period. Changes in political relations between the U.S. and countries requiring import licenses, as well as other factors, can adversely affect the Company's ability to complete a sale should a previously issued license be withdrawn. While political reform occurring internationally may relax export controls, the U.S. government still maintains multilateral controls in agreement with allies and unilateral controls based on U.S. initiatives and foreign policy that could cause delays for certain shipments or the rejection of orders by the Company.

BACKLOG
The Company's backlog, which it defines as firm orders remaining unfilled, totaled $163.0 million at September 30, 2000, $146.8 million at September 30, 1999, and $187.2 million at September 30, 1998. The Company believes that approximately $155.0 million of the backlog at September 30, 2000 will become revenue during fiscal 2001. Delays may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site. Any such delay can affect the period when backlog is recognized as revenue.

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

MANUFACTURING AND ENGINEERING
The Company conducted a significant portion of its fiscal 2000 MT&S manufacturing and engineering activities in Minneapolis. Certain engineering, project management, final system assembly and quality testing may be done in Berlin, Germany, and Tokyo, Japan. Electromechanical material testing systems are assembled in the Raleigh, NC, facility. The Company's MTS-Powertrain Division engineers and assembles dynamometer control systems and provides related services from Ann Arbor, MI. Manufacturing and engineering activities for the FA reportable segment occur in Raleigh, NC, New Ulm, MN, Horsham, PA, Ludenscheid, Freiburg, and Stralsund, Germany, and at the Company's majority-owned subsidiary in Nagoya, Japan.

PATENTS AND TRADEMARKS
The Company holds a number of patents, patent applications, licenses, trademarks and copyrights that it considers, in the aggregate, to constitute a valuable asset. The Company's system business is not dependent upon any single patent, license, trademark or copyright.

RESEARCH AND DEVELOPMENT
The Company does not do basic research, but does fund significant product, system and application developments. Costs of these development programs are expensed as incurred, and amounted to $24.6, $27.0, and $24.3 million for fiscal years 2000, 1999, and 1998, respectively. Additionally, the Company also undertakes "first of their kind" high-technology, customer-funded contracts which contain considerable technical pioneering. The combination of internally sponsored product development and system or application innovation on customer contracts approaches 10% of annual sales volume.

EMPLOYEES
MTS employed 2,350 persons as of September 30, 2000, including 446 employees in Europe, 61 in Japan, 8 in China, 4 in Canada, 12 in Korea, and 3 in Singapore.

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


ITEM 2.       PROPERTIES

Domestic Facilities:

The Company's corporate headquarters and main MT&S plant, occupying 420,000 square feet, are located on 56 acres of land in Eden Prairie, Minnesota, a suburb of Minneapolis. The original plant was completed in 1967. Six additions, the most recent completed in 1997, have expanded the plant to its present size. Approximately 50% of the Eden Prairie facility is used for manufacturing and assembly while the balance of the facility is used for office space. In 1998, 17,000 square feet of manufacturing space was leased in Chanhassen, Minnesota under a five year operating lease expiring in 2003. The Chanhassen site was sublet during fiscal 2000 through the duration of the lease.

Electronic design and component assembly is conducted in a 57,000 square foot facility in Chaska, Minnesota, approximately 10 miles west of the headquarters in Eden Prairie. The building was completed in 1996. MTS has a five-year operating lease with provisions to extend, purchase or terminate at the end of the lease period. The terms of the lease agreement do not require capitalization of the asset and the related obligation.

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

In addition, MTS Automation occupies 30,000 square feet in Horsham, Pennsylvania, a suburb of Philadelphia. Plant and office space in two buildings is leased under conventional operating lease terms, expiring in 2001. During fiscal 2000, a 90,000 square foot building was leased in another suburban location, which will house this enterprise beginning in 2001. Approximately, one-third of the space will be sublet until needed. The new lease term is five years.

MTS Sensors Division is located near the Research Triangle Park in Cary, North Carolina, a suburb of Raleigh. A 40,000 square foot plant constructed in 1988 provides manufacturing and office space. In 1992, 25,000 square feet was added to the plant.

MTD Raleigh is located adjacent to the MTS Sensors Division site in Cary, North Carolina. A 25,000 square foot plant, constructed in 1991, provides manufacturing and office space. In 2000, an additional 10,000 square was leased in nearby Morrisville for quality assurance, warehousing and office space. This lease expires in 2003.

MTS Noise and Vibration Division operates in two facilities. A 16,000 square foot facility in Madison Heights, Michigan and a 13,000 square foot facility in Milford, Ohio. Plant and office space in both facilities is leased under conventional operating lease terms.

MTS-DSP Technology occupies a 57,200 square foot facility in Ann Arbor, Michigan. The property and building carry a mortgage until 2015. Other facilities include leased space of 13,000 square feet in Ann Arbor and 16,000 square feet in Fremont, California. Both locations are covered by conventional operating lease terms.

The Company leases space in other U.S. cities for sales and service offices. Neither the space nor the rental obligations is significant.


International Facilities:

MTS Systems GmbH is located in an 80,000 square foot facility in Berlin, Germany. As of September 30, 2000--6,500 square feet has been leased to other companies. The building is situated on land leased by MTS from the city government. The lease expires in 2052.

MTS Systems (France) operates in a leased facility in Paris, France, of approximately 38,000 square feet. Approximately, 40% of this space is used for warehousing and service with the remainder used for offices. The current lease expires at the end of calendar 2000.

MTS Sensors Technologie operates in a leased facility in Ludenscheid, Germany on approximately six acres of land. The manufacturing and office facilities were expanded in 1999 and now occupy 35,000 square feet at this location.

Custom Servo Motors Antriebstechnik GmbH & Co. KG operates in two leased facilities in Germany, one in Freiburg, and a new facility in Stralsund. The Freiburg facility totals about 7,000 square feet and the Stralsund location is about 16,000 square feet. All of the Freiburg facility is used for offices while 70% of the Stralsund facility is used for assembly with the remainder used as office space.

The Company also leases office and general purpose space for its sales and service subsidiaries in Gloucester, United Kingdom; Torino, Italy; Seoul, South Korea; Tokyo and other cities, Japan; Gothenburg, Sweden; Beijing and other cities, Peoples Republic of China; and Singapore. No manufacturing is conducted at these locations.

Expansion Opportunities:

Capacity remains in Eden Prairie for limited facility expansion. Also, the sites in Cary, North Carolina can be expanded. Other suitable commercial real property is available for purchase or lease in metropolitan areas where the Company is presently located. The Company considers its current facilities adequate to support its operations in 2001.


ITEM 3.       LEGAL PROCEEDINGS

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the final resolution of these matters will not have a material adverse effect on the financial position or results of operation of the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended September 30, 2000, for a vote by the shareholders.

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

 The Company's stock is traded on The Nasdaq Stock Market's National Market (Nasdaq) under the symbol MTSC. The following table shows the Company's low and high closing sale transactions as reported by Nasdaq.

         Quarter Ended                  Low *        High *
         -------------                  -----        ------
         December 31, 1998           $   10.88     $   15.44
         March 31, 1999              $    9.63     $   14.38
         June 30, 1999               $    9.81     $   13.25
         September 30, 1999          $   10.00     $   14.63
         December 31, 1999           $    7.50     $   10.63
         March 31, 2000              $    5.38     $    9.59
         June 30, 2000               $    6.19     $    7.88
         September 30, 2000          $    6.00     $    7.50

         * Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

At December 4, 2000 there were 2,229 holders of record of the Company's $.25 par value common stock. The Company estimates that there are an additional 3,000 beneficial shareholders whose stock is held by nominees or broker dealers.

The Company has a history of paying quarterly dividends and expects to continue such payments in the future. During 2000, 1999, and 1998, the Company paid dividends totaling $.24 per share, per year to holders of its common stock.

Under the terms of the Company's credit agreements, certain covenants require that tangible net worth, as defined, must exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 2000, tangible net worth exceeded the minimum by $29.9 million and the Company had $17.9 million available for repurchases of its common stock. The Company has flexibility to declare and pay dividends in the future similar to recent dividends.

ITEM 6.       SELECTED FINANCIAL DATA

A comprehensive summary of selected financial information is presented in the "Six Year Financial Summary" on page 14 of the Company's 2000 Annual Report to Shareholders. Data included in the summary is incorporated herein by reference.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 19 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 and in Note 1 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders. This information is incorporated herein by reference.


MARKET RISK ON CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Market risk from changes in foreign currency exchange rates may cause fluctuations on the translation of orders, net revenue and net income. Currency gains and losses from the settlement of foreign currency denominated transactions are reported in the Consolidated Statements of Income as "Other expense (income), net". The following table illustrates the impact of such market risk on the above financial items for the respective years:


                                                                     (expressed in thousands)
---------------------------------------------------------- ------------- ------------- --------------
                                                               2000          1999          1998
---------------------------------------------------------- ------------- ------------- --------------
Increase (Decrease) from translation:
---------------------------------------------------------- ------------- ------------- --------------
   New orders                                               $(2,324)         $4,961    $(10,838)
---------------------------------------------------------- ------------- ------------- --------------
   Net revenue                                               (3,924)          3,313      (6,704)
---------------------------------------------------------- ------------- ------------- --------------
   Net income                                                  (111)             60        (236)
---------------------------------------------------------- ------------- ------------- --------------

---------------------------------------------------------- ------------- ------------- --------------
Transaction Gain (Loss) in
---------------------------------------------------------- ------------- ------------- --------------
  "Other expense (income), net"                             $  (538)         $ (375)   $  2,340
---------------------------------------------------------- ------------- ------------- --------------


The Company regularly assesses risks from foreign currency exchange rates and has practices to protect against the adverse effects of these and other potential exposures. To manage such risk, the Company, when deemed appropriate, enters into forward contracts. The Company is principally exposed to foreign currency movements related to non-U.S. dollar denominated assets and uncertainty related to future revenues that are denominated in foreign currencies. The Company's most significant foreign currency exposures relate to contracts in backlog and unbilled receivables in the Japanese yen, the Euro, and the German mark, which are undelivered or outstanding at the end of fiscal 2000. A hypothetical 10 percent increase in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in future revenues and asset balances of approximately $ 1.5 million. Conversely, a hypothetical 10 percent decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase to future revenues and asset balances of approximately $
1.6 million.


MARKET RISK ON CHANGES IN INTEREST RATES

The Company also experiences interest rate risk on its fixed and variable indebtedness. MTS manages such risk by balancing the amount of fixed and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings. In contrast, interest rate risk on variable rate debt generally does not affect the fair market value of such debt but does impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2000 the Company had fixed rate debt of $58.4 million and variable rate debt of $17.5 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the unrealized fair market value of fixed rate debt at September 30, 2000 by approximately $800 thousand. The impact on variable rate debt would decrease income before income taxes and increase cash outflows for the next year by approximately $200 thousand.


FORWARD LOOKING STATEMENTS

Statements included or incorporated by reference in this Form 10-K (including the 2000 Annual Report to Shareholders) and in the Company's press releases and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:

         (i) With regard to the Company's 2000 product developments, there may be uncertainties unknown to the Company concerning the expected results.

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

         (iv) Delays in realization of $163.0 million in backlog orders as of September 30, 2000 (approximately $155.0 million of which are anticipated to be recognized during fiscal 2001) may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

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

         (vi) The Company's short-term borrowings carry interest rate risk that is generally related to either LIBOR or the prime rate. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of the debt.


The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial

Summary (unaudited) included in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Corporate Executive Officers of the Registrant on the date of this report are:


Name and Age                   Position                          Officer Since
------------                   --------                          -------------
S. W. Emery, Jr. (54)          Chairman, President and              1998
                               Chief Executive Officer
K. D. Zell (58)                Executive Vice President             1979
D. E. Hoffman (53)             Vice President and CFO               1999
W. G. Anderson (44)            Vice President                       1998
S. M. Cohoon (46)              Vice President                       1996
K.D. Donaldson, Jr. (48)       Vice President                       2000
J. M. Egerdal (49)             Vice President                       1996
L.B. Hamilton (39)             Vice President                       2000
D.G. Krantz (45)               Vice President                       2000
K.M. Staby (54)                Vice President                       2000
M. G. Togneri (63)             Vice President                       1991

Officers serve at the discretion of and are elected annually by the board of directors and serve until their successors are elected. Business experience of the Executive Officers for at least the last 5 years (consisting of positions with the Company unless otherwise indicated) is as follows:


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




         Officer                                     Business Experience
         -------                                     -------------------

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

         K.H. Donaldson, Jr.                     Vice President of Strategic Planning and Product Development since 2000.
                                                 Sales engineer, Aerospace from 1995 to 2000.

         J. M. Egerdal                           Vice President, MTS Services and Support Division since 1997; Vice
                                                 President, North American Sales from 1996 to 1997; Regional Sales and
                                                 Service Management from 1988 to 1996.

         L.B. Hamilton                           Vice President of Material Testing and Aerospace Divisions since 2000.
                                                 Director of Re-engineering from 1999 to 2000. Vice President, Anatomic
                                                 Pathology Business, Quest Diagnostics from 1997 to 1999. Executive
                                                 Director Revenue Services, Quest Diagnostics (Division of Corning, Inc.)
                                                 from 1995 to 1997.

         D.G. Krantz                             Vice President of Advanced Engineering Solutions Division since 2000.
                                                 Program




         Officer                                     Business Experience
         -------                                     -------------------

                                                 manager, Advanced Systems from 1995 to 2000.

         K. M. Staby                             Vice President of Human Resources since 2000. Various management positions at Medtronic, Inc. from 1974 to 1999--Vice President, Human
                                                 Resources for Cardiac Rhythm Management 1991-1999 and for Worldwide
                                                 Distribution 1989 to 1991).

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

(a) Information concerning the Company's Directors, including business experience, can be found in the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 2001, and is incorporated herein by reference.

(b) There are no family relationships between and among directors or officers.

(c) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 2001, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11.        EXECUTIVE COMPENSATION

See Item 12.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 11 and 12 is incorporated herein by reference from the Company's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission prior to January 30, 2001, pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                            PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

The following documents are filed as part of this report:

         (a)   Financial Statements:

               See accompanying Index to Financial Statements on Page F-1.

         (b)   Reports on Form 8-K:  None.


         (c)   Exhibits:

                2.a Agreement and Plan of Merger among MTS Systems Corporation , Badger Merger Corp., and DSP Technology Inc., filed on Form S-4 (File No. 333-77277) on April 28, 1999, is incorporated by reference herein.

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

               10.a Management Variable Compensation Plan and Long Range Incentive Plan for fiscal 2000, dated November 30, 1999.

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

               Exhibits:

               10.f 1997 Stock Option Plan, as amended, incorporated by reference from exhibit 10.p of Form 10-K for the fiscal year ended September 30, 1999.

               10.g Severance Agreement, dated December 3, 1990 between the Registrant and Kenneth E. Floren, incorporated by reference to exhibit 10.k of Form 10-K for the fiscal year ended September 30, 1990.

               10.h Severance Agreement, dated May 1, 1990 between the Registrant and Werner Ongyert, incorporated by reference to exhibit 10.m of Form 10-K for the fiscal year ended September 30, 1990.

               10.i Severance Agreement, dated July 28, 1999 between the Registrant and David E. Hoffman, incorporated by reference to exhibit 10.k of Form 10-K for the fiscal year ended September 30, 1999.

               10.j Severance Agreement, dated March 27, 1998 between the Registrant and Keith D. Zell, as amended, incorporated by reference from exhibit 10.m of Form 10-K for the fiscal year ended September 30, 1998.

               10.k Severance Agreement, dated March 24, 1998 between the Registrant and Mauro G. Togneri, as amended, incorporated by reference from exhibit 10.n of Form 10-K for the fiscal year ended September 30, 1998.

               10.l 1992 Employee Stock Purchase Plan, incorporated by reference to exhibit 4(a) from Form S-8, File No. 33-45386.

               10.m Severance Agreement, dated March 18, 1998 between the Registrant and Steven M. Cohoon as amended, incorporated by reference from exhibit 10.q of Form 10-K for the fiscal year ended September 30, 1998.

               10.n Severance Agreement, dated March 16, 1998 between the Registrant and Sidney W. Emery, incorporated by reference from exhibit 10.r of Form 10-K for the fiscal year ended September 30, 1998.

               10.o Change in Control Agreement, dated March 16, 1998 between the Registrant and Sidney W. Emery incorporated

               Exhibits:

                         by reference from exhibit 10.s of Form 10-K for the fiscal year ended September 30, 1998.

               10.p Change in Control Agreement, dated March 27, 1998 between the Registrant and Keith D. Zell incorporated by reference from exhibit 10.t of Form 10-K for the fiscal year ended September 30, 1998.

               10.q Change in Control Agreement, dated March 24, 1998 between the Registrant and Mauro G. Togneri incorporated by reference from exhibit 10.v of Form 10-K for the fiscal year ended September 30, 1998.

               10.r Change in Control Agreement, dated July 28, 1999 between the Registrant and David E. Hoffman incorporated by reference from exhibit 10.y of Form 10-K for the fiscal year ended September 30, 1999.

               10.s Change in Control Agreement, dated March 18, 1999 between the Registrant and Steven M. Cohoon incorporated by reference from exhibit 10.z of Form 10-K for the fiscal year ended September 30, 1999.

               10.t Severance Agreement, dated March 13, 1998 between the Registrant and William G. Anderson incorporated by reference from exhibit 10.aa of Form 10-K for the fiscal year ended September 30, 1998.

               10.u Severance Agreement, dated March 14, 1998 between the Registrant and James M. Egerdal incorporated by reference from exhibit 10.ab of Form 10-K for the fiscal year ended September 30, 1998.

               10.v Change in Control Agreement, dated March 13, 1998 between the Registrant and William G. Anderson incorporated by reference from exhibit 10.ac of Form 10-K for the fiscal year ended September 30, 1998.

               10.w Change in Control Agreement, dated March 14, 1998 between the Registrant and James M. Egerdal incorporated by reference from exhibit 10.ad of Form 10-K for the fiscal year ended September 30, 1998.

               10.x Severance Agreement, dated January 3, 2000 between the Registrant and Kathleen M. Staby.

               Exhibits:

               10.y Change in Control Agreement, dated January 3, 2000 between the Registrant and Kathleen M. Staby.

               13. Annual Report to Shareholders for the fiscal year ended September 30, 2000.

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


                  MTS SYSTEMS CORPORATION



                  By:            /s/ Sidney W. Emery, Jr.
                           -----------------------------------
                           Sidney W. Emery Jr.
                           Chairman, President and Chief
                           Executive Officer

                  By:            /s/ David E. Hoffmann
                           -----------------------------------
                           David E. Hoffman
                           Vice President and Chief Financial Officer



Date:    December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                   By:            /s/ Charles A. Brickman
                            --------------------------------------------

                            Charles A. Brickman, December 21, 2000
                            Director

                   By:            /s/ Jean Lou Chameau
                            -----------------------------------

                            Jean Lou Chameau, December 21, 2000
                            Director

                   By:            /s/ Bobby I. Griffin
                            -----------------------------------

                            Bobby I. Griffin, December 21, 2000
                            Director

                   By:            /s/ Russell A. Gullotti
                            --------------------------------------------

                            Russell A. Gullotti, December 21, 2000
                            Director

                   By:            /s/ Brendan Hegarty
                            -----------------------------------

                            Brendan Hegarty, December 21, 2000
                            Director


                   By:            /s/ Linda Hall Whitman
                            --------------------------------------------

                            Linda Hall Whitman, December 21, 2000
                            Director

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


A.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 2000 Annual Report to Shareholders, which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.


                                                             Annual
                                                             Report       10-K
                                                              Page        Page


Quarterly Financial Information (Unaudited)                     19         ---

Consolidated Balance Sheets - September 30, 2000                20         ---
and 1999

Consolidated Statements of Income and Shareholders'
Investment for the Years Ended September 30, 2000,
1999 and 1998                                                   21         ---

Consolidated Statements of Cash Flows for the
Years Ended September 30, 2000, 1999 and 1998                   22         ---

Notes to Consolidated Financial Statements                      23         ---

Report of Independent Public Accountants                        33         ---

                                                             Annual
                                                             Report       10-K
                                                              Page        Page


B.     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON SCHEDULE                                              ---        F-3

C.     CONSOLIDATED SCHEDULE

Schedule                                  Description
--------                                  -----------

II              Summary of Consolidated Allowances for
                Doubtful Accounts and Restructuring Reserves    ---        F-4

                All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To MTS Systems Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in MTS Systems Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule (page F-4) listed as a part of Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Arthur Andersen LLP

Minneapolis, Minnesota,
November 28, 2000

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

                FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998




                      Balance                                     Amounts             Balance
                      Beginning                                   Written-Off/        End of
                      of Year               Provisions            Payments            Year
                      ---------------       ----------            ---------           --------

                                            (expressed in thousands)
Allowance for Doubtful Accounts:
--------------------------------

2000                   $2,232                   $566                  $(543)            $2,255

1999                    2,285                    679                   (732)             2,232

1998                    2,160                    344                   (219)             2,285



Restructuring Reserves:
-----------------------

2000                   $3,101                 $1,210                $(3,101)            $1,210

1999                        -                  5,711                 (2,610)             3,101

1998                        -                      -                      -                  -


                                  EXHIBIT INDEX


              Exhibit
              No.                           Description
              ---                           -----------

               10.a Management Variable Compensation Plan and Long Range Incentive Plan for fiscal 2000

               10.x Severance Agreement, dated January 3, 2000 between the Registrant and Kathleen M. Staby

               10.y Change in Control Agreement, dated January 3, 2000 between the Registrant and Kathleen M. Staby

               13. Annual Report to Shareholders for the fiscal year ended September 30, 2000

               21.       Subsidiaries of the Company

               23.       Consent of Independent Public Accountants

               27.       Financial Data Schedule