Form 10-Q
period 2000-12-31
MTS SYSTEMS CORP
filed 2001-02-13
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period ended December 31, 2000

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

                           _X_ Yes               ___ No


         The number of shares outstanding of the Registrant's common stock as of January 26, 2000 was 20,685,428 shares.


--------------------------------------------------------------------------------

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                        FIRST QUARTER REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


          Item 1. Financial Statements

                   Consolidated Balance Sheets (Unaudited)
                    December 31, 2000 and September 30, 2000                   2

                   Consolidated Statements of Income (Unaudited)
                    Three months ended December 31, 2000
                     and 1999                                                  3

                   Consolidated Statements of Cash Flows (Unaudited)
                    Three months ended December 31, 2000 and 1999              4

                   Notes to Consolidated Financial Statements (Unaudited)    5-8

          Item 2.  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            9-11

          Item 3.  Qualitative and Quantitative Disclosures About
                   Market Risks                                               11

PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                           11

          Signatures                                                          12

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (expressed in thousands, except share data)

                                                  DECEMBER 31     SEPTEMBER 30
ASSETS                                               2000             2000
                                                 ------------     ------------
Current Assets:
  Cash and cash equivalents                      $     15,056     $      8,211
  Accounts receivable                                  98,966          117,866
  Unbilled contracts and retainage receivable          29,722           26,765
  Inventories-
    Customer jobs-in-process                           10,716            2,704
    Components, assemblies and parts                   61,420           59,816
  Prepaid expenses                                     11,239            9,911
                                                 ------------     ------------

    Total current assets                              227,119          225,273
                                                 ------------     ------------

Property and Equipment:
  Land                                                  3,247            3,247
  Buildings and improvements                           45,635           44,733
  Machinery and equipment                             109,228          107,325
  Accumulated depreciation                            (86,748)         (83,224)
                                                 ------------     ------------

    Total property and equipment, net                  71,362           72,081

Other Assets                                           33,542           32,880
                                                 ------------     ------------

Total assets                                     $    332,023     $    330,234
                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                         $     14,300     $     11,945
  Current maturities of long-term debt                  5,653            5,663
  Accounts payable                                     17,422           22,755
  Accrued compensation and benefits                    30,392           29,285
  Advance billings to customers                        24,081           18,673
  Other accrued liabilities                            18,287           20,327
                                                 ------------     ------------

    Total current liabilities                         110,135          108,648

Deferred Income Taxes                                   5,731            5,628
Long-term Debt, less current maturities                58,667           58,104
                                                 ------------     ------------

Commitments and Contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,696,568 and 20,748,288
    shares issued and outstanding                       5,174            5,187
  Additional paid-in capital                            6,733            7,072
  Retained earnings                                   146,077          146,228
  Accumulated other comprehensive income                 (494)            (633)
                                                 ------------     ------------

    Total shareholders' investment                    157,490          157,854
                                                 ------------     ------------

Total liabilites and shareholders' investment    $    332,023     $    330,234
                                                 ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (expressed in thousands, except per share data)

                                               FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31
                                                 2000             1999
                                             ------------     ------------
NET REVENUE                                  $     84,989     $     87,214
COST OF REVENUE                                    55,370           64,428
                                             ------------     ------------
  Gross profit                                     29,619           22,786

OPERATING EXPENSES:
  Selling                                          14,004           14,394
  General and administrative                        8,512            7,673
  Research and development                          5,088            6,679
                                             ------------     ------------
    Total operating expenses                       27,604           28,746

INCOME (LOSS) FROM OPERATIONS                       2,015           (5,960)

  Interest expense                                  1,489            1,356
  Interest income                                    (106)            (118)
  Other expense, net                                  192            2,023
                                             ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     440           (9,221)
PROVISION (BENEFIT) FOR INCOME TAXES                  176           (3,181)
                                             ------------     ------------

NET INCOME (LOSS)                            $        264     $     (6,040)
                                             ============     ============



BASIC INCOME (LOSS) PER SHARE                $       0.01     $      (0.29)

DILUTED INCOME (LOSS) PER SHARE              $       0.01     $      (0.29)
                                             ============     ============


The accompanying notes to consolidated financial statements are an integral part of these statements

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (expressed in thousands)

                                                              FOR THE THREE MONTHS ENDED
                                                                    DECEMBER 31
                                                               2000             1999
                                                           ------------     ------------
OPERATING ACTIVITIES
  Net income(loss)                                         $        264     $     (6,040)
  Adjustments to reconcile net income(loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               3,990            3,785
      Deferred income taxes                                          --                8
  Changes in operating assets and liabilities:
    Receivables, including accounts, unbilled
      contracts and retainages                                   17,164           (1,863)
    Inventories                                                 (10,573)            (744)
    Prepaid expenses                                             (1,207)            (747)
    Advance billings to customers                                 5,548              429
    Accounts payable and accrued liabilities                     (7,083)          (7,585)
                                                           ------------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               8,103          (12,757)
                                                           ------------     ------------

INVESTING ACTIVITIES
    Property and equipment additions, net                        (1,772)          (4,952)
    Other assets                                                   (413)             494
                                                           ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                            (2,185)          (4,458)
                                                           ------------     ------------

FINANCING ACTIVITIES
    Net borrowings under notes payable to banks                   2,400           20,351
    Proceeds from issuance of long-term debt                        423            2,123
    Payments on long-term borrowings                               (159)            (179)
    Cash dividends                                               (1,239)          (1,253)
    Proceeds from exercise of stock options                           7                9
    Payments to purchase and retire common stock                   (359)              --
                                                           ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,073           21,051
                                                           ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (146)             750
                                                           ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         6,845            4,586

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  8,211           18,083
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     15,056     $     22,669
                                                           ============     ============


The accompanying notes to consolidated financial statements are an integral part of these statements

              MTS SYSTEMS CORPORATION AND SUBSIDIARIES (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly and majority owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for the fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

Reclassifications

Certain amounts included in the consolidated financial statements have been reclassified in the prior year to conform with the first quarter of fiscal 2001 financial statement presentation. These amounts had no effect on the previously reported shareholders' investment or net income.

New Accounting Pronouncement

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Adoption of SAB No. 101 is required for fiscal years beginning after December 15, 1999. SAB No. 101 impacts the timing of revenue recognition for the Company as it requires customer acceptance as a condition for revenue recognition. The Company is in the process of fully evaluating the effect that the adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations. The Company expects certain revenues will shift across quarters when SAB No. 101 is implemented. The Company plans to adopt SAB No. 101 in the fourth quarter of fiscal year 2001.

2. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares related to outstanding stock options. A reconciliation of these amounts is as follows:

                                                         Three Months Ended
                                                    December 31     December 31
                                                        2000           1999
--------------------------------------------------------------------------------
                                 (expressed in thousands, except per share data)

Net income (loss) available                            $      264    $   (6,040)
   to common shareholders
Weighted average
   common shares                                           20,721        20,880
   outstanding
Dilutive potential
   common shares                                               47            --
--------------------------------------------------------------------------------
Total dilutive
   common shares                                           20,768        20,880
--------------------------------------------------------------------------------
Basic income (loss)
   per share                                           $     0.01    $    (0.29)
Diluted net income (loss)
   per share                                           $     0.01    $    (0.29)
================================================================================

Potential common shares of 35,000 related to the Company's outstanding stock options were excluded from the computation of dilutive loss per share for the three months ended December 31, 1999, as inclusion of these shares would have been antidilutive.



3. COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and unrealized loss on investment. Comprehensive income (loss) was $1.2 million and ($6.8) million for the three months ended December 31, 2000 and 1999, respectively.



4. BUSINESS SEGMENT INFORMATION

The Company is organized into five operating business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing business manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. The Material Testing business manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. The Advanced Systems business offers highly customized systems primarily for simulation and manufacturing. The Automation business manufactures and markets products for high performance industrial machine applications in a wide range of industries. The Sensor business manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems operating units. As a result of these similarities, these units have been aggregated into one reportable segment called Mechanical Testing and Simulation (MT&S) for financial statement purposes. Also, the economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Automation and Sensor business divisions. As a result, these divisions have been aggregated into one reportable segment called Factory Automation (FA).

The accounting policies of the business segments are the same as those described in Note 1. In evaluating the segment performance, management focuses on income from operations. This measurement excludes special charges (e.g. restructuring charges, acquisition expenses, etc.), interest expense, interest income, income tax expense and other non-operating income or expense. Corporate expenses are allocated to segments primarily on the basis of revenue. This allocation includes expenses for various support functions such as human resource, information technology and finance. Financial information by reportable segment follows:

                                                          Three Months Ended
                                                             December 31
                                                         2000           1999
                                                      ----------     ----------
                                                       (expressed in thousands)
NET REVENUE BY SEGMENT:
Mechanical Testing and Simulation                     $   64,273     $   69,110
Factory Automation                                        20,716         18,104
                                                      ----------     ----------
     Total Net Revenue                                $   84,989     $   87,214
                                                      ==========     ==========

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
Mechanical Testing and Simulation                     $      (60)    $   (7,506)
Factory Automatiom                                         2,075          1,546
                                                      ----------     ----------
Total Income(Loss) from Operations                    $    2,015     $   (5,960)
                                                      ==========     ==========



5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. The transition adjustment recorded upon adoption of the SFAS was not material to the Company's overall financial position and results of operations.

The Company uses forward exchange contracts to reduce the effect of fluctuating currencies on foreign currency-denominated intercompany transactions and third party sourcing transactions. The gains and losses on these forward contracts are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The principal currencies hedged by the Company are the European Euro and the Japanese Yen. On the date a forward exchange contract is entered into, the Company will designate the contract as a cash flow hedge -- a hedge of a forecasted transaction or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability commitment.

The effective portion of the change in the fair value of a cash flow hedge is reported as part of Accumulated Other Comprehensive Income (Loss) within shareholder's investment. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Income (Loss) will be reclassified to Other (Income) Expense in the Consolidated Statements of Income.
The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedged transaction. Forward contracts are recorded in the Consolidated Balance Sheets at fair value either as Prepaid Expenses or as Other Accrued Liabilities. The Company also assesses at inception of the hedge and, at a minimum, quarterly thereafter, whether the forward contracts currently in place and being used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. When it is determined that a specific derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for that individual derivative.

As of December 31, 2000, the net accumulated derivative gain included in Accumulated Other Comprehensive Income was $835,000. The maximum maturity date of any cash flow hedge was 1.75 years. Based on the status of the cash flow hedges as of December 31, 2000, the Company expects to reclassify approximately $600,000 of net gains from Accumulated Other Comprehensive Income into Other (Income) Expense during the next twelve months. During the quarter ended December 31, 2000, no gains or losses were associated with ineffective hedges.



6.  RESTRUCTURING CHARGES

In the fourth quarter of 2000, the Company announced a restructuring charge related to the discontinuation of a line of data acquisition products acquired as part of the DSPT transaction in 1999. The restructuring reserve of $1.2 million was established at September 30, 2000 for the wind-down of this business. During the first quarter of fiscal 2001, the reserve was reduced by severance costs of $.1 million, leaving a restructuring reserve balance of $1.1 million.

             MTS SYSTEMS CORPORATION AND SUBSUBSIDIARIES (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



NEW CUSTOMER ORDERS AND BACKLOG

New orders from customers during the three months ended December 31, 2000 ("first quarter of fiscal 2001") increased to a record $104.1 million from $103.3 million, a 0.8% increase, when compared to the three months ended December 31, 1999 ("first quarter of fiscal 2000"). While new orders received during the first quarter of fiscal 2001 remained relatively flat or declined slightly in most of the Company's business units, strong order growth was experienced in the aerospace business unit.

Orders received during the first quarter of fiscal 2001in the Mechanical Testing and Simulation ("MT&S") segment increased to $82.4 million from $78.0 million, a 5.6% increase, when compared to the first quarter of fiscal 2000. Significant new orders from Asian customers in the aerospace and automotive markets were primarily responsible for this increase. The MT&S segment accounted for 79.2% of total new orders during the first quarter of fiscal 2001, as compared to 75.5% for the same period one year ago. Orders for the Factory Automation segment ("FA") decreased to $21.7 million from $25.3 million, a 14.2% decrease, when compared to the first quarter of fiscal 2000. The FA sector accounted for 20.8% of total orders compared to 24.5% for the same period one year ago.

The backlog of undelivered orders at December 31, 2000 was $188.4 million, an increase of 15.6% from September 30, 2000.

RESULTS OF OPERATIONS

NET REVENUE for the first quarter of fiscal 2001 decreased to $85.0 million from $87.2 million, a 2.5% decrease, when compared to the first quarter of fiscal 2000. Net revenue from international customers was 48.5% of total revenue for the first quarter of fiscal 2001, as compared to 42.4% for the first quarter of fiscal 2000. As anticipated, revenue for the first quarter of fiscal 2001 was lower than revenue for the first quarter of the previous year, but was slightly ahead of planned revenue for the first quarter of fiscal 2001.

GROSS PROFIT for the first quarter of fiscal 2001 increased to $29.6 million from $22.8 million, a 29.8% increase, when compared to the first quarter of fiscal 2000. Gross profit as a percentage of net revenue increased to 34.8%, as compared to 26.1% for the same period one year ago. The increase in gross margin reflects the resolution of technical challenges faced on certain large custom projects during the first quarter of fiscal 2000. The Company continues its efforts to refine and improve both estimating and project management processes.

SELLING EXPENSES decreased to $14.0 million from $14.4 million, a 2.8% decrease, when compared to the first quarter of fiscal 2000. Selling expense, as a percentage of net revenue, was 16.5% for the quarters ended December 31, 2000 and 1999.

GENERAL AND ADMINISTRATIVE EXPENSES increased to $8.5 million from $7.7 million, a 10.4% increase, as compared to the first quarter of fiscal 2000 primarily as a result of recording a charge of $0.6 million to cover expected costs related to certain non recurring items. General and administrative expense as a percentage of net revenue increased to 10.0%, as compared to 8.8% for the same period one year ago.

RESEARCH AND DEVELOPMENT EXPENSES decreased to $5.1 million from $6.7 million, a 23.9% decrease, when compared to the first quarter of fiscal 2000. Research and development (R&D) expense as a percentage of net revenue decreased to 6.0%, as compared to 7.7% for the same period one year ago. Approximately half of this reduction was a planned cutback of investments in underperforming units. The balance was the direct result of management's effort to curtail its spending in certain specific R&D projects until later in fiscal 2001. The Company expects annual R&D expenditures for fiscal 2001 to be slightly less than the spending levels in fiscal 2000.

INTEREST EXPENSE increased to $1.4 million from $1.2 million, a 16.7% increase, when compared to the first quarter of fiscal 2000. The additional expense reflects increased short-term borrowing during the 2001 quarter and higher interest rates on such debt. Net interest expense as a percentage of revenue increased to 1.6% from 1.4% for the same period one year ago.

OTHER EXPENSE, NET decreased from $2.0 million for the first quarter of fiscal 2000 to $0.2 million for the first quarter of fiscal 2001, primarily as the result of decreased foreign currency losses during the first quarter of fiscal 2001. Foreign currency losses totaled $0.1 million in the first quarter of fiscal 2001, as compared to currency losses of $1.5 million in the first quarter of fiscal 2000.

NET INCOME (LOSS) increased to $0.3 million for the first quarter of fiscal 2001, as compared to a net loss of $6.0 million for the first quarter of fiscal 2000. Net income as a percentage of revenue was 0.4% of net revenue for the first quarter of fiscal 2001. The effective tax rate for the first quarter of fiscal 2001 increased to 40.0% as compared to 34.5% for the same period one year ago. The increase in the effective tax rate is due to the mix of foreign sourced income tax at higher rates than the U.S. statutory rate. The Company expects some moderation of the tax rate to occur during fiscal 2001 as the sourcing of income changes during the remainder of the fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided $8.1 million for the first quarter of fiscal 2001 compared to cash used of $12.8 million in the same period one year ago. The increase in cash from operating activities results from a reduction of $17.2 million in accounts receivable, a $5.5 million increase of advance billings to customers and the increase in net income of $6.2 million, as compared to the same quarter one year ago. These increases were partially offset by a $10.6 million increase in inventory and a $7.1 million reduction in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES required cash totaling $2.2 million for the first quarter of fiscal 2001 compared to $4.5 million in the same period one year ago. The majority of the cash outflows during the first quarter of fiscal 2001 and 2000 related to expenditures for property, plant and equipment. Capital expenditures budgeted for fiscal 2001 are approximately $8.3 million. The Company expects expenditures for property, plant and equipment during fiscal 2001 to be funded primarily through borrowings under its bank lines of credit or with internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES provided $1.1 million during the first quarter of fiscal 2001 compared to $21.1 million in the same period one year ago. In fiscal 2000, the loss from operations required short-term borrowings of $20.3 million to finance working capital needs and capital expenditures during the quarter. For the quarter ended in 2001, capital expenditures, dividend payments and working capital needs required financing activities of $2.4 million in short-term borrowings.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At December 31, 2000, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, reinvestment in the business and strategic acquisitions.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there may be uncertainties currently unknown to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenues.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

The forgoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements each of which are included in the Company's 2000 Annual Report to Shareholders, and in Item 7a. of the Company's Annual Report to the Securities Exchange Commission (Form 10-K) for fiscal 2000. This information remains current and is incorporated herein by reference.






PART II-------OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MTS SYSTEMS CORPORATION



                                       /s/ Sidney W. Emery, Jr.
                                       -----------------------------------------
                                       Sidney W. Emery, Jr.
                                       Chairman
                                       Chief Executive Officer
                                       Principal Financial Officer



Dated: February 14, 2001