Form 10-Q
period 2001-03-31
MTS SYSTEMS CORP
filed 2001-05-15
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                               ------------------

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

                  Registrant's telephone number: (952) 937-4000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               _X_ Yes     ___ No


         The number of shares outstanding of the Registrant's common stock as of May 10, 2001 was 20,575,887 shares.




--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                       SECOND QUARTER REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I-FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets
               as of March 31, 2001 and September 30, 2000
               (Unaudited)                                                 2

               Consolidated Statements of Income
               For the Three and Six Months
               Ended March 31, 2001 and 2000 (Unaudited)                   3

               Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 2001
               and 2000 (Unaudited)                                        4

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                     5-8

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition              9-13

       Item 3. Qualitative and Quantitative Disclosures
               About Market Risks                                         13


PART II - OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security
               Holders                                                    14

       Item 6. Exhibits and Reports on Form 8-K                           14

       Signatures                                                         15

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)


                                                     March 31       September 30
                        ASSETS                         2001            2000
                                                     ---------       ---------

Current Assets:
  Cash and cash equivalents                          $   8,852       $   8,211
  Accounts receivable, net                              90,030         117,866
  Unbilled contracts and retainage receivable           36,016          26,765
  Inventories-
    Customer jobs-in-process                            10,211           2,704
    Components, assemblies and parts                    64,946          59,816
  Prepaid expenses                                      11,912           9,911
                                                     ---------       ---------
    Total current assets                               221,967         225,273
                                                     ---------       ---------
Property and Equipment:
  Land                                                   3,247           3,247
  Buildings and improvements                            45,249          44,733
  Machinery and equipment                              109,975         107,325
  Accumulated depreciation                             (88,891)        (83,224)
                                                     ---------       ---------
    Total property and equipment, net                   69,580          72,081

Other Assets                                            33,291          32,880
                                                     ---------       ---------
                                                     $ 324,838       $ 330,234
                                                     =========       =========

       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                             $   2,113       $  11,945
  Current maturities of long-term debt                   5,597           5,663
  Accounts payable                                      17,942          22,755
  Accrued compensation and benefits                     25,740          29,285
  Advance billings to customers                         33,236          18,673
  Other accrued liabilities                             17,999          20,327
                                                     ---------       ---------
    Total current liabilities                          102,627         108,648

Deferred Income Taxes                                    5,728           5,628
Long-Term Debt, net of current maturities               58,195          58,104
                                                     ---------       ---------
Commitments and Contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,610,495 and 20,748,288
    shares issued and outstanding                        5,153           5,187
  Additional paid-in capital                             5,975           7,072
  Retained earnings                                    149,502         146,228
  Accumulated other comprehensive loss                  (2,342)           (633)
                                                     ---------       ---------
    Total shareholders' investment                     158,288         157,854
                                                     ---------       ---------
                                                     $ 324,838       $ 330,234
                                                     =========       =========


        The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
          (unaudited - in thousands of dollars, except per share data)

                                           Three Months Ended          Six Months Ended
                                                March 31                   March 31
                                        -----------------------     -----------------------
                                          2001          2000          2001          2000
                                        ---------     ---------     ---------     ---------
Net revenue                             $  97,935     $  95,291     $ 182,924     $ 182,505
Cost of revenue                            62,876        60,821       118,246       125,249
                                        ---------     ---------     ---------     ---------
      Gross profit                         35,059        34,470        64,678        57,256
                                        ---------     ---------     ---------     ---------
Operating expenses:
  Selling                                  14,223        14,611        28,228        29,004
  General and administrative                8,255         9,145        16,766        16,818
  Research and development                  5,776         6,684        10,864        13,363
                                        ---------     ---------     ---------     ---------
      Total operating expenses             28,254        30,440        55,858        59,185
                                        ---------     ---------     ---------     ---------

      Income (loss) from operations         6,805         4,030         8,820        (1,929)

Interest expense                            1,544         1,648         3,033         3,004
Interest income                              (145)         (161)         (251)         (279)
Other (income) expense, net                  (461)          331          (268)        2,354
                                        ---------     ---------     ---------     ---------

Income (loss) before income taxes           5,867         2,212         6,306        (7,008)
Provision (benefit) for income taxes        2,347           841         2,522        (2,340)
                                        ---------     ---------     ---------     ---------

Net income (loss)                       $   3,520     $   1,371     $   3,784     ($  4,668)
                                        =========     =========     =========     =========


Basic net income (loss) per share       $    0.17     $    0.07     $    0.18     ($   0.22)

Diluted net income (loss) per share     $    0.17     $    0.07     $    0.18     ($   0.22)
                                        =========     =========     =========     =========


         The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                   Six Months Ended
                                                                       March 31
                                                                ---------------------
                                                                  2001         2000
                                                                --------     --------
Operating Activities:
  Net income (loss)                                             $  3,784     ($ 4,668)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                7,560        7,549
      Deferred income taxes                                           97           20
      Restructuring payments                                      (1,010)      (3,101)

  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables        16,667        7,163
    Inventories                                                  (14,102)      (6,146)
    Prepaid expenses                                              (2,120)      (1,895)
    Accounts payable                                              (4,680)      (5,228)
    Accrued compensation and benefits                             (2,376)      (4,098)
    Advance billings to customers                                 15,444       (1,548)
    Accrued warranty costs                                        (1,905)        (773)
    Other current liabilities                                       (177)        (169)
                                                                --------     --------
Net cash provided by (used in) operating activities               17,182      (12,894)
                                                                --------     --------
Investing Activities:
    Property and equipment additions, net                         (3,310)      (7,764)
    Other assets                                                     (49)       1,200
                                                                --------     --------
Net cash used in investing activities                             (3,359)      (6,564)
                                                                --------     --------
Financing Activities:
    Net borrowings (repayments) under notes payable to banks      (9,741)      14,198
    Proceeds from issuance of long-term debt                         409        2,330
    Payments of long-term debt                                      (354)        (449)
    Cash dividends                                                (2,480)      (2,505)
    Proceeds from exercise of stock options                           41           10
    Payments to purchase and retire common stock                  (1,172)        (751)
                                                                --------     --------
Net cash provided by (used in) financing activities              (13,297)      12,833
                                                                --------     --------
Effect of exchange rate changes on cash                              115          966
                                                                --------     --------
Net increase (decrease) in cash and cash equivalents                 641       (5,659)

Cash and cash equivalents, at beginning of period                  8,211       18,083
                                                                --------     --------
Cash and cash equivalents, at end of period                     $  8,852     $ 12,424
                                                                ========     ========

Supplemental Disclosures of Cash Flows Information:
   Cash paid during the periods for:
     Interest expense                                           $  2,327     $  2,519
     Income taxes                                                  5,175        2,553
                                                                ========     ========

        The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly and majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income or cash flows.

New Accounting Pronouncement

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 impacts the timing of revenue recognition for the Company, as it requires customer acceptance as a condition for revenue recognition. While the Company is in the process of fully evaluating the effect that the adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations, it expects certain revenues and related net income will shift across quarters when SAB No. 101 is implemented. The Company currently plans to adopt SAB No. 101 in the fourth quarter of fiscal year 2001.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2. EARNINGS PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share is computed under the treasury stock method and is calculated to reflect the potentially dilutive effect of common shares issued in connection with outstanding stock options. A reconciliation of these amounts is as follows:

                                         Three Months Ended       Six Months Ended
                                        March 31    March 31    March 31    March 31
                                          2001        2000        2001        2000
------------------------------------------------------------    --------------------
(in thousands, except per share data)
Net income (loss) available
   to common shareholders               $  3,520    $  1,371    $  3,784    ($ 4,668)
                                        ========    ========    ========    ========
Weighted average
   common shares outstanding              20,661      20,836      20,691      20,858

Dilutive potential
   common shares                             205          92         126          --
------------------------------------------------------------------------------------
Diluted common shares                     20,866      20,928      20,817      20,858
------------------------------------------------------------    --------------------
Basic net income (loss)
   per share                            $   0.17    $   0.07    $   0.18    ($  0.22)
Diluted net income (loss)
   per share                            $   0.17    $   0.07    $   0.18    ($  0.22)
-------------------------------------------------------------------------------------

Potential common shares of 35,000 related to the Company's outstanding stock options were excluded from the computation of dilutive loss per share for the six months ended March 31, 2000, as inclusion of these shares would have been antidilutive.


3. COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during the applicable periods resulting from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and the unrealized gain or loss on investment. Comprehensive income (loss) was $2.8 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively, and $4.0 million and ($5.5) million for the six months ended March 31, 2001 and 2000, respectively.


4. BUSINESS SEGMENT INFORMATION

The Company periodically evaluates its business activities that are regularly reviewed by its Chief Executive Officer for which discrete financial information is available. In connection therewith, the Company has determined that it has five business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems unit manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. The Material Testing Systems unit manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. The Advanced Systems unit offers highly customized systems primarily for simulation and manufacturing. The Automation unit manufactures and markets products for high performance industrial machine

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


4. BUSINESS SEGMENT INFORMATION (CONTINUED)


applications in a wide range of industries. The Sensors unit manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business units. As a result of these similarities, these units have been aggregated for financial statement purposes into one reportable segment called Mechanical Testing and Simulation ("MT&S"). In addition, the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Automation and Sensor business units. As a result, these units have been aggregated into one reportable segment called Factory Automation ("FA").

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2000 Form 10-K. In evaluating each segment's performance, management focuses on income from operations. This measurement excludes special charges (e.g. restructuring charges, acquisition expenses, etc.), interest income and expense, income taxes and other non-operating-type items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment is as follows:

                                              Three Months Ended          Six Months Ended
                                                    March 31                  March 31
                                               2001         2000         2001         2000
                                             ---------    ---------    ---------    ---------
                                                        (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation          $  76,248    $  71,294    $ 140,521    $ 140,404
  Factory Automation                            21,687       23,997       42,403       42,101
                                             ---------    ---------    ---------    ---------
     Total Net Revenue                       $  97,935    $  95,291    $ 182,924    $ 182,505
                                             =========    =========    =========    =========

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation          $   5,896    $     836    $   5,827    ($  6,670)
  Factory Automatiom                               909        3,194        2,993        4,741
                                             ---------    ---------    ---------    ---------
      Total Income (Loss) from Operations    $   6,805    $   4,030    $   8,820    ($  1,929)
                                             =========    =========    =========    =========

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The transition adjustment recorded upon adoption of SFAS No. 133 was not material to the Company's overall financial position and results of operations.

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

The effective portion of the change in the fair value of a cash flow hedge is reported as part of Accumulated Other Comprehensive Income (Loss) within shareholders' investment. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Income (Loss) is reclassified into Other (Income) Expense in the Consolidated Statements of Income.

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedged transaction. Forward contracts are recorded in the Consolidated Balance Sheets at fair value. The Company assesses at inception of the hedge and, at a minimum, quarterly thereafter, whether the forward contracts currently in place and being used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. When it is determined that a specific derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting for that individual derivative.

As of March 31, 2001, the net accumulated derivative gain included in Accumulated Other Comprehensive Income was $2.0 million. The maximum maturity date of any cash flow hedge was 1.5 years. Based on the status of the cash flow hedges as of March 31, 2001, net gains of approximately $1.8 million that are currently reflected in Accumulated Other Comprehensive Income would be available for reclassification into Other (Income) Expense during the next twelve months. During the quarter ended March 31, 2001, gains or losses associated with ineffective hedges were immaterial.


6.  RESTRUCTURING CHARGES

During the quarter ended September 30, 2000, the Company announced a restructuring charge related to the discontinuation of a line of data acquisition products acquired as part of its acquisition of DSP Technology, Inc. in 1999. The restructuring charge of $1.2 million included a provision for severance costs of $0.7 million, the write-off of leasehold improvements and production and other equipment no longer needed of $0.3 million and other costs of $0.2 million associated with the closedown of the facility and the wind-down of the related product line. During the six months ended March 31, 2001, the restructuring reserve was reduced by severance costs of $0.8 million, the write off of leasehold improvements, equipment and other assets aggregating $0.2 million and costs associated with the closing of the facility and the wind-down of the product line of $0.2 million. As the activity for which the restructuring charge was created is essentially complete as of March 31, 2001, the Company does not expect any significant additional charges to be incurred in future periods.

During 1999, the Company recorded a restructuring charge of $5.7 million as a result of the closure of its manufacturing operations in France and the transfer of this product line to its electromechanical division in North Carolina. In connection therewith, cash outlays of $2.6 million were made during fiscal 1999 and $3.1 million were made during fiscal 2000. Such costs were financed primarily with funds from continuing operations and borrowings under its bank line of credit. While certain of the effects from such restructuring were expected to be realized during fiscal 2000, other costs associated with the integration of the product line into the North Carolina facility offset much of the benefit expected from such restructuring. As a result, the Company has yet to realize substantial improvement in operating results from this restructuring.

                             MTS SYSTEMS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED MARCH 31, 2001 ("SECOND QUARTER OF FISCAL 2001") COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 ("SECOND QUARTER OF FISCAL 2000")

New orders from customers for Second Quarter of Fiscal 2001 aggregated $87.6 million, a decrease of 13.4% compared to customer orders of $101.2 million booked during Second Quarter of Fiscal 2000.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $68.2 million, a decrease of 9.7% compared to customer orders of $75.5 million for Second Quarter of Fiscal 2000. The MT&S segment accounted for 77.9% of total Company orders, compared to 74.6% for the Second Quarter of Fiscal 2000. Orders from customers in the Second Quarter of Fiscal 2001 included an increased demand for our rolling track systems for the tire, passenger car and specialty vehicle markets, as well as strength across the globe in aircraft structural testing. The Company experienced a slow down in North American business levels especially as a result of cut backs in capital spending in the North American automotive market. Generally, orders from customers outside the United States (especially Japan, Korea, Brazil and in Europe) remained robust throughout the Second Quarter of Fiscal 2001.

Orders for the Factory Automation ("FA") segment decreased from $25.7 million for Second Quarter of Fiscal 2000, or 24.5%, to $19.4 million for Second Quarter of Fiscal 2001. Customer orders in this segment were particularly weak during the quarter as the result of aggressive cut backs in capital spending in the North American automotive market and a drop in North American demand for the Company's automation components in semiconductor, electronic assembly and industrial markets. The decrease in demand in North America was offset somewhat by better than expected orders from European and Asian customers. As a result, FA accounted for 22.1% of total Company orders during Second Quarter of Fiscal 2001, compared to 25.4% in Second Quarter of Fiscal 2000.

SIX MONTHS ENDED MARCH 31, 2001 ("FIRST HALF OF FISCAL 2001") COMPARED TO SIX MONTHS ENDED MARCH 31, 2000 ("FIRST HALF OF FISCAL 2000")

New orders for the First Half of Fiscal 2001 aggregated $191.7 million, a decrease of 6.3%, compared to $204.5 million for the First Half of Fiscal 2000.

Orders for the MT&S segment of $150.5 million in First Half of Fiscal 2001 were down approximately $3.0 million compared to First Half of Fiscal 2000. This segment accounted for 78.6% of total new orders in First Half of Fiscal 2001, compared to 75.1% for First Half of Fiscal 2000. Significant new orders from Asian and European customers in the aerospace business were offset by weaker than expected orders from customers in the North American automotive business, especially during the Second Quarter of Fiscal 2001. Orders for the FA segment of $41.2 million in First Half of Fiscal 2001 decreased 19.2% from the orders booked in First Half of Fiscal 2000 of $51.0 million. As discussed above, new customer orders in the FA segment were especially weak during the Second Quarter of Fiscal 2001. The FA segment accounted for 21.4% of total orders during First Half of Fiscal 2001, compared to 24.9% in First Half of Fiscal 2000.

Backlog of undelivered orders at March 31, 2001 was $178 million, an increase of 9.2% from the backlog of $163 million as of September 30, 2000 and an increase of 5.3% from the backlog at March 31, 2000 of $169 million.


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000

NET REVENUE for Second Quarter of Fiscal 2001 was $97.9 million, an increase of $2.6 million, or 2.8%, compared to Second Quarter of Fiscal 2000. Revenue from foreign customers for Second Quarter of Fiscal 2001 represented 49.1% of total revenues, compared to 52.4% for Second Quarter of Fiscal 2000. The increase in net revenues was largely due to the increased shipments to customers in the automotive and aerospace businesses, offset by weaker than expected shipments to FA customers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)


SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000 (CONTINUED)

GROSS PROFIT for Second Quarter of Fiscal 2001 increased to $35.1 million, an increase of 1.7%, compared to gross profit of $34.5 million for Second Quarter of Fiscal 2000. Gross profit, as a percentage of revenue, was 35.8% for Second Quarter of Fiscal 2001, down from the 36.2% reported for Second Quarter of Fiscal 2000. The decrease in gross profit percentage was primarily the result of the premium paid on certain inventory parts purchased in previous periods that were needed to maintain delivery schedules. Additionally, the Company experienced a change in product mix from higher revenues in the product oriented businesses in the FA segment to a higher content of generally lower margin project activity during the Second Quarter of Fiscal 2001.

SELLING EXPENSES decreased from $14.6 million for Second Quarter of Fiscal 2000, or 2.7%, to $14.2 million for Second Quarter of Fiscal 2001. Selling expense as a percentage of revenue decreased to 14.5% for Second Quarter of Fiscal 2001, compared to 15.3% for Second Quarter of Fiscal 2000. The decrease in overall spending is the result of the Company's program of overall cost control and more focused spending.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $8.3 million for Second Quarter of Fiscal 2001, a decrease of 9.7%, compared to $9.1 million for Second Quarter of Fiscal 2000. As a percentage of revenue, general and administrative expenses were 8.4% for Second Quarter of Fiscal 2001, compared to 9.6% for Second Quarter of Fiscal 2000. The decrease in overall spending is the result of the Company's program of overall cost control and more focused spending.

RESEARCH AND DEVELOPMENT EXPENSES aggregated $5.8 million, down 13.6%, compared to $6.7 million for Second Quarter of Fiscal 2000. Research and development expenses, as a percentage of revenue, decreased to 5.9% for Second Quarter of Fiscal 2001, compared to 7.0% for Second Quarter of Fiscal 2000. The overall reduction in R&D expense resulted from the planned cutback of spending in underperforming units and management's efforts to better focus spending in this area.

INTEREST EXPENSE, NET OF INTEREST INCOME decreased to $1.4 million for Second Quarter of Fiscal 2001, compared to $1.5 million for Second Quarter of Fiscal 2000. The decrease in interest expense for Second Quarter of Fiscal 2001 was primarily the result of overall lower average borrowings and a generally lower interest rate on its borrowings under its bank line of credit. Net interest expense, as a percentage of revenue, decreased to 1.4% for Second Quarter of Fiscal 2001, compared to 1.6% for Second Quarter of Fiscal 2000.

OTHER (INCOME) AND EXPENSE, which includes gains and losses from foreign currency translations, reflects a gain of $0.5 million for Second Quarter of Fiscal 2001 primarily as a result of currency gains of approximately $0.2 million. For Second Quarter of Fiscal 2000, expense of $0.3 million was primarily the result of a loss on foreign currency translations recorded in the quarter.

NET INCOME increased to $3.5 million for Second Quarter of Fiscal 2001, compared to $1.4 million for Second Quarter of Fiscal 2000. Net income as a percentage of revenue increased to 3.6% for Second Quarter of Fiscal 2001, compared to 1.4% for Second Quarter of Fiscal 2000. The effective tax rate for Second Quarter of Fiscal 2001 was 40.0%, compared to 38.0% for Second Quarter of Fiscal 2000. The change in the effective rate was due to a higher composition of income in foreign locations with higher tax rates.


FIRST HALF OF FISCAL 2001 COMPARED TO FIRST HALF OF FISCAL 2000

NET REVENUE for First Half of Fiscal 2001 was $182.9 million, an increase of $0.4 million or 0.2%, compared to First Half of Fiscal 2000. Revenue from foreign customers for First Half of Fiscal 2001 represented 48.8% of total revenues, compared to 47.6% for First Half of Fiscal 2000. Revenue generated by each of the MT&S and FA sectors during the First Half of Fiscal 2001 approximated the revenue generated by the individual segments for First Half of Fiscal 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

FIRST HALF OF FISCAL 2001 COMPARED TO FIRST HALF OF FISCAL 2000 (CONTINUED)

GROSS PROFIT for First Half of Fiscal 2001 increased to $64.7 million, up 12.9%, compared to $57.3 million for First Half of Fiscal 2000. Gross profit, as a percentage of revenue, was 35.4% for First Half of Fiscal 2001, compared to 31.4% for First Half of Fiscal 2000. The improvement in gross margin for First Half of Fiscal 2001 was primarily the result of management initiatives on improved project management during the past several quarters.

SELLING EXPENSES decreased to $28.2 million, or 2.7%, for First Half of Fiscal 2001, compared to $29.0 million for First Half of Fiscal 2000. Selling expense, as a percentage of revenue, decreased to 15.4% for First Half of Fiscal 2001, compared to 15.9% First Half of Fiscal 2000. This decrease in selling expenses is primarily the result of management initiatives on cost control and more focused spending in this area.

GENERAL AND ADMINISTRATIVE EXPENSES were relatively flat at $16.8 million for First Half of Fiscal 2001 and Fiscal 2000. General and administrative expense, as a percentage of revenue, remained unchanged at 9.2%.

RESEARCH AND DEVELOPMENT EXPENSES totaled $10.9 million for First Half of Fiscal 2001, a decrease of 18.7%, compared to $13.4 million for First Half of Fiscal 2000. Research and development expense, as a percentage of revenue, decreased to 5.9% First Half of Fiscal 2001, compared to 7.3% First Half of Fiscal 2000. The overall reduction in R&D expenses resulted from the planned cutback of spending in underperforming units and management's efforts to better focus its spending in this area. The Company expects annual R&D expenditures for Fiscal 2001 to be slightly less than overall spending levels in Fiscal 2000.

INTEREST EXPENSE, NET OF INTEREST INCOME totaled $2.8 million for First Half of Fiscal 2001, compared to $2.7 million for First Half of Fiscal 2000. Net interest expense as a percentage of revenue remained unchanged at 1.5%.

OTHER (INCOME) AND EXPENSE reflects income of $0.3 million for First Half of Fiscal 2001, compared to expense of $2.4 million for First Half of Fiscal 2000. Foreign currency gains of $0.3 million are reflected in Other Income for First Half of Fiscal 2001, compared to currency losses of $1.5 million recorded during the First Half of Fiscal 2000.

NET INCOME was $3.8 million for First Half of Fiscal 2001, compared to a net loss of $4.7 million for First Half of Fiscal 2000. Net income, as a percentage of revenue, increased to 2.1%. The effective tax rate for First Half of Fiscal 2001 was 40.0%, compared to 33.4% for First Half of Fiscal 2000. The change in the effective rate was due to a higher composition of income in foreign locations with higher tax rates.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $17.2 million during the First Half of Fiscal 2001, compared with using cash of $12.9 million during the First Half of Fiscal 2000. The increase in cash from operating activities during the First Half of Fiscal 2001 resulted primarily from improved operating results, plus a reduction in accounts receivables of $16.7 million and an increase in advance billings to customers of $15.4 million, as compared to the First Half of Fiscal 2000. These increases in available cash were partially offset during the First Half of Fiscal 2001 by an increase in inventory of $14.1 million and an overall reduction of trade accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES used cash totaling $3.4 million in the First Half of Fiscal 2001, compared with $6.6 million in the First Half of Fiscal 2000. The principal use of cash was for net additions to property and equipment. Capital expenditures for Fiscal 2001 are expected to aggregate approximately $8 million. The Company expects these expenditures to be funded primarily through borrowings under its bank lines of credit and with internally generated funds.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES used $13.3 million during the First Half of Fiscal 2001, compared to cash provided of $12.8 million in First Half of Fiscal 2000. During the First Half of Fiscal 2000, short-term borrowings of $14.2 million were required to finance working capital needs and capital expenditures. During the First Half of Fiscal 2001, the increased level of cash flow from operating activities, among other matters, allowed the Company to internally fund its capital expenditures, dividend payments, purchases of treasury stock and reduce its short term borrowings by $9.7 million.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At March 31, 2001, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for reinvestment in the business and strategic acquisitions.


OTHER MATTERS

During the quarter ended September 30, 2000, the Company announced a restructuring charge related to the discontinuation of a line of data acquisition products acquired as part of its acquisition of DSP Technology, Inc. in 1999. The restructuring charge of $1.2 million included a provision for estimated severance costs of $0.7 million, the write-off of leasehold improvements and production and other equipment no longer needed of $0.3 million and other costs of $0.2 million associated with the closedown of the facility and the wind-down of the related product line. During the six months ended March 31, 2001, the restructuring reserve was reduced by severance costs of $0.7 million, the write off of leasehold improvements, equipment and other assets aggregating $0.2 million and costs associated with the closing of the facility and the wind-down of the product line of $0.2 million. As the activity for which the restructuring charge was created is essentially complete as of March 31, 2001, the Company does not expect any significant additional charges to be incurred in future periods.

During 1999, the Company recorded a restructuring charge of $5.7 million as a result of the closure of its manufacturing operations in France and the transfer of this product line to its electromechanical division in North Carolina. In connection therewith, cash outlays of $2.6 million were made during fiscal 1999 and $3.1 million were made during fiscal 2000. Such costs were financed primarily with funds from continuing operations and borrowings under its bank line of credit. While certain of the effects from such restructuring were expected to be realized during fiscal 2000, other costs associated with the integration of the product line into the North Carolina facility offset much of the benefit expected from such restructuring. As a result, the Company has yet to realize substantial improvement in operating results from this restructuring.

On January 1, 1999, certain member countries of the European Economic and Monetary Union (EMU) adopted the "Euro" as a form of common currency. For a three-year transition period, both the Euro and individual participants' currencies will remain in use. The Company is upgrading its information and reporting systems, where necessary, to properly handle the Euro. The Company's European operations formally will begin reporting in Euro currency in October 2001. Beginning January 1, 1999, the Company began processing Euro transactions with its customers. The cost of addressing the Euro conversion did not have a material effect on the Company's financial condition or operating results.

The Company is exposed to market risk from changes in foreign currency exchange rates that can affect its results from operations and financial condition. To minimize that risk, the Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, principally forward exchange contracts. Foreign exchange contracts are used to hedge the Company's overall exposure to exchange rate fluctuations, since the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

Approximately 50% of the Company's revenue occurs outside of the United States and about 65% (approximately 30% of the Company's net revenue) of these revenues are denominated in currencies other than the U.S. dollar. As a result, a strengthening of the U.S. dollar decreases translated foreign currency denominated revenues and earnings. During First

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


OTHER MATTERS (CONTINUED)

Half of Fiscal 2001 and during 2000, the U.S. dollar was generally stronger against other major currencies. Gains and losses attributed to translating the financial statements for all non-U.S. subsidiaries are included in the currency translation adjustments. The gains and losses on forward exchange contracts used to hedge these exposures are included in other expense (income).

The Company's dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends in down years. The Company's dividend payout ratio target is approximately 25% of earnings per share over the long term.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there may be uncertainties currently unknown to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

The forgoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders and Form 10-K for Fiscal 2000 filed with the Securities and Exchange Commission.. This information remains current and is incorporated herein by reference.

                         PART II-------OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual Meeting of Shareholders was held January 30, 2001.

         (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                                Votes For         Votes Against

                  Jean-Lou Chameau             16,499,189               659,813
                  Charles A. Brickman          16,566,318               592,684
                  Bobby I. Griffin             16,539,958               619,044
                  Russell A. Gullotti          16,531,388               627,614
                  Brendan C. Hegarty           16,057,387             1,101,615
                  Sidney W. Emery              16,510,556               648,446
                  Linda Hall Whitman           16,530,188               628,814

                  No voters abstained or were broker/bank non-votes for any of the directors.


         (c) Arthur Andersen LLP was ratified to serve as the Company's independent auditors for fiscal year 2001 with 17,215,179 votes in favor, 35,525 votes against and 256,055 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following are submitted as part of this report.

         (a) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MTS SYSTEMS CORPORATION



                                                     /s/ Sidney W. Emery, Jr.
                                                     ---------------------------
                                                     Sidney W. Emery, Jr.
                                                     Chairman
                                                     Chief Executive Officer
                                                     Principal Financial Officer


Dated: May 14, 2001