Form 10-Q
period 2001-06-30
MTS SYSTEMS CORP
filed 2001-08-14
CIK 68709

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                           --------------------------

                          Commission File Number 0-2382

                             MTS SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)


               MINNESOTA                                  41-0908057
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                 14000 Technology Drive, Eden Prairie, MN 55344
               (Address of principal executive offices) (Zip Code)

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

                       __X__ Yes                 _____ No


The number of shares outstanding of the Registrant's common stock as of July 30, 2001 was 20,856,180 shares.

--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


       Item 1. Financial Statements (unaudited)

                Consolidated Balance Sheets
                as of June 30, 2001 and September 30, 2000                  2

                Consolidated Statements of Income for the
                Three and Nine Months Ended June 30, 2001 and 2000          3

                Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2001 and 2000            4

                Notes to Condensed Consolidated Financial Statements      5-8

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition             9-14

       Item 3. Qualitative and Quantitative Disclosures About
               Market Risks                                                14



PART II - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                            14


       Signatures                                                          15

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)


                                                              June 30         September 30
                        ASSETS                                 2001               2000
                                                          ----------------  ----------------

Current Assets:
  Cash and cash equivalents                                  $     23,544       $     8,211
  Accounts receivable, net                                         77,004           117,866
  Unbilled contracts and retainage receivable                      40,672            26,765
  Inventories-
    Customer jobs-in-process                                        7,175             2,704
    Components, assemblies and parts                               62,552            59,816
  Prepaid expenses                                                 11,140             9,911
                                                          ----------------  ----------------

    Total current assets                                          222,087           225,273
                                                          ----------------  ----------------

Property and Equipment:
  Land                                                              3,247             3,247
  Buildings and improvements                                       44,991            44,733
  Machinery and equipment                                         108,563           107,325
  Accumulated depreciation                                        (88,646)          (83,224)
                                                          ----------------  ----------------

    Total property and equipment, net                              68,155            72,081

Other Assets                                                       33,401            32,880
                                                          ----------------  ----------------

                                                             $    323,643       $   330,234
                                                          ================  ================

       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                     $        563       $    11,945
  Current maturities of long-term debt                              5,560             5,663
  Accounts payable                                                 14,863            22,755
  Accrued compensation and benefits                                29,102            29,285
  Advance billings to customers                                    29,300            18,673
  Other accrued liabilities                                        18,732            20,327
                                                          ----------------  ----------------

    Total current liabilities                                      98,120           108,648

Deferred Income Taxes                                               5,667             5,628
Long-Term Debt, net of current maturities                          57,435            58,104
                                                          ----------------  ----------------

Commitments and Contingencies

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 20,833,977 and 20,748,288
    shares issued and outstanding                                   5,208             5,187
  Additional paid-in capital                                        7,238             7,072
  Retained earnings                                               153,042           146,228
  Accumulated other comprehensive loss                             (3,067)             (633)
                                                          ----------------  ----------------

    Total shareholders' investment                                162,421           157,854
                                                          ----------------  ----------------

                                                             $    323,643       $   330,234
                                                          ================  ================


  The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
          (unaudited - in thousands of dollars, except per share data)


                                                Three Months Ended                Nine Months Ended
                                                     June 30                          June 30
                                         -------------------------------  -------------------------------
                                              2001             2000            2001             2000
                                         --------------   --------------  --------------   --------------

Net revenue                                  $  98,586        $  94,989       $ 281,510        $ 277,494
Cost of revenue                                 61,023           60,192         179,270          185,441
                                         --------------   --------------  --------------   --------------
      Gross profit                              37,563           34,797         102,240           92,053
                                         --------------   --------------  --------------   --------------

Operating expenses:
  Selling                                       14,480           14,273          42,707           43,277
  General and administrative                     8,530            8,090          25,296           24,908
  Research and development                       5,528            5,901          16,392           19,264
                                         --------------   --------------  --------------   --------------
      Total operating expenses                  28,538           28,264          84,395           87,449
                                         --------------   --------------  --------------   --------------

      Income from operations                     9,025            6,533          17,845            4,604

Interest expense                                 1,175            1,739           4,207            4,744
Interest income                                   (111)            (851)           (361)          (1,130)
Other (income) expense, net                        673             (186)            405            2,168
                                         --------------   --------------  --------------   --------------

Income (loss) before income taxes                7,288            5,831          13,594           (1,178)
Provision (benefit) for income taxes             2,842            2,134           5,365             (206)
                                         --------------   --------------  --------------   --------------

Net income (loss)                            $   4,446        $   3,697       $   8,229        $    (972)
                                         ==============   ==============  ==============   ==============



Basic net income (loss) per share            $    0.21        $    0.18       $    0.40        $   (0.05)

Diluted net income (loss) per share          $    0.21        $    0.18       $    0.39        $   (0.05)
                                         ==============   ==============  ==============   ==============





   The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                     Nine Months Ended
                                                                          June 30
                                                             ----------------------------------
                                                                   2001              2000
                                                             ----------------  ----------------

Operating Activities:
  Net income (loss)                                              $    8,229    $     (972)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                  10,974        11,137
      Deferred income taxes                                              94            21
      Restructuring payments                                         (1,210)       (3,101)
      Bad debt provision                                                253           378
      Inventory provision                                             1,208         1,550

  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables           23,319         9,885
    Inventories                                                      (9,974)      (10,535)
    Prepaid expenses                                                 (1,467)       (2,802)
    Accounts payable                                                 (7,679)       (4,376)
    Accrued compensation and benefits                                 2,502         3,391
    Advance billings to customers                                    11,787        (1,886)
    Accrued warranty costs                                           (1,937)       (1,214)
    Other current liabilities                                          (157)        2,186
                                                                 ----------    ----------

            Net cash provided by operating activities                35,942         3,662
                                                                 ----------    ----------

Investing Activities:
    Property and equipment additions, net                            (4,827)       (9,825)
    Other assets                                                       (699)        1,025
                                                                 ----------    ----------

          Net cash used in investing activities                      (5,526)       (8,800)
                                                                 ----------    ----------

Financing Activities:
    Net repayments under notes payable to banks                     (11,280)       (2,349)
    Proceeds from issuance of long-term debt                            419         2,358
    Payments of long-term debt                                         (986)         (598)
    Cash dividends                                                   (3,729)       (3,758)
    Proceeds from exercise of stock options                           1,752         1,066
    Payments to purchase and retire common stock                     (1,564)       (1,503)
                                                                 ----------    ----------

          Net cash used in financing activities                     (15,388)       (4,784)
                                                                 ----------    ----------

Effect of exchange rate changes on cash                                 305           955
                                                                 ----------    ----------

          Net increase (decrease) in cash and cash equivalents       15,333        (8,967)

Cash and cash equivalents, at beginning of period                     8,211        18,083
                                                                 ----------    ----------

Cash and cash equivalents, at end of period                      $   23,544    $    9,116
                                                                 ==========    ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the periods for:
     Interest expense                                            $    2,992    $    4,724
     Income taxes                                                $    5,261    $    3,829
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

New Accounting Pronouncement

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 impacts the timing of revenue recognition for the Company, as it requires customer acceptance as a condition for revenue recognition. Currently, the Company enters into certain contracts that have specific acceptance criteria while others have general terms of acceptance. The Company is amending revenue recognition criteria only for those contracts with specific acceptance criteria, as general criteria are relatively routine. While the Company is in the process of fully evaluating the effect that the adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations, it expects certain revenues and related net income will shift across quarters when SAB No. 101 is implemented. With the introduction of the concepts of SAB 101, (including a presumption that customer acceptance is a significant milestone) of more specific customer acceptance criteria, we believe it is appropriate for the Company to modify revenue recognition to more closely comply with the overall spirit of SAB 101. The Company currently plans to adopt SAB No. 101 in the fourth quarter of fiscal year 2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 with early adoption permitted. The Company is currently evaluating the effect that adoption of the provisions of FAS 142, that are effective October 1, 2002, will have on its results of operations and financial position.

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


                                                  Three Months Ended                Nine Months Ended
                                              June 30           June 30          June 30          June 30
                                                2001             2000             2001             2000
----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net income (loss) available
   to common shareholders                       $  4,446          $  3,697          $  8,229          $   (972)
                                           ===============   ===============   ===============   ===============

Weighted average
   common shares outstanding                      20,683            20,855            20,688            20,857

Dilutive potential
   common shares                                     417                73               224                 -
----------------------------------------------------------------------------------------------------------------
Total diluted common shares                       21,100            20,928            20,912            20,857
----------------------------------------------------------------------------------------------------------------
Basic net income (loss)
   per share                                    $   0.21          $   0.18          $   0.40          $  (0.05)
Diluted net income (loss)
   per share                                    $   0.21          $   0.18          $   0.39          $  (0.05)
----------------------------------------------------------------------------------------------------------------

Potential common shares of 73,000 related to the Company's outstanding stock options were excluded from the computation of dilutive loss per share for the nine months ended June 30, 2000, as inclusion of these shares would have been antidilutive.




3. COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during the applicable periods resulting from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments, the unrealized gain or loss on investment and the net effect of accumulated hedging activity. Comprehensive income (loss) was $4.1 million and $3.3 million for the three months ended June 30, 2001 and 2000, respectively, and $8.1 million and ($2.2) million for the nine months ended June 30, 2001 and 2000, respectively.


4. BUSINESS SEGMENT INFORMATION

The Company periodically evaluates its business activities that are regularly reviewed by its Chief Executive Officer for which discrete financial information is available. In connection therewith, the Company has determined that it has five business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems unit manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. The Material Testing Systems unit manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. The Advanced Systems unit offers highly customized systems primarily for simulation and

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



4. BUSINESS SEGMENT INFORMATION (CONTINUED)


manufacturing. The Automation unit manufactures and markets products for high performance industrial machine applications in a wide range of industries. The Sensors unit manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business units. As a result of these similarities, these units have been aggregated for financial statement purposes into one reportable segment called Mechanical Testing and Simulation ("MT&S"). In addition, the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Automation and Sensor business units. As a result, these units have been aggregated into one reportable segment called Factory Automation ("FA").

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2000 Annual Report on Form 10-K. In evaluating each segment's performance, management focuses on income from operations. This measurement excludes special charges (e.g. restructuring charges, acquisition expenses, etc.), interest income and expense, income taxes and other non-operating-type items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment is as follows:



                                                            Three Months Ended           Nine Months Ended
                                                                 June-30                      June-30
                                                            2001          2000           2001          2000
                                                        ------------- -------------  ------------- -------------
                                                                        (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation                         $ 78,931      $ 71,486      $ 219,452     $ 211,890
  Factory Automation                                          19,655        23,503         62,058        65,604
                                                        ------------- -------------  ------------- -------------
     Total net revenue                                      $ 98,586      $ 94,989      $ 281,510     $ 277,494
                                                        ============= =============  ============= =============

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation                         $  8,790      $  3,348      $  14,618     $  (3,321)
  Factory Automatiom                                             235         3,185          3,227         7,925
                                                        ------------- -------------  ------------- -------------
      Total income (loss) from operations                   $  9,025      $  6,533      $  17,845     $   4,604
                                                        ============= =============  ============= =============




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

As of June 30 2001, the net accumulated derivative gain included in Accumulated Other Comprehensive Income was $2.0 million. The maximum maturity date of any cash flow hedge was 1.25 years. Based on the status of the cash flow hedges as of June 30, 2001, net gains of approximately $2.0 million that are currently reflected in Accumulated Other Comprehensive Income would be available for reclassification into Other (Income) Expense during the next twelve months. During the quarter ended June 30, 2001, gains or losses associated with ineffective hedges were immaterial.


6.  RESTRUCTURING CHARGES

During the quarter ended September 30, 2000, the Company announced a restructuring charge related to the discontinuation of a line of data acquisition products acquired as part of its acquisition of DSP Technology, Inc. in 1999. The restructuring charge of $1.2 million included a provision for severance costs of $0.7 million, the write-off of leasehold improvements and production and other equipment no longer needed of $0.3 million and other costs of $0.2 million associated with the closedown of the facility and the wind-down of the related product line. During the nine months ended June 30, 2001, the restructuring reserve was reduced by severance costs of $0.8 million, the write off of leasehold improvements, equipment and other assets aggregating $0.2 million and costs associated with the closing of the facility and the wind-down of the product line of $0.2 million. Additionally, in light of the discontinuation of the line of data acquisition products, a further $1.1 million charge related to the book value of inventory which was written off and disposed of and $0.7 million was established to cover uncollectible receivables and to write off the remaining book value of fixed assets no longer needed. As the activity for which the restructuring charge was created was essentially complete as of June 30, 2001, the Company does not expect any significant additional charges to be incurred in future periods.

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

                             MTS SYSTEMS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED JUNE 30, 2001 ("THIRD QUARTER OF FISCAL 2001") COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 ("THIRD QUARTER OF FISCAL 2000")

New orders from customers during Third Quarter of Fiscal 2001 aggregated $104.0 million, an increase of 3.6% compared to customer orders of $100.3 million booked during Third Quarter of Fiscal 2000.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $86.2 million, an increase of 10.8% compared to customer orders of $77.8 million for Third Quarter of Fiscal 2000. The MT&S segment accounted for 83.0% of total Company orders, compared to 77.6% for the Third Quarter of Fiscal 2000. The Company continues to experience strong order demand worldwide for its aircraft structural testing equipment and in the custom project business of its Advanced Systems unit, offset somewhat by the continuing slow down in North American business levels especially as a result of cut backs in capital spending in the North American automotive market. Despite the overall slowdown in the North America automotive market place, the Company, along with its strategic alliance partners, continue to see growing demand for software and analysis products targeted principally at the automotive design validation marketplace. Generally, orders from customers outside the United States (especially Japan, Korea and Southeast Asia) remained at or ahead of planned orders throughout the Third Quarter of Fiscal 2001.

Orders for the Factory Automation ("FA") segment decreased from $22.5 million for Third Quarter of Fiscal 2000 to $17.8 million for Third Quarter of Fiscal 2001, down 20.9%. Customer orders in this segment were particularly weak during the quarter as the result of aggressive cut backs in capital spending in the North American automotive market and a precipitous drop in North American and European demand for the Company's automation components in the semiconductor, electronic assembly and industrial markets. The FA segment accounted for 17.1% of total Company orders during Third Quarter of Fiscal 2001, compared to 22.4% in Third Quarter of Fiscal 2000.


NINE MONTHS ENDED JUNE 30 2001 ("FIRST NINE MONTHS OF FISCAL 2001") COMPARED TO NINE MONTHS ENDED JUNE 30, 2000 ("FIRST NINE MONTHS OF FISCAL 2000")

New orders for the First Nine Months of Fiscal 2001 aggregated $295.6 million, a decrease of 3.0%, compared to $304.8 million for the First Nine Months of Fiscal 2000.

Orders from the MT&S segment of $236.7 million for the First Nine Months of Fiscal 2001 increased by 2.3%, compared to $231.3 million for the First Nine Months of Fiscal 2000. The MT&S segment accounted for 80.0% of total new orders for the First Nine Months of Fiscal 2001, compared to 75.9% for the First Nine Months of Fiscal 2000. Significant new material testing orders from Asian and European customers in the aerospace business and strong order volume in the Company's Advanced Systems unit were offset by weaker than expected orders from customers in the North American automotive business, especially during the second and third quarters of Fiscal 2001. Orders for the FA segment of $58.9 million for the First Nine Months of Fiscal 2001 decreased 19.9% from the orders booked for the First Nine Months of Fiscal 2000 of $73.5 million. New customer orders in the FA segment were especially weak during the second and third quarters of Fiscal 2001 as the result of aggressive cut backs in capital spending in the North American automotive market and a precipitous drop in North American and European demand for the Company's automation components in the semiconductor, electronic assembly and industrial markets. The FA segment accounted for 19.9% of total orders during the First Nine Months of Fiscal 2001, compared to 24.1% for the First Nine Months of Fiscal 2000.

Backlog of undelivered orders at June 30, 2001 was $182 million, an increase of 11.7% from the backlog of $163 million as of September 30, 2000 and an increase of 7.1% from the backlog of $170 million at June 30, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000

NET REVENUE for Third Quarter of Fiscal 2001 was $98.6 million, an increase of $3.6 million, or 3.8%, compared to Third Quarter of Fiscal 2000. The increase in net revenue was principally due to the increased shipments to customers in the automotive and aerospace businesses, offset by weaker than expected shipments to FA customers. Despite the overall slow down in capital spending in the North American automotive market during Fiscal 2001, revenue backlog and new orders from customers in the automotive product development market remained at adequate levels to allow the Company to meet its revenue plan. Revenue from foreign customers for Third Quarter of Fiscal 2001 represented 59.7% of total revenues, compared to 50.5% for Third Quarter of Fiscal 2000.

GROSS PROFIT for Third Quarter of Fiscal 2001 increased to $37.6 million, up 8.0%, compared to gross profit of $34.8 million for Third Quarter of Fiscal 2000. Gross profit, as a percentage of revenue, was 38.1% for Third Quarter of Fiscal 2001, up from the 36.6% reported for Third Quarter of Fiscal 2000. The gross margin for the MT&S sector was 38.5% for Third Quarter of Fiscal 2001, up
3.9 basis points, compared to Third Quarter of Fiscal 2000 while the gross margin for the FA sector declined to 36.5% primarily as the result of the significantly lower manufacturing and shipping volumes. The increased gross profit percentage in the MT&S sector was the result of a number of factors, including a favorable mix of aerospace and custom projects shipped in the quarter, more aggressive negotiation strategies, better overall project planning, staffing and management and the positive impact of the Company's re-engineering and front-end project assessment activities initiated in the prior year. These activities allow the Company to assess and minimize certain overall project risks prior to its acceptance of the customer order

SELLING EXPENSES increased from $14.3 million for Third Quarter of Fiscal 2000, or 1.4%, to $14.5 million for Third Quarter of Fiscal 2001. Selling expense, as a percentage of revenue, decreased to 14.7% for Third Quarter of Fiscal 2001, compared to 15.0% for Third Quarter of Fiscal 2000, primarily as the result of the Company's continuing program of overall cost control and more focused spending.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $8.5 million for Third Quarter of Fiscal 2001, an increase of 5.4%, compared to $8.1 million for Third Quarter of Fiscal 2000. While general and administrative expenses, as a percentage of revenue, remained relatively unchanged during the comparable periods ( 8.6% for Third Quarter of Fiscal 2001, compared to 8.5% for Third Quarter of Fiscal
2000), spending in this area increased as a result of providing for anticipated additional compensation-related costs associated with Fiscal 2001.

RESEARCH AND DEVELOPMENT EXPENSES aggregated $5.5 million, down 6.3%, compared to $5.9 million for Third Quarter of Fiscal 2000. Research and development expenses, as a percentage of revenue, decreased to 5.6% for Third Quarter of Fiscal 2001, compared to 6.2% for Third Quarter of Fiscal 2000. The overall reduction in R&D expense resulted from management's planned cutback of spending in underperforming product lines and/or business units and management's efforts to better focus spending in areas of greatest opportunity and highest return.

INTEREST EXPENSE decreased to $1.2 million for Third Quarter of Fiscal 2001, compared to $1.7 million for Third Quarter of Fiscal 2000. This decrease was primarily the result of lower average borrowings under its bank line of credit. Interest expense, as a percentage of revenue, decreased to 1.2% for Third Quarter of Fiscal 2001, compared to 1.8% for Third Quarter of Fiscal 2000.

INTEREST INCOME decreased to $0.1 million for Third Quarter of Fiscal 2001, compared to $0.9 million for Third Quarter of Fiscal 2000. Interest income for Third Quarter of Fiscal 2001 consisted principally of earnings on short-term investments of excess cash funds. Interest income for Third Quarter of Fiscal 2000 included interest received as part of certain refunds of prior years' federal income taxes.

OTHER (INCOME) AND EXPENSE reflects a loss of $0.7 million for Third Quarter of Fiscal 2001 primarily as a result of a loss from foreign currency translation. Other (income) expense for Third Quarter of Fiscal 2000 consisted primarily of a loss on foreign currency translation of $0.2 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000
(CONTINUED)

NET INCOME increased to $4.4 million for Third Quarter of Fiscal 2001, compared to $3.7 million for Third Quarter of Fiscal 2000 primarily as the result of overall improved product margins and the continuing effect from the Company's cost control and more focused spending programs. Net income, as a percentage of revenue, increased to 4.5% for Third Quarter of Fiscal 2001, compared to 3.9% for Third Quarter of Fiscal 2000. The effective tax rate for Third Quarter of Fiscal 2001 was 39.0%, compared to 36.6% for Third Quarter of Fiscal 2000. The increased overall effective tax rate was due to the higher composition of operating earnings in foreign locations having higher tax rates, compared to the overall federal and state tax rates in the United States.


FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO THE FIRST NINE MONTHS OF FISCAL
2000

NET REVENUE for the First Nine Months of Fiscal 2001 was $281.5 million, an increase of $4.0 million or 1.4%, compared to the First Nine Months of Fiscal 2000. As explained further above, the increase in net revenue was principally due to the increased shipments to customers in the automotive and aerospace business units. Revenue generated by the FA segment decreased approximately $3.6 million during the First Nine Months of Fiscal 2001, compared to the comparable period of Fiscal 2000. Revenue from foreign customers for First Nine Months of Fiscal 2001 represented 52.6% of total revenues, compared to 48.6% for First Nine Months of Fiscal 2000.

GROSS PROFIT for the First Nine Months of Fiscal 2001 increased to $102.2 million, up 11.0%, compared to $92.1 million for the First Nine Months of Fiscal 2000. Gross profit, as a percentage of revenue, was 36.3% for the First Nine Months of Fiscal 2001, compared to 33.2% for the First Nine Months of Fiscal 2000. The gross margin for the MT&S sector was 35.5% for the First Nine Months of Fiscal 2001, up 5.0 basis points, compared to the First Nine Months of Fiscal 2000 while the gross margin for the FA sector declined to 39.9% primarily as the result of the significantly lower manufacturing and shipping volumes. As explained further above, the increased gross profit percentage in the MT&S sector was the result of a number of factors, including a favorable mix of aerospace and custom projects shipped during the period, more aggressive negotiation strategies, better overall project planning, staffing and management and the positive impact of the Company's re-engineering and front-end project assessment activities initiated in the prior year.

SELLING EXPENSES decreased from $43.3 million for the First Nine Months of Fiscal 2000, down 1.4% to $42.7 million for the First Nine Months of Fiscal 2001. Selling expense, as a percentage of revenue, decreased from 16.0% for the First Nine Months of Fiscal 2000 to 15.2% for the First Nine Months of Fiscal 2001. This decrease in selling expenses is primarily the result of management initiatives on cost control and more focused spending.

GENERAL AND ADMINISTRATIVE EXPENSES aggregated $25.3 million for the First Nine Months of Fiscal 2001, up 1.6%, compared to $24.9 million for the First Nine Months of Fiscal 2000. General and administrative expenses remained unchanged at 9.0% of net revenue for the First Nine Months of Fiscal 2001 and 2000.

RESEARCH AND DEVELOPMENT EXPENSES totaled $16.4 million for the First Nine Months of Fiscal 2001, down 14.9%, compared to $19.3 million for the First Nine Months of Fiscal 2000. Research and development expense, as a percentage of revenue, was 5.8% for the First Nine Months of Fiscal 2001, compared to 6.9% for the First Nine Months of Fiscal 2000. As discussed previously, the overall reduction in R&D expenses resulted from management's planned cutback of spending in underperforming product lines and/or business units and its efforts to better focus spending in areas of greatest opportunity and highest return. The Company expects annual R&D expenditures for Fiscal 2001 to remain below the overall spending level of Fiscal 2000.

INTEREST EXPENSE totaled $4.2 million for the First Nine Months of Fiscal 2001, compared to $4.7 million for the First Nine Months of Fiscal 2000. The decrease in interest expense for the First Nine Months of Fiscal 2001, compared to the comparable period in Fiscal 2000, was primarily the result of lower average borrowings and a generally lower interest rate on its borrowings under its bank line of credit. Net interest expense, as a percentage of revenue, decreased from 1.7% for the First Nine Months of Fiscal 2000 to 1.5% for the First Nine Months of Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO THE FIRST NINE MONTHS OF FISCAL 2000 (CONTINUED)

INTEREST INCOME totaled $0.4 million for the First Nine Months of Fiscal 2001, compared to $1.1 million for First Nine Months of Fiscal 2000. Interest income for First Nine Months of Fiscal 2001 consisted principally of earnings on short-term investments of excess cash funds while interest income for the First Nine Months of Fiscal 2000 included interest received as part of certain refunds of prior years' federal income taxes.

OTHER (INCOME) AND EXPENSE includes foreign currency gains of $0.1 million for the First Nine Months of Fiscal 2001, compared to foreign currency losses of $1.2 million for the First Nine Months of Fiscal 2000.

NET INCOME totaled $8.2 million for the First Nine Months of Fiscal 2001, compared to a net loss of $1.0 million for the First Nine Months of Fiscal 2000, primarily as the result of overall improved product margins and the continuing effect from the Company's cost control and more focused spending programs. Net income for the First Nine Months of Fiscal 2001, as a percentage of revenue, increased to 2.9%. The effective tax rate for the First Nine Months of Fiscal 2001 was 39.5%, compared to the tax benefit of 17.5% recorded as the result of the operating loss recognized during the First Nine Months of Fiscal 2000.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $35.9 million during the First Nine Months of Fiscal 2001, compared to cash provided of $3.7 million during the First Nine Months of Fiscal 2000. The increase in cash provided by operating activities during the First Nine Months of Fiscal 2001 resulted primarily from improved operating results, the reduction in accounts receivables of $23.3 million and the increase in advance billings to customers of $11.8 million. These increases in available cash were partially offset during the First Nine Months of Fiscal 2001 by an increase in inventory of $10.0 million and the decrease in trade accounts payable and accrued liabilities of $7.3 million.

CASH FLOWS FROM INVESTING ACTIVITIES required cash usage of $5.5 million during the First Nine Months of Fiscal 2001, compared with $8.8 million in the First Nine Months of Fiscal 2000. Cash was principally used during each of the periods for additions to property and equipment. Capital expenditures for Fiscal 2001 are expected to aggregate approximately $8 million. The Company expects these expenditures to be funded primarily through borrowings under its bank lines of credit and with internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $15.4 million during the First Nine Months of Fiscal 2001, compared to $4.8 million for the First Nine Months of Fiscal 2000. During the First Nine Months of Fiscal 2001, the Company's increased cash flows from operating activities allowed it to internally fund its capital expenditures, dividend payments, purchases of treasury stock and reduce its overall borrowings by $11.8 million.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At June 30, 2001, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for the investment in opportunities to internally grow its business and to make selected strategic acquisitions.


OTHER MATTERS

During the quarter ended September 30, 2000, the Company announced a restructuring charge related to the discontinuation of a line of data acquisition products acquired as part of its acquisition of DSP Technology, Inc. in 1999. The restructuring charge of $1.2 million included a provision for estimated severance costs of $0.7 million, the write-off of leasehold improvements and production and other equipment no longer needed of $0.3 million and other costs of $0.2 million associated with the closedown of the facility and the wind-down of the related product line. During the nine

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


OTHER MATTERS (CONTINUED)

months ended June 30, 2001, the restructuring reserve was reduced by severance costs of $0.8 million, the write off of leasehold improvements, equipment and other assets aggregating $0.2 million and costs associated with the closing of the facility and the wind-down of the product line of $0.2 million. As the activity for which the restructuring charge was created is essentially complete as of June 30, 2001, the Company does not expect any significant additional charges to be incurred in future periods.

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

On January 1, 1999, certain member countries of the European Economic and Monetary Union (EMU) adopted the "Euro" as a form of common currency. For a three-year transition period, both the Euro and individual participants' currencies will remain in use. The Company is upgrading its information and reporting systems, where necessary, in order to appropriately effect the conversion to the Euro. The Company's European operations formally will begin reporting in Euro currency beginning in Fiscal 2002. The Company began processing Euro transactions with its customers on January 1, 1999. The cost of addressing the Euro conversion did not have a material effect on the Company's financial condition or operating results for any period presented.

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

Historically, approximately 50% of the Company's revenue occurs from shipment to customers outside of the United States and approximately 65% of this revenue (approximately 30% of the Company's total net revenue) is denominated in currencies other than the U.S. dollar. As a result, a strengthening of the U.S. dollar decreases translated foreign currency denominated revenues and earnings. During the First Nine Months of Fiscal 2001 and during 2000, the U.S. dollar was generally stronger against other major currencies. Gains and losses attributed to translating the financial statements for all non-U.S. subsidiaries are included in the currency translation adjustments. The gains and losses on forward exchange contracts used to hedge these exposures are included in other (income) expense.

The Company's dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends in down years. The Company's dividend payout ratio target is approximately 25% of earnings per share over the long term.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there may be uncertainties currently unknown to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its . results from operations and financial condition.

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

         Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MTS SYSTEMS CORPORATION


                                             /s/ Sidney W. Emery, Jr.
                                             -----------------------------------
                                             Sidney W. Emery, Jr.
                                             Chairman
                                             Chief Executive Officer
                                             Principal Financial Officer




         Dated: August 14, 2001