Form 10-K
period 2001-09-30
MTS SYSTEMS CORP
filed 2001-12-21
CIK 68709

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

      AS OF NOVEMBER 30, 2001, 21,029,946 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK (BASED UPON THE AVERAGE OF THE HIGH AND LOW PRICES) HELD BY NON-AFFILIATES WAS $225,478,800.

                                -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001 - PARTS I, II AND IV.

PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS, STATEMENT DATED PRIOR TO JANUARY 29, 2002 - PART III.

================================================================================

                             MTS SYSTEMS CORPORATION
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1.     BUSINESS

MTS Systems Corporation (hereafter called "MTS", or "the Company" or "the Registrant") is a technology-based, market-driven company providing hardware, software and engineering services to researchers, designers and manufacturers.

MTS's business approach is based on a set of building-block technologies and business processes. Technologies include sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor a test or automation system to a specific customer's needs and to analyze results. Business processes include project and product styles of operations on a worldwide basis. In combination, these technologies and business processes provide solutions to customers in a variety of markets.

CUSTOMERS AND PRODUCTS BY BUSINESS SEGMENT

The Company's operations are organized into two business sectors: the Mechanical Testing and Simulation ("MT&S") Sector and the Factory Automation ("FA") Sector. The operational alignment of these sectors allows the Company to maintain a strategic focus on markets having different applications for the Company's technologies.

MT&S Sector: Customers of business units comprising this sector use the Company's systems, software and services for research, product development and quality control to determine the mechanical properties and performance of materials, products and structures. Many of the Company's products and services support its customers' mechanical design automation processes. Customers of this business sector are part of the following industries:

AIRCRAFT AND AEROSPACE VEHICLE MANUFACTURERS AND THEIR SUPPLIERS: These customers use the Company's systems and software for full-scale structural tests on complete vehicles and principal subsystems such as landing gear.

In the aircraft industry, the Company's customers include manufacturers of commercial, military and general aviation airplanes and their suppliers, including engine manufacturers.

The space vehicle industry utilizes the Company's systems and software for such applications as solid fuel development and heat shield studies.

Both aircraft and space vehicle manufacturers and their suppliers use the Company's systems and software to perform research on new materials and to control quality in the manufacturing of materials.

CIVIL ENGINEERING: Customers in this market segment include construction and mineral/petroleum production companies, and test laboratories owned and/or operated by universities or governmental units. Systems sold to this market segment include seismic (earthquake) simulators, civil construction component (e.g., beam) testing systems, pavement material testing systems, and specialized systems for rock and soil studies in construction and mineral/petroleum production.

CONSUMER AND BIOMECHANICAL PRODUCTS/MATERIAL PRODUCERS: Customers in this market segment use the Company's electromechanical and servohydraulic material testing systems in research and product development where a high degree of quality control is required during production or other operations. In addition, customers use the Company's nanoindentation systems to test and measure mechanical properties of products where microscopic precision is required.

Typical consumer products are made of textiles, paper products and plastic films of many types. Biomechanical products include implants, prostheses and other medical and dental devices and materials. Material producers include metal, ceramic, composite, paper and plastic manufacturers.

GROUND VEHICLE INDUSTRY: This market consists of automobile, truck, motorcycle and off-road vehicle manufacturers and their suppliers. This represents the largest market segment within the MT&S Sector.

Applications of the Company's systems and software include the design and production testing of engines and drivetrains, suspension and steering components, body and chassis, tires and wheels, and fuel storage and exhaust components. Vehicle manufacturers strive to improve performance, durability and safety while eliminating noise and vibration from their products. Customers also integrate the Company's modeling software and physical testing systems as a means of accelerating prototype design and decreasing product development and/or manufacturing costs of their products and components.

ADVANCED SYSTEMS: The Company offers highly customized systems for simulation and testing through its Advanced Engineering Solutions business unit. These customized systems frequently contain highly technical, or "first of its kind" advances that are new to a specific application. Customers of Advanced Engineering Solutions business unit operate in all industries served by the other business units comprising the MT&S Sector - aerospace and advanced materials, civil engineering, and ground vehicles - as well as customers from other industries interested in developing new manufacturing technologies and systems such as friction stir welding and material processing.

The MT&S Sector typically represents approximately 80% of the Company's total revenue and is the principal market for the Company's technology.

FA Sector: Customers of business units comprising the FA Sector use the Company's measurement and control instrumentation to measure process variables and to automate appropriate production processes. These customers generally use MTS-produced products in discrete part manufacturing and chemical processing industries. Products of this Sector include:

DISPLACEMENT POSITION AND LIQUID-LEVEL SENSORS BASED ON MAGNETOSTRICTIVE
TECHNOLOGY: Displacement sensors accurately measure position up to 25 feet and are often used where accurate positioning and continuous control are critical, such as in discrete (piece part) manufacturing machinery, mobile equipment, process control elements and continuous measurement devices. Major applications include injection molding machines, servo-hydraulic cylinders, equipment presses of many types, sawmills, logging and other mobile machinery and valve or flow control.

Displacement sensors are also used in high volume applications requiring low cost position feedback. MTS has the capabilities of manufacturing low cost products in various lengths and configurations, while maintaining an extremely high degree of accuracy. These lower cost solutions are marketed to such industries as automotive, appliance, medical, agricultural, marine, aeronautic and other non-manufacturing markets.

Liquid level sensors accurately measure the level of liquids up to 60 feet in tanks and other vessels. These sensors are marketed to control continuous processes in chemical, pharmaceutical, bio-technology and other related markets. The need for highly reliable accurate measurement of one or more fluid levels is common in most of these applications. These types of products are marketed to the ultimate end users, such as chemical producing companies, and to original equipment manufacturers and private label companies who, in turn, design level measurement or leak detection into their control systems or accessories for remote indication and where control devices are required.

SERVO MOTORS, AMPLIFIERS AND CONTROLLERS: Customers use high-performance brushless servo motors and amplifiers for challenging factory automation applications in a wide range of industries, including machine tools, fabrication and packaging. Specialized plug-in amplifiers are used in light duty applications such as the semiconductor and textile industries. The Company's controllers are used for precise control of a wide variety of applications ranging from simple applications requiring only one axis of control to high-speed, complex operations requiring up to 28 axes of control. These combined product lines address many of the needs for high performance systems and are used primarily by original equipment manufacturers and large end users.

TITANIUM AND OTHER PRODUCTS: The Company, through its wholly-owned subsidiary, AeroMet Corporation, has developed an innovative laser direct metal deposition process for manufacturing parts made out of titanium and other metals. This newly developed, computer-driven process uses a laser to fuse titanium powder, or powder of other metals, layer by layer, into solid structures. The process significantly reduces the time required to produce complex parts used in various industries, including the aircraft and aerospace industries.

The FA sector typically represents approximately 20% of the Company's total revenue.

COMMON TECHNOLOGIES

The Company's systems and products are produced using the application engineering know-how of its employees, combined with common technology building block components that consist generally of measuring and actuation devices, electronic controls and application software. Many of these components are proprietary in nature and have been developed within the Company.

The employees of the Company engineer or configure the components into products and systems to meet the specific application specifications of a customer's order. Frequently, special-purpose software is developed to meet a customer's unique requirements. Such software often represents a significant part of the value added by the Company. Services offered to system customers include on-site installation, training of customer personnel, technical manuals and continuing maintenance. While such services are often included in the contract amount originally charged for completed systems, these types of services may be purchased separately either during and after the stated warranty period.

Certain proprietary products, such as sensors, process controls, motors, actuators and process software and firmware are sold as products to end users and to other companies for incorporation into their systems, machines or processes. Although the Company sells its products and most systems on fixed-price contracts, certain complex systems and applied research are undertaken on "cost-plus-fixed-fee" contract basis.

PRODUCT DEVELOPMENT HIGHLIGHTS FOR 2001

As discussed more fully in the Research and Development Section, the Company performs significant product, system and application development and from time to time, undertakes "first of its kind" high-technology contracts, certain of which may include significant technological pioneering. Selected highlights of product developments undertaken or completed during 2001 include the following:

     * The Company introduced an upgraded version of the SWIFT (R) Spinning Wheel Integrate Force Transducer. The new version, which is a larger configuration of the SWIFT wheel force transducer originally introduced in 1998, is designed for medium and heavy weight vehicle and truck applications. The SWIFT concept has replaced time consuming and expensive instrumentation for data acquisition and testing in many vehicle development programs and, with this upgraded version, is now available to medium and heavy truck development teams.

     *    The Company introduced a nanoindentation system called Nano Indenter
          (R) XPW. This system is capable of performing nanoindentation tests on full size semiconductor wafers, up to 12 inches in diameter. Nanoindentation test systems characterize the surfaces of full size wafers for properties such as hardness and modulus of elasticity, at the nanometer level, or for as little as tens of atoms.

     * The Company introduced a friction stir welding system for advance manufacturing applications. The multi-axis system will be capable of conducting non-linear welds on complex structures while providing sufficient redundancy and documentation for weld validation and certification needed for aerospace structures. Since friction stir welding in a welding technique that occurs at a temperature below the melting point of the work piece metal, the process causes minimal component distortion and produces a highly desirable microstructure with high weld strength.

     * The Company introduced a new laser additive manufacturing system that incorporates fuzzy logic control of the process. This new system is an enhancement to the Company's previously existing multi-axis laser additive manufacturing systems. These systems use a computer-driven, high-power laser to fuse metallic powder into three-dimensional structures whose mechanical performance meets or exceeds that of comparable structures made by conventional methods, but with less waste. Benefits of the fuzzy logic controller include improved production efficiency with better "near net shape" forming.

     * The Company introduced the RPC (R) Pro Software, which is the latest evolution of MTS Remote Parameter Control ("RPC") products that support road simulation system control and general data analysis. New additions in this software release include process driven applications focused on streamlining data acquisition, data analysis and durability test operation, and new customer product evaluation capabilities.

     * The Company introduced the eTIM (TM) electronic test information management system. This product allows test laboratories to achieve major advances in productivity through superior information sharing, archiving and data management among CAE and CAT functions.

     * The Company introduced a new version of its EDM (TM) software for nonlinear, dynamic modeling. This new version expands the software's modeling abilities to automotive components that have traditionally been difficult to characterize, but are critical to developing exceptional vehicle designs, such as engine mounts and suspension bushings.

CHARACTERISTICS OF SALES

The Company's systems and products are sold and delivered throughout the world to customers in a large number of different industries, government agencies, academic and other institutions. As such, the Company is generally not dependent on any single customer or industry for a significant portion of its business.

MT&S systems range in price from less than $20,000 to over $20 million. Although important to the Company's image and technological advancements, large individual, fixed-price orders, generally considered as orders over $10 million, may produce volatility in both backlog and quarterly operating results. The majority of the customer orders received during any twelve month period is based on fixed-price quotations and, in some situations, require extensive technical communications with potential customers prior to receipt of the order. The production period for a typical system ranges from one to twelve months, depending on the complexity of the system and the availability of components in the Company's or its suppliers' inventories. The production periods for larger, more complex systems have been, in the past, up to three years and on certain large cost-plus-fixed-fee contracts, the production periods have been longer.

FA products are sold in quantity at unit prices ranging from $500 to $10,000. Production periods generally vary from several days to several months. During the past two fiscal years, revenue derived from customers located outside of the United States has exceeded 50% of the Company's net revenue, a portion of which was sold in currencies other than the U.S. dollar. During this period, shipment of the Company's products have been shipped to Europe, Japan, Asia-Pacific, Latin America and Canada. As such, the Company's foreign operations and revenue derived from customers in foreign countries may be affected by local political conditions, export licensing issues and restrictions and/or foreign currency exchange rates and restrictions.

Sales Channels: MTS markets its products using a number of sales channels. The Company sells its MT&S equipment through an employee sales network, independent sales representatives and, to a lesser extent, direct mail or catalog operation. Sales personnel are generally degreed engineers or highly skilled technicians and are specially trained to sell MT&S products and services. Employee salespersons are compensated through salary and sales incentives while independent sales representatives are paid a commission.

A list of major domestic and international sales offices for the Company's MT&S Sector include the following:

Domestic Sales Offices:

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

International Sales Offices:

       Beijing and other cities,                  Hong Kong,
         People's Republic of China                 Peoples Republic of China
       Berlin and other cities, Germany           Paris, France
       Gloucester, United Kingdom                 Seoul, South Korea
       Gothenburg, Sweden                         Tokyo and other Cities, Japan
                                                  Turin, Italy

MT&S also has sales and service representative organizations in nearly all industrialized countries of the world and in many of the developing countries of Latin America, Asia, Africa and the Middle East.

The Company offers a mail-order catalog of material testing components, accessories and products. The catalog includes products of complementary vendors and has an overall objective of reaching a broader group of customers involved in some type of mechanical testing and simulation.

The FA segment sells its products through sales channels separate from the MT&S Sector. To market products associated with this Sector, it employs a network of employees, direct sales, external domestic distributors, sales representatives and system houses. While revenue derived from customers located in foreign countries accounts for approximately 45% of this Sector's annual volume, continuing efforts are being made to continue expansion of its sales channels into other international markets.

International Operations and Export Sales: For additional information regarding the Company's operations by geographic area, see the Geographic Analysis of New Orders, included as part of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to Consolidated Financial Statements, "Business Segment Information," on pages 18 and 19 of the Company's 2001 Annual Report to Shareholders, which sections are incorporated herein by reference.

Export Licensing: During each of the three years ended September 30, 2001, the Company made various shipments to Asia, Europe and other regional areas throughout the world that required the Company to obtain export permission from the United States government. Although the Company does not undertake manufacturing on custom systems or projects until it is assured that the appropriate governmental units will grant export permission, initial design and development work may be performed on certain systems during the licensing period. Changes in political relations between the United States and foreign countries for which export licenses may be required, as well as various other factors, can adversely affect the Company's ability to complete a shipment should a previously issued license be unexpectantly withdrawn. Political activities in various regions of the world may result in dramatic changes in the export control regulations and restrictions within a relatively short period of time. In addition, the United States government maintains multilateral controls in its agreements with allies and unilateral controls based on U.S. initiatives and foreign policy that may, in certain situations, cause delays in certain of the Company's planned shipments or cause the Company to reject certain customer orders.

BACKLOG

The Company's revenue backlog, defined as firm orders from customers remaining unfilled, totaled $156.3 million, $163.0 million and $146.8 million as of September 30, 2001, 2000 and 1999, respectively. Based on anticipated production schedules and other factors, the Company believes that approximately $147.7 million of the backlog as of September 30, 2001 will become revenue during fiscal 2002. Production and other delays may occur as a result of, among other matters, technical difficulties, export licensing or other approvals, or the availability of the customers' installation site. Such delays may affect the period in which backlog is recognized as revenue.


COMPETITION

MT&S Sector -
In most situations, products manufactured by this sector are available from several other companies throughout the world, some of whom may have greater financial, technical and marketing resources than the Company. Although the Company's products are available worldwide, the intensity of competition varies by product line and by geographic area. In the United States, the Company's major competitors include, among others, Instron Corp. and

Interlachen, while in foreign markets, competition is greatest throughout Europe and in Japan where major local manufacturers are located. When competing for specific projects or orders, the customer will consider such factors, among others, as engineering excellence and capabilities, the quality and technical features of the equipment, overall responsiveness to customer needs, quality of service, and price.

Alternatively, in lieu of purchasing testing and other equipment from the Company or its competitors, companies may elect to contract with readily available testing laboratories, including those operated by certain universities and/or governmental units or they may choose to construct their own testing equipment from commercially available components.

FA Sector -
The Company competes directly with small to medium-sized specialty suppliers and also with divisions of the large companies specializing in control systems.

MANUFACTURING AND ENGINEERING

The Company conducts a significant portion of its manufacturing and engineering activities for the MT&S Sector out of its corporate headquarters and various other locations in and around the Minneapolis, MN metropolitan area. In addition, engineering, project management, final system assembly and quality testing may be performed in Berlin, Germany; Tokyo, Japan; Raleigh, North Carolina; and Ann Arbor, Michigan. Manufacturing and engineering activities for business units operating within the FA Sector occur in Raleigh, North Carolina; New Ulm, Minnesota; Horsham, Pennsylvania; and in Ludenscheid, Freiburg and Stralsund, Germany.

PATENTS AND TRADEMARKS

Although the Company's overall system business is not dependent on any single patent, license, trademark or copyright, it holds a number of patents, patent applications, licenses, trademarks and copyrights that the Company considers, in the aggregate, to constitute a valuable asset. In addition to these intellectual properties, the Company relies on its engineering and technological capabilities to maintain its overall position in the marketplace.

RESEARCH AND DEVELOPMENT

The Company does not do basic research, but does perform significant product, system and application developments. Costs associated with these development programs are expensed as incurred, and aggregated $22.5 million, $24.6 million and $27.0 million for the years ended September 30, 2001, 2000 and 1999, respectively. From time to time, the Company also undertakes "first of its kind" high-technology contracts, some of which is fully or partially customer-funded and that may include significant technological pioneering. In the aggregate, internally sponsored product development, and system or application innovations performed as part of certain customer contracts will generally approximate 10% of annual revenue.

EMPLOYEES

MTS had 2,224 employees as of September 30, 2001, including approximately 500 employees located outside the United States.

None of the Company's employees in the United States is currently covered by collective bargaining agreements. In the past, the Company has not experienced any work stoppages at any of its U. S. locations.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

A major portion of products and systems delivered to customers may consist of equipment and component parts purchased from third-party vendors. The Company attempts to promote a partnership-type relationship with its vendors with an emphasis on continuous improvement in a number of critical areas including, but not limited to, quality, performance and technological advances. The Company is dependent, in certain situations, on computing hardware and software devices and raw materials that may be available in sufficient quantities from a limited number of vendors. However, during the recent past, the Company has not experienced significant problems or issues in procuring any essential materials, parts or components needed in its production process.

Since the Company generally sells its products based on contracts that contain a fixed-price agreed upon at the time the order is accepted, fluctuations, either positively or negatively, in the cost of materials or components between the date of order through the delivery date, if not accurately forecast at an early date, may significantly impact the expected profitability of any project. Except for the effect of changes in foreign currency rates, the Company believes that such fluctuations in the cost of raw materials and components have not had a material effect on reported operating results.

ENVIRONMENTAL MATTERS

Management believes the Company's operations are in compliance with federal, state and local provisions relating to the protection of the environment.


ITEM 2.     PROPERTIES

Properties Located in the United States:

The Company's corporate headquarters and major manufacturing, assembly and research facility for several of the MT&S business units, occupying 420,000 square feet, is located on 56 acres of land in the City of Eden Prairie, Minnesota, a suburb of Minneapolis, Minnesota. Since the original plant was placed into service in 1967, six additions of various sizes, with the most recent addition being completed in 1997, have occurred. At the current time, approximately one-half of this facility is used for manufacturing and assembly, while the balance is being used as general office space.

During fiscal 2001, the Company's Automation business unit entered into an operating lease, expiring in 2011, for a newly constructed 75,000 square foot office, light manufacturing and warehousing facility in New Ulm, Minnesota, a city located approximately 65 miles southwest of Minneapolis, Minnesota. In addition, the Automation business unit entered into a 5-year lease agreement during 2001 for a 90,000 square foot office, light manufacturing and warehousing facility in Montgomeryville, Pennsylvania, a suburb of Philadelphia. The Company plans to sublease a portion of this facility to third party lessees.

MTS's Sensors business unit is located in a Company-owned 65,000 square foot combination office and light manufacturing facility near the Research Triangle Park in Cary, North Carolina, a suburb of Raleigh, North Carolina. This facility was originally constructed in 1988 and expanded in 1992.

The Company's electromechanical material testing division is located in a Company-owned facility adjacent to the MTS Sensors site in Cary, North Carolina. This 25,000 square foot office and light manufacturing facility was constructed in 1991.

MTS Noise and Vibration Division currently has an aggregate of 29,000 square feet under lease in two facilities located in Madison Heights, Michigan and Milford, Ohio. The lease agreements for these facilities terminate in 2003 and 2004 respectively.

MTS Powertrain Division occupies a 57,200 square foot Company-owned facility in Ann Arbor, Michigan, and has an additional 13,000 square feet in Ann Arbor under lease through 2004.

The Company also leases space in various other cities in the United States that serve primarily as sales and service offices. Neither the amount of leased space nor the rental obligations are significant individually or in the aggregate. The agreements pertaining to each of its leased facilities in the United States contain conventional operating lease terms.

International Facilities:

The Company has manufacturing, assembly, warehousing and/or office facilities in several European countries to support its international operations:

       Berlin, Germany - an 80,000 square foot Company-owned facility, of which a portion is leased to non-MTS entities. This facility is situated on land leased from the city government. The lease expires in 2052.

       Paris, France - a 22,000 square foot leased facility used for warehousing, servicing and office functions. The lease expires in 2009.

       Ludenschied, Germany - a 35,000 square foot leased facility located on six acres of land and used for light manufacturing and office functions. The lease expires in 2009.

       Freiburg, Germany - a 7,000 square foot office building under lease through 2006.

       Stralsund, Germany - a 7,000 square foot office and assembly facility under lease through 2006.

       The Company also leases office and general purpose space for its sales and service subsidiaries in Gloucester, United Kingdom; Gothenburg, Sweden; Turin, Italy; Seoul, South Korea; Tokyo and other cities in Japan; and Beijing and other cities in the Peoples Republic of China. No manufacturing is conducted at these locations.

The Company considers its current facilities adequate to support its operations during fiscal 2002.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the final resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders during the quarter ended September 30, 2001.

                                     PART II



ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Shares of the Company's common stock are traded on The Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "MTSC". The following table sets forth the high and low prices for the periods indicated:

            Quarter Ended                   Low *            High *
            -------------                   -----            ------

            December 31, 1999               $ 7.50           $10.63
            March 31, 2000                  $ 5.38           $ 9.59
            June 30, 2000                   $ 6.19           $ 7.88
            September 30, 2000              $ 6.00           $ 7.50
            December 31, 2000               $ 5.50           $ 7.88
            March 31, 2001                  $ 6.75           $ 9.19
            June 30, 2001                   $ 7.88           $14.60
            September 30, 2001              $10.00           $15.60

            * Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

As of November 30, 2001, there were 2,086 holders of record of the Company's $.25 par value common stock. This number may be lower than the total number of stockholders of the Company since nominees or broker dealers hold many shares of the Company's common stock for the benefit of others.

The Company has historically paid quarterly cash dividends and expects to continue such dividends in the future. During each of the past three years, the Company has paid cash dividends of $.24 per share to holders of its common stock.

Under the terms of the Company's revolving credit agreement, certain covenants require tangible net worth, as defined, to exceed a defined minimum amount and limit repurchases of its common stock to a defined maximum amount. As of September 30, 2001, tangible net worth, as defined, exceeded the minimum requirement by $32.1 million, and $26.0 million was available to the Company for repurchases of its common stock. Under its current credit agreements, the Company has the flexibility to declare and pay cash dividends, in similar amounts, during future periods.


ITEM 6.     SELECTED FINANCIAL DATA

A summary of selected financial information is presented in the "Six Year Financial Summary" on page 5 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 10 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in foreign exchange and interest rates. Additional information relative to these risks are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 and in Note 1 to Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

                         FOREIGN CURRENCY EXCHANGE RATES

Market risks from changes in foreign currency exchange rates may cause fluctuations on the translation of orders, revenue and operating results. Currency gains and losses from the settlement of foreign currency denominated transactions are reported as part of "Other expense (income), net" in the Consolidated Statements of Income located in the 2001 Annual Report to Shareholders and incorporated herein by reference. The following table illustrates the impact of such market risks on the above financial items for the respective years:

                                                  (expressed in thousands)
------------------------------------------- ----------- ----------- -----------
                                                2001        2000        1999
------------------------------------------- ----------- ----------- -----------
Decrease from currency translation on -
------------------------------------------- ----------- ----------- -----------
   New orders                                $(11,640)   $(2,324)    $(10,838)
------------------------------------------- ----------- ----------- -----------
   Net revenue                                (13,247)    (3,924)      (6,704)
------------------------------------------- ----------- ----------- -----------
   Net income                                    (930)      (111)        (236)
------------------------------------------- ----------- ----------- -----------

------------------------------------------- ----------- ----------- -----------
Transaction gain (loss) included in
------------------------------------------- ----------- ----------- -----------
  "Other expense (income), net"              $  1,073    $  (538)    $   (375)
------------------------------------------- ----------- ----------- -----------


The Company regularly assesses these risks and employs certain practices to protect against possible adverse effects of these and other potential exposures. To manage the risk arising from exposure to changes in foreign currency exchange rates, the Company, when deemed appropriate, enters into forward contracts. The Company is principally exposed to movements in the rates of foreign currencies related to non-U.S. dollar denominated assets and uncertainty related to future revenue that is denominated in foreign currencies. The Company's foreign currency exposures include contracts currently in revenue backlog and unbilled receivables where the Company will ultimately be paid in, among other currencies, the Euro, Japanese Yen or British Pound. A hypothetical 10% appreciation in foreign currency exchange rates against the U.S. dollar, assuming all other variables are held constant, would result in a decrease in future revenues and asset balances of approximately $3.9 million. A hypothetical 10% depreciation in foreign currency exchange rates against the U.S. dollar, assuming all other variables are held constant, would result in an increase to future revenues and asset balances of approximately $3.4 million.

                                 INTEREST RATES

The Company experiences interest rate risk on its fixed and variable rate indebtedness and manage such risk, part, by balancing the amount of variable and fixed rate debt outstanding. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact operating earnings. In contrast, interest rate risk on variable rate debt generally does not affect the fair market value of such debt, but may impact future operating results and cash flows.

At September 30, 2001, the Company had fixed rate debt of $53.9 million and variable rate debt of $5.0 million. Assuming all other factors (including, but not limited to, foreign exchange rates) remain constant, a hypothetical increase in interest rates of 100 basis points would result in the unrealized fair market value of the Company's fixed rate debt to decline by approximately $0.7 million while the impact on the Company's variable rate debt would reduce operating results before income taxes and increase cash requirements over the next twelve months by approximately $50,000.

FORWARD LOOKING STATEMENTS

Statements included or incorporated by reference in this Form 10-K (including the 2001 Annual Report to Shareholders) and in the Company's press releases and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement:

       (i) With regard to the Company's new product developments, there may be uncertainties currently unknown to the Company concerning the expected results. In addition, the Company may not be aware of the introduction of new products or product enhancements by its competitors.

       (ii) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.

       (iii) Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates.

       (iv) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly operating results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.

       (v) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

       (vi) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors. For certain of the Company's products, customers may also contract with testing laboratories or construct their own testing equipment, purchasing commercially available components. Factors that may influence a customer's decision include price, service or required level of technology.

       (vii) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

       (viii) The Company's short-term borrowings carry interest rate risk that is generally related to either LIBOR or the prime rate. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of the debt.


The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Report of Independent Public Accountants, Quarterly Financial Information (unaudited), and Six Year Financial Summary (unaudited) included in the Company's 2001 Annual Report to Shareholders on pages 11-26 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Executive Officers of the Registrant on the date of this report are:

Name and Age                    Position                       Officer Since
------------                    --------                       -------------

S. W. Emery, Jr. (55)           Chairman, President and           1998
                                  Chief Executive Officer
S. E. Knight (46)               Vice President and                2001
                                  Chief Financial Officer
S. M. Cohoon (47)               Vice President                    1996
K. D. Donaldson, Jr. (49)       Vice President                    2000
J. M. Egerdal (50)              Vice President                    1996
L. B. Hamilton (40)             Vice President                    2000
D. G. Krantz (46)               Vice President                    2000
K. M. Staby (55)                Vice President                    2000
M. G. Togneri (64)              Vice President                    1991


Executive Officers serve at the discretion of and are elected annually by the Company's Board of Directors. Business experience of the Executive Officers (consisting of positions with the Company, unless otherwise indicated) for the last five years, at a minimum, is as follows:

         Officer                                Business Experience
         -------                                -------------------

         S. W. Emery, Jr.           Chairman since January 1999. President and
                                    Chief Executive Officer since March 17,
                                    1998. Various management and executive
                                    positions with Honeywell International from
                                    1985 to 1997 (Area Vice President, Western and Southern Europe from 1994 to 1997; Group
                                    Vice President, Military Avionics Systems from 1989 to 1994; Vice President and
                                    General Manager, Space Systems Division from
                                    1988 to 1989; Vice President Operations,
                                    Process Controls Division from 1985 to 1988)

         S. E. Knight               Vice President and Chief Financial Officer
                                    since October 2001. Prior thereto, various management and executive positions with
                                    Honeywell International from 1977 to 2001
                                    (Chief Financial Officer of the Home and
                                    Building Control global business unit from 2000 to 2001; Chief Financial Officer of the
                                    North American Home and Building Control business unit from 1995 to 2000 and prior to 1995, held various other management positions including corporate director of
                                    Financial Planning and Analysis.)

         S. M. Cohoon               Vice President of Integrated Vehicles
                                    Dynamics Division since 1996. Prior thereto, various engineering and management positions at General Motors Corporation.

         Officer                                Business Experience
         -------                                -------------------

         K. H. Donaldson, Jr.       Vice President, Noise and Vibration Business
                                    Unit since November 2001. Vice President of
                                    Strategic Planning and Product Development since 2000. Sales engineer in the Aerospace
                                    Division from 1995 to 2000.

         J. M. Egerdal              Vice President, MTS Services and Support
                                    Division since 1997. Vice President, North
                                    American Sales from 1996 to 1997. Regional
                                    Sales and Service Management from 1988 to
                                    1996.

         L. B. Hamilton             Vice President, Material Testing and
                                    Aerospace Divisions since 2000. Director of
                                    Re-engineering from 1999 to 2000. Prior
                                    thereto, Vice President of Anatomic
                                    Pathology Business for Quest Diagnostics, (a division of Corning, Inc.) from 1997 to 1999. Executive Director Revenue Services,
                                    Quest Diagnostics from 1995 to 1997.

         D. G. Krantz               Vice President of Advanced Engineering
                                    Solutions Division since 2000. Program
                                    manager, Advanced Systems from 1995 to 2000.

         K. M. Staby                Vice President of Human Resources since
                                    2000. Prior thereto, various management
                                    positions at Medtronic, Inc. from 1974 to 1999 (Vice President, Human Resources for
                                    Cardiac Rhythm Management from 1991 to 1999 and for Worldwide Distribution from 1989 to
                                    1991).

         M.G. Togneri               Vice President of Automation Division since
                                    November 2001. Vice President of Sensors
                                    Division since 1998. Vice President of
                                    Factory Automation Sector from 1991 to 1997.
                                    Prior thereto, Vice President at Square D
                                    Corporation and General Manager of Crisp
                                    Automation.


(c) Information with respect to the directors of the Registrant, including business experience, can be found in the Registrant's Proxy Statement, a definitive copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.

(c) There are no family relationships between and among directors or officers.

(c) Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on January 29, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on January 29, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on January 29, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            The following documents are filed as part of this report:

            (a)   Financial Statements:

            See accompanying Index to Financial Statements on Page F-1.

            (b)   Reports on Form 8-K: None.

            (c)   Exhibits:

                  3.a Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a. of Form 10-K for the year ended September 30, 1996.

                  3.b Restated Bylaws, reflecting amendments through May 26, 1998, incorporated by reference from Exhibit 3.b. of Form 10-K for the year ended September 30, 1998.

                  10.a  Management Variable Compensation Plan, dated October
                        2001.

                  10.c 1987 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.c. of the Registrant's Form 10-K filed for the year ended September 30, 1996.

                  10.d 1990 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.d. of the Registrant's Form 10-K filed for the year ended September 30, 1996.

                  10.e 1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e. of the Registrant's Form 10-K filed for the year ended September 30, 1996.

                  10.f 1997 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.p. of the Registrant's Form 10-K filed for the year ended September 30, 1999.

                  10.h Severance Agreement, dated May 1, 1990, between the Registrant and Werner Ongyert, incorporated herein by reference to Exhibit 10.m. of the Registrant's Form 10-K filed for the year ended September 30, 1990.

                  10.i Severance Agreement, dated March 27, 1998, between the Registrant and Keith D. Zell, as amended, incorporated herein by reference to Exhibit 10.m. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.j Severance Agreement, dated March 24, 1998, between the Registrant and Mauro G. Togneri, as amended, incorporated herein by reference to Exhibit 10.n. of the Registrant's Form 10-K for the year ended September 30, 1998.

                  10.k 1992 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4(a) of the Registrant's Form S-8, File No. 33-45386.

                  10.l Severance Agreement, dated March 18, 1998, between the Registrant and Steven M. Cohoon, as amended, incorporated herein by reference to Exhibit 10.q. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.m Severance Agreement, dated March 16, 1998, between the Registrant and Sidney W. Emery, Jr., incorporated herein by reference to Exhibit 10.r. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.n Change in Control Agreement, dated March 16, 1998, between the Registrant and Sidney W. Emery, Jr., incorporated herein by reference to Exhibit 10.s. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.o Change in Control Agreement, dated March 27, 1998, between the Registrant and Keith D. Zell incorporated herein by reference to Exhibit 10.t. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.p Change in Control Agreement, dated March 24, 1998, between the Registrant and Mauro G. Togneri incorporated herein by reference to Exhibit 10.v. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.q Change in Control Agreement, dated March 18, 1999, between the Registrant and Steven M. Cohoon incorporated herein by reference to Exhibit 10.z. of the Registrant's Form 10-K for the fiscal year ended September 30, 1999.

                  10.r Severance Agreement, dated March 13, 1998, between the Registrant and William G. Anderson incorporated herein by reference to Exhibit 10.aa. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.s Severance Agreement, dated March 14, 1998, between the Registrant and James M. Egerdal incorporated herein by reference to Exhibit 10.ab. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.t Change in Control Agreement, dated March 14, 1998, between the Registrant and James M. Egerdal incorporated herein by reference to Exhibit 10.ad. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

                  10.u Severance Agreement dated January 3, 2000, between the Registrant and Kathleen M. Staby incorporated herein by reference to Exhibit 10.x. of the Registrant's Form 10-K filed for the year ended September 30, 2000.

                  10.v Change in Control Agreement, dated January 3, 2000, between the Registrant and Kathleen M. Staby incorporated herein by reference to Exhibit 10.y. of the Registrant's Form 10-K filed for the year ended September 30, 2000.

                  10.w Change in Control Agreement, dated June 1, 2001, between the Registrant and Donald G. Krantz.

                  10.x Change in Control Agreement, dated June 18, 2001, between the Registrant and Laura B. Hamilton.

                  10.y Change in Control Agreement, dated June 25, 2001, between the Registrant and Kelly H. Donaldson.

                  10.z Change in Control Agreement, dated October 22, 2001, between the Registrant and Susan E. Knight.

                  13. Annual Report to Stockholders for the year ended September 30, 2001.

                  21.   Subsidiaries of the Registrant.

                  23.   Consent of Independent Public Accountants.


            (d)   Financial Statement Schedules:

            See accompanying Index to Financial Statements on page F-1.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MTS SYSTEMS CORPORATION

                                    By:  /s/ Sidney W. Emery, Jr.
                                         ---------------------------------------
                                         Sidney W. Emery Jr.
                                         Chairman, President and Chief Executive
                                         Officer

Date:  December 20, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

           Signatures             Title                          Date
           ----------             -----                          ----

 /s/ Sidney W. Emery, Jr.         Chairman,                    December 20, 2001
-----------------------------     President and
  Sidney W. Emery Jr.             Chief Executive Officer


 /s/ Susan E. Knight              Vice President and           December 20, 2001
-----------------------------     Chief Financial Officer
  Susan E. Knight


 /s/ Charles A. Brickman          Director                     December 20, 2001
-----------------------------
  Charles A. Brickman


 /s/ Jean Lou Chameau             Director                     December 20, 2001
-----------------------------
  Jean Lou Chameau


 /s/ Bobby I. Griffin             Director                     December 20, 2001
-----------------------------
  Bobby I. Griffin


 /s/ Brendan Hegarty              Director                     December 20, 2001
-----------------------------
  Brendan Hegarty


 /s/ Bruce Hertzke                Director                     December 20, 2001
-----------------------------
  Bruce Hertzke


 /s/ Barb J. Samardzich           Director                     December 20, 2001
-----------------------------
  Barb J. Samardzich


 /s/ Linda Hall Whitman           Director                     December 20, 2001
-----------------------------
  Linda Hall Whitman

                    MTS Systems Corporation and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS


A.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 2001 Annual Report to Shareholders, which are incorporated by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                                 Annual
                                                                 Report     10-K
                                                                  Page      Page
                                                                  ----      ----

         Quarterly Financial Information (Unaudited)                11       ---

         Consolidated Balance Sheets - September 30, 2001
         and 2000                                                   12       ---

         Consolidated Statements of Income and Shareholders'
         Investment for the Years Ended September 30, 2001,
         2000 and1999                                               13       ---

         Consolidated Statements of Cash Flows for the
         Years Ended September 30, 2001, 2000 and 1999              14       ---

         Notes to Consolidated Financial Statements                 15       ---

         Report of Independent Public Accountants                   26       ---

B.        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                 ---       F-3


C.        FINANCIAL STATEMENT SCHEDULES

             Schedule                Description
             --------                -----------

               II      Summary of Consolidated Allowances
                       For Doubtful Accounts, Inventory and
                       Restructuring Reserves                      ---       F-4

                       All schedules except the one listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MTS Systems Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in MTS Systems Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 15, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule (page F-4) listed as a part of Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen LLP

Minneapolis, Minnesota,
November 15, 2001

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

           FOR DOUBTFUL ACCOUNTS, INVENTORY AND RESTRUCTURING RESERVES

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                 (In Thousands)


                      Balance                         Amounts          Balance
                      Beginning                       Written-Off/     End of
                      of Year         Provisions      Payments         Year
                      -----------     ----------      ---------        -------


Allowance for Doubtful Accounts:
--------------------------------

2001                   $2,255             $992            $(538)         $2,709

2000                    2,232              645             (622)          2,255

1999                    2,285              544             (597)          2,232


Inventory Reserves:
-------------------

2001                   $3,726           $4,132          $(2,591)         $5,267

2000                    3,067            1,500             (841)          3,726

1999                    2,020            1,370             (323)          3,067


Restructuring Reserves:
-----------------------

2001                   $1,120           $    -          $(1,120)         $   --

2000                    3,231            1,210           (3,321)          1,120

1999                       --            5,711           (2,480)          3,231