Form 10-Q
period 2001-12-31
MTS SYSTEMS CORP
filed 2002-02-14
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended December 31, 2001

                                       or

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

                          _X_  Yes               ___ No


The number of shares outstanding of the Registrant's common stock as of January 30, 2002 was 21,085,600 shares.


--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 as of December 31, 2001 and September 30, 2001              2

                 Consolidated Statements of Income for the
                 Three Months Ended December 31, 2001 and 2000               3

                 Consolidated Statements of Cash Flows
                 For the Three Months Ended December 31, 2001 and 2000       4

                 Notes to Condensed Consolidated Financial Statements       5-8

         Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition             9-12

         Item 3. Qualitative and Quantitative Disclosures About
                 Market Risks                                               12



PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           13


         Signatures                                                         14

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)


                                                           December 31     September 30
                     ASSETS                                   2001             2001
                                                            ---------       ---------
Current Assets:
  Cash and cash equivalents                                 $  33,611       $  17,515
  Accounts receivable, net                                     84,739          97,661
  Unbilled contracts and retainage receivable                  45,039          45,287
  Inventories                                                  62,447          63,381
  Prepaid expenses                                              7,364           6,405
                                                            ---------       ---------
    Total current assets                                      233,200         230,249
                                                            ---------       ---------

Property and Equipment:
  Land                                                          3,247           3,247
  Buildings and improvements                                   46,095          45,785
  Machinery and equipment                                     107,457         110,419
  Accumulated depreciation                                    (90,301)        (90,558)
                                                            ---------       ---------
    Total property and equipment, net                          66,498          68,893

Other Assets                                                   32,561          32,617
                                                            ---------       ---------

                                                            $ 332,259       $ 331,759
                                                            =========       =========

    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                    $     384       $     428
  Current maturities of long-term debt                          5,361           5,260
  Accounts payable                                             13,122          16,672
  Accrued compensation and benefits                            27,802          33,661
  Advance billings to customers                                35,613          26,572
  Other accrued liabilities                                    24,444          22,480
                                                            ---------       ---------
    Total current liabilities                                 106,726         105,073

Deferred Income Taxes                                           5,843           5,947
Long-Term Debt, net of current maturities                      53,143          53,617
                                                            ---------       ---------


Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 21,043,971 and 21,031,467shares issued
    and outstanding                                             5,261           5,258
  Additional paid-in capital                                    9,031           8,946
  Retained earnings                                           155,411         154,159
  Accumulated other comprehensive loss                         (3,156)         (1,241)
                                                            ---------       ---------
    Total shareholders' investment                            166,547         167,122
                                                            ---------       ---------

                                                            $ 332,259       $ 331,759
                                                            =========       =========

          The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
          (unaudited - in thousands of dollars, except per share data)


                                                       Three Months Ended
                                                          December 31
                                                      --------------------
                                                       2001         2000
                                                     --------     --------

Net revenue                                          $ 84,768     $ 91,563
Cost of revenue                                        54,447       59,612
                                                     --------     --------
      Gross profit                                     30,321       31,951
                                                     --------     --------

Operating expenses:
  Selling                                              14,026       14,080
  General and administrative                            6,707        8,444
  Research and development                              5,102        5,088
                                                     --------     --------
      Total operating expenses                         25,835       27,612
                                                     --------     --------

      Income from operations                            4,486        4,339

Interest expense                                        1,153        1,489
Interest income                                          (137)        (106)
Other (income) expense, net                               (62)         190
                                                     --------     --------

      Income before income taxes                        3,532        2,766
      Provision for income taxes                        1,351        1,068
                                                     --------     --------

      Income before cumulative effect of
      accounting change                                 2,181        1,698
      Cumulative effect of accounting change,
      net of taxes                                         --       (2,263)
                                                     --------     --------

      Net income (loss)                              $  2,181     $   (565)
                                                     =====================

Earnings per share:
  Basic-
    Before cumulative effect of accounting change    $   0.10     $   0.08
    Cumulative effect of accounting change, net            --        (0.11)
                                                     --------     --------
    Net income (loss)                                $   0.10     $  (0.03)
                                                     ========     ========
Weighted average number of common shares
outstanding - basic                                    21,031       20,721
                                                     =====================

Earnings per share:
  Diluted-
    Before cumulative effect of accounting change    $   0.10     $   0.08
    Cumulative effect of accounting change, net            --        (0.11)
                                                     --------     --------
    Net income (loss)                                $   0.10     $  (0.03)
                                                     ========     ========
Weighted average number of common shares
outstanding - diluted                                  21,402       20,768
                                                     =====================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Consolidated Statements of Cash Flows
                          (unaudited - in thousands of dollars)

                                                                  Three Months Ended
                                                                     December 31
                                                            -------------------------------
                                                                2001             2000
                                                            --------------   --------------
Operating Activities:
  Net income (loss)                                             $  2,181     $   (565)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                2,867        3,990
      Deferred income taxes                                          (37)          --
      Bad debt provision                                             260          154
      Inventory provision                                          2,208        2,364

  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables         9,639       20,817
    Inventories                                                   (2,301)     (15,464)
    Prepaid expenses                                              (1,115)      (1,207)
    Accounts payable                                              (3,379)      (5,383)
    Accrued compensation and benefits                             (7,145)          22
    Advance billings to customers                                  9,774        5,548
    Accrued warranty costs                                           181          (26)
    Other current liabilities                                      4,550       (2,186)
                                                                --------     --------
            Net cash provided by operating activities             17,683        8,064
                                                                --------     --------

Investing Activities:
    Additions to property and equipment                           (1,107)      (1,810)
    Other assets                                                     582         (375)
                                                                --------     --------
          Net cash used in investing activities                     (525)      (2,185)
                                                                --------     --------

Financing Activities:
    Net borrowings (repayments) under notes payable to banks          --        2,400
    Proceeds from issuance of long-term debt                          --          423
    Repayments of long-term debt                                     (71)        (159)
    Dividends paid                                                (1,263)      (1,239)
    Proceeds from issuance of stock under employee stock
         option and stock purchase plans                             108            7
    Repurchases of common stock                                      (20)        (359)
                                                                --------     --------
          Net cash (used) provided by financing activities        (1,246)       1,073
                                                                --------     --------

Effect of exchange rate changes on cash                              184         (107)
                                                                --------     --------

          Net increase in cash and cash equivalents               16,096        6,845

Cash and cash equivalents, at beginning of period                 17,515        8,211
                                                                --------     --------
Cash and cash equivalents, at end of period                     $ 33,611     $ 15,056
                                                                ========     ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                   $    782     $    854
     Income taxes                                               $  2,399     $  3,638
                                                                ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and it's wholly and majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the SEC.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income or cash flows.

Revenue Recognition:

The Company implemented Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", in the fourth quarter of fiscal 2001 and applied it retroactively to the beginning of fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.3 million (net of income taxes of $1.4 million), or $0.11 per diluted share, which has been accounted for as a charge to the financial results for the first quarter of fiscal 2001. The effect of the change as compared to the revenue recognition policy previously followed in accounting for revenue recognition on the quarter ended December 31, 2000, was to increase net revenue by $6.6 million and increase income before cumulative effect of the accounting change, net of taxes, by $1.4 million, or $0.07 per diluted share. The effect of the change for the total fiscal year of 2001 was to increase revenue by $4.9 million and to increase income before cumulative effect of the accounting change, net of taxes, by $0.9 million, or $0.04 per diluted share.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, Business Combinations," ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company's amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standards. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending September 30, 2002. The Company's annual goodwill amortization was approximately $3.0 million, which ceased effective October 1, 2001 upon adoption of the new rules. The Company is currently evaluating the impairment testing provisions of SFAS No. 142 and has not yet determined the effect of SFAS No. 142 on its consolidated financial position and results of operations. Should impairment be determined to exist, the Company will record that impairment as a change of accounting principle and restate its first quarter and year-to-date results.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     The following tables set forth proforma net income and earnings per share (in thousands except per share amounts):

                                                                   Three Months Ended
                                                                      December-31
                                                                   2001         2000
                                                                ---------------------
                                                              (in thousands of dollars)
Net income (loss) as reported                                   $   2,181   $    (565)
Add back: Goodwill amortization, net of tax                            --         329
                                                                ---------   ---------
  Adjusted net income (loss)                                    $   2,181   $    (236)
                                                                =========   =========


Earnings (loss) per share as reported (Basic and Diluted)       $    0.10   $   (0.03)
Goodwill amortization                                                  --        0.02
                                                                ---------   ---------
  Adjusted earnings (loss) per share (Basic and Diluted)        $    0.10   $    (.01)
                                                                =========   =========

3. EARNINGS (LOSS) PER COMMON SHARE

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

                                               Three Months Ended
                                           December 31    December 31
                                               2001          2000
---------------------------------------------------------------------
(in thousands, except per share data)

Income before cumulative effect                2,181         1,698
   of accouting change
Cumulative effect of accounting change            --        (2,263)
Net income (loss) available
   to common shareholders                   $  2,181      $   (565)
                                            ========      ========

Weighted average
   common shares outstanding                  21,031        20,721

Dilutive potential
   common shares                                 371            47
------------------------------------------------------------------

Total diluted common shares                   21,402        20,768
------------------------------------------------------------------
Basic net income (loss)
   per share                                $   0.10      $  (0.03)
Diluted net income (loss)
   per share                                $   0.10      $  (0.03)
=====================================================================

4. COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during the applicable periods resulting from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments, the unrealized gain or loss on investment and the net effect of accumulated hedging activity. Comprehensive income (loss) was $1.6 million and ($1.3) million for the three months ended December 31, 2001 and 2000, respectively.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5. BUSINESS SEGMENT INFORMATION

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2001 Annual Report on Form 10-K. In evaluating each segment's performance, management focuses primarily on income from operations and return on asset employed. This measurement excludes special charges (e.g. restructuring charges, acquisition expenses, etc.), interest income and expense, income taxes and other non-operating-type items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment is as follows:

                                                    Three Months Ended
                                                        December-31
                                                     2001          2000
                                                ------------- -------------
                                                (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation                 $ 67,887      $ 70,847
  Factory Automation                                  16,881        20,716
                                                ------------- -------------
     Total net revenue                              $ 84,768      $ 91,563
                                                ============= =============

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation                  $ 6,417       $ 2,264
  Factory Automatiom                                  (1,931)        2,075
                                                ------------- -------------
      Total income from operations                   $ 4,486       $ 4,339
                                                ============= =============

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The transition adjustment recorded upon adoption of SFAS No. 133 was not material to the Company's overall financial position and results of operations.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

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

As of December 31, 2001, the net accumulated derivative gain included in Accumulated Other Comprehensive Income was $0.1 million. The maximum maturity date of any cash flow hedge was 1.3 years. Based on the status of the cash flow hedges as of December 31, 2001, net gains of approximately $0.1 million that are currently reflected in Accumulated Other Comprehensive Income would be available for reclassification into Other (Income) Expense during the next twelve months. During the quarter ended December 31, 2001, gains or losses associated with ineffective hedges were immaterial.

                             MTS SYSTEMS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED DECEMBER 31, 2001 ("FIRST QUARTER OF FISCAL 2002") COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000 ("FIRST QUARTER OF FISCAL 2001")

New orders from customers during First Quarter of Fiscal 2002 aggregated $96.9 million, a decrease of 6.9% compared to customer orders of $104.1 million booked during First Quarter of Fiscal 2001.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $81.8 million, a decrease of 0.7% compared to customer orders of $82.4 million for First Quarter of Fiscal 2001. The MT&S segment accounted for 84.4% of total Company orders, compared to 79.2% for the First Quarter of Fiscal 2001. The company experienced softness in the automotive business offset by positive growth in the aerospace and custom project businesses. Significant bookings included full--scale structural testing equipment for the Japanese US-1A search and rescue aircraft, validation equipment for the Formula 1 automotive racing market, and multiple orders for seismic equipment for U.S. research institutions.

Orders for the Factory Automation ("FA") segment decreased to $15.1 million for First Quarter of Fiscal 2002 from $21.7 million for First Quarter of Fiscal 2001, down 30.7%. The decline in orders was the result of general worldwide weakness in the automotive, semiconductor and industrial markets. The FA segment accounted for 15.6% of total Company orders during First Quarter of Fiscal 2002, compared to 20.8% in First Quarter of Fiscal 2001.

Backlog of undelivered orders at December 31, 2001 was $168 million, an increase of 7.7% from the backlog of $156 million as of September 30, 2001 and a decrease of 10.6% from the backlog of $188 million at December 31, 2000.


RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001

NET REVENUE for First Quarter of Fiscal 2002 was $84.8 million, a decrease of $6.8 million, or 7.4%, compared to First Quarter of Fiscal 2001. The decrease in net revenue was principally due to the slowdown in automotive-related business. The continued weakness in the North American automotive business had a negative effect for both the MT&S and the FA sectors. Part of the weakness in the automotive market was offset by the strength in the aerospace and academia/government markets. Revenue from foreign customers for First Quarter of Fiscal 2002 represented 52.9% of total revenues, compared to 49.8% for First Quarter of Fiscal 2001. Growth in the European and Japanese markets of 25 percent and 11 percent, respectively, partially offset the decline in North American revenue of 13 percent.

GROSS PROFIT for First Quarter of Fiscal 2002 decreased to $30.3 million, down 5.3%, compared to gross profit of $32.0 million for First Quarter of Fiscal 2001. Gross profit, as a percentage of revenue, was 35.8% for First Quarter of Fiscal 2002, up from the 34.9% reported for First Quarter of Fiscal 2001. The gross margin for the MT&S sector was 37.7% for First Quarter of Fiscal 2002, up 4.2%, compared to First Quarter of Fiscal 2001. The increase was primarily the result of internal operating improvements. Operating earnings increased significantly from $2.3 million to $6.4 million. The FA sector declined to 27.9% for First Quarter of Fiscal 2002, as compared to 39.7% for First Quarter of Fiscal 2001. The decrease was primarily the result of a reduction in sales volume and a $1.65 million charge for slow moving inventory write-downs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

RESULTS OF OPERATIONS (CONTINUED)


FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001
(CONTINUED)

SELLING EXPENSES decreased to $14.0 million for First Quarter of Fiscal 2002, or 0.7%, from $14.1 million for First Quarter of Fiscal 2001. Selling expense, as a percentage of revenue, increased to 16.5% for First Quarter of Fiscal 2002, compared to 15.4% for First Quarter of Fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $6.7 million for First Quarter of Fiscal 2002, a decrease of 20.2%, compared to $8.4 million for First Quarter of Fiscal 2001. The decrease in the overall expense was partially due to implementation of FASB 142, which eliminated goodwill amortization starting October 1, 2001. See Note 2 to Consolidated Financial Statements for additional information. While general and administrative expenses, as a percentage of revenue, decreased by 1.3 % (7.9% for First Quarter of Fiscal 2002, compared to 9.2% for First Quarter of Fiscal 2001), spending in this area decreased primarily as the result of the Company's cost reduction and productivity initiatives that were implemented last year.

RESEARCH AND DEVELOPMENT EXPENSES aggregated $5.1 million, relatively unchanged, compared to the First Quarter of Fiscal 2001. Research and development expenses, as a percentage of revenue, increased to 6.0% for First Quarter of Fiscal 2002, compared to 5.6% for First Quarter of Fiscal 2001.

INTEREST EXPENSE decreased to $1.2 million for First Quarter of Fiscal 2002, compared to $1.5 million for First Quarter of Fiscal 2001. This decrease was primarily the result of lower average borrowings under its bank line of credit. Interest expense, as a percentage of revenue, decreased to 1.4% for First Quarter of Fiscal 2002, compared to 1.6% for First Quarter of Fiscal 2001.

INTEREST INCOME remained stable at $0.1 million for First Quarter of Fiscal 2002, compared to the same amount for First Quarter of Fiscal 2001. Interest income for First Quarter of Fiscal 2002 consisted principally of earnings on short-term investments of excess cash funds. Interest income for First Quarter of Fiscal 2001 included interest received as part of certain refunds of prior years' federal income taxes.

OTHER (INCOME) AND EXPENSE for First Quarter of Fiscal 2002 primarily reflect a gain on foreign currency translation of $(0.1) million. Conversely, the other (income) expense for First Quarter of Fiscal 2001 consisted primarily of a loss on foreign currency translation of $0.2 million.

NET INCOME increased to $2.2 million for First Quarter of Fiscal 2002, compared to a loss of $0.6 million for First Quarter of Fiscal 2001 primarily as the result of the application of SAB 101, which affects the timing of revenue recognition. See Note 1 to Consolidated Financial Statements for additional information. Net income, as a percentage of revenue, increased to 2.6% for First Quarter of Fiscal 2002, compared to (0.6%) for First Quarter of Fiscal 2001. The effective tax rate for First Quarter of Fiscal 2002 was 38.2%, compared to 38.6% for First Quarter of Fiscal 2001. The slight decrease in the overall effective tax rate was due to a more balanced mix of operating earnings from domestic and foreign locations as compared to First Quarter of Fiscal 2001, resulting in the offset of higher foreign tax rates with federal and state tax rates in the United States.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $17.7 million during the First Quarter of Fiscal 2002, compared to cash provided of $8.1 million during the First Quarter of Fiscal 2001. The increase in cash provided by operating activities during the First Quarter of Fiscal 2002 resulted primarily from improved operating results, the reduction in accounts receivables of $9.6 million and the increase in advance billings to customers of $9.8 million. These increases in available cash were partially offset during the First Quarter of Fiscal 2002 by an increase in inventory of $2.3 million and the decrease in trade accounts payable of $3.4 million.

CASH FLOWS FROM INVESTING ACTIVITIES required cash usage of $0.5 million during the First Quarter of Fiscal 2002, compared with $2.2 million in the First Quarter of Fiscal 2001. Cash was principally used during each of the periods for additions to property and equipment. Capital expenditures for Fiscal 2002 are expected to aggregate approximately $8 million. The Company expects these expenditures to be funded primarily from internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $1.3 million during the First Quarter of Fiscal 2002, compared to cash provided of $1.1 million for the First Quarter of Fiscal 2001. During the First Three Months of Fiscal 2002, the Company's increased cash flows from operating activities allowed it to internally fund its capital expenditures, dividend payments, and purchases of treasury stock.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At December 31, 2001, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance on-going operations, allow for the investment in opportunities to internally grow its business and to make selected strategic acquisitions.

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


OTHER MATTERS(CONTINUED)

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there may be uncertainties currently unknown to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays for certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

The forgoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders and Form 10-K for Fiscal 2001 filed with the Securities and Exchange Commission. This information remains current and is incorporated herein by reference.

                         PART II-------OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         The following are submitted as part of this report.

         Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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




Dated: February 14, 2002