Form 10-Q
period 2002-03-31
MTS SYSTEMS CORP
filed 2002-05-15
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2002

                                       or

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

                           _X_  Yes         ___ No


The number of shares outstanding of the Registrant's common stock as of May 10, 2002 was 21,050,846 shares.


--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


       Item 1. Financial Statements (unaudited)

                Consolidated Balance Sheets
                as of March 31, 2002 and September 30, 2001                  2

                Consolidated Statements of Income
                For the Three and Six Months Ended March 31, 2002 and 2001   3

                Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 2002 and 2001             4

                Notes to Condensed Consolidated Financial Statements        5-8

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition               9-13

       Item 3. Qualitative and Quantitative Disclosures About
               Market Risks                                                 14



PART II - OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders          15

       Item 5. Report on Form 8-K                                           15


       Signatures                                                           16

       Exhibit                                                              17

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)

                                                            March 31       September 30
                         ASSETS                               2002             2001
                                                          ------------     ------------
Current Assets:
  Cash and cash equivalents                               $     54,137     $     17,515
  Accounts receivable, net                                      75,836           97,661
  Unbilled contracts and retainage receivable                   33,920           45,287
  Inventories                                                   45,679           63,381
  Prepaid expenses                                               8,346            6,405
                                                          ------------     ------------
    Total current assets                                       217,917          230,249
                                                          ------------     ------------

Property and Equipment:
  Land                                                           3,247            3,247
  Buildings and improvements                                    46,523           45,785
  Machinery and equipment                                       91,716          110,419
  Accumulated depreciation                                     (80,121)         (90,558)
                                                          ------------     ------------
    Total property and equipment, net                           61,365           68,893

Other Assets                                                    30,080           32,617
                                                          ------------     ------------

                                                          $    309,362     $    331,759
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                  $        380     $        428
  Current maturities of long-term debt                           5,299            5,260
  Accounts payable                                              16,418           16,672
  Accrued compensation and benefits                             23,479           33,661
  Advance billings to customers                                 25,650           26,572
  Other accrued liabilities                                     15,791           22,480
                                                          ------------     ------------
    Total current liabilities                                   87,019          105,073

Deferred Income Taxes                                            5,846            5,947
Long-Term Debt, net of current maturities                       52,978           53,617
                                                          ------------     ------------


Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 21,061,719 and 21,031,467 shares issued
    and outstanding                                              5,265            5,258
  Additional paid-in capital                                     8,762            8,946
  Retained earnings                                            152,955          154,159
  Accumulated other comprehensive loss                          (3,463)          (1,241)
                                                          ------------     ------------
    Total shareholders' investment                             163,519          167,122
                                                          ------------     ------------

                                                          $    309,362     $    331,759
                                                          ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
                      (unaudited - in thousands of dollars,
                         except earnings per share data)

                                                       For The Three Months Ended         For The Six Months Ended
                                                                March 31                          March 31
                                                         2002             2001             2002             2001
                                                         ----             ----             ----             ----
Net revenue                                          $     92,030     $     98,272     $    176,798     $    189,835
Cost of revenue                                            70,211           62,672          124,658          122,283
                                                     ------------     ------------     ------------     ------------
Gross profit                                               21,819           35,600           52,140           67,552
                                                     ------------     ------------     ------------     ------------
Operating expenses:
  Selling                                                  13,532           14,223           27,558           28,303
  General and administrative                                5,949            8,255           12,655           16,699
  Research and development                                  5,504            5,776           10,607           10,864
                                                     ------------     ------------     ------------     ------------
      Total operating expenses                             24,985           28,254           50,820           55,865
                                                     ------------     ------------     ------------     ------------
  Income (loss) from operations                            (3,166)           7,345            1,320           11,687

Interest expense                                            1,043            1,544            2,196            3,033
Interest income                                              (168)            (145)            (305)            (251)
Other income, net                                          (2,134)            (461)          (2,197)            (268)
                                                     ------------     ------------     ------------     ------------
      Income (loss) before income taxes                    (1,907)           6,407            1,626            9,173
      Provision (benefit) for income taxes                   (729)           2,554              622            3,622
                                                     ------------     ------------     ------------     ------------
      Income (loss) before cumulative effect of
      accounting change                                    (1,178)           3,853            1,004            5,551
      Cumulative effect of accounting change,
      net of taxes                                             --               --               --           (2,263)
                                                     ------------     ------------     ------------     ------------

      Net income (loss)                              ($     1,178)    $      3,853     $      1,004     $      3,288
                                                     ============     ============     ============     ============
Earnings per share:
  Basic -
    Before cumulative effect of accounting change    ($      0.06)    $       0.19     $       0.05     $       0.27
    Cumulative effect of accounting change, net                --               --               --     ($      0.11)
                                                     ------------     ------------     ------------     ------------
    Net income                                       ($      0.06)    $       0.19     $       0.05     $       0.16
                                                     ============     ============     ============     ============
Weighted average number of common shares
outstanding - basic                                        21,069           20,661           21,050           20,691
                                                     ============     ============     ============     ============
Diluted -
    Before cumulative effect of accounting change    ($      0.06)    $       0.18     $       0.05     $       0.27
    Cumulative effect of accounting change, net                --               --               --     ($      0.11)
                                                     ------------     ------------     ------------     ------------
    Net income                                       ($      0.06)    $       0.18     $       0.05     $       0.16
                                                     ============     ============     ============     ============
Weighted average number of common shares
outstanding - diluted                                      21,069           20,866           21,375           20,817
                                                     ============     ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                       Six Months Ended
                                                                           March 31
                                                                 -----------------------------
                                                                     2002             2001
                                                                 ------------     ------------
Operating Activities:
  Net income                                                     $      1,004     $      3,288
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                     7,734            7,559
      Deferred income taxes                                               (12)              97
      Bad debt provision                                                  483              226
      Inventory provision                                              12,428            2,591

  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables             28,814           19,916
    Inventories                                                         4,047          (19,390)
    Prepaid expenses                                                   (1,749)            (268)
    Accounts payable                                                      (49)          (4,680)
    Accrued compensation and benefits                                  (7,563)            (843)
    Advance billings to customers                                         (77)          15,444
    Accrued warranty costs                                                123           (1,871)
    Other current liabilities                                          (7,641)          (3,031)
                                                                 ------------     ------------

            Net cash provided by operating activities                  37,540           19,038
                                                                 ------------     ------------

Investing Activities:
    Property and equipment additions, net                                (257)          (3,310)
    Other assets                                                        1,878           (1,901)

          Net cash provided by (used in) investing activities           1,621           (5,211)
                                                                 ------------     ------------

Financing Activities:
    Net repayments under notes payable to banks                            --           (9,741)
    Payments of long-term debt                                           (216)              55
    Cash dividends                                                     (2,530)          (2,480)
    Proceeds from exercise of stock options                               639               41
    Payments to purchase and retire common stock                         (816)          (1,172)
                                                                 ------------     ------------

          Net cash used in financing activities                        (2,923)         (13,297)
                                                                 ------------     ------------

Effect of exchange rate changes on cash                                   384              110
                                                                 ------------     ------------

          Net increase in cash and cash equivalents                    36,621              640

Cash and cash equivalents, at beginning of period                      17,515            8,211
                                                                 ------------     ------------

Cash and cash equivalents, at end of period                      $     54,137     $      8,851
                                                                 ============     ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the periods for:
     Interest expense                                            $      1,615     $      2,327
     Income taxes                                                $      2,897     $      5,175
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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the SEC.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income, or cash flows.

Revenue Recognition:

The Company implemented Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in the fourth quarter of fiscal 2001 and applied it retroactively to the beginning of fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.3 million (net of income taxes of $1.4 million), or $0.11 per diluted share, which has been accounted for as a charge to the financial results for the first quarter of fiscal 2001. The effect of the change as compared to the revenue recognition policy previously followed in accounting for revenue recognition on the quarter ended March 31, 2001 was to increase net revenue by $337 thousand and increase income before cumulative effect of the accounting change, net of taxes, by $334 thousand, or $0.02 per diluted share. For the six months ending March 31, 2002, the effect of SAB 101 was an increase of net revenue and net income by $6.9 million and $1.8 million, respectively, or $0.09 per diluted share. The effect of the change for the total fiscal year of 2001 was to increase revenue by $4.9 million and to increase income before cumulative effect of the accounting change, net of taxes, by $0.9 million, or $0.04 per diluted share.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board approved two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company's amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standards. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending September 30, 2002. The Company's annual goodwill amortization was approximately $2.2 million, which ceased effective October 1, 2001 upon adoption of the new rules. In compliance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the first of two required impairment tests, and management expects the adoption of SFAS No. 142 will result in a write-down ranging from $11-18 million of goodwill, $11 million of which is attributable to the Automation business unit. The Company will be quantifying impairment impacts over the balance of fiscal 2002. The goodwill write-down will be reflected in this year's financial statements as a cumulative change in accounting principle.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     The following tables set forth pro forma net income and earnings per share (in thousands except per share amounts):

                                                        Three Months Ended          Six Months Ended
                                                             March 31                     March 31
                                                       2002           2001          2002          2001
                                                    ----------     ----------    ----------    ----------
                                                    (in thousands of dollars)    (in thousands of dollars)
Net income (loss) as reported                       ($   1,178)    $    3,853    $    1,004    $    3,288
Add back: Goodwill amortization, net of tax                 --            341            --           670
                                                    ----------     ----------    ----------    ----------
      Adjusted net income (loss)                    ($   1,178)    $    4,194    $    1,004    $    3,958
                                                    ==========     ==========    ==========    ==========

Basic earnings (loss) per share as reported         ($    0.06)    $     0.19    $     0.05    $     0.27
Goodwill amortization                                       --           0.02            --          0.03
                                                    ----------     ----------    ----------    ----------
      Basic adjusted earnings (loss) per share      ($    0.06)    $     0.21    $     0.05    $     0.30
                                                    ==========     ==========    ==========    ==========

Diluted earnings (loss) per share as reported       ($    0.06)    $     0.18    $     0.05    $     0.27
Goodwill amortization                                       --           0.02            --          0.03
                                                    ----------     ----------    ----------    ----------
      Diluted adjusted earnings (loss) per share    ($    0.06)    $     0.20    $     0.05    $     0.30
                                                    ==========     ==========    ==========    ==========

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

                                                      Three Months Ended            Six Months Ended
                                                    March 31       March 31      March 31      March 31
                                                      2002           2001          2002          2001
---------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Income (loss) before cumulative effect                 (1,178)         3,853         1,004         5,551
   of accouting change
Cumulative effect of accounting change                     --             --            --        (2,263)
---------------------------------------------------------------------------------------------------------
Net income (loss) available
   to common shareholders                          $   (1,178)    $    3,853    $    1,004    $    3,288
                                                   ==========     ==========    ==========    ==========
Weighted average
   common shares outstanding                           21,069         20,661        21,050        20,691

Dilutive potential
   common shares                                           --            205           325           126
---------------------------------------------------------------------------------------------------------

Total diluted common shares                            21,069         20,866        21,375        20,817
---------------------------------------------------------------------------------------------------------
Basic net income (loss)
   per share                                       $    (0.06)    $     0.19    $     0.05    $     0.16
Diluted net income (loss)
   per share                                       $    (0.06)    $     0.18    $     0.05    $     0.16
=========================================================================================================

4. COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during the applicable periods resulting from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments, the unrealized gain or loss on investment and the net effect of accumulated hedging activity. Comprehensive income (loss) was ($1.3) million and $2.8 million for the three months ended March 31, 2002 and 2001, respectively, and ($0.9) million and $4.0 million for the six months ended March 31, 2002 and 2001, respectively.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5. BUSINESS SEGMENT INFORMATION

The Company periodically evaluates its business activities that are regularly reviewed by its Chief Executive Officer for which discrete financial information is available. In connection therewith, the Company has determined that it has five business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems unit manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. The Material Testing Systems unit manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. The Advanced Systems unit offers highly customized systems primarily for simulation and manufacturing. The Automation unit manufactures and markets products for high performance industrial machine applications in a wide range of industries. The Sensors unit manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business units. As a result of these similarities, these units have been aggregated for financial statement purposes into one reportable segment called Mechanical Testing and Simulation ("MT&S"). In addition, the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Automation and Sensors business units. As a result, these units have been aggregated into one reportable segment called Factory Automation ("FA").

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2001 Annual Report on Form 10-K. In evaluating each segment's performance, management focuses primarily on income from operations and return on assets employed. This measurement excludes special charges (e.g., restructuring charges, acquisition expenses, etc.), interest income and expense, income taxes, and other non-operating-type items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment is as follows:

                                                 Three Months Ended           Six Months Ended
                                                      March-31                     March-31
                                                2002           2001          2002           2001
                                             ----------     ----------    ----------     ----------
                                             (in thousands of dollars)    (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation          $   74,651     $   76,585    $  142,538     $  147,432
  Factory Automation                             17,379         21,687        34,260         42,403
                                             ----------     ----------    ----------     ----------
     Total net revenue                       $   92,030     $   98,272    $  176,798     $  189,835
                                             ==========     ==========    ==========     ==========

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation          $    6,366     $    6,436    $   12,783     $    8,694
  Factory Automatiom                             (9,532)           909       (11,463)         2,993
                                             ----------     ----------    ----------     ----------
      Total income (loss) from operations    $   (3,166)    $    7,345    $    1,320     $   11,687
                                             ==========     ==========    ==========     ==========

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On October 1, 2000 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." The transition adjustment recorded upon adoption of SFAS No. 133 was not material to the Company's overall financial position and results of operations.

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

As of March 31, 2002, the net accumulated derivative gain included in Accumulated Other Comprehensive Income was $0.3 million. The maximum maturity date of any cash flow hedge was 1.1 years. Based on the status of the cash flow hedges as of March 31, 2002, net gains of approximately $0.2 million that are currently reflected in Accumulated Other Comprehensive Income would be available for reclassification into Other (Income) Expense during the next twelve months. During the quarter ended March 31, 2002, gains or losses associated with ineffective hedges were $0.4 million.

                             MTS SYSTEMS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED MARCH 31, 2002 ("SECOND QUARTER OF FISCAL 2002") COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 ("SECOND QUARTER OF FISCAL 2001")

New orders from customers during Second Quarter of Fiscal 2002 aggregated $87.3 million, compared to customer orders of $87.6 million booked during Second Quarter of Fiscal 2001.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $72.3 million, an increase of 6.0% compared to customer orders of $68.2 million for Second Quarter of Fiscal 2001. Orders for custom projects in the quarter offset general weakness in standard short-cycle products, particularly in North America. Significant bookings included durability testing equipment for several German automotive OEMs, extensive performance evaluation equipment in the Formula 1 racing market, and testing equipment for geological and civil structures worldwide. The MT&S segment accounted for 82.8% of total Company orders, compared to 77.9% for the Second Quarter of Fiscal 2001.

Orders for the Factory Automation ("FA") segment decreased to $15.0 million for Second Quarter of Fiscal 2002 from $19.4 million for Second Quarter of Fiscal 2001, down 22.7%. The decline in orders was the result of continued general worldwide weakness in the automotive, semiconductor, and industrial markets. The FA segment accounted for 17.2% of total Company orders during Second Quarter of Fiscal 2002, compared to 22.1% in Second Quarter of Fiscal 2001.

SIX MONTHS ENDED MARCH 31, 2002 ("FIRST HALF OF FISCAL 2002") COMPARED TO SIX MONTHS ENDED MARCH 31, 2001 ("FIRST HALF OF FISCAL 2001")

New orders for the First Half of Fiscal 2002 aggregated $184.1 million, a decrease of 4.0%, compared to $191.8 million for the First Half of Fiscal 2001.

Orders for the MT&S segment of $154.1 million in First Half of Fiscal 2002 increased approximately $3.5 million compared to First Half of Fiscal 2001. This segment accounted for 83.7% of total new orders in First Half of Fiscal 2002, compared to 78.5% for First Half of Fiscal 2001. Orders for the FA segment of $30.0 million in First Half of Fiscal 2002 decreased 27.0% from the orders booked in First Half of Fiscal 2001 of $41.1 million. The FA segment accounted for 16.3% of total orders during First Half of 2002, compared to 21.5% in First Half of Fiscal 2001.

Backlog of undelivered orders at March 31, 2002 was $158 million, an increase of 1.3% from the backlog of $156 million at September 30, 2001 and a decrease of 11.2% from the backlog of $178 million at March 31, 2001.


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

NET REVENUE for Second Quarter of Fiscal 2002 was $92.0 million, a decrease of $6.2 million, or 6.4%, compared to Second Quarter of Fiscal 2001. A decline in North America of 16% was partially offset by growth in Europe and Asia of 2% and 9%, respectively. Revenue from European and Asian markets for Second Quarter of Fiscal 2002 represented 52.4% of total revenues, compared to 46.6% for Second Quarter of Fiscal 2001.

GROSS PROFIT for Second Quarter of Fiscal 2002 decreased to $21.8 million, down 38.8% compared to gross profit of $35.6 million for Second Quarter of Fiscal 2001. Gross profit as a percentage of revenue was 23.7% for Second Quarter of Fiscal 2002, down from the 36.2% reported for Second Quarter of Fiscal 2001. The gross margin for the MT&S

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001 (CONTINUED)

segment was 33.0% for Second Quarter of Fiscal 2002, down 1.8% compared to Second Quarter of Fiscal 2001, primarily due to unfavorable product mix for the quarter. Operating earnings remained constant at $6.4 million. Gross profit for the FA segment was a loss of 16.1% for Second Quarter of Fiscal 2002, compared to earnings of 41.3% for Second Quarter of Fiscal 2001. The decrease was primarily the result of a reduction in sales volume and a $9.0 million one-time charge for slow-moving inventory.

SELLING EXPENSES were $13.5 million for Second Quarter of Fiscal 2002, a decrease of 5.0% from $14.2 million for Second Quarter of Fiscal 2001. Selling expense as a percentage of revenue was 14.7% for Second Quarter of Fiscal 2002, roughly flat with selling expense of 14.4% for Second Quarter of Fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $5.9 million for Second Quarter of Fiscal 2002, a decrease of 28.9% compared to $8.3 million for Second Quarter of Fiscal 2001. The decrease in the overall expense was partially due to implementation of SFAS 142, which eliminated goodwill amortization effective October 1, 2001. See Note 2 to the Consolidated Financial Statements for additional information. General and administrative expenses as a percentage of revenue decreased by 2.0%, from 6.4% for Second Quarter of Fiscal 2002 to 8.4% for Second Quarter of Fiscal 2001, reflecting continuing decreased spending as the result of cost reduction and productivity initiatives that were implemented last year.

RESEARCH AND DEVELOPMENT EXPENSES totaled $5.5 million, relatively unchanged compared to the Second Quarter of Fiscal 2001. Research and development expenses as a percentage of revenue were 6.0% for Second Quarter of Fiscal 2002, roughly flat with research and development expenses of 5.9% for Second Quarter of Fiscal 2001.

INTEREST EXPENSE decreased to $1.0 million for Second Quarter of Fiscal 2002 compared to $1.5 million for Second Quarter of Fiscal 2001. This decrease was primarily the result of lower average borrowings under the Company's bank line of credit. Interest expense as a percentage of revenue decreased to 1.1% for Second Quarter of Fiscal 2002, compared to 1.5% for Second Quarter of Fiscal 2001.

INTEREST INCOME increased $0.2 million for Second Quarter of Fiscal 2002 compared to $0.1 million for Second Quarter of Fiscal 2001. Interest income for Second Quarter of Fiscal 2002 consisted principally of earnings on short-term investments of excess cash funds. Interest income for Second Quarter of Fiscal 2001 included interest received as part of certain refunds of prior years' federal income taxes.

OTHER INCOME AND EXPENSE for Second Quarter of Fiscal 2002 primarily reflected a $2.6 million gain on the sale of an investment. Other income and expense for Second Quarter of Fiscal 2001 consisted primarily of a gain on foreign currency translation of $0.5 million.

NET INCOME (LOSS) decreased to a loss of $1.2 million for Second Quarter of Fiscal 2002 compared to income of $3.9 million for Second Quarter of Fiscal 2001. Net income (loss) as a percentage of revenue decreased to a loss of 1.3% for Second Quarter of Fiscal 2002, compared to income of 4.0% for Second Quarter of Fiscal 2001. The effective tax rate for Second Quarter of Fiscal 2002 was 38.2% compared to 39.9% for Second Quarter of Fiscal 2001. The decrease in the overall effective tax rate reflects expected benefits from tax savings initiatives in Fiscal 2002.


FIRST HALF OF FISCAL 2002 COMPARED TO FIRST HALF OF FISCAL 2001

NET REVENUE for First Half of Fiscal 2002 was $176.8 million, a decrease of $13.0 million, or 6.8%, compared to First Half of Fiscal 2001. Revenue from European and Asian markets for First Half of Fiscal 2002 represented 52.7% of revenues, compared to 44.7% of revenues for First Half of Fiscal 2001. Revenue generated by the MT&S segment was $142.5 million during the First Half of 2002, a decrease of $4.9 million compared to First Half of Fiscal 2001. The FA segment revenue declined to $34.3 million for the First Half of Fiscal 2002, compared to $42.4 million for First Half of Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

FIRST HALF OF FISCAL 2002 COMPARED TO FIRST HALF OF FISCAL 2001 (CONTINUED)

GROSS PROFIT for First Half of Fiscal 2002 decreased to $52.1 million, down 22.9% compared to gross profit of $67.6 million for First Half of Fiscal 2001. Gross profit as a percentage of revenue was 29.5% for First Half of Fiscal 2002, down from 35.6% reported in First Half of Fiscal 2001. The decline in gross margin for First Half of Fiscal 2002 was primarily the result of the one-time inventory charge of $9.0 million made by the FA segment in Second Quarter of Fiscal 2002.

SELLING EXPENSES decreased to $27.6 million in First Half of Fiscal 2002, or 2.5%, from $28.3 million for First Half of Fiscal 2001. Selling expense as a percentage of revenue increased to 15.6% in First Half of Fiscal 2002, compared to 14.9% for First Half of Fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $12.7 million for First Half of Fiscal 2002, a decrease of 24.0% compared to $16.7 million for First Half of Fiscal 2001. The decrease in the overall expense was partially due to implementation of SFAS 142, which eliminated goodwill amortization effective October 1, 2001. See Note 2 to the Consolidated Financial Statements for additional information. General and administrative expenses as a percentage of revenue decreased by 1.5%, from 8.7% in First Half of Fiscal 2001 to 7.2% in First Half of Fiscal 2002, primarily as the result of continued cost savings initiatives.

RESEARCH AND DEVELOPMENT EXPENSES decreased slightly to $10.6 million in First Half of Fiscal 2001 compared to $10.9 million in First Half of 2001. Research and development expense as a percentage of revenue increased slightly to 6.0% in First Half of Fiscal 2002, compared to 5.7% in First Half of Fiscal 2001.

INTEREST EXPENSE decreased to $2.2 million in First Half of Fiscal 2002 compared to $3.0 million in First Half of Fiscal 2001. Interest expense as a percentage of revenue decreased by 0.4% to 1.2% for First Half of Fiscal 2002.

INTEREST INCOME remained flat at $0.3 million for First Half of Fiscal 2002. Interest income as a percentage of revenue remained relatively unchanged at 0.1%.

OTHER INCOME AND EXPENSE reflects income of $2.2 million in First Half of Fiscal 2002, compared to income of $0.3 million in First Half of Fiscal 2001. One-time investment gains of $2.6 million are reflected in Other Income for First Half of Fiscal 2002.

NET INCOME decreased to $1.0 million for First Half of Fiscal 2002, compared to $3.3 million for First Half of Fiscal 2001. Net income as a percentage of revenue decreased to 0.6% for First Half of Fiscal 2002, compared to 1.7% for First Half of Fiscal 2001. The effective tax rate for First Half of Fiscal 2002 was 38.3%, compared to 39.5% for First Half of Fiscal 2001. The decrease in the overall effective tax rate reflects expected benefits from tax savings initiatives in Fiscal 2002.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $37.1 million during the First Half of Fiscal 2002, compared to cash provided of $17.2 million during the First Half of Fiscal 2001. The increase in cash provided by operating activities during the First Half of Fiscal 2002 was the primarily the result of reductions in accounts receivable of $28.8 million and inventories of $4.0 million. These increases in available cash were partially offset during the First Half of Fiscal 2002 by a decrease in accrued compensation and benefits of $7.6 million and other current liabilities of $7.6 million.

CASH FLOWS FROM INVESTING ACTIVITIES provided cash of $2.0 million during the First Half of Fiscal 2002, compared with cash usage of $3.3 million in the First Half of Fiscal 2001. Cash was principally provided through the sale of an investment during the second quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $2.9 million during the First Half of Fiscal 2002, compared to usage of $13.3 million for the First Half of Fiscal 2001, primarily due to the repayment of the short term debt in Second Quarter of Fiscal 2001. During the First Six Months of Fiscal 2002, the Company's increased cash flows from operating activities allowed it to internally fund its capital expenditures, dividend payments, and purchases of treasury stock.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At March 31, 2002, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance ongoing operations, allow for investment in opportunities to internally grow its business, and make selected strategic acquisitions.


OTHER MATTERS

The Company is exposed to market risk from changes in foreign currency exchange rates that may affect its results from operations and financial condition. To minimize that risk, the Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, principally forward exchange contracts. Foreign exchange contracts are used to hedge the Company's overall exposure to exchange rate fluctuations, since the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends in down years. The Company's dividend payout ratio target is approximately 25% of earnings per share over the long term.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

(I) With regard to the Company's new product developments, there may be uncertainties currently unknown to the Company concerning the expected results.
(II) Possible significant volatility in both backlog and quarterly operating results may result from large, individual, fixed price orders in connection with sales of MT&S systems.
(III) Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays in certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.
(IV) Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval, or the customer's preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.
(V) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or its competitors.
(VI) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE (CONTINUED)

The forgoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                            MTS SYSTEMS CORPORATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders and Form 10-K for Fiscal 2001 filed with the Securities and Exchange Commission. This information remains current and is incorporated herein by reference. Note 6 to the Consolidated Financial Statements included in this Form 10-Q also contains important information regarding derivative instruments and hedging activities.

                         PART II-------OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders was held on January 29, 2002.

     (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                      Voted For        Voted Against
                                      ---------        -------------

          Charles A. Brickman         19,157,214          157,637
          Jean-Lou Chameau            19,129,535          158,122
          Sidney W. Emery             19,096,664          190,993
          Bobby I. Griffin            19,131,108          156,549
          Brendan C. Hegarty          19,122,474          165,183
          Bruce D. Hertzke            19,130,020          157,637
          Barb J. Samardzich          19,141,953          145,704
          Linda Hall Whitman          19,130,372          157,285

          No voters abstained or were broker/bank non-votes for any of the directors.

     (c) Shareholders approved adoption of the 2002 Employee Stock Purchase Plan with 17,054,097 votes in favor, 1,411,357 votes against, and 67,300 votes abstained. There were 304,903 non-votes by brokers/banks.

     (d) Arthur Andersen LLP was ratified to serve as the Company's independent auditors for fiscal year 2002 with 18,772,656 votes in favor, 1,411,357 votes against, and 123,949 votes abstained.


ITEM 5. REPORTS ON FORM 8-K

          The following are submitted as part of this report.

          Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MTS SYSTEMS CORPORATION



                                       /s/ Sidney W. Emery, Jr.
                                      ------------------------------------------
                                      Sidney W. Emery, Jr.
                                      Chairman
                                      Chief Executive Officer

                                       /s/ Susan E. Knight
                                      ------------------------------------------
                                      Susan E. Knight
                                      Vice President and Chief Financial Officer




Dated: May 15, 2002