Form 10-Q
period 2002-06-30
MTS SYSTEMS CORP
filed 2002-08-19
CIK 68709

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                             -----------------------

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

                            __X__ Yes       _____ No


The number of shares outstanding of the Registrant's common stock as of August 12, 2002 was 21,196,047 shares.

--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets
                  as of June 30, 2002 and September 30, 2001                 2

                  Consolidated Statements of Income
                  For the Three and Nine Months Ended June 30, 2002
                  and 2001                                                   3

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended June 30, 2002 and 2001           4

                  Notes to Condensed Consolidated Financial Statements      5-10

          Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition            11-17

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risks                                              18



PART II - OTHER INFORMATION                                                19-21


          Signatures                                                        22

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)

SEE NOTE 2

                         ASSETS                             June 30, 2002       September 30, 2001
                                                          -----------------     ------------------
Current Assets:
  Cash and cash equivalents                               $          89,508     $          17,515
  Accounts receivable, net                                           69,828                97,661
  Unbilled contracts and retainage receivable                        35,040                45,287
  Inventories                                                        42,228                63,381
  Prepaid expenses                                                    5,856                 6,405
                                                          -----------------     -----------------

    Total current assets                                            242,460               230,249
                                                          -----------------     -----------------

Property and Equipment:
  Land                                                                3,247                 3,247
  Buildings and improvements                                         46,680                45,785
  Machinery and equipment                                            87,746               110,419
  Accumulated depreciation                                          (76,949)              (90,558)
                                                          -----------------     -----------------

    Total property and equipment, net                                60,724                68,893

Goodwill (see note 3)                                                 4,272                22,529
Other Assets                                                          8,045                10,088
                                                          -----------------     -----------------

                                                          $         315,501     $         331,759
                                                          =================     =================

        LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                  $             421     $             428
  Current maturities of long-term debt                                5,309                 5,260
  Accounts payable                                                   15,384                16,672
  Accrued compensation and benefits                                  29,183                33,661
  Advance billings to customers                                      38,154                26,572
  Other accrued liabilities                                          12,413                22,480
                                                          -----------------     -----------------

    Total current liabilities                                       100,864               105,073

Deferred Income Taxes                                                 6,035                 5,947
Long-Term Debt, net of current maturities                            52,605                53,617
                                                          -----------------     -----------------

    Total liabilities                                               159,504               164,637
                                                          -----------------     -----------------

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 21,154,612 and 21,031,467shares issued
    and outstanding                                                   5,293                 5,258
  Additional paid-in capital                                          9,520                 8,946
  Retained earnings                                                 140,624               154,159
  Accumulated comprehensive income (loss)                               560                (1,241)
                                                          -----------------     -----------------

    Total shareholders' investment                                  155,997               167,122
                                                          -----------------     -----------------

                                                          $         315,501     $         331,759
                                                          =================     =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
                      (unaudited - in thousands of dollars,
                             except per share data)

SEE NOTE 2

                                                       For The Three Months Ended         For The Nine Months Ended
                                                                June 30                            June 30
                                                      -----------------------------     -----------------------------
                                                          2002             2001*            2002            2001*
                                                          ----             ----             ----            ----
Net revenue                                           $     86,745     $     99,031     $    263,543     $    288,866
Cost of revenue                                             52,320           61,821          176,978          184,105
                                                      ------------     ------------     ------------     ------------
Gross profit                                                34,425           37,210           86,565          104,761
                                                      ------------     ------------     ------------     ------------

Operating expenses:
  Selling                                                   13,431           14,480           40,988           42,782
  General and administrative                                 9,807            8,530           22,464           25,229
  Research and development                                   4,693            5,528           15,299           16,392
                                                      ------------     ------------     ------------     ------------
      Total operating expenses                              27,931           28,538           78,751           84,403
                                                      ------------     ------------     ------------     ------------

  Income from operations                                     6,494            8,672            7,814           20,358

Interest expense                                             1,016            1,175            3,212            4,207
Interest income                                               (225)            (111)            (531)            (361)
Other expense (income), net                                    885              673           (1,312)             405
                                                      ------------     ------------     ------------     ------------
      Income before income taxes                             4,818            6,935            6,445           16,107
      Provision for income taxes                             1,843            2,702            2,466            6,323
                                                      ------------     ------------     ------------     ------------

      Income before cumulative effect of
      accounting changes                                     2,975            4,233            3,979            9,784
      Cumulative effect of accounting changes,
      net of income taxes                                       --               --          (13,721)          (2,263)
                                                      ------------     ------------     ------------     ------------

      Net income (loss)                               $      2,975     $      4,233     ($     9,742)    $      7,521
                                                      ============     ============     ============     ============

Earnings (loss) per share:
  Basic -
    Before cumulative effect of accounting changes    $       0.14     $       0.20     $       0.19     $       0.47
    Cumulative effect of accounting changes, net                --               --            (0.65)    ($      0.11)
                                                      ------------     ------------     ------------     ------------
    Net income (loss)                                 $       0.14     $       0.20     ($      0.46)    $       0.36
                                                      ============     ============     ============     ============
Weighted average number of common shares
outstanding - basic                                         21,135           20,683           21,078           20,688
                                                      ============     ============     ============     ============

Diluted -
    Before cumulative effect of accounting changes    $       0.14     $       0.20     $       0.19     $       0.47
    Cumulative effect of accounting changes, net                --               --            (0.65)    ($      0.11)
                                                      ------------     ------------     ------------     ------------
    Net income (loss)                                 $       0.14     $       0.20     ($      0.46)    $       0.36
                                                      ============     ============     ============     ============
Weighted average number of common shares
outstanding - diluted                                       21,423           21,100           21,391           20,912
                                                      ============     ============     ============     ============

* Restated for SAB 101

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

SEE NOTE 2

                                                                            Nine Months Ended
                                                                                 June 30
                                                                      -----------------------------
                                                                          2002             2001
                                                                      ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                   $     (9,742)    $      7,521
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Non-cash cumulative effect of accounting change (see note 3)          18,342               --
      Depreciation and amortization                                         10,400           10,974
      Deferred income taxes                                                    (17)              94
      Bad debt provision                                                       760              304
      Inventory provisions                                                  13,771            4,863

  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables                  39,385           26,295
    Inventories                                                              7,912          (15,528)
    Prepaid expenses                                                           780           (1,467)
    Accounts payable                                                        (1,409)          (7,679)
    Accrued compensation and benefits                                       (4,587)           1,502
    Advance billings to customers                                           11,260           11,788
    Accrued warranty costs                                                     342           (1,896)
    Other current liabilities                                              (11,358)            (819)
                                                                      ------------     ------------

            Net cash provided by operating activities                       75,839           35,952
                                                                      ------------     ------------

Cash flows from investing activities:
    Property and equipment, net                                               (771)          (4,827)
    Other assets                                                             1,358           (3,012)
    Unrealized gain/(loss) on investments                                     (187)           2,313
                                                                      ------------     ------------

          Net cash provided by (used in) investing activities                  400           (5,526)
                                                                      ------------     ------------

Cash flows from financing activities:
    Net repayments under notes payable to banks                                 --          (11,280)
    Payments of long-term debt                                              (1,325)            (566)
    Cash dividends                                                          (3,794)          (3,729)
    Proceeds from exercise of stock options                                  1,445            1,752
    Payments to purchase and retire common stock                              (836)          (1,564)
                                                                      ------------     ------------

          Net cash used in financing activities                             (4,510)         (15,387)
                                                                      ------------     ------------

Effect of exchange rate changes on cash                                        265              294
                                                                      ------------     ------------

          Net increase in cash and cash equivalents                         71,994           15,333

Cash and cash equivalents, at beginning of period                           17,515            8,211
                                                                      ------------     ------------

Cash and cash equivalents, at end of period                           $     89,509     $     23,544
                                                                      ============     ============

   Cash paid during the periods for:
     Interest expense                                                 $      3,117     $      2,992
     Income taxes                                                     $      4,230     $      5,261
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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company requires the use of estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. As further described in footnote 2, the Company is currently reviewing the impact of certain reconciliation adjustments recorded during fiscal 2002 on previously filed periodic reports. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the SEC. Interim results of operations for the nine-month period ended June 30, 2002 may not necessarily be indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income, or cash flows.

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations' and financial position and may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent degree of uncertainty.


Revenue Recognition

The Company implemented Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in the fourth quarter of fiscal 2001 and retroactively applied such change to transactions that occurred prior to and during fiscal 2001. Under the guidelines of SAB 101, the Company recognizes revenue on short-duration projects at the latter of shipment or obtaining customer acceptance. Revenue on projects requiring longer delivery periods (longer-term contracts) and other customized orders that allow for progress billings to the customer are recognized using the percentage-of-completion method based on the cost incurred to date as compared to the total estimated cost of the contract (cost to cost method). The effect of any revision to the total estimated cost, on an individual contract basis, and its impact on revenue is recorded in the period in which the revision becomes known. When a loss is anticipated on a contract, the anticipated loss is provided in the period the loss is identified.

The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.3 million (net of income taxes of $1.4 million), or $0.11 per diluted share, which has been accounted for as a charge to the financial results for the first quarter of fiscal 2001. The effect of the change as compared to the revenue recognition policy previously followed in accounting for revenue recognition on the quarter ended June 30, 2001 was to increase net revenue by $445 thousand and increase income before cumulative effect of the accounting change, net of taxes, by $213 thousand, or $0.01 per diluted share. For the nine months ending June 30, 2001, the effect of SAB 101 was an increase of net revenue and net income by $7.4 million and $1.6 million, respectively, or $0.08 per diluted share. The effect of the change for the total fiscal year of 2001 was to increase revenue by $4.9 million and to increase income before cumulative effect of the accounting change, net of taxes, by $0.9 million, or $0.04 per diluted share.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out accounting method is used in valuing inventories Inventory consists of the following:

                                          June 30, 2002      September 30, 2001
                                        -----------------    ------------------
                                               (in thousands of dollars)
Customer projects in various
stages of completion                    $           7,171    $           4,709

Components,
assemblies and parts                               35,057               58,672

                                        -----------------    -----------------
Total                                   $          42,228    $          63,381
                                        =================    =================


Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. The financial statements of the Company's foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52. Accordingly, assets and liabilities are translated using period-end exchange rates and statements of operations are translated using average exchange rates for the year, with the resulting translation adjustments recorded as a separate component of shareholders' equity. On June 30, 2002, the Company has a gain on foreign currency translation of $0.8 million, as compared to a gain of $0.2 million through June 30, 2001.


2. TRANSITIONAL AUDITOR REVIEW

In June 2002, the Company engaged KPMG LLP ("KPMG") as its independent auditors, replacing Arthur Andersen. During the course of KPMG's review of the financial results for the three and nine-months ended June 30, 2002, KPMG requested additional analysis from the Company on the timing of a number of adjustments related to changes in accounting estimates and corrections of bookkeeping errors which, on a net basis, negatively impacted earnings during all quarters of fiscal 2002. The Company is reviewing these adjustments. As a result of this review, it may be determined that this and previously filed periodic reports for fiscal 2002 and 2001 require revision. An accurate assessment of the timing of these adjustments, if any, cannot be determined as of the filing of this report. The Company expects to complete its review during the quarter ended September 30, 2002.

As a result of the Company's review referred to above, KPMG has not completed its review of the three-month and nine-month period ended June 30, 2002. Given the Company's need to conduct the adjustment review referred to above and KPMG's inability to complete their review of the June 30, 2002 interim financial statements until the additional analysis is complete, the Company's Chief Executive Officer and Chief Financial Officer have been advised by legal counsel to withhold certifying the Company's third quarter Form 10-Q pursuant to the Sarbanes-Oxley Act of 2002 pending completion of such analysis and review. Consequently, such certificates are not filed with this report.


3. RECENTLY ISSUED ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board approved two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company's amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the Company's adoption of the new accounting standards, in the first quarter of its fiscal year ending September 30, 2002. Adoption of SFAS No. 142 resulted in a non-cash transition charge to earnings in the first quarter of its fiscal year 2002 ending September 30, 2002 of $13.7 million, or ($.65) per diluted share, for impairment of goodwill, net of tax. Annual goodwill amortization of $2.2 million ceased effective October 1, 2001 upon adoption of the new accounting standard. Earnings per share for the three and nine-month periods ended June 30, 2002 were positively impacted by $0.02 and $0.05, per diluted share respectively, from the exclusion of goodwill amortization. Annual amortization of other assets of $1.0 million was not impacted by the new rule and will continue.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The following tables set forth pro forma net income, (loss) and earnings, (loss) per share (in thousands except per share amounts):

                                                                                          Three Months Ended     Nine Months Ended
                                                                                               June 30                June 30
                                                                                         -------------------   --------------------
                                                                                           2002       2001       2002        2001
                                                                                         --------   --------   --------    --------
                                                                                           (in thousands of      (in thousands of
                                                                                               dollars)               dollars)
Income before cumulative effect of accounting changes                                    $  2,975   $  4,233   $  3,979    $  9,784
Add back: Goodwill amortization, net of tax                                                    --        469         --       1,139
                                                                                         --------   --------   --------    --------
      Adjusted net income before cumulative effect of accounting changes                 $  2,975   $  4,702   $  3,979    $ 10,923
Cumulative effect of accounting changes, net of tax                                            --         --    (13,721)     (2,263)
                                                                                         --------   --------   --------    --------
      Adjusted net income (loss)                                                         $  2,975   $  4,702   ($ 9,742)   $  8,660
                                                                                         ========   ========   ========    ========

Basic earnings per share before cumlative effect of accounting changes                   $   0.14   $   0.20   $   0.19    $   0.47
Add back: Goodwill amortization, net of tax                                                    --       0.02         --        0.06
                                                                                         --------   --------   --------    --------
      Basic adjusted earnings per share before cumulative effect of accounting changes   $   0.14   $   0.22   $   0.19    $   0.53
Cumulative effect of accounting changes, net of tax                                            --         --      (0.65)      (0.11)
                                                                                         --------   --------   --------    --------
      Adjusted net income (loss)                                                         $   0.14   $   0.22   ($  0.46)   $   0.42
                                                                                         ========   ========   ========    ========

Diluted earnings per share before cumlative effect of accounting changes                 $   0.14   $   0.20   $   0.19    $   0.47
Add back: Goodwill amortization, net of tax                                                    --       0.02         --        0.05
                                                                                         --------   --------   --------    --------
      Diluted adjusted earnings per share before cumulative effect of accounting changes $   0.14   $   0.22   $   0.19    $   0.52
Cumulative effect of accounting changes, net of tax                                            --         --      (0.65)      (0.11)
                                                                                         --------   --------   --------    --------
      Adjusted net income (loss)                                                         $   0.14   $   0.22   ($  0.46)   $   0.41
                                                                                         ========   ========   ========    ========
-----------------------------------------------------------------------------------------------------------------------------------


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has not yet quantified the potential effect of adoption of SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, " Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company plans to adopt the SFAS No. 146 in October 2002. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.


4. EARNINGS (LOSS) PER COMMON SHARE

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                  Three Months Ended                Nine Months Ended
                                           -----------------------------------------------------------------
                                           June 30, 2002    June 30, 2001    June 30, 2002     June 30, 2001
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Income (loss) before cumulative effect     $       2,975    $       4,233    $       3,979     $       9,784
   of accouting changes
Cumulative effect of accounting changes               --               --          (13,721)           (2,263)
------------------------------------------------------------------------------------------------------------
Net income (loss) available
   to common shareholders                  $       2,975    $       4,233    $      (9,742)    $       7,521
                                           =============    =============    =============     =============

Weighted average
   common shares outstanding                      21,135           20,683           21,078            20,688

Dilutive potential
   common shares                                     288              417              313               224
------------------------------------------------------------------------------------------------------------

Total diluted common shares                       21,423           21,100           21,391            20,912
------------------------------------------------------------------------------------------------------------
Basic net income (loss)
   per share                               $        0.14    $        0.20    $       (0.46)    $        0.36
Diluted net income (loss)
   per share                               $        0.14    $        0.20    $       (0.46)    $        0.36
------------------------------------------------------------------------------------------------------------


5. COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during the applicable periods resulting from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments, the unrealized gain or loss on investment and the net effect of accumulated hedging activity. Comprehensive income was $4.0 million and $4.1 million for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million and $8.1 million for the nine months ended June 30, 2002 and 2001, respectively.


6. BUSINESS SEGMENT INFORMATION

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Financial information by reportable segment is as follows:

                                                  Three Months Ended              Nine Months Ended
                                                       June 30                         June 30
                                                 2002            2001            2002             2001
                                             ------------    ------------    ------------     ------------
                                               (in thousands of dollars)       (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation          $     69,383    $     79,376    $    211,921     $    226,808
  Factory Automation                               17,362          19,655          51,622           62,058
                                             ------------    ------------    ------------     ------------
     Total net revenue                       $     86,745    $     99,031    $    263,543     $    288,866
                                             ============    ============    ============     ============

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation          $      6,304    $      8,437    $     19,088     $     17,131
  Factory Automatiom                                  190             235         (11,274)           3,227
                                             ------------    ------------    ------------     ------------
      Total income from operations           $      6,494    $      8,672    $      7,814     $     20,358
                                             ============    ============    ============     ============


7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


As of June 30, 2002, the net accumulated derivative loss included in Accumulated Other Comprehensive Income (loss) was $0.4 million. The maximum maturity date of any cash flow hedge was 1.6 years. Based on the status of the cash flow hedges as of June 30, 2002, net gains of approximately $0.3 million that are currently reflected in Accumulated Other Comprehensive Income (loss) would be available for reclassification into Other (Income) Expense during the next twelve months. During the quarter ended June 30, 2002, losses associated with ineffective hedges were $0.2 million.


8. DEFERRED TAX ASSET

At June 30, 2002, the Company has an aggregate deferred tax asset of $4,399 in connection with accrued compensation and benefits, inventory reserves, allowance for doubtful accounts and other assets.

Management routinely performs an analysis of the realization of the deferred tax asset each fiscal year end and has concluded it is more likely than not that the Company will realize the aggregate deferred tax asset of $4,399 at June 30, 2002. This analysis largely relies on continued long-term profitability. Unanticipated negative changes in future operations of the Company would adversely effect the realization of the Company's deferred tax asset. Such negative changes would result in the establishment of a valuation reserve for the deferred tax asset.


9. CONSOLIDATION OF OPERATIONS

The Company consolidated the Electromechanical Testing Division into Eden Prairie, MN from Raleigh NC. The physical move of the business and the facility closure were completed in the third quarter. As a result of the move the Company recorded $0.4 million charge for severance related costs and $0.6 million charge to write down inventory. Substantially all of the severance costs will be paid during fiscal 2002. The closure is expected to result in approximately $1.0 million of savings annually beginning in fiscal 2003.

                             MTS SYSTEMS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMPANY UPDATE

The Company has been focused on actions to reduce structural cost including the consolidation of the Electromechanical Testing Division into Eden Prairie, MN from Raleigh NC. The physical move of the business and the facility closure were completed in the third quarter and resulted in a severance charge of $0.4 million and an inventory charge of $0.6 million. Headcount reductions were also made in Factory Automation to improve operating results in light of continued general market weakness.

In addition to cost reduction activities the Company has implemented specific initiatives to improve liquidity. Cash flow in the third quarter was $35 million, driven primarily by reductions in working capital and tight control of capital spending. Year-to-date, cash flow of $72 million has been generated.

In June 2002, the Company engaged KPMG LLP ("KPMG") as its independent auditors, replacing Arthur Andersen. During the course of KPMG's review of the financial results for the three and nine-months ended June 30, 2002, KPMG requested additional analysis from the Company on the timing of a number of adjustments related to changes in accounting estimates and corrections of bookkeeping errors which, on a net basis negatively impacted earnings during all quarters of fiscal 2002. The Company is reviewing these adjustments. As a result of this review, it may be determined that previously filed periodic reports for fiscal 2002 and 2001 require revision. An accurate assessment of the timing of these adjustments, if any, cannot be determined as of the filing of this report. The Company expects to complete its review during the quarter ended September 30, 2002.

As a result of the Company's review referred to above, KPMG has not completed its review of the three-month and nine-month period ended June 30, 2002. Given the Company's need to conduct the adjustment review referred to above and KPMG's inability to complete their review of the June 30, 2002 interim financial statements until the additional analysis is complete, the Company's Chief Executive Officer and Chief Financial Officer have been advised by legal counsel to withhold certifying the Company's third quarter Form 10-Q pursuant to the Sarbanes-Oxley Act of 2002 pending completion of such analysis and review. Consequently, such certificates are not filed with this report.


CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent degree of uncertainty.

Revenue Recognition. Under the guidelines of SAB 101, the Company recognizes revenue on short-duration projects at the latter of shipment or obtaining customer acceptance. Revenue on projects requiring longer delivery periods (longer-term contracts) and other customized orders that allow for progress billings to the customer are recognized using the percentage-of-completion method based on the cost incurred to date as compared to the total estimated cost of the contract (cost to cost method). The effect of any revision to the total estimated cost, on an individual contract basis, and its impact on revenue is recorded in the period in which the revision becomes known. When a loss is anticipated on a contract, the anticipated loss is provided in the period the loss is identified.

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based upon current and expected future product sales and the expected impact of product transitions or modifications. While the Company expects its sales to grow, a reduction in its sales could reduce the demand for the Company's products, and additional inventory reserves may be required.

Foreign Currency Translation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. The financial statements of the Company's foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52. Accordingly, assets and liabilities are translated using period-end exchange rates and statements of operations are translated using average exchange rates for the year, with the resulting translation adjustments recorded as a separate component of shareholders' investment.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED JUNE 30, 2002 ("THIRD QUARTER OF FISCAL 2002") COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 ("THIRD QUARTER OF FISCAL 2001")

New orders from customers during Third Quarter of Fiscal 2002 aggregated $100.8 million, compared to customer orders of $103.9 million booked during Third Quarter of Fiscal 2001.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $82.7 million, a decrease of 3.9% compared to customer orders of $86.1 million for Third Quarter of Fiscal 2001. Orders for custom projects in the quarter offset general weakness in standard short-cycle products, particularly in North America. Significant bookings included durability testing equipment for several German automotive OEMs, extensive performance evaluation equipment in the Formula 1 racing market, and testing equipment for geological and civil structures worldwide. The MT&S segment accounted for 82.0% of total Company orders, compared to 82.9% for the Third Quarter of Fiscal 2001.

Orders for the Factory Automation ("FA") segment increased to $18.1 million for Third Quarter of Fiscal 2002 from $17.8 million for Third Quarter of Fiscal 2001, up 1.7%. The increase in orders was expected due to a weak third quarter in 2001. General worldwide weakness in the automotive, semiconductor, and industrial markets continues to exist. The FA segment accounted for 18.0% of total Company orders during Third Quarter of Fiscal 2002, compared to 17.1% in Third Quarter of Fiscal 2001.

NINE MONTHS ENDED JUNE 30, 2002 ("FIRST NINE MONTHS OF FISCAL 2002") COMPARED TO NINE MONTHS ENDED JUNE 30, 2001 ("FIRST NINE MONTHS OF FISCAL 2001")

New orders for the First Nine Months of Fiscal 2002 aggregated $284.9 million, a decrease of 3.7%, compared to $295.7 million for the First Nine Months of Fiscal 2001.

Orders for the MT&S segment of $236.8 million in First Nine Months of Fiscal 2002 remained consistent compared to First Nine Months of Fiscal 2001. This segment accounted for 83.1% of total new orders in First Nine Months of Fiscal 2002, compared to 80.0% for First Nine Months of Fiscal 2001. Orders for the FA segment of $48.1 million in First Nine Months of Fiscal 2002 decreased 18.3% from the orders booked in First Nine Months of Fiscal 2001 of $58.9 million. The FA segment accounted for 16.9% of total orders during First Nine Months of 2002, compared to 19.9% in First Nine Months of Fiscal 2001.

Backlog of undelivered orders at June 30, 2002 was $172 million, an increase of 10.3% from the backlog of $156 million at September 30, 2001 and a decrease of 5.5% from the backlog of $182 million at June 30, 2001. The Company has experienced general weakness in the automotive and industrial markets for the first nine months of 2002, which has been partially offset by growth in the custom project business. This shift in the product mix results in a higher percentage of the backlog attributable to longer cycle business. Thus, while backlog has increased by approximately $16 million to $172 million, it will turn more slowly than the prior year.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2002 COMPARED TO THIRD QUARTER OF FISCAL 2001

NET REVENUE for Third Quarter of Fiscal 2002 was $86.7 million, a decrease of $12.3 million, or 12.4%, compared to Third Quarter of Fiscal 2001. An increase in North America of 10.7% was offset by a decline in Europe and Asia of 15.3% and 47.4%, respectively. Revenue from European and Asian markets for Third Quarter of Fiscal 2002 represented 44.8% of total net revenues, compared to 55.9% for Third Quarter of Fiscal 2001.

GROSS PROFIT for Third Quarter of Fiscal 2002 decreased to $34.4 million, down 7.5% compared to gross profit of $37.2 million for Third Quarter of Fiscal 2001. Gross profit as a percentage of revenue was 39.7% for Third Quarter of Fiscal 2002, up from the 37.6% reported for Third Quarter of Fiscal 2001. During the Third Quarter of Fiscal 2002, gross profit was negatively impacted as the Company recorded additional inventory reserves of $1.6 million to adjust current inventory level to market value.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)
THIRD QUARTER OF FISCAL 2002 COMPARED TO THIRD QUARTER OF FISCAL 2001
(CONTINUED)

The gross margin for the MT&S segment was 39.1% for Third Quarter of Fiscal 2002, up 1.3% compared to Third Quarter of Fiscal 2001, primarily due to favorable product mix for the quarter. Gross margin rates will vary based on the business revenue mix in any given quarter. Operating earnings decreased by $2.1 million to $6.3 million for Third Quarter of Fiscal 2002. Gross profit for the FA segment was 42.0% for Third Quarter of Fiscal 2002, compared to 36.5% for Third Quarter of Fiscal 2001. The increase in gross profit was expected due to cost reduction actions in fiscal 2001 and 2002 that have been implemented, and a favorable product line mix which was partially offset by an additional $1.6 million in inventory reserves recorded in the Third Quarter of fiscal 2002.

SELLING EXPENSES were $13.4 million for Third Quarter of Fiscal 2002, a decrease of 7.6% from $14.5 million for Third Quarter of Fiscal 2001. Selling expense as a percentage of net revenue was 15.5% for Third Quarter of Fiscal 2002, up 0.9% compared to selling expense of 14.6% for Third Quarter of Fiscal 2001. The rate increase is attributable to the decline in sales volume in the quarter.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $9.8 million for Third Quarter of Fiscal 2002, an increase of 15.3% compared to $8.5 million for Third Quarter of Fiscal 2001. The increase is primarily due to the $0.9 million charge relating to recording of additional accruals for profit sharing and variable compensation. General and administrative expenses as a percentage of revenue increased by 2.7%, from 8.6% for Third Quarter of Fiscal 2001 to 11.3% for Third Quarter of Fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES totaled $4.7 million, down 14.5% compared to $5.5 million for the Third Quarter of Fiscal 2001. Research and development expenses as a percentage of revenue were 5.4% for Third Quarter of Fiscal 2002, roughly flat with research and development expenses of 5.6% for Third Quarter of Fiscal 2001.

INTEREST EXPENSE decreased to $1.0 million for Third Quarter of Fiscal 2002 compared to $1.2 million for Third Quarter of Fiscal 2001. This decrease was primarily the result of lower average borrowings under the Company's bank line of credit. Interest expense as a percentage of net revenue was 1.2% for Third Quarter of Fiscal 2002, flat compared to Third Quarter of Fiscal 2001.

INTEREST INCOME increased to $0.2 million for Third Quarter of Fiscal 2002 compared to $0.1 million for Third Quarter of Fiscal 2001. Interest income for Third Quarter of Fiscal 2002 consisted principally of earnings on short-term investments of excess cash funds. Interest income for Third Quarter of Fiscal 2001 included interest received as part of certain refunds of prior years' federal income taxes.

OTHER INCOME AND EXPENSE for Third Quarter of Fiscal 2002 primarily reflected $1.1 million favorable charge from a reduction in restructuring reserves, and a $0.8 million gain on foreign currency transactions. Other income and expense for Third Quarter of Fiscal 2001 consisted primarily of a gain on foreign currency translation of $0.7 million.

NET INCOME decreased to $3.0 million for Third Quarter of Fiscal 2002 compared to income of $4.2 million for Third Quarter of Fiscal 2001. Net income as a percentage of revenue decreased to 3.5% for Third Quarter of Fiscal 2002, compared to 4.2% for Third Quarter of Fiscal 2001. The effective tax rate for Third Quarter of Fiscal 2002 was 38.2% compared to 39.0% for Third Quarter of Fiscal 2001. The decrease in the overall effective tax rate reflects expected benefits from tax savings initiatives in Fiscal 2002. The decrease in the overall effective tax rate is primarily the result of a different geographic income mix than the prior year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO FIRST NINE MONTHS OF FISCAL 2001

NET REVENUE for First Nine Months of Fiscal 2002 was $263.5 million, a decrease of $25.4 million, or 8.8%, compared to First Nine Months of Fiscal 2001. Revenue from European and Asian markets for First Nine Months of Fiscal 2002 represented 50.0% of revenues, compared to 48.4% of revenues for First Nine Months of Fiscal 2001. Revenue generated by the MT&S segment was $211.9 million during the First Nine Months of 2002, a decrease of $14.9 million compared to First Nine Months of Fiscal 2001. The FA segment revenue declined to $51.6 million for the First Nine Months of Fiscal 2002, compared to $62.1 million for First Nine Months of Fiscal 2001.

GROSS PROFIT for First Nine Months of Fiscal 2002 decreased to $86.6 million, down 17.4% compared to gross profit of $104.8 million for First Nine Months of Fiscal 2001. Gross profit as a percentage of net revenue was 32.9% for First Nine Months of Fiscal 2002, down from 36.3% reported in First Nine Months of Fiscal 2001. The decline in gross margin for First Nine Months of Fiscal 2002 was primarily the result of the one-time inventory charge of $10.6 million made by the FA segment in the First Half of Fiscal 2002, an additional $1.6 million in inventory reserves, and $0.8 million write-off of fixed assets recorded in the Second Quarter of fiscal 2002.

SELLING EXPENSES decreased to $41.0 million in First Nine Months of Fiscal 2002, or 4.2%, from $42.8 million for First Nine Months of Fiscal 2001. Selling expense as a percentage of revenue increased to 15.6% in First Nine Months of Fiscal 2002, compared to 14.8% for First Nine Months of Fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $22.5 million for First Nine Months of Fiscal 2002, a decrease of 10.7% compared to $25.2 million for First Nine Months of Fiscal 2001. The decrease in the overall expense was partially due to cost reduction initiatives and to implementation of SFAS 142, which eliminated goodwill amortization effective October 1, 2001. See Note 3 to the Consolidated Financial Statements for additional information. General and administrative expenses as a percentage of revenue decreased slightly, from 8.7% in First Nine Months of Fiscal 2001 to 8.5% in First Nine Months of Fiscal 2002, primarily as the result of continued cost savings initiatives partially offset by a $1.3 million write off of fixed assets.

RESEARCH AND DEVELOPMENT EXPENSES decreased 6.7% to $15.3 million in First Nine Months of Fiscal 2002 compared to $16.4 million in First Nine Months of 2001. Research and development expense as a percentage of revenue increased slightly to 5.8% in First Nine Months of Fiscal 2002, compared to 5.7% in First Nine Months of Fiscal 2001.

INTEREST EXPENSE decreased to $3.2 million in First Nine Months of Fiscal 2002 compared to $4.2 million in First Nine Months of Fiscal 2001. Interest expense as a percentage of net revenue decreased by 0.3% to 1.2% for First Nine Months of Fiscal 2002 due to a reduction in short-term borrowing.

INTEREST INCOME increased slightly at $0.5 million for First Nine Months of Fiscal 2002. Interest income as a percentage of net revenue remained relatively unchanged at 0.2%.

OTHER INCOME AND EXPENSE reflects income of $1.3 million in First Nine Months of Fiscal 2002, compared to expense of $0.4 million in First Nine Months of Fiscal 2001. One-time investment gains of $2.6 million and a $1.1 million favorable charge from a reduction in restructuring reserves, offset by fixed asset write-offs of $1.0 million are reflected in Other Income for First Nine Months of Fiscal 2002.

CUMULATIVE IMPACT OF ACCOUNTING CHANGE reflects an unfavorable charge of $13.7 million in the First Nine Months of Fiscal 2002, net of tax, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

NET INCOME (LOSS) decreased to a loss of $9.7 million for First Nine Months of Fiscal 2002, compared to income of $7.5 million for First Nine Months of Fiscal 2001. Net income as a percentage of revenue decreased to a loss of 3.7% for First Nine Months of Fiscal 2002, compared to income of 2.6% for First Nine Months of Fiscal 2001. The effective tax rate for First Nine Months of Fiscal 2002 was 38.3%, compared to 39.3% for First Nine Months of Fiscal 2001. The decrease in the overall effective tax rate reflects expected benefits from tax savings initiatives in Fiscal 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $75.8 million during the First Nine Months of Fiscal 2002, compared to cash provided of $36.0 million during the First Nine Months of Fiscal 2001. The increase in cash provided by operating activities during the First Nine Months of Fiscal 2002 was primarily the result of reductions in accounts receivable of $39.4 million and inventories of $7.9 million, as well as an increase in advance billings to customers of $11.3 million. These increases in available cash were partially offset during the First Nine Months of Fiscal 2002 by a decrease in other current liabilities of $11.4 million and accrued compensation and benefits of $4.6 million.

CASH FLOWS FROM INVESTING ACTIVITIES provided cash of $0.4 million during the First Nine Months of Fiscal 2002, compared with cash usage of $5.5 million in the First Nine Months of Fiscal 2001. Cash was principally provided through the sale of an investment during the second quarter.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $4.5 million during the First Nine Months of Fiscal 2002, compared to usage of $15.4 million for the First Nine Months of Fiscal 2001, primarily due to the $11.3 million repayment of short-term debt in Third Quarter of Fiscal 2001. During the First Nine Months of Fiscal 2002, the Company's increased cash flows from operating activities allowed it to internally fund its capital expenditures, dividend payments, and purchases of treasury stock.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At June 30, 2002, the Company was in compliance with the terms and covenants of its credit agreements. We believe that our existing cash and cash equivalents, current lending capacity and cash generated from operations will provide sufficient cash flow for us to meet our short and long-term debt obligations and operating requirements for at least the next twelve months. If we fail to meet our bank covenants and are not able to obtain a waiver, we may be required to immediately repay our outstanding balances and find a new lender, which may cause us to incur additional costs, including higher interest costs, in connection with establishing a new lending relationship.

The majority of the Company's long-term debt is subject to certain restrictive financial covenants, including but not limited to, a minimum net worth, a fixed charge coverage, cash flow leverage, and debt to total capital. As of the quarter ending June 30, 2002 we were in compliance with these covenants and expect to maintain compliance for the foreseeable future.

                                                         Payments Due by Period (in thousands of dollars)

                                                          Less than 1
         Contractual Obligations             Total            year        1 - 3 years      4-5 years      After 5 years
         -----------------------        -------------------------------------------------------------------------------
Long-Term Debt                              $57,882           5,191          16,670          14,788           21,233
Capital Lease Obligations                        31              20              11              --               --
Operating Leases                             21,170           4,517           8,808           3,763            4,082
                                        -------------------------------------------------------------------------------
                                            $79,083          $9,728         $25,489         $18,551          $25,315
                                        ===============================================================================

                                               Amount of Commitment Expiration Per Period (in thousands of dollars)

                                        Total Amounts     Less than 1
       Other Commercial Commitments       Committed           year        1 - 3 years      4-5 years     After 5 years
       ----------------------------     -------------------------------------------------------------------------------
Standby Letters of Credit                   $32,908          14,808         18,100               --               --

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

                             MTS SYSTEMS CORPORATION


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders and Form 10-K for Fiscal 2001 filed with the Securities and Exchange Commission. This information remains current and is incorporated herein by reference. Note 7 to the Consolidated Financial Statements included in this Form 10-Q also contains important information regarding derivative instruments and hedging activities.

                         PART II-------OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        See Note 2 to the Financial Statements

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

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

               10.w Change in Control Agreement, dated June 1, 2001, between the Registrant and Donald G. Krantz.

               10.x Change in Control Agreement, dated June 18, 2001, between the Registrant and Laura B. Hamilton.

               10.y Change in Control Agreement, dated June 25, 2001, between the Registrant and Kelly H. Donaldson.

               10.z Change in Control Agreement, dated October 22, 2001, between the Registrant and Susan E. Knight.

        (b) Reports on Form 8-K:

               During the three months ended June 30, 2002, Current Reports on Form 8-K were filed on June 7, 2002, reporting the change in registrant's certifying accountant from Arthur Andersen to KPMG LLP effective May 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Section 13(a) and 15(d) of the Securities and Exchange Act; the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the company. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MTS SYSTEMS CORPORATION


                                  /s/ Sidney W. Emery, Jr.
                                  ----------------------------------------------
                                   Sidney W. Emery, Jr.
                                   Chairman
                                   Chief Executive Officer

                                  /s/ Susan E. Knight
                                  ----------------------------------------------
                                   Susan E. Knight
                                   Vice President and Chief Financial Officer


Dated: August 19, 2002