Form 10-Q/A
period 2001-12-31
MTS SYSTEMS CORP
filed 2002-12-27
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 31, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
         _________

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

                             |X| Yes                |_| No

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): N/A

The number of shares outstanding of the Registrant's common stock as of January 30, 2002 was 21,085,600 shares.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

The Company is filing this amendment to Form 10-Q to adjust its consolidated financial statements (as more fully discussed in Note 8 of the Condensed Notes to Consolidated Financial Statements) for the three months ended December 31, 2001 and 2000 to restate the Company's first quarter 2002 and comparative first quarter 2001 financial statements to correct various bookkeeping errors and misapplications of generally accepted accounting principles. These adjustments reflect:

      (1) Correction of revenue recognition practices related to service contracts and to the deferral of installation revenue, impacting revenue recognition and deferred revenue and deferred tax balances;

      (2) Correction of cut-off errors in recognition of revenue and elimination of intercompany profit in inventory, impacting related revenue, cost of sales, deferred revenue, and inventory balances;

      (3) Correction to a number of previously unreconciled inventory and related reserves and the correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which collectively impacted cost of sales and inventory balances;

      (4) Correction of an error in calculating SFAS 133 currency hedge gains, impacting currency gains, retained earnings, prepaid expenses, and unrealized loss on investments accounts;

      (5) Correction of the timing of recognizing restructuring reserves, impacting cost of sales, general and administrative expenses, and other accrued liabilities;

      (6) Correction of the accounting for residual values of certain fixed assets and asset retirements that should have occurred in prior periods, impacting various income statement expense categories and fixed asset balances;

      (7) Correction of bookkeeping and account reconciliation errors, affecting numerous balance sheet and statement of income accounts, including income taxes and long-lived assets; and

      (8) Correction of the Company's effective tax rate, primarily due to incorrect recognition of tax credits, affecting income tax expense and accrued income taxes.

The Company is concurrently filing a Form 10-K which includes audited financial statements for the fiscal year ended September 28, 2002 and restated audited financial statements for the fiscal years ended September 30, 2001 and 2000. Further information regarding the background of the restatement is contained therein.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended December 31, 2001 which have been affected by this restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the cumulative effects of changes in accounting principles adopted in fiscal years 2002 and 2001.

                             MTS SYSTEMS CORPORATION

                              REPORT ON FORM 10-Q/A
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Consolidated Balance Sheets
              as of December 31, 2001 and September 30, 2001 (restated)                  3

              Consolidated Statements of Income for the
              Three Months Ended December 31, 2001 and 2000 (restated)                   4

              Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000 (restated)           5

              Condensed Notes to Consolidated Financial Statements                    6 - 14

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                     15 - 21

      Item 3. Qualitative and Quantitative Disclosures About
              Market Risks                                                              21

PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                          22

SIGNATURES                                                                              23

CERTIFICATIONS                                                                        23 - 24

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)

                                                            December 31     September 30
     ASSETS                                                     2001            2001
                                                            -----------     ------------
                                                            (Restated)       (Restated)
Current Assets:
  Cash and cash equivalents                                  $  33,611       $  17,515
  Accounts receivable, net                                      84,809          97,731
  Unbilled contracts and retainage receivable                   45,039          40,700
  Inventories                                                   55,632          64,308
  Prepaid expenses                                               7,042           5,975
  Current deferred tax asset                                     7,894           7,894
                                                             ---------       ---------
    Total current assets                                       234,027         234,123
                                                             ---------       ---------

Property and Equipment:
  Land                                                           3,247           3,247
  Buildings and improvements                                    46,095          45,785
  Machinery and equipment                                       88,202          91,203
  Accumulated depreciation                                     (74,553)        (74,827)
                                                             ---------       ---------
    Total property and equipment, net                           62,991          65,408
Goodwill                                                         4,158          22,545
Other Assets                                                    11,933           9,867
                                                             ---------       ---------
                                                             $ 313,109       $ 331,943
                                                             =========       =========
      LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                     $     384       $     428
  Current maturities of long-term debt                           5,361           5,260
  Accounts payable                                              14,528          15,685
  Accrued compensation and benefits                             27,962          33,358
  Advance billings to customers                                 37,501          32,884
  Accrued warranty                                               4,868           4,481
  Other accrued liabilities                                     18,016          22,799
                                                             ---------       ---------
    Total current liabilities                                  108,620         114,895

Deferred Income Taxes                                            2,693           2,693
Long-Term Debt, net of current maturities                       53,143          53,617
                                                             ---------       ---------
    Total liabilities                                          164,456         171,205
                                                             ---------       ---------

Shareholders' investment
  Common stock, $.25 par; 64,000,000 shares
    authorized: 21,056,000 and 21,044,000 shares issued
    and outstanding                                              5,264           5,261
  Additional paid-in capital                                     9,125           9,040
  Retained earnings                                            136,364         147,635
  Accumulated other comprehensive loss                          (2,100)         (1,198)
                                                             ---------       ---------
    Total shareholders' investment                             148,653         160,738
                                                             ---------       ---------
                                                             $ 313,109       $ 331,943
                                                             =========       =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
          (unaudited - in thousands of dollars, except per share data)

                                                                      Three Months Ended
                                                                          December 31
                                                                   -----------------------
                                                                     2001           2000
                                                                  (Restated)     (Restated)
Net revenue                                                        $ 87,164       $ 94,655
Cost of revenue                                                      56,090         61,737
                                                                   --------       --------
      Gross profit                                                   31,074         32,918
                                                                   --------       --------

Operating expenses:
  Selling                                                            13,772         14,080
  General and administrative                                          7,137         10,368
  Research and development                                            5,102          5,088
                                                                   --------       --------
      Total operating expenses                                       26,011         29,536
                                                                   --------       --------

      Income from operations                                          5,063          3,382

Interest expense                                                      1,153          1,489
Interest income                                                        (137)          (106)
Other (income) expense, net                                          (1,299)           340
                                                                   --------       --------

      Income before income taxes and cumulative effect of
            accounting changes                                        5,346          1,659
      Provision for income taxes                                      1,633            562
                                                                   --------       --------

      Income before cumulative effect of
           accounting changes                                         3,713          1,097
      Cumulative effect of accounting changes,
           net of taxes of $4,317 in 2002, and $1,564 in 2001       (13,721)        (2,492)
                                                                   --------       --------
      Net loss                                                     $(10,008)      $ (1,395)
                                                                   ========       ========

Earnings (loss) per share:
  Basic-
    Before cumulative effect of accounting changes                 $   0.17       $   0.05
    Cumulative effect of accounting changes, net                      (0.65)         (0.12)
                                                                   --------       --------
    Net loss                                                       $  (0.48)      $  (0.07)
                                                                   ========       ========
Weighted average number of common shares
outstanding - basic                                                  21,027         20,721
                                                                   ========       ========

Earnings (loss) per share:
  Diluted-
    Before cumulative effect of accounting changes                 $   0.17       $   0.05
    Cumulative effect of accounting changes, net                      (0.64)         (0.12)
                                                                   --------       --------
    Net loss                                                       $  (0.47)      $  (0.07)
                                                                   ========       ========
Weighted average number of common shares
outstanding - diluted                                                21,398         20,721
                                                                   ========       ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                                  2001           2000
                                                                --------       --------
                                                                Restated       Restated
Cash Flows from Operating Activities:
  Net loss                                                      $(10,008)      $ (1,395)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                2,906          3,973
      Non-cash cumulative effect of accounting change             13,721          2,492
      Deferred income taxes                                           67           (103)
      Bad debt allowance provision                                   260            154
      Inventory reserve provision                                  1,808          3,068

  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables         5,051         10,437
    Inventories                                                    5,835         (8,584)
    Prepaid expenses                                                   8         (1,217)
    Other assets                                                  (1,766)        (1,001)
    Accounts payable                                                (986)        (5,624)
    Accrued compensation and benefits                             (5,259)         3,096
    Advance billings to customers                                  5,349          2,603
    Accrued warranty costs                                           419             50
    Other current liabilities                                      1,432           (379)
                                                                --------       --------
            Net cash provided by operating activities             18,837          7,570
                                                                --------       --------
Cash Flows from Investing Activities:
    Additions to property plant and equipment                     (1,107)        (1,815)
                                                                --------       --------
          Net cash used in investing activities                   (1,107)        (1,815)
                                                                --------       --------
Cash Flows from Financing Activities:
    Net borrowings under notes payable to banks                       --          2,400
    Proceeds from issuance of long-term debt                          --            423
    Payments of long-term debt                                       (71)          (159)
    Cash dividends                                                (1,263)        (1,239)
    Proceeds from exercise of stock options                          108              7
    Payments to purchase and retire common stock                     (20)          (359)
                                                                --------       --------
          Net cash (used in) provided by financing activities     (1,246)         1,073
                                                                --------       --------
Effect of exchange rate changes on cash                             (388)            17
                                                                --------       --------
          Net increase in cash and cash equivalents               16,096          6,845

Cash and cash equivalents, at beginning of period                 17,515          8,211
                                                                --------       --------
Cash and cash equivalents, at end of period                     $ 33,611       $ 15,056
                                                                ========       ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the periods for:
     Interest expense                                           $    782       $    854
     Income taxes                                               $  2,399       $  3,638
                                                                ========       ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

Restatement

As discussed in Note 8, the accompanying consolidated financial statements have been restated.

Fiscal Year

Effective with fiscal year 2002, the Company changed its fiscal year end to the Saturday closest to September 30. For the year ended September 28, 2002, the Company's fiscal year consisted of 52 weeks. Effective for fiscal year 2003, the Company changed its fiscal quarter ends to the Saturday closest to December 31, March 31, and June 30.

Accounting Policies

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly and majority owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2002 Form 10-K filed with the SEC, which includes audited financial statements for the fiscal year ended September 28, 2002 and restated audited financial statements for the fiscal years ended September 30, 2001 and 2000. Interim results of operations for the three-month period ended December 31, 2001 may not necessarily be indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company implemented the revenue recognition principles of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the quarters ended December 31, 2001 and 2000, the Company recognized $0.4 million and $6.5 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

For orders that are manufactured and delivered in less than twelve months with routine installations and no "special" acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which are deferred until customer acceptance. The remaining revenue on these contracts is recognized upon installation and customer acceptance. In cases where "special" acceptance protocols exist, the Company recognizes revenue upon the completion of installation and fulfillment of obligations specific to the terms of the customer's contract. Revenue on contracts requiring longer delivery periods (long-term contracts) is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance.

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as Unbilled Contracts and Retainage Receivable.

Revenue for services is recognized as the service is performed and ratably over a defined contractual period for service maintenance contracts.

Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out accounting method is used in valuing inventories. Inventory consists of the following:

                                          December 31, 2001   September 30, 2001
                                          -----------------   ------------------
                                             (Restated)           (Restated)
                                                 (in thousands of dollars)

Customer projects in various
stages of completion                           $ 8,777              $11,716

Components, assemblies and parts                46,855               52,592
                                               -------              -------
Total                                          $55,632              $64,308
                                               =======              =======

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ended September 28, 2002, annual goodwill amortization of $2.2 million ceased effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to earnings, reported as a cumulative effect of accounting change, in the first quarter of fiscal year 2002 of $13.7 million, or $0.64 per diluted share, for impairment of goodwill, net of tax. Earnings for the three-month period ended December 31, 2001 were positively impacted by $0.02 per diluted share from the exclusion of goodwill amortization. Goodwill amortization for the last three years was:

                                        Goodwill
                ----------------------------------------------------------
                Beginning                                          Ending
    Year         Balance       Amortization      Write-off         Balance
    ----         -------       ------------      ---------         -------
                                 (in thousands of dollars)

    2000         $27,489         ($2,931)         $    --          $24,558
    2001          24,558          (2,013)              --           22,545
    2002          22,545              --          (18,387)           4,158

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Annual amortization of other intangible assets of $1.1 million in fiscal year 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

                                                     Fiscal Year
                                   ---------------------------------------------
                                    2002     2003      2004       2005    2006
                                    ----     ----      ----       ----    ----
                                            (in thousands of dollars)

Amortization Expense               $1,073   $1,022      $567       $517    $287

The following tables set forth pro forma net income (loss) and earnings (loss) per share (in thousands except per share amounts):

                                                                                                   Three Months Ended
                                                                                                       December 31
                                                                                              ---------------------------
                                                                                                 2001              2000
                                                                                              ----------       ----------
                                                                                               (in thousands of dollars)
Income before cumulative effect of accounting changes (restated)                              $    3,713       $    1,097
Add back: Goodwill amortization, net of tax                                                           --              329
                                                                                              ----------       ----------
      Adjusted net income before cumulative effect of accounting changes                      $    3,713       $    1,426
Cumulative effect of accounting changes, net of tax                                              (13,721)          (2,492)
                                                                                              ----------       ----------
      Adjusted net loss                                                                         ($10,008)         ($1,066)
                                                                                              ==========       ==========

Basic earnings per share before cumulative effect of accounting changes (restated)            $     0.17       $     0.05
Add back: Goodwill amortization, net of tax                                                           --             0.02
                                                                                              ----------       ----------
      Basic adjusted earnings per share before cumulative effect of accounting changes        $     0.17       $     0.07
Cumulative effect of accounting changes, net of tax                                                (0.65)           (0.12)
                                                                                              ----------       ----------
      Adjusted net loss                                                                           ($0.48)          ($0.05)
                                                                                              ==========       ==========

Diluted earnings per share before cumulative effect of accounting changes (restated)          $     0.17       $     0.05
Add back: Goodwill amortization, net of tax                                                           --             0.02
                                                                                              ----------       ----------
      Diluted adjusted earnings per share before cumulative effect of accounting changes      $     0.17       $     0.07
Cumulative effect of accounting changes, net of tax                                                (0.64)           (0.12)
                                                                                              ----------       ----------
      Adjusted net loss                                                                           ($0.47)          ($0.05)
                                                                                              ==========       ==========

--------------------------------------------------------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

For the three years ended September 30, 2001, 2000, and 1999, the goodwill amortization, adjusted net income and basic and diluted earnings (loss) per share are as follows:

                                                                                                        September 30,
                                                                                         ------------------------------------------
                                                                                             2001            2000           1999
                                                                                         ----------       ----------     ----------
                                                                                                  (in thousands of dollars)
Income before cumulative effect of accounting change (restated)                          $   13,106       $    3,170     $   11,132
Add back: Goodwill amortization, net of tax                                                   1,489            1,535          1,569
                                                                                         ----------       ----------     ----------
      Adjusted net income before cumulative effect of accounting change                  $   14,595       $    4,705     $   12,701
Cumulative effect of accounting change, net of tax                                           (2,492)              --             --
                                                                                         ----------       ----------     ----------
      Adjusted net income                                                                $   12,103       $    4,705     $   12,701
                                                                                         ==========       ==========     ==========
Basic earnings per share before cumulative effect of accounting change (restated)        $     0.63       $     0.15     $     0.54
Add back: Goodwill amortization, net of tax                                                    0.07             0.08           0.07
                                                                                         ----------       ----------     ----------
      Basic adjusted earnings per share before cumulative effect of accounting change    $     0.70       $     0.23     $     0.61
Cumulative effect of accounting change, net of tax                                            (0.12)              --             --
                                                                                         ----------       ----------     ----------
      Adjusted net income (loss)                                                         $     0.58       $     0.23     $     0.61
                                                                                         ==========       ==========     ==========
Diluted earnings per share before cumulative effect of accounting change (restated)      $     0.62       $     0.15     $     0.53
Add back: Goodwill amortization, net of tax                                                    0.07             0.07           0.07
                                                                                         ----------       ----------     ----------
     Diluted adjusted earnings per share before cumulative effect of accounting change   $     0.69       $     0.22     $     0.60
Cumulative effect of accounting change, net of tax                                            (0.12)              --             --
                                                                                         ----------       ----------     ----------
      Adjusted net income (loss)                                                         $     0.57       $     0.22     $     0.60
                                                                                         ==========       ==========     ==========

--------------------------------------------------------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has concluded that there will be no impact of the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt this statement in its financial statements issued after May 15, 2002. The Company does not have any activities that fall under the scope of SFAS 145.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company will adopt this statement for exit or disposal activities initiated after December 31, 2002, as required.

In November 2002, the Emerging Issues Task Force finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company is required to adopt EITF 00-21 on transactions occurring after June 2003 and is currently analyzing the impact of its adoption on the Company's financial statements

3. EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings (loss) per share is computed under the treasury stock method and is calculated to reflect the potentially dilutive effect of common shares issued in connection with outstanding stock options. The dilutive effect of common shares issued in connection with outstanding stock options is determined on net income (loss) before cumulative change in accounting method. A reconciliation of these amounts is as follows:

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                       Three Months Ended
                                                    December 31,   December 31,
                                                        2001           2000
      ------------------------------------------------------------------------
      (in thousands, except per share data)          (Restated)     (Restated)

      Income (loss) before cumulative effect of
         accounting changes                           $  3,713       $  1,097
      Cumulative effect of accounting changes          (13,721)        (2,492)
                                                      --------       --------
      Net Income (loss)                               $(10,008)      $ (1,395)
                                                      ========       ========

      Weighted average common shares outstanding        21,027         20,721

      Diluted potential common shares                      371             47
      ------------------------------------------------------------------------

      Total diluted common shares                       21,398         20,721
      ------------------------------------------------------------------------
      Basic net loss per share                        $  (0.48)      $  (0.07)
      Diluted net loss per share                      $  (0.47)      $  (0.07)
      =======================================================================-

4. COMPREHENSIVE INCOME (LOSS)

For the Company, comprehensive income represents net earnings (loss) adjusted for foreign currency translation adjustments, the unrealized gain or loss on available-for-sale investments, and the net effect of accumulated hedging activity. Comprehensive loss was $0.9 million and comprehensive income was $1.0 million for the three months ended December 31, 2001 and 2000, respectively.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2002 Form 10-K (same as in 2001 Form 10-K as initially filed). In evaluating each segment's performance, management focuses on income from operations. This measurement excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Financial information by reportable segment is as follows:

                                                          Three Months Ended
                                                             December 31,
                                                          2001           2000
                                                        --------       -------
                                                       (Restated)     (Restated)
                                                       (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation                     $ 70,283       $73,939
  Factory Automation                                      16,881        20,716
                                                        --------       -------
     Total net revenue                                  $ 87,164       $94,655
                                                        ========       =======

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation                     $  6,569       $ 1,906
  Factory Automation                                      (1,506)        1,476
                                                        --------       -------
      Total income from operations                      $  5,063       $ 3,382
                                                        ========       =======

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS Statement No. 133" ("SFAS No. 138"), which requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. Derivatives that are not classified as a hedge are required under SFAS 133 to be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that the impact of the adoption of SFAS 133 was not material to the earnings or financial position of the Company.

The Company periodically enters into forward exchange contracts principally to hedge the estimated cash flow of foreign currency denominated transactions (primarily the EURO, British Pound, Swedish Krona, and the Japanese Yen). These contracts are recognized on the balance sheet at fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date the forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of contracts that are highly effective and qualify as foreign currency cash flow hedges are recorded in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign currency hedges to specific forecasted transactions. The Company formally assesses, both at a hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when the derivative is
(1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; or (3) de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The Company uses forward exchange contracts to hedge specific foreign currency denominated assets or liabilities on the balance sheet. These are recorded at their fair value with the related gains and losses included in "Other (income) expense, net" on the income statement. Results of these contracts offset in full or in part the gains and losses stemming from the normal mark-to-market of the underlying balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes.

At December 31, 2001 and 2000, the Company had outstanding foreign currency forward contracts with U.S. dollar notional equivalent amounts of $39.2 million and $32.4 million, respectively. At December 31, 2001 and 2000, the fair value of the foreign currency forward contracts was $2.6 million and $0.8 million, respectively. The amounts recognized in earnings as a result of the ineffectiveness of cash flow hedges were not material for the periods ended December 31, 2001 and 2000. At December 31, 2001, approximately $0.1 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. At December 31, 2000, approximately $0.6 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 1.1 years at December 31, 2001, and 1.7 years at December 31, 2000.

7. DEFERRED TAX ASSET

At December 31, 2001, the Company has an aggregate deferred tax asset of $7.9 million in connection with accrued compensation and benefits, inventory reserves, and allowances for doubtful accounts and other assets.

Management routinely performs an analysis of the realization of the deferred tax asset each fiscal year end. This analysis largely relies on continued long-term profitability. Unanticipated negative changes in future operations of the Company would adversely affect the realization of the Company's deferred tax asset. Such negative changes would result in the establishment of a valuation reserve for the deferred tax asset.

8. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

In consultation with its independent auditors, the Company restated its audited financial statements for years ended September 30, 2001 and 2000 and its unaudited financial statements for each of the quarters in the nine-month period ended June 30, 2002 and the fiscal year ended September 30, 2001. See Explanatory Note to this Form 10-Q/A. The aggregate restatement impacted net earnings before cumulative effect of accounting changes in first quarter 2002 positively by $1.5 million and in first quarter 2001 negatively by $0.6 million.

For the quarter ended December 31, 2001, the following restatement items resulted in the most significant adjustments to the period:

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $2.4 million increase to previously reported revenues and a related increase in cost of sales of $1.6 million;

      2. Reconciliation of inventories and related reserve accounts, which resulted in a decrease in previously reported cost of sales of $.4 million;

      3. The correction of an error in the calculation of the SFAS 133 currency hedge gains, which increased previously reported earnings by $1.1 million on a pre-tax basis; and

      4. The correction of errors in the Company's recognition of income tax credits, which resulted in an 8 percentage-point reduction in the effective tax rate.

For the quarter ended December 31, 2000, the following restatement items resulted in the most significant adjustments to the period::

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $3.1 million increase to previously reported revenues and a related decrease in cost of sales of $0.3 million;

      2. Reconciliation of inventories and related reserve accounts, which resulted in an increase in previously reported cost of sales of $0.7 million;

      3. Correction of the timing of recognizing restructuring reserves, which resulted in a $1.8 million increases in previously reported cost of sales and a $2.4 million increase in previously reported general and administrative expenses; and

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      4. The correction of errors in the Company's recognition of income tax credits, which resulted in a 5 percentage-point reduction in the effective tax rate.

Correction of other bookkeeping errors in both the current and prior year quarters resulted in additional impacts to various income statement and balance sheet amounts.

The restated first quarter 2002 results also reflect the impact of the cumulative effect of a change in accounting principle of $13.7 million related to adoption of SFAS 142, which was originally recorded in the third quarter ended June 30, 2002 with a retroactive charge to the first quarter ended December 31, 2001. Similarly, the restated first quarter 2001 results reflect the impact of the cumulative effect of a change in accounting principle of $2.5 million related to the adoption of SAB 101, which was originally recorded in the fourth quarter ended September 30, 2001 with a retroactive charge to the first quarter ended December 31, 2000. In this Form 10-Q/A, references or comparisons to results in the quarters ended December 31, 2000 and December 31, 2001 are to the restated results.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The effects of the restatements are as follows:

                                               For the quarter ended           For the quarter ended
                                                 December 31, 2001               December 31, 2000
                                             -------------------------       --------------------------
                                             As reported      Restated       As reported       Restated
                                             -----------      --------       -----------       --------
      STATEMENT OF INCOME DATA:

      Net revenue                             $  84,768       $  87,164       $  91,563       $  94,655
      Cost of revenue                            54,447          56,090          59,612          61,737
      Gross profit                               30,321          31,074          31,951          32,918
      Operating expenses                         25,835          26,011          27,612          29,536
      Income from operations                      4,486           5,063           4,339           3,382
      Other (income) expense, net                   (62)         (1,299)            190             340
      Income before income taxes                  3,532           5,346           2,766           1,659
      Income before cumulative effect             2,181           3,713           1,698           1,097
      Cumulative effect (1)                          --         (13,721)         (2,263)         (2,492)
      Net income (loss)                           2,181         (10,008)           (565)         (1,395)
      Basic earnings (loss) per share              0.10           (0.48)          (0.03)          (0.07)
      Diluted earnings (loss) per share       $    0.10       $   (0.47)      $   (0.03)      $   (0.07)

      BALANCE SHEET DATA:

      Accounts receivable, net                $  84,739       $  84,809       $  98,966       $  99,036
      Inventories                                62,447          55,632          74,626          69,788
      Prepaid expenses                            7,364           7,042          11,239          11,239
      Deferred tax asset                             --           7,894              --           5,443
      Total current assets                      233,200         234,027         225,800         226,475
      Machinery and equipment                   107,457          88,202         109,228          90,599
      Goodwill                                       --           4,158              --          24,226
      Other assets                               32,561          11,933          33,542           8,961
      Accounts payable                           13,122          14,528          17,417          16,473
      Accrued compensation and benefits          27,802          27,962          30,392          29,909
      Advanced billings to customers             35,613          37,501          24,081          25,991
      Other accrued liabilities                  24,444          22,884          17,791          22,457
      Total current liabilities                 106,726         108,620         109,634         114,783
      Total shareholders' investment          $ 166,547       $ 148,653       $ 156,672       $ 151,617

      CASH FLOW DATA:

      Net cash from operating activities      $  17,683       $  18,837       $   8,064       $   7,570
      Net cash from investing activities           (525)         (1,107)         (2,185)         (1,815)
      Net cash from financing activities         (1,246)         (1,246)          1,073           1,073
      Net change in cash                         16,096          16,096           6,845           6,845

(1) The ($13,721) cumulative effect of change in accounting principle related to the Company's adoption of SFAS 142 was first reported in the quarter ended June 30, 2002, and the ($2,263) cumulative effect of change in accounting principle related to the Company's adoption of SAB 101 was first reported in the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to the Company's previously reported consolidated financial statements for the first quarter of fiscal 2002 and the first quarter of fiscal 2001.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent degree of uncertainty.

Revenue Recognition. The Company implemented the revenue recognition principles of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the quarters ended December 31, 2001 and 2000, the Company recognized $0.4 million and $6.5 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

For orders that are manufactured and delivered in less than twelve months with routine installations and no "special" acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which are deferred until customer acceptance. The remaining revenue on these contracts is recognized upon installation and customer acceptance. In cases where "special" acceptance protocols exist, the Company recognizes revenue upon the completion of installation and fulfillment of obligations specific to the terms of the customer's contract. Revenue on contracts requiring longer delivery periods (long-term contracts) is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance.

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as Unbilled Contracts and Retainage Receivable.

Revenue for services is recognized as the service is performed and ratably over a defined contractual period for service maintenance contracts.

Inventories. Inventories are stated at the lower of cost or market which approximates the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based upon current and expected future product sales and the expected impact of product transitions or modifications. While the Company expects its sales to grow, a reduction in its sales could reduce the demand for the Company's products, and additional inventory reserves may be required.

NEW ACCOUNTING PRINCIPLES

In July 2001, the FASB issued two new statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ended September 28, 2002, annual goodwill amortization of $2.2 million ceased effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to earnings in the first quarter of its fiscal year 2002 ended September 28, 2002 of $13.7 million, or $0.64 per diluted share, for impairment of goodwill, net of tax. Earnings for the three-month period ended December 31, 2001 were positively impacted by $0.02 per diluted share, net of tax, from the exclusion of goodwill amortization.

Goodwill amortization for the last three years was:

                                          Goodwill
                  ----------------------------------------------------------
                                  (in thousands of dollars)
                  ----------------------------------------------------------
                  Beginning                                          Ending
      Year         Balance       Amortization      Write-off         Balance
      ----         -------       ------------      ---------         -------

      2000         $27,489         ($2,931)         $    --          $24,558
      2001          24,558          (2,013)              --           22,545
      2002          22,545              --          (18,387)           4,158

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Annual amortization of other intangible assets of $1.1 million in fiscal year 2002 was not impacted by the new standards and will continue. The anticipated amortization expense (in thousands) related to other intangible assets for the next five fiscal years is as follows:

                                             Fiscal Year
                          ---------------------------------------------
                           2002      2003      2004      2005      2006
                           ----      ----      ----      ----      ----
                                   (in thousands of dollars)

Amortization Expense      $1,073    $1.022     $567      $517      $287

The following tables set forth pro forma net earnings (loss) and earnings (loss) per share (in thousands except per share amounts):

                                                                                                        Three Months Ended
                                                                                                            December 31
                                                                                                    ---------------------------
                                                                                                       2001              2000
                                                                                                    ----------       ----------
                                                                                                     (in thousands of dollars)
      Income before cumulative effect of accounting changes (restated)                              $    3,713       $    1,097
      Add back: Goodwill amortization, net of tax                                                           --              329
                                                                                                    ----------       ----------
            Adjusted net income before cumulative effect of accounting changes                      $    3,713       $    1,426
      Cumulative effect of accounting changes, net of tax                                              (13,721)          (2,492)
                                                                                                    ----------       ----------
            Adjusted net loss                                                                         ($10,008)         ($1,066)
                                                                                                    ==========       ==========

      Basic earnings per share before cumulative effect of accounting changes (restated)            $     0.17       $     0.05
      Add back: Goodwill amortization, net of tax                                                           --             0.02
                                                                                                    ----------       ----------
            Basic adjusted earnings per share before cumulative effect of accounting changes        $     0.17       $     0.07
      Cumulative effect of accounting changes, net of tax                                                (0.65)           (0.12)
                                                                                                    ----------       ----------
            Adjusted net loss                                                                           ($0.48)          ($0.05)
                                                                                                    ==========       ==========

      Diluted earnings per share before cumulative effect of accounting changes (restated)          $     0.17       $     0.05
      Add back: Goodwill amortization, net of tax                                                           --             0.02
                                                                                                    ----------       ----------
            Diluted adjusted earnings per share before cumulative effect of accounting changes      $     0.17       $     0.07
      Cumulative effect of accounting changes, net of tax                                                (0.64)           (0.12)
                                                                                                    ----------       ----------
            Adjusted net loss                                                                           ($0.47)          ($0.05)
                                                                                                    ==========       ==========

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

For the three years ended September 30, 2001, 2000, and 1999, the goodwill amortization, adjusted net loss, and basic and diluted earnings (loss) per share are as follows:

                                                                                                          September 30,
                                                                                            -------------------------------------
                                                                                               2001          2000         1999
                                                                                            ----------    ----------   ----------
                                                                                                    (in thousands of dollars)
Income before cumulative effect of accounting change (restated)                             $   13,106    $    3,170   $   11,132
Add back: Goodwill amortization, net of tax                                                      1,489         1,535        1,569
                                                                                            ----------    ----------   ----------
      Adjusted net income before cumulative effect of accounting change                     $   14,595    $    4,705   $   12,701
Cumulative effect of accounting changes, net of tax                                             (2,492)           --           --
                                                                                            ----------    ----------   ----------
      Adjusted net income                                                                   $   12,103    $    4,705   $   12,701
                                                                                            ==========    ==========   ==========

Basic earnings per share before cumulative effect of accounting change (restated)           $     0.63    $     0.15   $     0.54
Add back: Goodwill amortization, net of tax                                                       0.07          0.08         0.07
                                                                                            ----------    ----------   ----------
      Basic adjusted earnings per share before cumulative effect of accounting change       $     0.70    $     0.23   $     0.61
Cumulative effect of accounting change, net of tax                                               (0.12)           --           --
                                                                                            ----------    ----------   ----------
      Adjusted net income                                                                   $     0.58    $     0.23   $     0.61
                                                                                            ==========    ==========   ==========

Diluted earnings per share before cumulative effect of accounting change (restated)         $     0.62    $     0.15   $     0.53
Add back: Goodwill amortization, net of tax                                                       0.07          0.07         0.07
                                                                                            ----------    ----------   ----------
     Diluted adjusted earnings per share before cumulative effect of accounting change      $     0.69    $     0.22   $     0.60
Cumulative effect of accounting change, net of tax                                               (0.12)           --           --
                                                                                            ----------    ----------   ----------
      Adjusted net income                                                                   $     0.57    $     0.22   $     0.60
                                                                                            ==========    ==========   ==========

--------------------------------------------------------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has concluded that there will be no impact of the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt this statement in its financial statements issued after May 15, 2002. The Company does not have any activities that will fall under the scope of SFAS 145 so no financial impact needs to be recognized.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company will adopt this statement for exit or disposal activities initiated after December 31, 2002, as required.

In November 2002, the Emerging Issues Task Force finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company is required to adopt EITF 00-21 on transactions occurring after June 2003 and is currently analyzing the impact of its adoption on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED DECEMBER 31, 2001 ("FIRST QUARTER OF FISCAL 2002") COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000 ("FIRST QUARTER OF FISCAL 2001")

New orders from customers during First Quarter of Fiscal 2002 aggregated $96.7 million, a decrease of 7.3% compared to customer orders of $104.3 million booked during First Quarter of Fiscal 2001.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $81.7 million, a decrease of 1.1% compared to customer orders of $82.6 million for First Quarter of Fiscal 2001. The MT&S segment accounted for 84.5% of total Company orders, compared to 79.2% for the First Quarter of Fiscal 2001. The Company experienced softness in the automotive business due to reduced capital spending in the automotive industry throughout this period, offset by positive growth in the aerospace and custom project businesses. Significant bookings included full-scale structural testing equipment for the Japanese US-1A search and rescue aircraft, validation equipment for the Formula 1 automotive racing market, and multiple orders for seismic equipment for U.S. research institutions.

Orders for the Factory Automation ("FA") segment decreased 30.9% to $15.0 million for First Quarter of Fiscal 2002 from $21.7 million for First Quarter of Fiscal 2001. The decline in orders was the result of general worldwide weakness in the automotive, semiconductor and industrial markets which has significantly reduced demand for the FA segment's products. The FA segment accounted for 15.5% of total Company orders during First Quarter of Fiscal 2002, compared to 20.8% in First Quarter of Fiscal 2001.

Backlog of undelivered orders at December 31, 2001 was $170.6 million, an increase of 7.9% from the backlog of $158.1 million at September 30, 2001 and a decrease of 7.3% from the backlog of $184.1 million at December 31, 2000. The Company's backlog is subject to order cancellations.

RESULTS OF OPERATIONS

NET REVENUE for First Quarter of Fiscal 2002 was $87.2 million, a decrease of $7.5 million, or 7.9%, compared to First Quarter of Fiscal 2001. The decrease in net revenue was principally due to the slowdown in the automotive-related businesses. The continued weakness in the North American automotive business had a negative effect on both the Mechanical Testing and Simulation and the Factory Automation segments. This weakness was partially offset by strength in the aerospace and academic/government markets. Revenue from foreign customers for First Quarter of Fiscal 2002 represented 50.1% of total revenues, compared to 46.4% for First Quarter of Fiscal 2001. Growth in the European and Asian markets of 25% and 5%, respectively, was partially offset by a decline in North American revenue of 14%.

GROSS PROFIT for First Quarter of Fiscal 2002 decreased 5.6%, to $31.1 million, compared to gross profit of $32.9 million for First Quarter of Fiscal 2001. Gross profit as a percentage of net revenue was 35.7% for First Quarter of Fiscal 2002, up from 34.7% for First Quarter of Fiscal 2001. Gross margin for the MT&S segment was 37.0% for First Quarter of Fiscal 2002, compared to 34.3% for First Quarter of Fiscal 2001, primarily due to $1.8 million in restructuring charges recorded in First Quarter of Fiscal 2001 . Gross margin for the FA segment decreased to 30.2% for First Quarter of Fiscal 2002, compared to 36.4% for First Quarter of Fiscal 2001, primarily due to $1.0 million in charges for obsolete and surplus inventory recorded in First Quarter 2002.

SELLING EXPENSES decreased to $13.8 million, or 2.1%, for First Quarter of Fiscal 2002, from $14.1 million for First Quarter of Fiscal 2001. Selling expense as a percentage of net revenue increased to 15.8% for First Quarter of Fiscal 2002, compared to 14.9% for First Quarter of Fiscal 2001 due to lower volume in First Quarter Fiscal 2002.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $7.1 million for First Quarter of Fiscal 2002, a decrease of 31.7% compared to $10.4 million for First Quarter of Fiscal 2001. The decrease in the overall expense was partially due to implementation of SFAS 142, which eliminated goodwill amortization beginning October 1, 2001 and decreased general and administrative expenses by $0.6 million in the current quarter. General and administrative expenses as a percentage of revenue decreased by 2.9%, to 8.1% for First Quarter of Fiscal 2002 compared to 11.0% for First Quarter of Fiscal 2001, primarily due to $2.4 million of restructuring charges recorded in First Quarter Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESEARCH AND DEVELOPMENT EXPENSES aggregated $5.1 million, relatively unchanged, compared to the First Quarter of Fiscal 2001. Research and development expenses, as a percentage of net revenue, increased to 5.8% for First Quarter of Fiscal 2002, compared to 5.4% for First Quarter of Fiscal 2001.

INCOME FROM OPERATIONS increased 50.0%, from $3.4 million in First Quarter of 2001 to $5.1 million in First Quarter of 2002. Operating earnings increased significantly in the MT&S segment, from $1.9 million to $6.6 million, reflecting the $4.2 million of restructuring charges recorded in First Quarter Fiscal 2001. This growth was partially offset by a $3.0 million decline in the operating earnings of the FA segment, driven by lower volume and the recording of a $1.0 million charge for obsolete and surplus inventory in First Quarter Fiscal 2002.

INTEREST EXPENSE decreased to $1.2 million for First Quarter of Fiscal 2002, compared to $1.5 million for First Quarter of Fiscal 2001. This decrease was primarily the result of lower average borrowings under the Company's bank line of credit.

INTEREST INCOME remained flat at $0.1 million for First Quarter of Fiscal 2002, compared to the same amount for First Quarter of Fiscal 2001. Interest income for First Quarter of Fiscal 2002 consisted principally of earnings on short-term investments of excess cash funds.

OTHER (INCOME) EXPENSE for First Quarter of Fiscal 2002 primarily reflects a gain on foreign currency transactions of $1.1 million. Conversely, the other (income) expense for First Quarter of Fiscal 2001 consisted primarily of a loss on foreign currency translation of $0.2 million.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES for First Quarter of Fiscal 2002 reflects a non-cash transition charge to earnings of $13.7 million related to the adoption of SFAS 142. The $2.5 million charge for First Quarter of Fiscal 2001 was due to the adoption of SAB 101 as it related to revenue recognition.

NET LOSS (AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE) increased to $10.0 million for First Quarter of Fiscal 2002, compared to a loss of $1.4 million for First Quarter of Fiscal 2001 primarily as the result of the application of SFAS
142. The effective tax rate for First Quarter of Fiscal 2002 was 30.5%, compared to 33.9% for First Quarter of Fiscal 2001. The decrease in the overall effective tax rate was primarily the result of tax savings initiatives implemented in fiscal 2002 and an increase in the proportion of domestic income to foreign income as compared to fiscal 2001, resulting in the offset of higher foreign tax rates with lower federal and state rates in the U.S.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $18.8 million during the First Quarter of Fiscal 2002, compared to cash provided of $7.6 million during the First Quarter of Fiscal 2001. The increase in cash provided by operating activities during the First Quarter of Fiscal 2002 resulted primarily from improved operating results. Additionally, the Company's working capital initiatives in fiscal year 2002 resulted in a reduction in accounts receivable and inventory of $5.1 million and $5.8 million, respectively, and an increase in advance billings to customers of $5.3 million. These increases in available cash were partially offset during the First Quarter of Fiscal 2002 by the decrease in accrued compensation of $5.3 million due to the payment of fiscal year 2001 year-end incentive compensation.

CASH FLOWS FROM INVESTING ACTIVITIES required cash usage of $1.1 million during the First Quarter of Fiscal 2002, compared with usage of $1.8 million in the First Quarter of Fiscal 2001. Cash was used during each of the periods for additions to property and equipment. Capital expenditures for fiscal 2002 are expected to aggregate approximately $5.0 million. The Company expects these expenditures to be funded primarily with internally generated funds.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $1.2 million during the First Quarter of Fiscal 2002, compared to cash provided of $1.1 million for the First Quarter of Fiscal 2001. During the First Quarter of Fiscal 2002, the Company's increased cash flows from operating activities allowed it to internally fund its dividend payments and purchases of treasury stock.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At December 31, 2001, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance ongoing operations, allow for investment in opportunities to internally grow its business and to make selected strategic acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                                              Payments Due by Period (in thousands of dollars)

         Contractual Obligations                 Total        Less than 1 year     1 - 3 years       4-5 years      After 5 years
         -----------------------              -----------------------------------------------------------------------------------
Long-Term Debt                                 $ 58,504           $ 5,361           $16,059           $14,713           $22,371
Capital Lease Obligations                           353               135               154                63                 1
Operating Leases                                 12,873             3,415             4,840             1,685             2,933
Other Long-Term Obligations                       1,785               166               320               491               808
                                               ----------------------------------------------------------------------------------
                                               $ 73,515           $ 9,077           $21,373           $16,952           $26,113
                                               ==================================================================================

                                                         Amount of Commitment Expiration Per Period (in thousands of dollars)

      Other Contractual Obligations           Committed       Less than 1 year     1 - 3 years       4-5 years      After 5 years
      -----------------------------           -----------------------------------------------------------------------------------
Standby Letters of Credit                      $ 30,371           $16,666           $13,705           $    --           $    --
Guarantees                                        7,776             1,337             6,423                16                --
Other Commercial Commitments                     12,945             2,520             9,557               651               217
                                               ----------------------------------------------------------------------------------
                                               $ 51,092           $20,523           $29,685           $   667           $   217
                                               ==================================================================================

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

The Company's dividend policy is to maintain a payout ratio which allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends in down years. The Company's dividend payout ratio target is approximately 25% of earnings per share over the long term.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

FORWARD LOOKING STATEMENTS

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q/A which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

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

The foregoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Note 6 to the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 1 to the Consolidated Financial Statements included in the Company's 2002 Form 10-K for fiscal year 2002 filed with the SEC.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

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

                10.r Description of the terms of employment of Susan E. Knight (Filed herewith).

                99.1    Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C.
                        1350) (Filed herewith).

                99.2    Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350) (filed herewith).

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MTS SYSTEMS CORPORATION


Dated: December 27, 2002         /s/ Sidney W. Emery, Jr.
                                 -----------------------------------------------
                                 Sidney W. Emery, Jr.
                                 Chairman, President and Chief Executive Officer


Dated: December 27, 2002         /s/ Susan E. Knight
                                 -----------------------------------------------
                                 Susan E. Knight
                                 Vice President and Chief Financial Officer



                                 CERTIFICATIONS

I, Sidney W. Emery, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of MTS Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 27, 2002


                       /S/ SIDNEY W. EMERY, JR.
                       -----------------------------------
                       SIDNEY W. EMERY, JR.
                       CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS
                                   (continued)

I, Susan E. Knight, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of MTS Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 27, 2002


                              /S/ SUSAN E. KNIGHT
                              -----------------------------------
                              SUSAN E. KNIGHT
                              VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                          EXHIBIT INDEX TO FORM 10-Q/A

10.r     Description of the terms of employment of Susan E. Knight.

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).