Form 10-Q/A
period 2002-03-31
MTS SYSTEMS CORP
filed 2002-12-27
CIK 68709

------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q/A

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         _____________

                             ---------------------

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

                     |X|  Yes           |_|  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):N/A


The number of shares outstanding of the Registrant's common stock as of May 10, 2002 was 21,050,846 shares.

 ------------------------------------------------------------------------------

                                EXPLANATORY NOTE

The Company is filing this amendment to Form 10-Q to restate its consolidated financial statements (as more fully discussed in Note 8 of the Condensed Notes to Consolidated Financial Statements) for the three- and six-month periods ended March 31, 2002 and 2001 to restate the Company's second quarter and year-to-date 2002 and comparative second quarter and year-to-date 2001 financial statements to correct various bookkeeping errors and misapplications of generally accepted accounting principles. These adjustments reflect:

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

      (7) The correction of bookkeeping and account reconciliation errors affecting numerous balance sheet and statement of income accounts, including income taxes and long-lived assets; and

      (8) Correction of the Company's effective tax rate, primarily due to incorrect recognition of tax credits, affecting income tax expense and accrued income taxes.

The Company is concurrently filing a Form 10-K which includes audited financial statements for the fiscal year ended September 28, 2002 and restated audited financial statements for the fiscal years ended September 30, 2001 and 2000. Further information regarding the background of the restatement is contained therein.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15, under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly and year-to-date periods ended March 31, 2002 which have been affected by this restatement. This From 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the cumulative effects of previously disclosed changes in accounting principles adopted in fiscal years 2002 and 2001.

                             MTS SYSTEMS CORPORATION

                              REPORT ON FORM 10-Q/A
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets
                  as of March 31, 2002 and September 30, 2001 (restated)                          3

                  Consolidated Statements of Income
                  For the Three and Six Months Ended March 31, 2002 and 2001 (restated)           4

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended March 31, 2002 and 2001 (restated)                     5

                  Condensed Notes to Consolidated Financial Statements                          6 - 14

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                 15 - 22

         Item 3. Qualitative and Quantitative Disclosures About
                 Market Risk                                                                     22

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                             23

         Item 5. Other Information
                 None

         Item 6. Exhibits and Reports on Form 8-K                                              23 - 24

SIGNATURES                                                                                       25

CERTIFICATIONS                                                                                 25 - 29

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)

                                                             March 31     September 30
     ASSETS                                                    2002           2001
                                                            ----------    ------------
                                                            (Restated)     (Restated)
Current Assets:
  Cash and cash equivalents                                 $  54,137      $  17,515
  Accounts receivable, net                                     75,906         97,731
  Unbilled contracts and retainage receivable                  33,920         40,700
  Inventories                                                  47,289         64,308
  Prepaid expenses                                              8,130          5,975
  Current deferred tax asset                                    7,894          7,894
                                                            ---------      ---------

    Total current assets                                      227,276        234,123
                                                            ---------      ---------

Property and Equipment:
  Land                                                          3,247          3,247
  Buildings and improvements                                   46,523         45,785
  Machinery and equipment                                      86,895         91,203
  Accumulated depreciation                                    (75,731)       (74,827)
                                                            ---------      ---------

    Total property and equipment, net                          60,934         65,408
Goodwill                                                        4,157         22,545
Other Assets                                                    6,438          9,867
                                                            ---------      ---------
    Total assets                                            $ 298,805      $ 331,943
                                                            =========      =========

     LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                    $     380      $     428
  Current maturities of long-term debt                          5,299          5,260
  Accounts payable                                             15,339         15,685
  Accrued compensation and benefits                            23,992         33,358
  Advance billings to customers                                27,493         32,884
  Accrued warranty                                              4,800          4,481
  Other accrued liabilities                                    15,296         22,799
                                                            ---------      ---------

    Total current liabilities                                  92,599        114,895

Deferred Income Taxes                                           2,693          2,693
Long-Term Debt, net of current maturities                      52,978         53,617
                                                            ---------      ---------
    Total liabilities                                         148,270        171,205
                                                            ---------      ---------

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 21,072,000 and 21,044,000 shares issued
    and outstanding                                             5,268          5,261
  Additional paid-in capital                                    8,856          9,040
  Retained earnings                                           140,259        147,635
  Accumulated other comprehensive loss                         (3,848)        (1,198)
                                                            ---------      ---------

    Total shareholders' investment                            150,535        160,738
                                                            ---------      ---------
                                                            $ 298,805      $ 331,943
                                                            =========      =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
         (unaudited - in thousands of dollars, except earning per share)

                                                                    For The Three Months Ended        For The Six Months Ended
                                                                             March 31                         March 31
                                                                       2002            2001             2002             2001
                                                                       ----            ----             ----             ----
                                                                    (Restated)      (Restated)       (Restated)       (Restated)
                                                                    ----------      ----------       ----------       ----------
Net revenue                                                          $ 92,075        $ 98,091        $ 179,239        $ 192,746
Cost of revenue                                                        61,198          64,551          117,288          126,288
                                                                     --------        --------        ---------        ---------
Gross profit                                                           30,877          33,540           61,951           66,458
                                                                     --------        --------        ---------        ---------

Operating expenses:
 Selling                                                               13,277          14,223           27,049           28,303
 General and administrative                                             6,864           8,022           14,001           18,390
 Research and development                                               5,504           5,776           10,606           10,864
                                                                     --------        --------        ---------        ---------
   Total operating expenses                                            25,645          28,021           51,656           57,557
                                                                     --------        --------        ---------        ---------

 Income (loss) from operations                                          5,232           5,519           10,295            8,901

Interest expense                                                        1,043           1,544            2,196            3,033
Interest income                                                          (168)           (145)            (305)            (251)
Gain on sale of investments                                            (2,630)             --           (2,630)              --
Other income, net                                                        (447)           (479)          (1,746)            (139)
                                                                     --------        --------        ---------        ---------
   Income before income taxes
     and cumulative effect of accounting changes                        7,434           4,599           12,780            6,258
   Provision for income taxes                                           2,271           1,559            3,904            2,121
                                                                     --------        --------        ---------        ---------
   Income before cumulative effect of
     accounting changes                                                 5,163           3,040            8,876            4,137
   Cumulative effect of accounting changes,
     net of taxes of $4,317 in 2002, and $1,564 in 2001                    --              --          (13,721)          (2,492)
                                                                     --------        --------        ---------        ---------

   Net income (loss)                                                 $  5,163        $  3,040        ($  4,845)       $   1,645
                                                                     ========        ========        =========        =========

Earnings per share:
 Basic -
  Before cumulative effect of accounting changes                     $   0.25        $   0.15        $    0.42        $    0.20
  Cumulative effect of accounting changes, net                             --              --            (0.65)           (0.12)
                                                                     --------        --------        ---------        ---------
  Net income (loss)                                                  $   0.25        $   0.15        ($   0.23)       $    0.08
                                                                     ========        ========        =========        =========

Weighted average number of common shares outstanding - basic           21,057          20,661           21,042           20,691
                                                                     ========        ========        =========        =========

Diluted -
  Before cumulative effect of accounting changes                     $   0.24        $   0.15        $    0.41        $    0.20
  Cumulative effect of accounting changes, net                             --              --            (0.64)           (0.12)
                                                                     --------        --------        ---------        ---------
  Net income (loss)                                                  $   0.24        $   0.15        ($   0.23)       $    0.08
                                                                     ========        ========        =========        =========

Weighted average number of common shares outstanding - diluted         21,336          20,866           21,367           20,817
                                                                     ========        ========        =========        =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                  --------        --------
                                                                 (Restated)      (Restated)
Cash Flows from Operating Activities:
 Net income (loss)                                                $ (4,845)       $  1,645
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                    5,962           7,525
    Non-cash cumulative effect of accounting changes                13,721           2,492
    Gain on sale of investments                                     (2,630)             --
    Deferred income taxes                                               89              (3)
    Bad debt allowance provision                                       483             226
    Inventory provision                                              6,016           5,049
  Changes in operating assets and liabilities:
    Accounts, unbilled contracts and retainage receivables          24,226           9,531
    Inventories                                                      9,769         (12,548)
    Prepaid expenses                                                (2,573)         (2,003)
    Other assets                                                       952          (1,505)
    Accounts payable                                                  (142)         (5,007)
    Accrued compensation and benefits                               (9,181)         (1,317)
    Advance billings to customers                                   (4,546)         12,680
    Accrued warranty                                                   361             205
    Other current liabilities                                         (756)            677
                                                                  --------        --------

        Net cash provided by operating activities                   36,906          17,647
                                                                  --------        --------

Cash Flows from Investing Activities:
  Property and equipment additions                                  (1,817)         (3,423)
  Proceeds from sale of investments                                  4,920              --
                                                                  --------        --------
        Net cash provided by (used in) investing activities          3,103          (3,423)
                                                                  --------        --------

Cash Flows from Financing Activities:
  Net repayments under notes payable to banks                           --          (9,741)
  Proceeds from issuance of long-term debt                              --             423
  Payments of long-term debt                                          (217)           (368)
  Cash dividends                                                    (2,530)         (2,480)
  Proceeds from exercise of stock options                              639              41
  Payments to purchase and retire common stock                        (816)         (1,172)
                                                                  --------        --------

        Net cash used in financing activities                       (2,924)        (13,297)
                                                                  --------        --------

Effect of exchange rate changes on cash                               (463)           (286)
                                                                  --------        --------

        Net increase in cash and cash equivalents                   36,622             641

Cash and cash equivalents, at beginning of period                   17,515           8,211
                                                                  --------        --------

Cash and cash equivalents, at end of period                       $ 54,137        $  8,852
                                                                  ========        ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the periods for:
  Interest expense                                                $  1,615        $  2,327
  Income taxes                                                    $  2,897        $  5,175
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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the SEC, which includes audited financial statements for the fiscal year ended September 28, 2002 and restated audited financial statements for the fiscal years ended September 30, 2001 and 2000. Interim results of operations for the six-month period ended March 31, 2002 may not necessarily be indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company implemented the revenue recognition principles of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the quarter ended March 31, 2002, there were no revenues recognized which had been previously recognized prior to adoption of SAB 101. During the six-month period ended March 31, 2002, the Company recognized $0.4 million of revenues which were previously recognized prior to the adoption of SAB 101. During the three- and six-month periods ended March 31, 2001, the Company recognized $2.0 million and $8.5 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

For orders that are manufactured and delivered in less than twelve months with routine installations and no "special" acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which are deferred until customer acceptance. The remaining

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out accounting method is used in valuing inventories. Inventory consists of the following:

                                       March 31, 2002      September 30, 2001
                                     -----------------    --------------------
                                         (Restated)            (Restated)
                                             (in thousands of dollars)

Customer projects in various
stages of completion                       $ 9,146               $11,716

Components,
assemblies and parts                        38,143                52,592
                                           -------               -------

Total                                      $47,289               $64,308
                                           =======               =======


2. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ended September 28, 2002, annual goodwill amortization of $2.2 million ceased effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to income in the first quarter of fiscal year 2002 of $13.7 million, or $0.64 per diluted share, for impairment of goodwill, net of tax. Earnings for the three- and six-month periods ended March 31, 2002 were positively impacted by $0.02 and $0.03 per diluted share, respectively, from the exclusion of goodwill amortization.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Goodwill for the last three years was:

                                 Goodwill
          -------------------------------------------------------
             Beginning                                 Ending
    Year      Balance    Amortization   Write-off      Balance
    ----      -------    ------------   ---------      -------
                          (in thousands of dollars)

    2000      $27,489      ($2,931)      $    --       $24,558
    2001       24,558       (2,013)           --        22,545
    2002       22,545           --       (18,388)        4,157

Annual amortization of other intangible assets of $1.1 million in fiscal year 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

                                             Fiscal Year
                           ----------------------------------------------------
                             2002          2003       2004       2005      2006
                             ----          ----       ----       ----      ----
                                      (in thousands of dollars)

Amortization Expense        $1,073        $1,022      $567       $517      $287

The following tables set forth pro forma net income and earnings (loss) per share (in thousands except per share amounts):

                                                                              Three Months Ended          Six Months Ended
                                                                                   March 31,                  March 31,
                                                                            -----------------------   -------------------------
                                                                               2002         2001         2002           2001
                                                                            ----------   ----------   ----------     ----------
                                                                           (in thousands of dollars)  (in thousands of dollars)
Income before cumulative effect of accounting changes (restated)            $    5,163   $    3,040   $    8,876     $    4,137
Add back: Goodwill amortization, net of tax                                         --          341           --            670
                                                                            ----------   ----------   ----------     ----------

      Adjusted net income before cumulative effect of accounting changes         5,163        3,381        8,876          4,807
Cumulative effect of accounting changes, net of tax                                 --           --      (13,721)        (2,492)
                                                                            ----------   ----------   ----------     ----------

      Adjusted net income                                                   $    5,163   $    3,381   ($   4,845)    $    2,315
                                                                            ==========   ==========   ==========     ==========

Basic earnings per share before cumulative effect of accounting
  changes (restated)                                                        $     0.25   $     0.15   $     0.42     $     0.20
Add back: Goodwill amortization, net of tax                                         --         0.02           --           0.03
                                                                            ----------   ----------   ----------     ----------

      Basic adjusted earnings per share before cumulative effect of
        accounting changes                                                  $     0.25   $     0.17   $     0.42     $     0.23
Cumulative effect of accounting changes, net of tax                                 --           --        (0.65)         (0.12)
                                                                            ----------   ----------   ----------     ----------

      Adjusted net income (loss) per share                                  $     0.25         0.17   ($    0.23)    $     0.11
                                                                            ==========   ==========   ==========     ==========

Diluted earnings per share before cumulative effect of accounting
  changes (restated)                                                        $     0.24   $     0.15   $     0.41     $     0.20
Add back: Goodwill amortization, net of tax                                         --         0.02           --           0.03
                                                                            ----------   ----------   ----------     ----------

      Diluted adjusted earnings per share before cumulative effect of
        accounting changes                                                  $     0.24   $     0.17   $     0.41     $     0.23
Cumulative effect of accounting changes, net of tax                                 --           --        (0.64)         (0.12)
                                                                            ----------   ----------   ----------     ----------

      Adjusted net income (loss) per share                                  $     0.24   $     0.17   ($    0.23)    $     0.11
                                                                            ==========   ==========   ==========     ==========

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


For the three years ended September 30, 2001, 2000, and 1999, the goodwill amortization, adjusted net income (loss), and basic and diluted earnings (loss) per share are as follows:

                                                                                        September 30,
                                                                           --------------------------------------
                                                                              2001          2000          1999
                                                                           ----------    ----------    ----------
                                                                                  (in thousands of dollars)
Income before cumulative effect of accounting change (restated)            $   13,106    $    3,170    $   11,132
Add back: Goodwill amortization, net of tax                                     1,489         1,535         1,569
                                                                           ----------    ----------    ----------
   Adjusted net income before cumulative effect of accounting
     changes                                                               $   14,595    $    4,705    $   12,701
Cumulative effect of accounting change, net of tax                             (2,492)           --            --
                                                                           ----------    ----------    ----------
   Adjusted net income                                                     $   12,103    $    4,705    $   12,701
                                                                           ==========    ==========    ==========
Basic earnings per share before cumulative effect of accounting
  change (restated)                                                        $     0.63    $     0.15    $     0.54
Add back: Goodwill amortization, net of tax                                      0.07          0.08          0.07
                                                                           ----------    ----------    ----------
   Basic adjusted earnings per share before cumulative effect of
     accounting change                                                     $     0.70    $     0.23    $     0.61
Cumulative effect of accounting change, net of tax                              (0.12)           --            --
                                                                           ----------    ----------    ----------
   Adjusted net income                                                     $     0.58    $     0.23    $     0.61
                                                                           ==========    ==========    ==========
Diluted earnings per share before cumulative effect of accounting
  change (restated)                                                        $     0.62    $     0.15    $     0.53
Add back: Goodwill amortization, net of tax                                      0.07          0.07          0.07
                                                                           ----------    ----------    ----------
   Diluted adjusted earnings per share before cumulative effect of
     accounting change                                                     $     0.69    $     0.22    $     0.60
Cumulative effect of accounting change, net of tax                              (0.12)           --            --
                                                                           ----------    ----------    ----------
   Adjusted net income                                                     $     0.57    $     0.22    $     0.60
                                                                           ==========    ==========    ==========

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has concluded that there will be no impact of adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt this statement in its financial statements issued after May 15, 2002. The Company does not have any activities that will fall under the scope of SFAS 145.

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                  Three Months Ended            Six Months Ended
                                               March 31,      March 31,     March 31,       March 31,
                                                 2002           2001          2002            2001
-----------------------------------------------------------------------------------------------------
                                              (Restated)     (Restated)    (Restated)      (Restated)
                                                       (in thousands, except per share data)
Income (loss) before cumulative effect of       $ 5,163       $ 3,040       $  8,876        $  4,137
   of accouting change
Cumulative effect of accounting changes              --            --        (13,721)         (2,492)
                                                -------       -------       --------        --------
Net income (loss)                               $ 5,163       $ 3,040       $ (4,845)       $  1,645
                                                =======       =======       ========        ========

Weighted average
   common shares outstanding                     21,057        20,661         21,042          20,691

Dilutive potential
   common shares                                    279           205            325             126
----------------------------------------------------------------------------------------------------

Total diluted common shares                      21,336        20,866         21,367          20,817
----------------------------------------------------------------------------------------------------
Basic net income (loss)
   per share                                    $  0.25       $  0.15       $  (0.23)       $   0.08
Diluted net income (loss)
   per share                                    $  0.24       $  0.15       $  (0.23)       $   0.08
----------------------------------------------------------------------------------------------------

4. COMPREHENSIVE INCOME (LOSS)

For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments, the unrealized gain or loss on available-for-sale investments and the net effect of accumulated hedging activity. Comprehensive income (loss) was ($1.7) million and ($0.7) million for the three months ended March 31, 2002 and 2001, respectively, and ($2.7 million) and $0.3 million for the six months ended March 31, 2002 and 2001, respectively.


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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2002 Annual Report on Form 10-K (same as in 2001 Form 10-K as initially filed). In evaluating each segment's performance, management focuses on income from operations. This measurement excludes interest income and expense, income taxes, and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Financial information by reportable segment is as follows:

                                                 Three Months Ended              Six Months Ended
                                                      March 31,                      March 31,
                                                 2002           2001           2002            2001
                                              ----------     ----------     ----------      ----------
                                              (Restated)     (Restated)     (Restated)      (Restated)
                                              (in thousands of dollars)      (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation            $ 74,696       $ 76,404       $ 144,979       $150,343
  Factory Automation                             17,379         21,687          34,260         42,403
                                               --------       --------       ---------       --------
     Total net revenue                         $ 92,075       $ 98,091       $ 179,239       $192,746
                                               ========       ========       =========       ========

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation            $  8,915       $  6,859       $  15,484       $  8,765
  Factory Automatiom                             (3,683)        (1,340)         (5,189)           136
                                               --------       --------       ---------       --------
      Total income from operations             $  5,232       $  5,519       $  10,295       $  8,901
                                               ========       ========       =========       ========

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS Statement No. 133" ("SFAS No. 138"), which requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. Derivatives that are not classified as a hedge are required under SFAS 133 to be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that the impact of the adoption of SFAS 133 was not material to the earnings and financial position of the Company.

The Company periodically enters into forward exchange contracts principally to hedge the estimated cash flow of foreign currency denominated transactions (primarily the EURO, British Pound, Swedish Krona, and the Japanese Yen). These contracts are recognized on the balance sheet at fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date the forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of a contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign currency hedges to specific forecasted transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when the derivative is
(1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; or (3) de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


The Company uses forward exchange contracts to hedge specific foreign exchange currency denominated assets or liabilities on the balance sheet. These are recorded at their fair value with the related gains and losses included in "Other (income) expense, net" on the income statement. Results of these contracts offset in full or in part the gains and losses stemming from the normal mark-to-market of the underlying balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes.

At March 31, 2002 and 2001, the Company had outstanding foreign currency forward contracts with US dollar notional equivalent amounts of $39.4 million, $32.0 million respectively. At March 31, 2002 and 2001 the fair value of the foreign currency forward contracts was $2.2 million and $2.0 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended March 31, 2002 and 2001. At March 31, 2002, approximately $0.2 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. At March 31, 2001, approximately $1.8 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 1.1 years at March 31, 2002, and 1.5 years at March 31, 2001.


7. DEFERRED TAX ASSET

At March 31, 2002, the Company has an aggregate deferred tax asset of $7.9 million in connection with accrued compensation and benefits, inventory reserves, and allowances for doubtful accounts and other assets.

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


8. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

In consultation with its independent auditors, the Company restated its audited financial statements for years ended September 30, 2001 and 2000 and its unaudited financial statements for each of the quarters in the nine-month period ended June 30, 2002 and the fiscal year ended September 30, 2001. See Explanatory Note to this Form 10-Q/A. The aggregate restatement eliminated the net loss of $1.2 million with cumulative positive impacts of $6.3 million to a profit of $5.1 million for second quarter 2002 and reduced net income by $0.8 million to $3.0 million for second quarter 2001. For the quarter ended March 31, 2002, the following restatement items resulted in the most significant adjustments to the period:

      1. Adjustment to a number of previously unreconciled inventory and related reserves and the correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which collectively resulted in a reduction to previously reported cost of sales of $6.0 million;

      2. Correction of the accounting for residual values of certain fixed assets and asset retirements that should have been recorded in several prior periods, which resulted in a $3.1 million decrease to previously reported cost of sales and various other expense categories;

      3. Correction of an error in the calculation of FAS 133 currency hedge gains, which reduced previously reported income by $1.1 million;

      4. The correction of errors in the Company's recognition of income tax credits, which resulted in an 8 percentage-point reduction in the effective tax rate.

For the quarter ended March 31, 2001, the following restatement items resulted in the most significant adjustments to the period:

      1. Reconciliation of inventories and related reserve accounts, which resulted in an increase in previously reported cost of sales of $1.7 million;

      2. The correction of errors in the Company's recognition of income tax credits, which resulted in a 5 percentage-point reduction in the effective tax rate.

Correction of other bookkeeping errors in both the current and prior year quarters resulted in additional impacts to various income statement and balance sheet amounts.

For the six months ended March 31, 2002 and 2001, the aggregate restatement impacted reported net income before cumulative effect of accounting changes by an increase of $7.9 million and a decrease of $1.4 million, respectively.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


The restated results for the six months ended March 31, 2002 also reflect the impact of the cumulative effect of a change in accounting principle of $13.7 million, net of tax, related to adoption of SFAS 142, which was originally recorded in the third quarter ended June 30, 2002 with a retroactive charge to the first quarter ended December 31, 2001. Similarly, the restated results for the six months ended March 31, 2001 also reflect the impact of the cumulative effect of a change in accounting principle of $2.5 million, net of tax, related to the adoption of SAB 101, which was originally recorded in the fourth quarter ended September 30, 2001 with a retroactive charge to the first quarter ended December 31, 2000. In this Form 10-Q/A, references or comparisons to results for the three and six months ended March 31, 2001 and March 31, 2002 are to the restated results.

The effects of the restatements are as follows;

STATEMENT OF INCOME DATA:               For the quarter ended        For the six months ended
                                           March 31, 2002                 March 31, 2002
                                      ------------------------      -------------------------
                                      As reported     Restated      As reported      Restated
                                      -----------     --------      -----------      --------
Net revenue                            $ 92,030       $ 92,075       $ 176,798       $ 179,239
Cost of revenue                          70,211         61,198         124,658         117,288
Gross profit                             21,819         30,877          52,140          61,951
Operating expenses                       24,985         25,645          50,820          51,656
Income (loss) from operations            (3,166)         5,232           1,320          10,295
Gain on Sale of Investments                  --         (2,630)             --          (2,630)
Other (income) expense, net              (2,134)        (3,077)         (2,197)         (4,376)
Income before income taxes               (1,907)         7,434           1,626          12,780
Income before cumulative effect          (1,178)         5,163           1,004           8,876
Cumulative effect (1)                        --             --              --         (13,721)
Net income (loss)                        (1,178)         5,163           1,004          (4,845)
Basic earnings (loss) per share           (0.06)          0.25            0.05           (0.23)
Diluted earnings (loss) per share      $  (0.06)      $   0.24       $    0.05       $   (0.23)

BALANCE SHEET DATA:                       March 31, 2002
                                     ------------------------
                                     As reported     Restated
                                     -----------     --------

Accounts receivable, net               $ 75,836      $ 75,906
Inventories                              45,679        47,289
Prepaid expense                           8,346         8,130
Deferred tax asset                           --         7,894
Total current assets                    217,917       227,276
Machinery and equipment                  91,716        86,895
Goodwill                                     --         4,157
Other assets                             30,080         6,438
Accounts payable                         16,418        15,339
Accrued compensation and benefits        23,479        23,992
Advanced billings to customers           25,650        27,493
Other accrued liabilities                15,791        20,096
Total current liabilities                87,019        92,599
Shareholders' investment               $163,519      $150,535

CASH FLOW DATA:                      For the six months ended
                                          March 31, 2002
                                     ------------------------
                                     As reported     Restated
                                     -----------     --------

Net cash from operating activities     $ 37,540      $ 36,906
Net cash from investing activities        1,621         3,103
Net cash used in financing activities    (2,923)       (2,924)
Net increase in cash                     36,621        36,622


(1) The ($13,721) cumulative effect of change in accounting principle related to the Company's adoption of SFAS 142 was first reported in the quarter ended June 30, 2002.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

STATEMENT OF INCOME DATA:            For the quarter ended        For the six months ended
                                         March 31, 2001                March 31, 2001
                                   -------------------------      -------------------------
                                   As reported      Restated      As reported      Restated
                                   -----------      --------      -----------      --------
Net revenue                          $ 98,272       $ 98,091       $ 189,835       $ 192,746
Cost of revenue                        62,672         64,551         122,283         126,288
Gross profit                           35,600         33,540          67,552          66,458
Operating expenses                     28,254         28,021          55,865          57,557
Income from operations                  7,345          5,519          11,687           8,901
Other (income) expense, net              (461)          (479)           (268)           (139)
Income before income taxes              6,407          4,599           9,173           6,258
Income before cumulative effect         3,853          3,040           5,551           4,137
Cumulative effect (2)                      --             --          (2,263)         (2,492)
Net income                              3,853          3,040           3,288           1,645
Basic earnings per share                 0.19           0.15            0.16            0.08
Diluted earnings per share           $   0.18       $   0.15       $    0.16       $    0.08

BALANCE SHEET DATA:                      March 31, 2001
                                    -----------------------
                                    As reported    Restated
                                    -----------    --------

Accounts receivable, net             $ 90,030      $ 90,100
Inventories                            77,856        71,263
Prepaid expense                        11,912        11,912
Deferred tax asset                         --         5,443
Total current assets                  221,194       220,114
Machinery and equipment               109,976        91,347
Goodwill                                   --        23,478
Other assets                           33,291         9,188
Accounts payable                       17,934        16,908
Accrued compensation and benefits      25,740        25,388
Advanced billings to customers         33,236        35,327
Other accrued liabilities              17,716        20,958
Total current liabilities             102,336       106,291
Total shareholders' investment       $157,803      $151,934

CASH FLOW DATA:                        For the six months ended
                                            March 31, 2001
                                       ------------------------
                                       As reported     Restated
                                       -----------     --------

Net cash from operating activities      $ 19,038       $17,647
Net cash from investing activities        (5,211)       (3,923)
Net cash used in financing activities    (13,297)      (13,297)
Net increase in cash                         640           641

(2) The ($2,263) cumulative effect of change in accounting principle related to the Company's adoption of SAB 101 was first reported in the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to the Company's previously reported consolidated financial statements for the second quarter of fiscal 2002 and the second quarter of fiscal 2001.


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

Revenue Recognition. The Company implemented the revenue recognition principles of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the quarter ended March 31, 2002, there were no revenues recognized which had been previously recognized prior to adoption of SAB 101. During the six-month period ended March 31, 2002, the Company recognized $0.4 million of revenues which were previously recognized prior to the adoption of SAB 101. During the three- and six-month periods ended March 31, 2001, the Company recognized $2.0 million and $8.5 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

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


NEW ACCOUNTING PRINCIPLES

In July 2001, the FASB issued two new statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ended September 28, 2002, annual goodwill amortization of $2.2 million ceased effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to income in the first quarter of its fiscal year 2002 ended September 30, 2002 of $13.7 million, or $0.64 per diluted share, for impairment of goodwill, net of tax. Earnings per share for the three and six-month periods ended March 31, 2002 were positively impacted by $0.02 and $0.03 per diluted share, respectively, from the exclusion of goodwill amortization.

Goodwill for the last three years was:

                                    Goodwill
           -----------------------------------------------------
              Beginning                                 Ending
     Year      Balance    Amortization   Write-off      Balance
     ----      -------    ------------   ---------      -------
                           (in thousands of dollars)

     2000      $27,489      ($2,931)      $    --       $24,558
     2001       24,558       (2,013)           --        22,545
     2002       22,545           --       (18,388)        4,157

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Annual amortization of other intangible assets of $1.1 million in fiscal year 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

                                              Fiscal Year
                      --------------------------------------------------------
                           2002        2003       2004      2005      2006
                           ----        ----       ----      ----      ----
                                       (in thousands of dollars)

Amortization Expense      $1,073      $1,022      $567      $517      $287


The following tables set forth pro forma net income (loss) and earnings (loss) per share (in thousands except per share amounts):

                                                                              Three Months Ended            Six Months Ended
                                                                                   March 31                     March 31
                                                                            ------------------------    ------------------------
                                                                               2002          2001          2002          2001
                                                                            ----------    ----------    ----------    ----------
                                                                           (in thousands of dollars)    (in thousands of dollars)
Income before cumulative effect of accounting change (restated)             $    5,163    $    3,040    $    8,876    $    4,137
Add back: Goodwill amortization, net of tax                                         --           341            --           670
                                                                            ----------    ----------    ----------    ----------
   Adjusted net income before cumulative effect of accounting changes            5,163         3,381         8,876         4,807
Cumulative effect of accounting changes, net of tax                                 --            --       (13,721)       (2,492)
                                                                            ----------    ----------    ----------    ----------
   Adjusted net income (loss)                                               $    5,163    $    3,381    ($   4,845)   $    2,315
                                                                            ==========    ==========    ==========    ==========

Basic earnings per share before cumulative effect of accounting changes
 (restated)                                                                 $     0.25    $     0.15    $     0.42    $     0.20
Add back: Goodwill amortization, net of tax                                         --          0.02            --          0.03
                                                                            ----------    ----------    ----------    ----------
   Basic adjusted earnings per share before cumulative effect of
     accounting changes                                                     $     0.25    $     0.17    $     0.42    $     0.23
Cumulative effect of accounting changes, net of tax                                 --            --         (0.65)        (0.12)
                                                                            ----------    ----------    ----------    ----------
   Adjusted net income (loss)                                               $     0.25          0.17    ($    0.23)   $     0.11
                                                                            ==========    ==========    ==========    ==========

Diluted earnings per share before cumulative effect of accounting
  changes (restated)                                                        $     0.24    $     0.15    $     0.41    $     0.20
Add back: Goodwill amortization, net of tax                                         --          0.01            --          0.03
                                                                            ----------    ----------    ----------    ----------
   Diluted adjusted earnings per share before cumulative effect of
     accounting changes                                                     $     0.24    $     0.16    $     0.41    $     0.23
Cumulative effect of accounting changes, net of tax                                 --            --         (0.64)        (0.12)
                                                                            ----------    ----------    ----------    ----------
   Adjusted net income (loss)                                               $     0.24    $     0.16    ($    0.23)   $     0.11
                                                                            ==========    ==========    ==========    ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


For the three years ended September 30, 2001, 2000, and 1999 the goodwill amortization, adjusted net income (loss), and basic and diluted earnings (loss) per share are as follows:

                                                                                                         September 30,
                                                                                           ----------------------------------------
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
                                                                                           ==========      ==========    ==========

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has concluded that will be no impact of adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt this statement in its financial statements issued after May 15, 2002. The Company does not have any activities that will fall under the scope of SFAS 145.

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


NEW CUSTOMER ORDERS AND BACKLOG

THREE MONTHS ENDED MARCH 31, 2002 ("SECOND QUARTER OF FISCAL 2002") COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 ("SECOND QUARTER OF FISCAL 2001")

New orders from customers during Second Quarter of Fiscal 2002 aggregated $87.5 million, compared to customer orders of $86.3 million booked during Second Quarter of Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Orders for the Mechanical Testing and Simulation ("MT&S") segment increased 8.4% to $72.5 million, compared to customer orders of $66.9 million for Second Quarter of Fiscal 2001. Orders for custom projects in the quarter offset general weakness in standard short-cycle products, particularly in North America. Significant bookings included durability testing equipment for several German automotive OEMs, extensive performance evaluation equipment in the Formula 1 racing market, and testing equipment for geological and civil structures worldwide. The MT&S segment accounted for 82.9% of total Company orders for Second Quarter of Fiscal 2002, compared to 77.5% for the Second Quarter of Fiscal 2001.

Orders for the Factory Automation ("FA") segment decreased to $15.0 million for Second Quarter of Fiscal 2002 from $19.4 million for Second Quarter of Fiscal 2001, down 22.7%. The decline in orders was the result of continued general worldwide weakness in the automotive, semiconductor, and industrial markets. The FA segment accounted for 17.1% of total Company orders during Second Quarter of Fiscal 2002, compared to 22.5% in Second Quarter of Fiscal 2001.

SIX MONTHS ENDED MARCH 31, 2002 ("FIRST HALF OF FISCAL 2002") COMPARED TO SIX MONTHS ENDED MARCH 31, 2001 ("FIRST HALF OF FISCAL 2001")

New orders for the First Half of Fiscal 2002 aggregated $184.2 million, a decrease of 3.4% compared to $190.6 million for the First Half of Fiscal 2001.

Orders for the MT&S segment of $154.2 million in First Half of Fiscal 2002 increased approximately $4.7 million compared to $149.5 million in the First Half of Fiscal 2001. This segment accounted for 83.7% of total new orders in First Half of Fiscal 2002, compared to 78.4% for First Half of Fiscal 2001. Orders for the FA segment of $30.0 million in First Half of Fiscal 2002 decreased 27.2% from the orders booked in First Half of Fiscal 2001 of $41.2 million. The FA segment accounted for 16.3% of total orders during First Half of 2002, compared to 21.6% in First Half of Fiscal 2001.

Backlog of undelivered orders at March 31, 2002 was $161.0 million, an increase of 1.8% from the backlog of $158.1 million at September 30, 2001 and a decrease of 10.3% from the backlog of $179.5 million at March 31, 2001. The Company's backlog is subject to order cancellations.


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

NET REVENUE for Second Quarter of Fiscal 2002 was $92.1 million, a decrease of $6.0 million, or 6.1%, compared to $98.1 million in the Second Quarter of Fiscal 2001. A decline in North America of 16% was partially offset by growth in Europe and Asia of 2% and 9%, respectively. The decrease in net revenue was principally due to the slowdown in the automotive-related businesses. The continued weakness in the North American automotive business had a negative effect on both the Mechanical Testing and Simulation and the Factory Automation segments. Revenue from European and Asian markets for Second Quarter of Fiscal 2002 represented 52.4% of total net revenues, compared to 46.8% for Second Quarter of Fiscal 2001.

GROSS PROFIT for Second Quarter of Fiscal 2002 decreased to $30.9 million, down 7.8% compared to gross profit of $33.5 million for Second Quarter of Fiscal 2001. Gross profit as a percentage of net revenue was 33.6% for Second Quarter of Fiscal 2002, down from the 34.2% reported for Second Quarter of Fiscal 2001. The gross margin for the MT&S segment was 37.0% for Second Quarter of Fiscal 2002, up 1.8% compared to Second Quarter of Fiscal 2001, primarily due to favorable product mix for the quarter. Gross profit for the FA segment was 18.5% for Second Quarter of Fiscal 2002, compared to 30.6% for the Second Quarter of Fiscal 2001. The decrease was primarily the result of a reduction in sales volume, resulting in excess capacity.

SELLING EXPENSES were $13.3 million for Second Quarter of Fiscal 2002, a decrease of 6.3% from $14.2 million for Second Quarter of Fiscal 2001 a decline in proportion with the reduced sales level for the quarter. Selling expense as a percentage of net revenue was 14.4% for Second Quarter of Fiscal 2002, roughly flat with selling expense of 14.5% for Second Quarter of Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


GENERAL AND ADMINISTRATIVE EXPENSES totaled $6.9 million for Second Quarter of Fiscal 2002, a decrease of 13.8% compared to $8.0 million for Second Quarter of Fiscal 2001. General and administrative expenses as a percentage of net revenue decreased by 0.7% from 8.2% for Second Quarter of Fiscal 2001 to 7.5% for Second Quarter of Fiscal 2002. The decrease in the overall expense was partially due to implementation of SFAS 142, which eliminated goodwill amortization beginning October 1, 2001 and decreased general and administrative expenses by $0.6 million in the current quarter. Decreased spending was also the result of cost reduction and productivity initiatives that were implemented in fiscal year 2001.

RESEARCH AND DEVELOPMENT EXPENSES totaled $5.5 million for the Second Quarter of 2002, a decrease of 5.2% compared to $5.8 million for the Second Quarter of Fiscal 2001. Research and development expenses as a percentage of net revenue were 6.0% for Second Quarter of Fiscal 2002, roughly flat with research and development expenses of 5.9% for the Second Quarter of Fiscal 2001.

INCOME FROM OPERATIONS decreased 5.5%, from $5.5 million in Second Quarter of 2001 to $5.2 million in the Second Quarter of 2002. Operating earnings increased significantly in the MT&S segment, from $6.9 million to $8.9 million. This growth was offset by a $2.3 million decline in the operating earnings of the FA segment.

INTEREST EXPENSE decreased to $1.0 million for Second Quarter of Fiscal 2002 compared to $1.5 million for the Second Quarter of Fiscal 2001. This decrease was primarily the result of lower average borrowings under the Company's bank line of credit. Interest expense as a percentage of net revenue decreased to 1.1% for Second Quarter of Fiscal 2002, compared to 1.5% for the Second Quarter of Fiscal 2001.

INTEREST INCOME increased to $0.2 million for Second Quarter of Fiscal 2002 compared to $0.1 million for Second Quarter of Fiscal 2001. Interest income for Second Quarter of Fiscal 2002 consisted principally of earnings on short-term investments of excess cash funds.

OTHER INCOME AND EXPENSE for Second Quarter of Fiscal 2002 primarily reflects a non-recurring $2.6 million gain on the sale of an investment. Other income and expense for Second Quarter of Fiscal 2001 consisted primarily of a gain on foreign currency transactions of $0.5 million.

NET INCOME increased to $5.2 million for Second Quarter of Fiscal 2002 compared to net income of $3.0 million for Second Quarter of Fiscal 2001. Net income as a percentage of net revenue increased to 5.6% for Second Quarter of Fiscal 2002, compared to income of 3.1% for Second Quarter of Fiscal 2001. The effective tax rate for Second Quarter of Fiscal 2002 was 30.5% compared to 33.9% for Second Quarter of Fiscal 2001. The decrease in the overall effective tax rate was primarily the result of tax savings initiatives implemented in Fiscal 2002 and an increase in the proportion of domestic income to foreign income as compared to Fiscal 2001, resulting in the offset of higher foreign tax rates with lower federal and state rates in the U.S.


FIRST HALF OF FISCAL 2002 COMPARED TO FIRST HALF OF FISCAL 2001

NET REVENUE for First Half of Fiscal 2002 was $179.2 million, a decrease of $13.5 million, or 7.0%, compared to $192.7 million in the First Half of Fiscal 2001. The decrease in net revenue was principally due to the slowdown in the automotive-related businesses. The continued weakness in the North American automotive business had a negative effect on both the Mechanical Testing and Simulation and the Factory Automation segments. Revenue from European and Asian markets for First Half of Fiscal 2002 represented 52.6% of net revenues, compared to 44.9% of revenues for First Half of Fiscal 2001. Revenue generated by the MT&S segment was $144.9 million during the First Half of 2002, a decrease of $5.4 million compared to First Half of Fiscal 2001. The FA segment revenue declined to $34.3 million for the First Half of Fiscal 2002, compared to $42.4 million for First Half of Fiscal 2001.

GROSS PROFIT for First Half of Fiscal 2002 decreased to $62.0 million, down 6.8% compared to gross profit of $66.5 million for First Half of Fiscal 2001. The fluctuation in margin was primarily due to lower revenue volume. Gross profit as a percentage of net revenue was 34.6% for First Half of Fiscal 2002, approximately flat with the 34.5% reported in First Half of Fiscal 2001.

SELLING EXPENSES decreased to $27.0 million in First Half of Fiscal 2002, or 4.6%, from $28.3 million for First Half of Fiscal 2001. Selling expense as a percentage of net revenue increased to 15.1% in First Half of Fiscal 2002, compared to 14.7% for First Half of Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES totaled $14.0 million for First Half of Fiscal 2002, a decrease of 23.9% compared to $18.4 million for First Half of Fiscal 2001. The decrease was largely due to $2.4 million of restructuring charges recorded in the First Half of Fiscal 2001. The decrease in the overall expense was also partially due to the implementation of SFAS 142, which eliminated goodwill amortization expense beginning October 1, 2001 and decreased general and administrative expenses by $1.1 million in the First Half of 2002. General and administrative expenses as a percentage of net revenue decreased by 1.7%, from 9.5% in First Half of Fiscal 2001 to 7.8% in First Half of Fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES decreased slightly to $10.6 million in First Half of Fiscal 2002 compared to $10.9 million in First Half of 2001. Research and development expense as a percentage of net revenue increased slightly to 5.9% in First Half of Fiscal 2002, compared to 5.7% in First Half of Fiscal 2001.

INCOME FROM OPERATIONS increased substantially, by 15.7%, from $8.9 million in First Half of 2001 to $10.3 million in First Half of 2002. Operating earnings increased significantly in the MT&S segment, from $8.8 million to $15.5 million. This growth was offset by a $5.3 million decline in the operating earnings of the FA segment.

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

OTHER INCOME AND EXPENSE reflects income of $1.8 million in First Half of Fiscal 2002, compared to income of $0.1 million in First Half of Fiscal 2001. This increase primarily reflects a gain on foreign currency transactions of $1.1 million in the First Half of 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES for First Half of Fiscal 2002 reflects a non-cash transition charge to income of $13.7 million related to the adoption of SFAS 142. The $2.5 million charge for First Half of Fiscal 2001 was due to the adoption of SAB 101 as it related to revenue recognition.

NET INCOME (LOSS) yielded a net loss of $4.8 million for First Half of Fiscal 2002, compared to net income of $1.6 million for First Half of Fiscal 2001. The decrease is primarily the result of adoption of SFAS 142 in Fiscal 2002 and the related cumulative effect. Before the cumulative effect of accounting change, net income increased $4.7 million, partially due to the non-recurring gain of $2.6 million on the sale of an investment recorded in the First Half of 2002. The improved earnings were also due to the Company's focus on several cost control initiatives and the alignment of resources with current and anticipated economic conditions. Net loss as a percentage of net revenue was 2.7% for First Half of Fiscal 2002, and net income as a percentage of revenue was 0.9% for First Half of Fiscal 2001. The effective tax rate for First Half of Fiscal 2002 was 30.6%, compared to 33.9% for First Half of Fiscal 2001.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $36.9 million during the First Half of Fiscal 2002, compared to cash provided of $17.6 million during the First Half of Fiscal 2001. The increase in cash provided by operating activities during the First Half of Fiscal 2002 was the result of working capital improvements in the operations of the core business and reductions in accounts receivable of $24.2 million and inventories of $9.8 million. These increases in available cash were partially offset during the First Half of Fiscal 2002 by a decrease in accrued compensation and benefits of $9.2 million and advance billings to customers of $4.5 million.

CASH FLOWS FROM INVESTING ACTIVITIES provided cash of $3.1 million during the First Half of Fiscal 2002, compared with cash usage of $3.4 million in the First Half of Fiscal 2001. Cash was provided by investing activities in 2002 principally provided through $4.9 million gross proceeds from the sale of an investment during Second Quarter of Fiscal 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $2.9 million during the First Half of Fiscal 2002, compared to usage of $13.3 million for the First Half of Fiscal 2001. During the First Half of Fiscal 2002, the Company's increase in cash flows from operating activities allowed it to internally fund its capital expenditures, dividend payments, and purchases of treasury stock.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    Contractual Obligations            Total       Less than 1 year    1 - 3 years        4-5 years       After 5 years
    -----------------------         -----------------------------------------------------------------------------------
Long-Term Debt                        $57,620            5,299            16,059            14,713            21,549
Capital Lease Obligations                 353              135               154                63                 1
Operating Leases                       12,873            3,415             4,840             1,685             2,933
Other Long-Term Obligations             1,785              166               320               491               808
                                    ---------------------------------------------------------------------------------
                                      $72,631          $ 9,015           $21,373           $16,952           $25,291
                                    =================================================================================



                                            Amount of Commitment Expiration Per Period (in thousands of dollars)
                                  Total Amounts
 Other Commercial Commitments         Committed    Less than 1 year    1 - 3 years        4-5 years       After 5 years
 ----------------------------       -----------------------------------------------------------------------------------
Standby Letters of Credit             $ 30,371         $ 16,666          $13,705              $ --            $ --
Guarantees                               7,776            1,337            6,423                16              --
Other Comercial Commitments             12,945            2,520            9,557               651             217
                                    ------------------------------------------------------------------------------
                                      $ 51,092         $ 20,523          $29,685              $667            $217
                                    ==============================================================================

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

       (ii) Possible significant volatility in both backlog and quarterly operating results may result from individual large, fixed price orders in connection with sales of MT&S systems.

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

       (viii) The Company's short-term borrowings carry interest rate risk that is generally related to either LIBOR or the prime rate. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of the debt

The foregoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Note 6 to the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K for Fiscal Year 2002 filed with the SEC.

                           PART II--OTHER INFORMATION

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

            There were no abstentions or broker non-votes for any of the directors.

      (c) Shareholders approved the 2002 Employee Stock Purchase Plan with 17,054,097 votes in favor, 1,411,357 votes against, and 67,300 votes abstained. There were 304,903 broker non-votes.

      (d) Arthur Andersen LLP was ratified to serve as the Company's independent auditors for fiscal year 2002 with 18,772,656 votes in favor, 1,411,357 votes against, and 123,949 votes abstained. There were 115,991 broker non-votes.

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

                                      MTS SYSTEMS CORPORATION

Date: December 27, 2002               /s/ Sidney W. Emery, Jr.
                                      ------------------------------------------
                                      Sidney W. Emery, Jr.
                                      Chairman, President and
                                      Chief Executive Officer


Date: December 27, 2002               /s/ Susan E. Knight
                                      ------------------------------------------
                                      Susan E. Knight
                                      Vice President and Chief Financial Officer



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

Date: December 27, 2002

                                /S/ SIDNEY W. EMERY JR.
                                -----------------------------------
                                SIDNEY W. EMERY JR.
                                CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

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