Form 10-Q/A
period 2002-06-30
MTS SYSTEMS CORP
filed 2002-12-27
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         ____________

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

                                EXPLANATORY NOTE

The Company is filing this amendment to Form 10-Q to adjust its consolidated financial statements (as more fully discussed in Note 9 of the Condensed Notes to Consolidated Financial Statements) for the three- and nine-month periods ended June 30, 2002 and 2001 to restate the Company's third quarter and year-to-date 2002 and comparative third quarter and year-to-date 2001 financial statements to correct various bookkeeping errors and misapplications of generally accepted accounting principles. These adjustments reflect:

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

      (3) Correction to a number of previously unreconciled inventory accounts and related reserves and the correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which collectively impacted cost of sales and inventory balances;

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

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly and year-to-date periods ended June 30, 2002 which have been affected by this restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the cumulative effects of changes in accounting principles adopted in fiscal years 2002 and 2001.

                             MTS SYSTEMS CORPORATION

                              REPORT ON FORM 10-Q/A
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 as of June 30, 2002 and September 30, 2001 (restated)                            3

                 Consolidated Statements of Income
                 For the Three and Nine Months Ended June 30, 2002 and 2001 (restated)            4

                 Consolidated Statements of Cash Flows
                 For the Nine Months Ended June 30, 2002 and 2001 (restated)                      5

                 Condensed Notes to Consolidated Financial Statements                            6-15

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  16-24

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risks                                                                     24

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                               25-26

SIGNATURES                                                                                        27

CERTIFICATIONS                                                                                  27-28

PART 1 - FINANCIAL STATEMENTS

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)

                                                              June 30     September 30
     ASSETS                                                    2002           2001
                                                            ---------     ------------
                                                            (Restated)     (Restated)
Current Assets:
  Cash and cash equivalents                                 $  89,508      $  17,515
  Accounts receivable, net                                     69,828         97,731
  Unbilled contracts and retainage receivable                  35,040         40,700
  Inventories                                                  43,053         64,308
  Prepaid expenses                                              5,748          5,975
  Current deferred tax asset                                    7,894          7,894
                                                            ---------      ---------

    Total current assets                                      251,071        234,123
                                                            ---------      ---------

Property and Equipment:
  Land                                                          3,247          3,247
  Buildings and improvements                                   46,680         45,785
  Machinery and equipment                                      87,275         91,203
  Accumulated depreciation                                    (76,949)       (74,827)
                                                            ---------      ---------

    Total property and equipment, net                          60,253         65,408

Goodwill                                                        4,272         22,545
Other Assets                                                    6,745          9,867

                                                            ---------      ---------
                                                            $ 322,341      $ 331,943
                                                            =========      =========

     LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                    $     421      $     428
  Current maturities of long-term debt                          5,309          5,260
  Accounts payable                                             14,548         15,685
  Accrued compensation and benefits                            29,388         33,358
  Advance billings to customers                                40,037         32,884
  Accrued warranty                                              4,950          4,481
  Other accrued liabilities                                    14,663         22,799
                                                            ---------      ---------
    Total current liabilities                                 109,316        114,895

Deferred Income Taxes                                           2,693          2,693
Long-Term Debt, net of current maturities                      52,605         53,617
                                                            ---------      ---------

    Total liabilities                                         164,614        171,205
                                                            ---------      ---------

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares
    authorized: 21,184,000 and 21,044,000 shares issued
    and outstanding                                             5,296          5,261
  Additional paid-in capital                                    9,614          9,040
  Retained earnings                                           142,257        147,635
  Accumulated comprehensive income (loss)                         560         (1,198)
                                                            ---------      ---------

    Total shareholders' investment                            157,727        160,738
                                                            ---------      ---------

                                                            $ 322,341      $ 331,943
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

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
                      (unaudited - in thousands of dollars,
                         except earnings per share data)

                                                                     For The Three Months Ended    For The Nine Months Ended
                                                                              June 30                       June 30
                                                                         2002          2001           2002           2001
                                                                         ----          ----           ----           ----
                                                                      (Restated)    (Restated)     (Restated)     (Restated)
                                                                      ----------    ----------     ----------     ----------
Net revenue                                                            $ 86,705      $ 98,767      $ 265,944      $ 291,513
Cost of revenue                                                          53,657        61,597        170,945        187,885
                                                                       --------      --------      ---------      ---------
Gross profit                                                             33,048        37,170         94,999        103,628
                                                                       --------      --------      ---------      ---------

Operating expenses:
 Selling                                                                 13,130        14,480         40,179         42,783
 General and administrative                                               9,100         9,704         23,101         28,094
 Research and development                                                 4,408         5,528         15,014         16,392
                                                                       --------      --------      ---------      ---------
   Total operating expenses                                              26,638        29,712         78,294         87,269
                                                                       --------      --------      ---------      ---------

 Income from operations                                                   6,410         7,458         16,705         16,359

Interest expense                                                          1,016         1,175          3,212          4,208
Interest income                                                            (225)         (111)          (530)          (362)
(Gain) on sale of investments                                                --            --         (2,630)            --
Other income, net                                                           927          (232)          (819)          (371)
                                                                       --------      --------      ---------      ---------
   Income before income taxes                                             4,692         6,626         17,472         12,884
      and cumulative effect of accounting changes
   Provision for income taxes                                             1,433         2,246          5,337          4,367
                                                                       --------      --------      ---------      ---------

   Income before cumulative effect of accounting changes                  3,259         4,380         12,135          8,517
   Cumulative effect of accounting changes,
     net of taxes of $4,317 in 2002, and $1,564 in 2001                      --            --        (13,721)        (2,492)
                                                                       --------      --------      ---------      ---------

   Net income (loss)                                                   $  3,259      $  4,380      ($  1,586)     $   6,025
                                                                       ========      ========      =========      =========

Earnings per share:
  Basic -
   Before cumulative effect of accounting changes                      $   0.15      $   0.21      $    0.57      $    0.41
   Cumulative effect of accounting changes, net                              --            --          (0.65)         (0.12)
                                                                       --------      --------      ---------      ---------
   Net income (loss)                                                   $   0.15      $   0.21      ($   0.08)     $    0.29
                                                                       ========      ========      =========      =========
Weighted avgerage number of common shares outstanding - basic            21,123        20,672         21,069         20,685
                                                                       ========      ========      =========      =========

Diluted -
   Before cumulative effect of accounting changes                      $   0.15      $   0.21      $    0.57      $    0.41
   Cumulative effect of accounting changes, net                              --            --          (0.64)         (0.12)
                                                                       --------      --------      ---------      ---------
   Net income (loss)                                                   $   0.15      $   0.21      ($   0.07)     $    0.29
                                                                       ========      ========      =========      =========
Weighted avgerage number of common shares outstanding - diluted          21,411        21,090         21,381         20,908
                                                                       ========      ========      =========      =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                             Nine Months Ended June 30,
                                                             --------------------------
                                                                 2002          2001
                                                              ----------    ----------
                                                              (Restated)    (Restated)
Cash Flows from Operating Activities:
 Net income (loss)                                             $ (1,586)     $  6,025
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                  8,668        10,923
   Non-cash cumulative effect of accounting change               13,721         2,492
   Gain on sale of investments                                   (2,630)           --
   Deferred income taxes                                           (105)           55
   Bad debt allowance provision                                     760           304
   Inventory reserve provision                                    7,774         6,937
  Changes in operating assets and liabilities:
   Accounts, unbilled contracts and retainage receivables        34,875        15,912
   Inventories                                                   14,056        (8,692)
   Prepaid expenses                                                 229        (2,053)
   Other assets                                                     872        (1,281)
   Accounts payable                                              (1,257)       (7,148)
   Accrued compensation and benefits                             (4,207)        2,234
   Advance billings to customers                                  6,831         9,288
   Accrued warranty                                                 420           179
   Other current liabilities                                     (4,800)        1,185
                                                               --------      --------

       Net cash provided by operating activities                 73,621        36,360
                                                               --------      --------

Cash Flows from Investing Activities:
   Additions to property plant and equipment                     (2,348)       (5,326)
   Proceeds from sale of investments                              4,920            --
                                                               --------      --------
       Net cash provided by (used in) investing activities        2,572        (5,326)
                                                               --------      --------
Cash Flows from Financing Activities:
   Net repayments under notes payable to banks                       --       (11,280)
   Proceeds from issuance of long-term debt                          --           423
   Payments of long-term debt                                    (1,326)         (990)
   Cash dividends                                                (3,794)       (3,729)
   Proceeds from exercise of stock options                        1,445         1,848
   Payments to purchase and retire common stock                    (836)       (1,564)
                                                               --------      --------

       Net cash used in financing activities                     (4,511)      (15,292)
                                                               --------      --------

Effect of exchange rate changes on cash                             311          (409)
                                                               --------      --------

       Net increase in cash and cash equivalents                 71,993        15,333

Cash and cash equivalents, at beginning of period                17,515         8,211
                                                               --------      --------

Cash and cash equivalents, at end of period                    $ 89,508      $ 23,544
                                                               ========      ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the periods for:
  Interest                                                     $  3,117      $  2,992
  Income taxes                                                 $  4,230      $  5,261
                                                               ========      ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

Restatement

As discussed in Note 9, the accompanying consolidated financial statements have been restated.

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company requires the use of estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2002 Form 10-K filed with the SEC. Interim results of operations for the nine-month period ended June 30, 2002 may not necessarily be indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income, or cash flows. It was determined that previously filed periodic reports for 2001 and 2002 required revision as detailed in footnote 7.

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent degree of uncertainty.

Revenue Recognition

The Company implemented the revenue recognition principles of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the quarter ended June 30, 2002, there were no revenues recognized which had been previously recognized prior to adoption of SAB 101. During the nine-month period ended June 30, 2002, the Company recognized $0.4 million of revenues which were previously recognized prior to the adoption of SAB 101. During the three- and nine-month periods ended June 30, 2001, the Company recognized $1.5 million and $10.0 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

Inventories

Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The first-in, first-out accounting method is used in valuing inventories. Inventory consists of the following:

                                       June 30, 2002       September 30, 2001
                                       --------------      ------------------
                                         (Restated)            (Restated)
                                             (in thousands of dollars)

Customer projects in various
stages of completion                       $ 7,996               $11,716

Components,
assemblies and parts                        35,057                52,592
                                           -------               -------
Total                                      $43,053               $64,308
                                           =======               =======


2. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ended September 28, 2002, annual goodwill amortization of $2.2 million ceased effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive and industrial manufacturing marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to earnings in the first quarter of its fiscal year 2002 ended September 28, 2002 of $13.7 million, or $0.64 per diluted share, for impairment of goodwill, net of tax. Earnings per share for the three and nine-month periods ended June 30, 2002 were positively impacted by $0.02 and $0.05 per diluted share, respectively, from the exclusion of goodwill amortization.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Goodwill for the last three years was:

                                              Goodwill
                 -------------------------------------------------------------------
                   Beginning                                                Ending
     Year           Balance         Amortization        Write-off           Balance
     ----           -------         ------------        ---------           -------
                                     (in thousands of dollars)
     2000           $27,489           ($2,931)           $    --            $24,558
     2001            24,558            (2,013)                --             22,545
     2002            22,545                --            (18,273)             4,272

Annual amortization of other intangible assets of $1.1 million in fiscal year 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

                                              Fiscal Year
                          -------------------------------------------------
                           2002        2003       2004      2005      2006
                           ----        ----       ----      ----      ----
                                       (in thousands of dollars)

Amortization Expense      $1,073      $1,022      $567      $517      $287

The following tables set forth pro forma net income (loss) and earnings (loss) per share (in thousands except per share amounts):

                                                                              Three Months Ended          Nine Months Ended
                                                                                   June 30                     June 30
                                                                          ------------------------    -------------------------
                                                                             2002          2001          2002            2001
                                                                          ----------    ----------    ----------      ----------
                                                                          (in thousands of dollars)    (in thousands of dollars)
Income before cumulative effect of accounting changes (restated)          $    3,259    $    4,380    $   12,135      $    8,517
Add back: Goodwill amortization, net of tax                                       --           469            --           1,139
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income before cumulative effect of accounting changes     $    3,259    $    4,849    $   12,135      $    9,656
Cumulative effect of accounting changes, net of tax                               --            --       (13,721)         (2,492)
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income (loss)                                             $    3,259    $    4,849    ($   1,586)     $    7,164
                                                                          ==========    ==========    ==========      ==========

Basic earnings per share before cumlative effect of accounting
  changes (restated)                                                      $     0.15    $     0.21    $     0.57      $     0.41
Add back: Goodwill amortization, net of tax                                       --          0.02            --            0.06
                                                                          ----------    ----------    ----------      ----------
   Basic adjusted earnings per share before cumulative effect of
     accounting changes                                                   $     0.15    $     0.23    $     0.57      $     0.47
Cumulative effect of accounting changes, net of tax                               --            --         (0.65)          (0.12)
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income (loss)                                             $     0.15          0.23    ($    0.08)     $     0.35
                                                                          ==========    ==========    ==========      ==========

Diluted earnings per share before cumlative effect of accounting
  changes (restated)                                                      $     0.15    $     0.21    $     0.57      $     0.41
Add back: Goodwill amortization, net of tax                                       --          0.02            --            0.06
                                                                          ----------    ----------    ----------      ----------
   Diluted adjusted earnings per share before cumulative effect of
     accounting changes                                                   $     0.15    $     0.23    $     0.57      $     0.47
Cumulative effect of accounting changes, net of tax                               --            --         (0.64)          (0.12)
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income (loss)                                             $     0.15    $     0.23    ($    0.07)     $     0.35
                                                                          ==========    ==========    ==========      ==========

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

For the three years ended September 30, 2001, 2000, and 1999, the goodwill amortization, adjusted net loss, and basic and diluted loss per share are as follows:

                                                                                                       September 30
                                                                                         --------------------------------------
                                                                                            2001           2000         1999
                                                                                         ----------     ----------   ----------
                                                                                                (in thousands of dollars)
Income before cumulative effect of accounting changes (restated)                         $   13,106     $    3,170   $   11,132
Add back: Goodwill amortization, net of tax                                                   1,489          1,535        1,569
                                                                                         ----------     ----------   ----------
   Adjusted net income (loss) before cumulative effect of accounting changes             $   14,595     $    4,705   $   12,701
Cumulative effect of accounting change, net of tax                                           (2,492)            --           --
                                                                                         ----------     ----------   ----------
   Adjusted net income                                                                   $   12,103     $    4,705   $   12,701
                                                                                         ==========     ==========   ==========

Basic earnings per share before cumulative effect of accounting change (restated)        $     0.63     $     0.15   $     0.54
Add back: Goodwill amortization, net of tax                                                    0.07           0.08         0.07
                                                                                         ----------     ----------   ----------
   Basic adjusted earnings per share before cumulative effect of accounting change       $     0.70     $     0.23   $     0.61
Cumulative effect of accounting change, net of tax                                            (0.12)            --           --
                                                                                         ----------     ----------   ----------
   Adjusted net income                                                                   $     0.58     $     0.23   $     0.61
                                                                                         ==========     ==========   ==========

Diluted earnings per share before cumulative effect of accounting change (restated)      $     0.62     $     0.15   $     0.53
Add back: Goodwill amortization, net of tax                                                    0.07           0.07         0.07
                                                                                         ----------     ----------   ----------
   Diluted adjusted earnings per share before cumulative effect of accounting change     $     0.69     $     0.22   $     0.60
Cumulative effect of accounting change, net of tax                                            (0.12)            --           --
                                                                                         ----------     ----------   ----------
   Adjusted net income                                                                   $     0.57     $     0.22   $     0.60
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

In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company is required to adopt EITF 00-21 on transactions occurring after June 2003 and is currently analyzing the impact of its adoption on the Company's financial statements.


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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                Three Months Ended              Nine Months Ended
                                           ----------------------------   ------------------------------
                                           June 30, 2002  June 30, 2001   June 30, 2002    June 30, 2001
-------------------------------------------------------------------------------------------------------
                                             (Restated)     (Restated)      (Restated)       (Restated)
                                                        (in thousands, except per share data)
Income before cumulative effect
  of accouting changes                         $ 3,259        $ 4,380        $ 12,135         $  8,517
Cumulative effect of accounting changes             --             --         (13,721)          (2,492)
------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $ 3,259        $ 4,380        $ (1,586)        $  6,025
                                               =======        =======        ========         ========

Weighted average
  common shares outstanding                     21,123         20,672          21,069           20,685

Dilutive potential
  common shares                                    288            418             312              223
------------------------------------------------------------------------------------------------------

Total diluted common shares                     21,411         21,090          21,381           20,908
------------------------------------------------------------------------------------------------------

Basic net income (loss)
  per share                                    $  0.15        $  0.21        $  (0.08)        $   0.29
Diluted net income (loss)
  per share                                    $  0.15        $  0.21        $  (0.07)        $   0.29
------------------------------------------------------------------------------------------------------


4. COMPREHENSIVE INCOME (LOSS)

For the Company, comprehensive income represents net earnings adjusted for foreign currency translation adjustments, the unrealized gain or loss on available-for-sale investments, and the net effect of accumulated hedging activity. Comprehensive income (loss) was $4.4 million and ($0.4) million for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million and ($0.1) million for the nine months ended June 30, 2002 and 2001, respectively.


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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2002 Form 10-K (same as 2001 Form 10-K as initially filed). In evaluating each segment's performance, management focuses primarily on earnings from operations and return on assets employed. This measurement excludes special charges (e.g., restructuring charges, acquisition expenses, etc.), interest income and expense, income taxes, and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Financial information by reportable segment is as follows:

                                               Three Months Ended          Nine Months Ended
                                                    June 30,                    June 30,
                                                2002        2001           2002           2001
                                              ---------  ----------     ----------     ----------
                                             (Restated)  (Restated)     (Restated)     (Restated)
                                           (in thousands of dollars)   (in thousands of dollars)
NET REVENUE BY SEGMENT:
  Mechanical Testing and Simulation           $69,343     $ 79,112      $ 214,322      $ 229,455
  Factory Automation                           17,362       19,655         51,622         62,058
                                              -------     --------      ---------      ---------
     Total net revenue                        $86,705     $ 98,767      $ 265,944      $ 291,513
                                              =======     ========      =========      =========

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation           $ 6,069     $  7,736      $  21,554      $  16,501
  Factory Automation                              341         (278)        (4,849)          (142)
                                              -------     --------      ---------      ---------
      Total income from operations            $ 6,410     $  7,458      $  16,705      $  16,359
                                              =======     ========      =========      =========

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

The Company periodically enters into forward exchange contracts principally to hedge the estimated cash flow of foreign currency denominated transactions (primarily the EURO, British Pound, Swedish Krona, and the Japanese Yen). These contracts are recognized on the balance sheet at fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date the forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of a contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign currency hedges to specific forecasted transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

At June 30, 2002 and 2001, the Company had outstanding foreign currency forward contracts with U.S. dollar notional equivalent amounts of $25.0 million and $31.1 million, respectively. At June 30, 2002 and 2001 the fair value of the foreign currency forward contracts was $0.8 million and $2.1 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended June 30, 2002 and 2001. At June 30, 2002, approximately $0.3 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. At June 30, 2001, approximately $2.0 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 1.6 years at June 30, 2002 and 1.3 years at June 30, 2001.


7. DEFERRED TAX ASSET

At June 30, 2002, the Company has an aggregate deferred tax asset of $7.9 million in connection with accrued compensation and benefits, inventory reserves, and allowances for doubtful accounts and other assets.

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


8. CONSOLIDATION OF OPERATIONS

During the third quarter of fiscal 2002, the Company moved its Electromechanical Testing Division into Eden Prairie, MN from Raleigh, NC. The physical move of the business and the facility closure were completed in the quarter ended June 30, 2002. As a result of the move, the Company recorded a $0.4 million charge for severance-related costs and a $0.6 million charge to write down inventory in the third quarter of fiscal 2002. Substantially all of the severance costs were paid during fiscal year 2002. The closure is expected to result in approximately $1.0 million of savings annually beginning in fiscal year 2003.


9. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

In consultation with the independent auditors, the Company has restated its audited financial statements for years ended September 30, 2001 and 2000 and its previously reported unaudited financial statements for each of the quarters in the nine-month period ended June 30, 2002. See Explanatory Note to this Form 10-Q/A. The aggregate restatement increased net income by $0.3 million to $3.3 million for third quarter 2002 and increased net income by $0.1 million to $4.4 million for third quarter 2001. For the quarter ended June 30, 2002, the following restatement items resulted in the most significant adjustments to the period:

      1. Restatement of a $1.1 million restructuring provision reversal, which resulted in an increase in general and administrative expense and a reduction of other liabilities;

      2. Reconciliation of inventories and related reserve accounts, which resulted in an increase in previously reported cost of sales of $0.3 million for the quarter;

      3. Correction of bookkeeping and account reconciliation errors, affecting numerous balance sheet and statement of income accounts, which resulted in a $1.0 million increase to pre-tax earnings; and

      4. Correction of errors in the Company's recognition of income tax credits, which resulted in an 8 percentage-point reduction in the effective tax rate.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


For the quarter ended June 30, 2001, the following restatement items resulted in the most significant adjustments to the period:

      1. Reconciliation of inventories and related reserve accounts, which resulted in a decrease in previously reported cost of sales of $0.3 million for the quarter;

      2. Correction of revenue recognition practices related to service contracts, resulting in a decrease to revenue of $0.3 million; and

      3. Correction of errors in the Company's recognition of income tax credits, which resulted in a 5 percentage-point reduction in the effective tax rate.

Correction of other bookkeeping errors in both the current and prior year quarters resulted in additional impacts to various income statement and balance sheet amounts.

For the nine months ended June 30, 2002 and 2001, the aggregate restatement impacted previously reported net income before cumulative effect of accounting changes by an increase of $8.2 million and a decrease of $1.3 million, respectively.

The restated third quarter 2002 results also reflect the impact of the cumulative effect of a change in accounting principle of $13.7 million related to adoption of SFAS 142, which was originally recorded in the third quarter ended June 30, 2002 with a retroactive charge to the first quarter ended December 31, 2001. Similarly, the restated first quarter 2001 results reflect the impact of the cumulative effect of a change in accounting principle of $2.5 million related to the adoption of SAB 101, which was originally recorded in the fourth quarter ended September 30, 2001 with a retroactive charge to the first quarter ended December 31, 2000. In this Form 10-Q/A, references or comparisons to results in the quarters ended June 30, 2001 and June 30, 2002 are to the restated results.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


The effects of the restatements are as follows:

STATEMENT OF INCOME DATA:                For the quarter ended          For the nine months ended
                                            June 30, 2002                    June 30, 2002
                                      -------------------------       ---------------------------
                                       As reported     Restated       As reported        Restated
                                      ------------     --------       -----------       ---------
Net revenue                              $86,745        $86,705        $ 263,543         $ 265,944
Cost of revenue                           52,320         53,657          176,978           170,945
Gross profit                              34,425         33,048           86,565            94,999
Operating expenses                        27,931         26,638           78,751            78,294
Income from operations                     6,494          6,410            7,814            16,705
Gain on sale of investment                    --             --               --            (2,630)
Other (income) expense, net                  885            927           (1,312)           (3,449)
Income before income taxes                 4,818          4,692            6,445            17,472
Income before cumulative effect            2,975          3,259            3,979            12,135
Cumulative effect(1)                          --             --          (13,721)          (13,721)
Net income (loss)                          2,975          3,259           (9,742)           (1,586)
Basic earnings (loss) per share             0.14           0.15            (0.46)            (0.08)
Diluted earnings (loss) per share        $  0.14        $  0.15        $   (0.46)        $   (0.07)

BALANCE SHEET DATA:                         June 30, 2002
                                   -----------------------------
                                      As reported      Restated
                                   -------------   -------------

Accounts receivable, net                $ 69,828       $ 69,828
Inventories                               42,228         43,053
Prepaid expense                            5,856          5,748
Deferred tax asset                            --          7,894
Total current assets                     242,460        251,071
Machinery and equipment                   87,746         87,275
Other assets                               8,045          6,745
Accounts payable                          15,384         14,548
Accrued compensation and benefits         29,183         29,388
Advanced billings to customers            38,154         40,037
Other accrued liabilities                 12,413         19,613
Total current liabilities                100,864        109,316
Total shareholders investment           $155,997       $157,727

CASH FLOW DATA:                       For the nine months ended
                                            June 30, 2002
                                   -----------------------------
                                      As reported      Restated
                                   -------------   -------------

Net cash from operating activities      $ 75,839       $ 73,621
Net cash from investing activities           400          2,572
Net cash from financing activities        (4,510)        (4,511)
Net change in cash                        71,994         71,993

(1) The ($13,721) cumulative effect of change in accounting principle related to the Company's adoption of SFAS 142 was first reported in the quarter ended June 30, 2002.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

STATEMENT OF INCOME DATA:              For the quarter ended           For the nine months ended
                                           June 30, 2001                     June 30, 2001
                                     -------------------------        ----------------------------
                                     As reported      Restated        As reported         Restated
                                     -----------      --------        -----------        ---------
Net revenue                            $99,031        $ 98,767         $ 288,866         $ 291,513
Cost of revenue                         61,821          61,597           184,105           187,885
Gross profit                            37,210          37,170           104,761           103,628
Operating expenses                      28,538          29,712            84,403            87,269
Income from operations                   8,672           7,458            20,358            16,359
Other (income) expense, net                673            (232)              405              (371)
Income before income taxes               6,935           6,626            16,107            12,884
Income before cumulative effect          4,233           4,380             9,784             8,517
Cumulative effect(2)                        --              --            (2,263)           (2,492)
Net income                               4,233           4,380             7,521             6,025
Basic earnings per share                  0.20            0.21              0.36              0.29
Diluted earnings per share             $  0.20        $   0.21         $    0.36         $    0.29

BALANCE SHEET DATA:                        June 30, 2001
                                   -----------------------------
                                    As reported       Restated
                                   -------------   -------------

Accounts receivable, net              $ 77,004        $ 77,074
Inventories                             71,635          65,426
Prepaid expense                         11,140          12,040
Deferred tax asset                          --           5,443
Total current assets                   220,968         221,172
Machinery and equipment                108,563          89,934
Other assets                            33,401           9,069
Accounts payable                        14,854          14,687
Accrued compensation and benefits       29,102          28,901
Advanced billings to customers          29,300          31,655
Other accrued liabilities               18,320          20,420
Total current liabilities               97,699         101,786
Total shareholders' investment        $161,723        $156,079

CASH FLOW DATA:                      For the nine months ended
                                           June 30, 2001
                                   -----------------------------
                                     As reported      Restated
                                   -------------   -------------

Net cash from operating activities    $ 35,952        $ 36,360
Net cash from investing activities      (5,526)         (5,326)
Net cash from financing activities     (15,387)        (15,292)
Net change in cash                      15,333          15,333

(2) The ($2,263) cumulative effect of change in accounting principle related to the Company's adoption of SAB 101 was first reported in the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to the Company's previously reported consolidated financial statements for the third quarter of fiscal 2002 and the third quarter of fiscal 2001.


COMPANY UPDATE

The Company has been focused on actions to reduce structural cost including the consolidation of its Electromechanical Testing Division into Eden Prairie, MN from Raleigh, NC. The physical move of the business and the facility closure were completed in the third quarter and resulted in a severance charge of $0.4 million and an inventory charge of $0.6 million. Headcount reductions were also made in Factory Automation to improve operating results in light of continued general market weakness.

In addition to cost reduction activities, the Company has implemented specific initiatives to improve liquidity. Cash flow in the third quarter was $35 million, driven primarily by reductions in working capital and tight control of capital spending. The Company generated $72 million in positive cash flow in the nine months ended June 30, 2002.


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

Revenue Recognition. The Company implemented the revenue recognition principles of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the quarter ended June 30, 2002, there were no revenues recognized which had been previously recognized prior to adoption of SAB 101. During the nine-month period ended June 30, 2002, the Company recognized $0.4 million of revenues which were previously recognized prior to the adoption of SAB 101. During the three- and nine-month periods ended June 30, 2001, the Company recognized $1.5 million and $10.0 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

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

NEW ACCOUNTING PRINCIPLES

In July 2001, the FASB issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ended September 28, 2002, annual goodwill amortization of $2.2 million ceased effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive and industrial manufacturing marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to earnings in the first quarter of its fiscal year 2002 ended September 28, 2002 of $13.7 million, or $0.64 per diluted share, for impairment of goodwill, net of tax. Earnings per share for the three and nine-month periods ended June 30, 2002 were positively impacted by $0.02 and $0.6 per diluted share, respectively, from the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


exclusion of goodwill amortization. Goodwill for the last three years was:

                                       Goodwill
              ----------------------------------------------------------
                Beginning                                       Ending
     Year        Balance      Amortization     Write-off        Balance
     ----        -------      ------------     ---------        -------
                               (in thousands of dollars)

     2000        $27,489        ($2,931)             --         $24,558
     2001         24,558         (2,013)             --          22,545
     2002         22,545             --         (18,273)          4,272

Annual amortization of other intangible assets of $1.1 million in fiscal year 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

                                                   Fiscal Year
                               ------------------------------------------------
                                2002        2003       2004      2005      2006
                                ----        ----       ----      ----      ----
                                            (in thousands of dollars)

Amortization Expense           $1,073      $1,022      $567      $517      $287

The following tables set forth pro forma net income (loss) and earnings (loss) per share (in thousands except per share amounts):

                                                                             Three Months Ended           Nine Months Ended
                                                                                  June 30                      June 30
                                                                          ------------------------    --------------------------
                                                                             2002          2001          2002            2001
                                                                          ----------    ----------    ----------      ----------
                                                                          (in thousands of dollars)   (in thousands of dollars)
Income before cumulative effect of accounting changes (restated)          $    3,259    $    4,380    $   12,135      $    8,517
Add back: Goodwill amortization, net of tax                                       --           469            --           1,139
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income before cumulative effect of accounting changes     $    3,259    $    4,849    $   12,135      $    9,656
Cumulative effect of accounting changes, net of tax                               --            --       (13,721)         (2,492)
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income (loss)                                             $    3,259    $    4,849    ($   1,586)     $    7,164
                                                                          ==========    ==========    ==========      ==========

Basic earnings per share before cumlative effect of accounting
  changes (restated)                                                      $     0.15    $     0.21    $     0.57      $     0.41
Add back: Goodwill amortization, net of tax                                       --          0.02            --            0.06
                                                                          ----------    ----------    ----------      ----------

   Basic adjusted earnings per share before cumulative effect of
     accounting changes                                                   $     0.15    $     0.23    $     0.57      $     0.47
Cumulative effect of accounting changes, net of tax                               --            --         (0.65)          (0.12)
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income (loss)                                             $     0.15          0.23    ($    0.08)     $     0.35
                                                                          ==========    ==========    ==========      ==========

Diluted earnings per share before cumlative effect of accounting
  changes (restated)                                                      $     0.15    $     0.21    $     0.57      $     0.41
Add back: Goodwill amortization, net of tax                                       --          0.02            --            0.06
                                                                          ----------    ----------    ----------      ----------
   Diluted adjusted earnings per share before cumulative effect of
     accounting changes                                                   $     0.15    $     0.23    $     0.57      $     0.47
Cumulative effect of accounting changes, net of tax                               --            --         (0.64)          (0.12)
                                                                          ----------    ----------    ----------      ----------
   Adjusted net income (loss)                                             $     0.15    $     0.23    ($    0.07)     $     0.35
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

THREE MONTHS ENDED JUNE 30, 2002 ("THIRD QUARTER OF FISCAL 2002") COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 ("THIRD QUARTER OF FISCAL 2001")

New orders from customers during Third Quarter of Fiscal 2002 aggregated $100.8 million, compared to customer orders of $103.6 million booked during Third Quarter of Fiscal 2001.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $82.7 million, a decrease of 3.6% compared to customer orders of $85.8 million for Third Quarter of Fiscal 2001. Orders for custom projects in the quarter offset general weakness in standard short-cycle products, particularly in North America. Significant bookings included durability testing equipment for several German automotive OEMs, extensive performance evaluation equipment in the Formula 1 racing market, and testing equipment for geological and civil structures worldwide. The MT&S segment accounted for 82.0% of total Company orders for the Third Quarter of Fiscal 2002, compared to 82.8% for the Third Quarter of Fiscal 2001.

Orders for the Factory Automation ("FA") segment increased to $18.1 million for Third Quarter of Fiscal 2002 from $17.8 million for Third Quarter of Fiscal 2001, up 1.7%. General worldwide weakness in the automotive, semiconductor, and industrial markets continued. The FA segment accounted for 18.0% of total Company orders for Third Quarter of Fiscal 2002, compared to 17.2% in Third Quarter of Fiscal 2001.

NINE MONTHS ENDED JUNE 30, 2002 ("FIRST NINE MONTHS OF FISCAL 2002") COMPARED TO NINE MONTHS ENDED JUNE 30, 2001 ("FIRST NINE MONTHS OF FISCAL 2001")

New orders for the First Nine Months of Fiscal 2002 aggregated $285.0 million, a decrease of 3.1% compared to $294.2 million for the First Nine Months of Fiscal 2001.

Orders for the MT&S segment of $236.9 million in the First Nine Months of Fiscal 2002 were flat compared to First Nine Months of Fiscal 2001. This segment accounted for 83.1% of total new orders for the First Nine Months of Fiscal 2002, compared to 80.0% for the First Nine Months of Fiscal 2001. Orders for the FA segment of $48.1 million in First Nine Months of Fiscal 2002 decreased 18.3% from the orders booked in the First Nine Months of Fiscal 2001 of $58.9 million. The FA segment accounted for 16.9% of total orders during First Nine Months of 2002, compared to 20.0% in First Nine Months of Fiscal 2001. While there was an improvement in the third quarter FA segment order rate as compared to the first six months, markets remain weak for both the MT&S and FA segments.

Backlog of undelivered orders at June 30, 2002 was $174.4 million, an increase of 10.3% from the backlog of $158.1 million at September 30, 2001 and a decrease of 5.6% from the backlog of $184.8 million at June 30, 2001. The Company experienced general weakness in the automotive and industrial markets for the first nine months of 2002, which was partially offset by growth in the custom project business. This shift in product mix resulted in a higher percentage of backlog attributable to longer-cycle business. Thus, while backlog increased by approximately $16 million to $174 million, it will be converted to revenue more slowly than in the prior year. The Company's backlog is subject to order cancellations.


RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2002 COMPARED TO THIRD QUARTER OF FISCAL 2001

NET REVENUE for Third Quarter of Fiscal 2002 was $86.7 million, a decrease of $12.1 million, or 12.2%, compared to $98.8 million for the Third Quarter of Fiscal 2001. The decrease in net revenue was principally due to the slowdown in the automotive-related businesses. The continued weakness in the North American automotive business had a negative effect on both the Mechanical Testing and Simulation and the Factory Automation segments. An increase in North America of 10.4% was offset by a decline in Europe and Asia of 15.3% and 47.4%, respectively. Revenue from European and Asian markets for Third Quarter of Fiscal 2002 represented 44.8% of total net revenues, compared to 56.2% for Third Quarter of Fiscal 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT for Third Quarter of Fiscal 2002 decreased to $33.0 million, down 11.3% compared to gross profit of $37.2 million for Third Quarter of Fiscal 2001. Gross profit as a percentage of revenue was 38.1% for Third Quarter of Fiscal 2002, up slightly from the 37.6% reported for Third Quarter of Fiscal 2001. Gross margin for the MT&S segment was 37.1% for Third Quarter of Fiscal 2002, up 1.3% compared to Third Quarter of Fiscal 2001, primarily due to favorable product mix for the quarter. Gross margin rates will vary based on the business revenue mix in any given quarter. Gross profit for the FA segment was 42.2% for Third Quarter of Fiscal 2002, compared to 34.5% for Third Quarter of Fiscal 2001. The increase in gross profit was expected due to cost reduction actions in fiscal 2002 and a favorable product line mix.

SELLING EXPENSES were $13.1 million for Third Quarter of Fiscal 2002, a decrease of 9.7% from $14.5 million for Third Quarter of Fiscal 2001. Selling expense as a percentage of net revenue was 15.1% for Third Quarter of Fiscal 2002, up 0.4% compared to selling expense of 14.7% for Third Quarter of Fiscal 2001. Decreased spending was the result of cost reduction and productivity initiatives that were implemented in fiscal year 2001.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $9.1 million for Third Quarter of Fiscal 2002, a decrease of 6.2% compared to $9.7 million for Third Quarter of Fiscal 2001. The decrease was primarily due to implementation of SFAS 142, which eliminated goodwill amortization beginning October 1, 2001 and decreased general and administrative expenses by $0.6 million in the Third Quarter of Fiscal 2001. General and administrative expenses as a percentage of net revenue increased by 0.7%, from 9.8% for Third Quarter of Fiscal 2001 to 10.5% for Third Quarter of Fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES totaled $4.4 million, down 20.0% compared to $5.5 million for the Third Quarter of Fiscal 2001. Research and development expenses as a percentage of net revenue were 5.1% for Third Quarter of Fiscal 2002, down slightly from 5.6% for Third Quarter of Fiscal 2001, reflecting planned reductions in development spending in several product lines.

INCOME FROM OPERATIONS decreased 14.7%, from $7.5 million in Third Quarter of 2001 to $6.4 million in Third Quarter of 2002. Operating earnings decreased significantly in the MT&S segment, from $7.7 million to $6.1 million. This decline was partially offset by a $0.6 million growth in the operating earnings of the FA segment.

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

OTHER INCOME AND EXPENSE for Third Quarter of Fiscal 2002 primarily reflected a $0.8 million gain on foreign currency transactions. Other income and expense for Third Quarter of Fiscal 2001 consisted primarily of a gain on foreign currency transactions of $0.7 million.

NET INCOME decreased to $3.3 million for Third Quarter of Fiscal 2002 compared to net income of $4.4 million for Third Quarter of Fiscal 2001. Net income as a percentage of net revenue decreased to 3.8% for Third Quarter of Fiscal 2002, compared to 4.4% for Third Quarter of Fiscal 2001. The effective tax rate for Third Quarter of Fiscal 2002 was 30.5% compared to 33.9% for Third Quarter of Fiscal 2001. The decrease in the overall effective tax rate was primarily the result of tax savings initiatives implemented in fiscal 2002 and an increase in the proportion of domestic income to foreign income as compared to Fiscal 2001, resulting in the offset of higher foreign tax rates with lower federal and state rates in the U.S.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO FIRST NINE MONTHS OF FISCAL 2001

NET REVENUE for the First Nine Months of Fiscal 2002 was $265.9 million, a decrease of $25.6 million, or 8.8%, compared to the First Nine Months of Fiscal 2001. Revenue from European and Asian markets for the First Nine Months of Fiscal 2002 represented 50.0% of revenues, compared to 48.4% of revenues for the First Nine Months of Fiscal 2001. Revenue generated by the MT&S segment was $214.3 million during the First Nine Months of 2002, a decrease of $15.1 million compared to First Nine Months of Fiscal 2001. The FA segment revenue declined to $51.6 million for the First Nine Months of Fiscal 2002, compared to $62.1 million for First Nine Months of Fiscal 2001.

GROSS PROFIT for the First Nine Months of Fiscal 2002 decreased to $95.0 million, down 8.3% compared to gross profit of $103.6 million for the First Nine Months of Fiscal 2001. The decline in Gross Profits was due to reduced sales volumes as well as $3.0 million in charges for obsolete and surplus inventory incurred in the FA segment in the First Nine Months of Fiscal 2001. Gross profit as a percentage of net revenue was 35.7% for First Nine Months of Fiscal 2002, compared to the 35.5% reported in the First Nine Months of Fiscal 2001.

SELLING EXPENSES decreased to $40.2 million in the First Nine Months of Fiscal 2002, or 6.1%, from $42.8 million for the First Nine Months of Fiscal 2001. Selling expense as a percentage of net revenue increased to 15.1% in First Nine Months of Fiscal 2002, compared to 14.7% for the First Nine Months of Fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.1 million for the First Nine Months of Fiscal 2002, a decrease of 17.8% compared to $28.1 million for the First Nine Months of Fiscal 2001. The decrease was largely due to $2.4 million of restructuring charges recorded in the First Nine Months of Fiscal 2001. The decrease in the overall expense was also partially due to cost reduction initiatives and to implementation of SFAS 142, which eliminated goodwill amortization effective October 1, 2001, thereby decreasing general and administrative expenses by $1.7 million in the First Nine Months of Fiscal 2002. General and administrative expenses as a percentage of revenue decreased from 9.6% in the First Nine Months of Fiscal 2001 to 8.7% in the First Nine Months of Fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES decreased 8.4% to $15.0 million in the First Nine Months of Fiscal 2002, compared to $16.4 million in the First Nine Months of 2001. Research and development expense as a percentage of net revenue were flat at 5.6% in the First Nine Months of Fiscal 2002, compared to 5.6% in the First Nine Months of Fiscal 2001.

INCOME FROM OPERATIONS was flat from $16.4 million in First Nine Months of 2001 to $16.7 million in First Nine Months of 2002. Operating earnings increased significantly in the MT&S segment, from $16.5 million to $21.6 million. This decline was partially offset by a $4.7 million decline in the operating earnings of the FA segment.

INTEREST EXPENSE decreased to $3.2 million in the First Nine Months of Fiscal 2002, compared to $4.2 million in the First Nine Months of Fiscal 2001. Interest expense as a percentage of net revenue decreased by 0.2% to 1.2% for the First Nine Months of Fiscal 2002 due to a reduction in short-term borrowings.

INTEREST INCOME increased slightly at $0.5 million for the First Nine Months of Fiscal 2002. Interest income as a percentage of net revenue remained relatively unchanged at 0.2%.

GAIN ON SALE OF INVESTMENT for the First Nine Months of Fiscal 2002 reflects a $2.6 million one-time gain on sale of an investment in the second quarter of fiscal 2002.

OTHER INCOME AND EXPENSE reflects income of $0.8 million in the First Nine Months of Fiscal 2002, compared to income of $0.4 million in First Nine Months of Fiscal 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE reflects a one-time transition charge of $13.7 million, net of tax, in the First Nine Months of Fiscal 2002 for the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) decreased to a loss of $1.6 million for the First Nine Months of Fiscal 2002, compared to income of $6.0 million for First Nine Months of Fiscal 2001. Net income as a percentage of revenue decreased to a loss of 0.6% for the First Nine Months of Fiscal 2002, compared to income of 2.1% for First Nine Months of Fiscal 2001. The effective tax rate for First Nine Months of Fiscal 2002 was 30.5%, compared to 33.9% for First Nine Months of Fiscal 2001. The decrease in the overall effective tax rate was primarily the result of tax savings initiatives implemented in fiscal 2002 and an increase in the proportion of domestic income to foreign income as compared to Fiscal 2001, resulting in the offset of higher foreign tax rates with lower federal and state rates in the U.S.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $73.6 million during the First Nine Months of Fiscal 2002, compared to cash provided of $36.4 million during the First Nine Months of Fiscal 2001. The Company has sponsored numerous working capital improvement programs over the last 12 months. The increase was primarily the result of reductions in accounts receivable of $34.9 million and inventories of $14.1 million, as well as an increase in advance billings to customers of $6.8 million. These increases in available cash were partially offset during the First Nine Months of Fiscal 2002 by a decrease in other current liabilities of $4.8 million and accrued compensation and benefits of $4.2 million.

CASH FLOWS FROM INVESTING ACTIVITIES provided cash of $2.6 million during the First Nine Months of Fiscal 2002, compared with cash usage of $5.3 million in the First Nine Months of Fiscal 2001. Cash was principally provided by $4.9 million gross proceeds from the sale of an investment during the second quarter of Fiscal 2002.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $4.5 million during the First Nine Months of Fiscal 2002, compared to usage of $15.3 million for the First Nine Months of Fiscal 2001, primarily due to the $11.3 million repayment of short-term debt in the Third Quarter of Fiscal 2001. During the First Nine Months of Fiscal 2002, the Company's increased cash flows from operating activities allowed it to internally fund its capital expenditures, dividend payments, and purchases of treasury stock.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At June 30, 2002, the Company was in compliance with the terms and covenants of its credit agreements and believes that its existing cash and cash equivalents, current borrowing capacity, and cash generated from operations will provide sufficient cash flow to meet its short- and long-term debt obligations and operating requirements for at least the next twelve months. If the Company fails to meet its bank covenants and is not able to obtain a waiver, the Company may be required to immediately repay its outstanding balances and find a new lender, which may cause the Company to incur additional costs, including higher interest costs, in connection with establishing a new lending relationship.

The majority of the Company's long-term debt is subject to certain restrictive financial covenants, including but not limited to a minimum net worth, a fixed charge coverage, cash flow leverage, and debt to total capital. As of the quarter ended June 30, 2002 the Company was in compliance with these covenants and expects to maintain compliance for the foreseeable future.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Contractual Obligations and Commercial Commitments

                                                     Payments Due by Period (in thousands of dollars)

    Contractual Obligations          Total        Less than 1 year    1 - 3 years        4-5 years       After 5 years
    -----------------------        -----------------------------------------------------------------------------------
Long-Term Debt                      $57,914             5,191            16,670            14,788            21,265
Capital Lease Obligations                31                20                11                --                --
Operating Leases                     14,845             3,424             6,046             2,795             2,580
                                   --------------------------------------------------------------------------------

                                    $72,790           $ 8,635           $22,727           $17,583           $23,845
                                   ================================================================================

                                          Amount of Commitment Expiration Per Period (in thousands of dollars)

                                  Total Amounts
  Other Commercial Commitments     Committed      Less than 1 year    1 - 3 years        4-5 years       After 5 years
  ----------------------------   -------------------------------------------------------------------------------------
Standby Letters of Credit           $32,908           $14,808           $18,100                --                --
Guarantees                            8,811             1,510             7,253                48                --
Other Commercial Commitments         13,763             3,142             9,641               735               245
                                  ---------------------------------------------------------------------------------
                                    $55,482           $19,460           $34,994              $783              $245
                                  =================================================================================

OTHER MATTERS

The Company is exposed to market risk from changes in foreign currency exchange rates that may affect its results from operations and financial condition. To minimize that risk, the Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, principally forward exchange contracts. Foreign exchange contracts are used to hedge the Company's overall exposure to exchange rate fluctuations since the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K for Fiscal 2002 filed with the SEC. This information remains current and is incorporated herein by reference. Note 6 to the Consolidated Financial Statements included in this Form 10-Q also contains important information regarding derivative instruments and hedging activities.

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

                  10.i Change in Control Agreement, dated April 17, 2002, between the Registrant and Kathleen M. Staby (Filed herewith).

                  10.j Change in Control Agreement, dated April 17, 2002, between the Registrant and Mauro G. Togneri (Filed herewith).

                  10.k Change in Control Agreement, dated April 18, 2002, between the Registrant and Susan E. Knight (Filed herewith).

                  10.l Change in Control Agreement, dated April 22, 2002, between the Registrant and Sidney W. Emery, Jr. (Filed herewith).

                  10.m Change in Control Agreement, dated April 22, 2002, between the Registrant and Laura B. Hamilton (Filed herewith).

                  10.n Change in Control Agreement, dated April 23, 2002, between the Registrant and Larry D. Moulton (Filed herewith).

                  10.o Change in Control Agreement, dated April 25, 2002, between the Registrant and M. Perry Walraven (Filed herewith).

                  10.p Change in Control Agreement, dated June 1, 2002, between the Registrant and Donald G. Krantz (Filed herewith).

                  10.q Change in Control Agreement, dated April 18, 2002, between the Registrant and James M. Egerdal (Filed herewith).

                  99.1  Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350) (Filed herewith)

                  99.2  Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350) (filed herewith)

            (b) Reports on Form 8-K:

                  During the three months ended June 30, 2002, a Current Report on Form 8-K was filed on June 7, 2002 to report under item 4 on the change in the registrant's certifying accountant from Arthur Andersen LLP to KPMG LLP effective May 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MTS SYSTEMS CORPORATION


Date: December 27, 2002               /s/ Sidney W. Emery, Jr.
                                      -------------------------
                                      Sidney W. Emery, Jr.
                                      Chairman
                                      Chief Executive Officer


Dated: December 27, 2002              /s/ Susan E. Knight
                                      --------------------
                                      Susan E. Knight
                                      Vice President and Chief Financial Officer



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

Date: December 27, 2002

                        /S/ SUSAN E. KNIGHT
                        -----------------------------------
                        SUSAN E. KNIGHT
                        VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                          EXHIBIT INDEX TO FORM 10-Q/A

10.i Change in Control Agreement, dated April 17, 2002, between the Registrant and Kathleen M. Staby (Filed herewith).

10.j Change in Control Agreement, dated April 17, 2002, between the Registrant and Mauro G. Togneri (Filed herewith).

10.k Change in Control Agreement, dated April 18, 2002, between the Registrant and Susan E. Knight (Filed herewith).

10.l Change in Control Agreement, dated April 22, 2002, between the Registrant and Sidney W. Emery, Jr. (Filed herewith).

10.m Change in Control Agreement, dated April 22, 2002, between the Registrant and Laura B. Hamilton (Filed herewith).

10.n Change in Control Agreement, dated April 23, 2002, between the Registrant and Larry D. Moulton (Filed herewith).

10.o Change in Control Agreement, dated April 25, 2002, between the Registrant and M. Perry Walraven (Filed herewith).

10.p Change in Control Agreement, dated June 1, 2002, between the Registrant and Donald G. Krantz (Filed herewith).

10.q Change in Control Agreement, dated April 18, 2002, between the Registrant and James M. Egerdal (Filed herewith).

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).