Form 10-K
period 2002-09-28
MTS SYSTEMS CORP
filed 2002-12-27
CIK 68709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                           COMMISSION FILE NO. 0-2382

                             MTS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              MINNESOTA                                  41-0908057
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     14000 TECHNOLOGY DRIVE
          EDEN PRAIRIE, MN                                55344
(Address of Principal Executive Offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (952) 937-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.25 PAR VALUE PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): N/A

As of December 19, 2002, the aggregate market value of shares held by nonaffiliates was approximately $215,562,255.

As of December 19, 2002, the registrant had outstanding 21,188,452 shares of Common Stock.

Documents Incorporated by Reference: PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD February 12, 2003 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K, TO THE EXTENT DESCRIBED IN SUCH PART.

                                     PART I

ITEM 1. BUSINESS

MTS Systems Corporation (hereafter called "MTS", or "the Company" or "the Registrant") is a technology-based, market-driven company providing hardware, software and engineering services to researchers, designers and manufacturers. The Company's mission is to help its customers design, develop, and produce faster, with higher quality, and at a lower cost. The Company was incorporated on September 12, 1967.

MTS's business approach is based on a set of building-block technologies and business processes. Technologies include sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor a test or automation system to a specific customer's needs and to analyze results. In combination, these technologies and manufacturing processes provide solutions to customers in a variety of markets. The Company's manufacturing capability includes the production of low to medium volume standard and custom products and systems.

RESTATEMENT INFORMATION

In consultation with its independent auditors, MTS restated its audited financial statements for the years ended September 30, 2001 and 2000, and its unaudited financial statements for each of the quarters in the nine months ended June 30, 2002 and the fiscal year ended September 30, 2001. The Company also restated its selected financial data for 1999 and 1998.

Background: In June 2002, the Company engaged KPMG LLP ("KPMG") as its independent auditors, replacing Arthur Andersen LLP. During the course of KPMG's review of the financial results for the three and nine-month periods ended June 30, 2002, KPMG requested additional analysis from the Company on the timing of a number of adjustments related to corrections of bookkeeping errors and misapplications of generally accepted accounting principles, which, on a net basis, negatively impacted earnings during all quarters of fiscal 2002. As a result, KPMG was not able to complete its review of the three-month and nine-month periods ended June 30, 2002, and on August 19, 2002, the Company filed its Form 10-Q for the third quarter without KPMG's review. In connection with the filing of the third quarter Form 10-Q, the Company also disclosed that it was reviewing the adjustments and that as a result of the review, the Form 10-Q and the Company's previously filed periodic reports for fiscal 2002 and 2001 may require revision.

Since that time, the Company's management, together with the Company's Audit Committee and KPMG, have worked to complete the review of the adjustments. On October 28, 2002, the Company announced preliminary results for the fourth quarter and for the restatement of the nine-month period ended June 30, 2002. The audited consolidated financial statements included under item 8 of this Form 10-K include the restated statements of income, shareholders' investment and cash flows for each of the two years ended September 30, 2001 and 2000 and the restated balance sheet as of September 30, 2001.

The adjustments made to the Company's financial statements primarily reflect:

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

Additional information regarding the effects of the restatement is included in
Note 2 to the Company's audited consolidated financial statements included under
Item 8 of this Form 10-K. All comparisons and references in this Form 10-K to results for fiscal years 2001 and 2000 are to the restated results.

CUSTOMERS AND PRODUCTS BY BUSINESS SEGMENT

The Company's operations are organized into two business segments: the Mechanical Testing and Simulation ("MT&S") Segment and the Factory Automation ("FA") Segment. The operational alignment of these segments allows the Company to maintain a strategic focus on markets having different product and market applications for the Company's technologies.

MT&S Segment: Customers of this segment use the Company's products, systems, software, and services for research, product development, and quality control to determine the mechanical properties and performance of materials, products, and structures. Many of the Company's products and services support its customers' mechanical design automation processes. The MT&S segment serves customers in the following industries:

AIRCRAFT AND AEROSPACE VEHICLE MANUFACTURERS AND THEIR SUPPLIERS: These customers use the Company's products, systems and software for full-scale structural tests on aircraft and aerospace vehicles and the principal subsystems and structures such as landing gear and wings. Aircraft manufacturers of commercial, military and general aviation airplanes and their suppliers, including engine manufacturers are included in the MT&S customer base.

The space vehicle industry utilizes the Company's systems and software for such applications as satellite structural evaluation and heat shield studies. In addition, both the aircraft and the space vehicle manufacturers and their suppliers use the Company's products, systems, and software to perform research on new materials and to control quality in the manufacturing of materials.

CIVIL ENGINEERING: Customers in this market segment include construction and mineral/petroleum production companies and test laboratories owned and/or operated by universities or governmental entities. Systems sold to this market segment include seismic (earthquake) simulators, civil construction component (e.g., beam) testing systems, pavement material testing systems, and specialized systems for rock and soil studies in construction and mineral/petroleum production.

CONSUMER AND BIOMECHANICAL PRODUCTS/MATERIAL PRODUCERS: These customers use the Company's electromechanical, nanomechanical and servohydraulic material testing products and systems in research and product development where a high degree of precision quality control is required during research and production. The Nanomechanical test products meet the needs of the ultra-precise semi-conductor industry. Typical consumer products are made of textiles, paper products and plastic films of many types. Biomechanical products include implants, prostheses and other medical and dental devices and materials. Material producers include metal, ceramic, composite, paper and plastic manufacturers. The MT&S customers use the Company's systems and products to test large structures such as prostheses, as well as very small specimens, thin coatings and surfaces.

GROUND VEHICLE INDUSTRY: This market consists of automobile, truck, motorcycle, construction, agricultural equipment, and off-road vehicle manufacturers and their suppliers. This represents the largest market segment within the MT&S Segment.

Applications of the Company's products, systems and software include the design and production testing of engines and drivetrains, suspension and steering components, body and chassis, tires and wheels, and fuel storage and exhaust components. Vehicle manufacturers use the Company's market offerings to improve the performance, durability and safety while eliminating noise and vibration from their vehicles. Customers also acquire the Company's modeling software and physical testing systems solutions as a means of accelerating the prototype design and decreasing the product development and/or manufacturing costs of their products and components.

ADVANCED SYSTEMS: The Company offers highly customized systems for simulation and testing. These systems frequently contain highly technical, or "first of its kind" advances that are new to a specific application. Advanced systems serves customers in the same markets that are served by the other business units comprising the MT&S Segment - aerospace and advanced materials, civil engineering, and ground vehicles. Products include rolling road simulators, friction stir welding machines and earthquake simulation systems.

The MT&S Segment typically represents approximately 80% of the Company's total net revenue and provides the principal markets for the Company's technology.

FA Segment: Customers of the FA Segment use the Company's measurement and control instrumentation products to measure process variables and to automate production processes. These customers are generally in the medical, semi-conductor, mobile equipment and injection molding process manufacturing. Products in the FA Segment include:

DISPLACEMENT POSITION AND LIQUID-LEVEL SENSORS BASED ON MAGNETOSTRICTIVE
TECHNOLOGY: Displacement sensors accurately measure position and are often used where accurate positioning and continuous control are critical, such as in discrete (piece part) manufacturing machinery, mobile equipment, process control elements and continuous measurement devices. Major applications include injection molding machines, servo-hydraulic cylinders, equipment presses and sawmills.

Displacement sensors are also used in high-volume applications requiring low cost position feedback. MTS has the capabilities of manufacturing low cost products in various lengths and configurations, while maintaining an extremely high degree of accuracy.

Liquid level sensors accurately measure the level of liquids in tanks and other vessels. These sensors are marketed to control continuous processes in chemical, pharmaceutical, biotechnology and other related markets. The need for highly reliable, accurate measurement of one or more fluid levels is common in most of these applications. These types of products are marketed to the ultimate end users, such as chemical-producing companies, and to original equipment manufacturers that design level measurement or leak detection into their control systems or accessories for remote indication.

SERVO MOTORS, AMPLIFIERS AND CONTROLLERS: Customers use high-performance, brushless servomotors and amplifiers for factory automation applications in a wide range of industries including machine tools, fabrication and packaging. Specialized plug-in amplifiers are used in light duty applications such as the semiconductor and textile industries. The Company's controllers are used for precise control of a wide variety of applications ranging from simple applications requiring multiple axis of control to high-speed, complex operations requiring multiple axes of control. These product lines address many of the needs of high-performance systems and are used primarily by original equipment manufacturers and end users.

TITANIUM AND OTHER PRODUCTS: The Company, through its wholly owned subsidiary, AeroMet Corporation, has developed an innovative laser-directed metal deposition process for manufacturing parts made out of titanium and other metals. This computer-driven process uses a laser to fuse titanium powder, or powder of other metals, layer-by-layer, into solid structures. The process significantly reduces the time and cost required to produce complex parts used in the aircraft and aerospace industries.

The FA segment typically represents approximately 20% of the Company's total net revenue.

COMMON TECHNOLOGIES

MTS produces systems and products by combining thirty years of application engineering knowledge with common technology building block components that consist, generally, of measuring and actuation devices, electronic controls and application software. The components are designed and configured into products and systems to meet the customer's application specifications. Frequently, special-purpose software is developed to meet a customer's unique requirements. Such software often represents a significant part of the value added by the Company.

Services offered to customers include on-site installation, training of customer personnel, technical manuals and after-market support and maintenance. Proprietary products, include sensors, process controls, motors, actuators, process software and hardware. Although MTS typically sells its products and systems on fixed-price contracts, certain complex systems development and applied research studies are undertaken on a "cost-plus-fixed-fee" contract basis.

PRODUCT DEVELOPMENT HIGHLIGHTS FOR 2002

MTS invests in product, system and application development. A combination of internal and customer funding enables MTS to advance the application of its existing technology and develop new capabilities. Additional product development-related information is included in the Research and Development Section of the report. Selected highlights of product developments that were in progress or completed during 2002 include the following:

      o Several new software product upgrades were released by the Company. RPC Pro Release 3.0 was a major release of the data acquisition and physical simulation software for the automotive testing market. eTim Release 2.0 incorporated significant new functionality that supports test information management systems for the automotive and aerospace testing markets. IDEAS Pro Releases 9mx added new features for noise and vibration in the automotive, aerospace, defense and consumer electronics markets.

      o Aero ST is the newest member of the MTS family of control system products for aerospace component and full-scale structural testing applications. The system provides up to 32 channels of control for up to four completely independent tests in a package that is optimized to improve integration, performance and reliability. Combined with the AeroPro software suite for aerospace control and data acquisitions applications, Aero ST provides a new standard in component and full scale aerospace structural testing.

      o Bionex is a testing instrument that was introduced for the biomaterials / biomechanics and polymers markets. The system is a universal testing instrument performing tensile, compression and bend tests. It is also able to perform dynamic testing which yields more information than standard tensile testing machines. This dynamic testing capability is currently being employed for measurement of dynamic properties of polymers, elastomers, etc., and in future versions of the system the dynamics will be used for fatigue and fracture studies as well.

      o The Company introduced nanopositioning as an added capability to the Nano Indenter system. Nanopositioning allows the user to very precisely position (laterally) the indenter tip on the test specimen. The system scans the surface of the material with the indenter tip, making a three dimensional map of the surface. The map is then used to identify indentation locations. This capability is of great interest in the general materials research community as well as the semiconductor industry.

      o Atlas is a new software product for application in the ground vehicle industry. The product uses desktop simulation models to predict the powertrain calibration testing requirements. It bridges the gap between desktop simulation / optimization tools and physical testing. Atlas reduces the customer's vehicle development cycle time by automating the physical test and the delivery of the test data to the desktop simulation for model validation and refinement.

      o The Company introduced several new systems in the motorsports market for vehicle test and development applications. For powertrain testing, the high performance dynamometer was developed which features testing capability for extremely high horsepower, high dynamic range, and very low inertia. In addition, MTS developed two new products for aerodynamic testing of race vehicles. Quasi-static and dynamic versions of a model-motion system (MMS) and a model wheel motion system (WMS) were added to the product portfolios to complement the rolling road system.

      o The Dynamic Kinematics and Compliance (K&C) System was introduced to the ground vehicle industry. The system measures a vehicle's suspension characteristics for use in handling and performance measurement testing.

      o Also for application in the ground vehicle industry, the Company developed a new, high frequency Multi-axial Simulation Table (MAST). The table enables vertical, longitudinal, lateral, pitch, roll and yaw motion testing at frequencies up to 500 hz.

      o MTS introduced the Flex Test SE Controller for use in the ground vehicle industry. The testing product is a full digital hydraulic servo controller.

      o The MH series displacement sensor was developed to serve the mobile hydraulic industry. The MH sensor is a new product that can be applied to on-road and off-road vehicles to measure linear displacement in suspensions, steering, etc. Additionally, this sensor is used for custom applications in the medical appliances industry.

      o The MG/MU series liquid level sensor was developed to replace several existing liquid level and temperature measuring products with a higher performance, lower cost, modular design that can be packaged to serve the pharmaceutical/biochemical, chemical, petroleum and fuel distribution industries. The product is certified to meet applicable regulations for each industry.

CHARACTERISTICS OF SALES

The Company's systems and products are sold and delivered throughout the world to customers in a large number of different industries, government agencies, academic and other institutions. As such, MTS is generally not dependent on any single customer for a significant portion of its business. However, approximately fifty percent of the net revenue is associated with the ground vehicle/automotive industry.

The MT&S products and systems range in price from less than $20,000 to over $20 million. The majority of the MT&S revenue is generated by contracts valued at less than $10 million. The timing and volume of contracts valued at $10 million or greater may produce volatility in orders, backlog and quarterly operating results. The majority of the customer orders received are based on fixed-price quotations and typically have an average sales cycle of six to nine months, due to the technical nature of the products and systems. The production cycle for a typical system ranges from one to twelve months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex systems may be up to three years.

Factory Automation (FA) products are sold in quantity at unit prices ranging from $500 to $10,000. Production cycles generally vary from several days to several months, depending on the degree of product customization and manufacturing capacity.

During 2002, the Company's products have been shipped to North America, Europe, Asia and Latin America. As such, the Company's foreign operations and revenue derived from customers in foreign countries may be affected by local political conditions, export licensing issues and restrictions and/or foreign currency exchange rates and volatility.

Sales Channels: MTS markets its products using a number of sales channels. The Company sells its products, systems, and services through a direct sales force, independent sales representatives and, to a lesser extent, direct mail or catalog. The sales channels for the MT&S and FA Segments are separate from each other. The direct sales force is generally staffed by engineers or highly skilled technicians who are trained to sell MTS systems, products and services. The direct sales force is compensated through salary and sales incentives programs while independent sales representatives are paid on a commission basis.

A list of major domestic and international sales offices for the Company is as follows:

Domestic Sales Offices:

         Akron, Ohio                        Dayton, Ohio
         Pittsburgh, Pennsylvania           Austin, Texas
         Denver, Colorado                   Raleigh, North Carolina
         Baltimore, Maryland                Detroit, Michigan
         Rockford, Illinois                 Boston, Massachusetts
         Los Angeles, California            San Francisco, California
         Charlotte, North Carolina          Minneapolis, Minnesota
         Seattle, Washington                Chicago, Illinois
         Milwaukee, Wisconsin               Washington, D.C
         Cincinnati, Ohio                   Newark, New Jersey
         Dallas, Texas                      Philadelphia, Pennsylvania

International Sales Offices:

       Beijing, Hong Kong and Shanghai          Gothenburg, Sweden
       People's Republic of China               Paris, France
       Berlin and other cities, Germany         Seoul, South Korea
       Gloucester, United Kingdom               Tokyo and other Cities, Japan
       Turin, Italy

The Company also has sales and service representative organizations in nearly all industrialized countries of the world and in many of the developing countries of Latin America, Asia, Africa and the Middle East. The Company offers a mail-order catalog of standard material testing components, accessories and products.

International Operations and Export Sales: For additional information regarding the Company's operations by geographic area, see Note 4 to Consolidated Financial Statements, "Business Segment Information," appearing under Item 8 of this Form 10-K.

Export Licensing: During the fiscal year ended September 28, 2002 and in prior years, MTS made various shipments to Asia-Pacific, Europe and other regional areas throughout the world that required the Company to obtain export approval from the United States government. Although the Company does not undertake manufacturing on custom systems or projects until it is assured that the appropriate governmental units will grant export approval, initial design and development work may be performed on certain systems concurrent with the license approval process. Changes in political relations between the United States and foreign countries and/or specific potential customers for which export licenses may be required, as well as various other factors, can adversely affect the Company's ability to complete a shipment should a previously issued license be unexpectedly withdrawn. Political activities in various regions of the world may result in dramatic changes in the export control regulations and restrictions within a relatively short period of time. In addition, the United States government maintains multilateral controls in its agreements with allies and unilateral controls based on U.S. initiatives and foreign policy that may, in certain situations, cause delays or cancellations of the Company's planned orders or shipments.

BACKLOG

The Company's revenue backlog, defined as firm orders from customers that remains unfilled, totaled approximately $177 million, $158 million and $166 million as of September 28, 2002, and September 30 of 2001 and 2000, respectively. Based on anticipated production schedules and other factors, the Company believes that approximately $170 million of the backlog as of September 28, 2002 will become revenue during fiscal 2003. Delays may occur as a result of, among other matters, technical difficulties, export licensing or other approvals, changes in scope, manufacturing capacity, or the availability of the customers' installation site. Such delays may affect the period in which the backlog is recognized as revenue. The Company's backlog is subject to order cancellations.

COMPETITION

MT&S Segment:

Products and systems manufactured by this segment are produced by several other companies throughout the world. The product availability and the intensity of competition varies by product line and by geographic area. The Company's major competitors include, among others, Instron, FCS Test Systems BV, Saganomia, Schenck, and AVL. Customers will consider such factors, among others, as engineering excellence and capabilities, the quality and technical features of the equipment, overall responsiveness to customer needs, quality of service, and price as they evaluate their supplier options.

Alternatively, in lieu of purchasing product, systems or services from MTS or its competitors, companies may elect to contract with testing laboratories, including those operated by certain universities and/or governmental units or they may choose to construct their own testing equipment from commercially available components.

FA Segment:

The Company competes directly with small- to medium-sized specialty suppliers and also with divisions of large companies specializing in control systems. Competitors include Balluff Inc., Ametek Inc., Danaheur, Emerson, and GE.

MANUFACTURING AND ENGINEERING

The Company conducts a significant portion of its manufacturing and engineering activities for the MT&S Segment from its corporate headquarters in the Minneapolis, Minnesota metropolitan area. MT&S also has a manufacturing plant in Ann Arbor, Michigan. In addition, engineering, project management, final system assembly and service may be performed in Berlin, Germany; Tokyo, Japan; Paris, France; Turin, Italy; Gloucester, United Kingdom; and Gothenberg, Sweden. Manufacturing and engineering in the FA Segment are located in Raleigh, North Carolina; New Ulm, Minnesota; Montgomeryville, Pennsylvania; and in Ludenscheid, Freiburg and Stralsund, Germany.

PATENTS AND TRADEMARKS

Although the Company's overall business is not dependent on any single patent, license, trademark or copyright, it holds a number of patents, patent applications, licenses, trademarks and copyrights that the Company considers, in the aggregate, to constitute a valuable asset. In addition to these intellectual properties, the Company relies on its engineering and technological capabilities to maintain its overall position in the marketplace.

RESEARCH AND DEVELOPMENT

MTS generally does not perform basic research, but it does invest in significant product, system and software application developments. Costs associated with these development programs are expensed as incurred, and aggregated $19.0 million, $22.5 million and $24.6 million for the years ended September 28, 2002 and September 30 for both 2001 and 2000, respectively. From time to time, the Company also contracts with its customers to advance the state of the technology and increase product functionality.

EXECUTIVE OFFICERS

The Executive Officers of the Registrant on the date of this report are:

                                                                                                   OFFICER
NAME                            OFFICE                                                              SINCE        AGE
----                            ------                                                              -----        ---
Sidney W. Emery, Jr.            Chairman, President and Chief Executive Officer                     1998         56
Susan E. Knight                 Vice President and Chief Financial Officer                          2001         48
James M. Egerdal                Vice President Service and Support                                  1996         51
Laura B. Hamilton               Vice President Material Testing, Aerospace and
                                Manufacturing Operations                                            2000         41
Donald G. Krantz                Vice President Advanced Systems                                     2000         47
Douglas E. Marinaro             Vice President Software and Consulting                              2002         41
Larry D. Moulton                Vice President Vehicle Dynamics and Powertrain Technology           2002         57
Kathie M. Staby                 Vice President Human Resources                                      2000         56
Mauro G. Togneri                Vice President Sensors                                              1991         65
M. Perry Walraven               Vice President Automation                                           2002         53

Executive Officers serve at the discretion of and are elected annually by the Company's Board of Directors. Business experience of the Executive Officers (consisting of positions with the Company, unless otherwise indicated) for the last five years, at a minimum, is as follows:

OFFICER                      BUSINESS EXPERIENCE
-------                      -------------------

S. W. Emery, Jr.        Chairman since January 1999. President and
                        Chief Executive Officer since March , 1998. Various management and executive positions with Honeywell
                        International from 1985 to 1997 (Area Vice President,
                        Western and Southern Europe from 1994 to 1997; Group
                        Vice President, Military Avionics Systems from 1989 to
                        1994; Vice President and General Manager, Space Systems
                        Division from 1988 to 1989; Vice President Operations,
                        Process Controls Division from 1985 to 1988).

S. E. Knight            Vice President and Chief Financial Officer
                        since October 2001. Prior thereto, various management and executive positions with Honeywell International from 1977 to 2001 (Chief Financial Officer of the Home and Building Control global business unit from 2000 to 2001; Chief Financial Officer of the North American Home and Building Control business unit from 1995 to 2000 and prior to 1995, held various other management positions including corporate director of Financial Planning and Analysis).

J. M. Egerdal           Vice President, MTS Services and Support
                        Division since 1998. Vice President, North American
                        Sales from 1996 to 1997. Regional Sales and Service
                        Management from 1988 to 1996.

L. B. Hamilton          Vice President, Material Testing, Aerospace
                        and Manufacturing Operations since November 2001. Vice
                        President, Material Testing and Aerospace Divisions from
                        2000 to 2001. Director of Re-engineering from 1999 to
                        2000. Prior thereto, Vice President of Anatomic
                        Pathology Business for Quest Diagnostics (a division of
                        Corning, Inc.) from 1997 to 1999. Executive Director
                        Revenue Services, Quest Diagnostics from 1995 to 1997.

D. G. Krantz            Vice President of Advanced Systems Division
                        since 2000. Program Manager, Advanced Systems from 1995 to 2000.

D. E. Marinaro          Vice President of Software and Consulting
                        since November 2002. Prior thereto, Vice President
                        Marketing of Toolwire, Inc. from 2000 to 2002. Various management positions at MSC Software from 1990 to 1999
                        (Director Sales/Marketing and Business Development for
                        Engineering-e.COM in 1999, Director CAE Data Management from 1996 to 1998 and Manager MVISION Business Unit/PDA
                        Engineering from 1990 to 1996).

L. D. Moulton           Vice President of Vehicle Dynamics and
                        Powertrain Technology Divisions since May 2002. Vice
                        President of Powertrain Technology Division from
                        December 2001 to May 2002. General Manager, Powertrain
                        Technology Division from 1997 to 2001.

K. M. Staby             Vice President of Human Resources since 2000.
                        Prior thereto, various management positions at Medtronic, Inc. from 1974 to 1999 (Vice President, Human
                        Resources for Cardiac Rhythm Management from 1991 to
                        1999 and for Worldwide Distribution from 1989 to 1991).

M.G. Togneri            Vice President of Sensors Division since 1998.
                        Vice President of Sensors and Automation Divisions from
                        November 2001 to May 2002. Vice President of Factory
                        Automation Segment from 1991 to 1997. Prior thereto,
                        Vice President at Square D Corporation and General
                        Manager of Crisp Automation.

M. P. Walraven          Vice President of Automation Division since
                        May 2002. Vice President of Electro Mechanical Testing
                        Division from July 2000 to May 2002. General Manager of
                        Electro Mechanical Testing Division from January 2000 to
                        July 2000. Sales Manager from 1998 to 2000.

EMPLOYEES

MTS had 1,900 employees as of September 28, 2002, including approximately 550 employees located outside the United States. None of the Company's employees in the United States are currently covered by collective bargaining agreements. In the past, the Company has not experienced any work stoppages at any of its U. S. locations.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

A major portion of products and systems delivered to customers may consist of equipment and component parts purchased from third-party vendors. The Company promotes a partnership-type relationship with its vendors with an emphasis on continuous improvement in a number of critical areas including, but not limited to, quality, performance and technological advances. The Company is dependent, in certain situations, on a limited number of vendors to provide computing hardware and software devices and raw materials. However, during the recent past, MTS has not experienced significant problems or issues in procuring any essential materials, parts or components needed in its production process.

Since the Company generally sells its products based on fixed price contracts, fluctuations, either positive or negative, in the cost of materials or components between the date of order and the delivery date, may impact the expected profitability of any project. Except for the effect of changes in foreign currency rates, the Company believes that such fluctuations in the cost of raw materials and components have not had a material effect on reported operating results.

ENVIRONMENTAL MATTERS

Management believes that the Company's operations are in compliance with federal, state and local provisions relating to the protection of the environment.

ITEM 2. PROPERTIES

Properties Located in the United States:

The Company's corporate headquarters and major MT&S manufacturing, assembly and research facility, occupying 420,000 square feet, is located on 56 acres of land in the City of Eden Prairie, Minnesota, a suburb of Minneapolis, Minnesota. Since the original plant was placed into service in 1967, six additions of various sizes, with the most recent addition being completed in 1997, have occurred. At the current time, approximately one-half of this facility is used for manufacturing and assembly, while the remainder is used as general office space.

During fiscal 2001, the Company's FA segment entered into an operating lease for a newly constructed, 75,000 square foot office, light manufacturing and warehousing facility in New Ulm, Minnesota. The city is located approximately 65 miles southwest of Minneapolis, Minnesota. The lease expires in 2010. In addition, the segment entered into a 5-year lease agreement for a 90,000 square foot office, light manufacturing and warehousing facility in Montgomeryville, Pennsylvania, a suburb of Philadelphia. The Company is currently subleasing a portion of this facility to a third party.

The FA segment also has a Company-owned 65,000 square foot combination office and light manufacturing facility in Cary, North Carolina, a suburb of Raleigh, North Carolina. This facility was originally constructed in 1988 and expanded in 1992.

In addition to the Eden Prairie facility, the MT&S Segment has three other domestic locations. The Company leases 29,000 square feet in two facilities located in Madison Heights, Michigan and Milford, Ohio. The lease agreements for these facilities terminate in 2003 and 2004, respectively. The Company owns a 57,200 square foot facility in Ann Arbor, Michigan, and has an additional 13,000 square feet in Ann Arbor under lease through 2004.

MTS also leases space in various other cities in the United States that serve primarily as sales and service offices. Neither the amount of leased space nor the rental obligations are significant individually or in the aggregate. The agreements pertaining to each of its leased facilities in the United States contain conventional operating lease terms.

International Facilities:

MTS has manufacturing, assembly, warehousing and/or office facilities in several European countries to support its international operations:

      Berlin, Germany - an 80,000 square foot Company-owned MT&S Segment facility, of which a portion is leased to non-MTS entities. This facility is situated on land leased from the city government. The lease expires in 2052.

      Paris, France - a 22,000 square foot leased MT&S Segment facility used for warehousing, servicing and administrative functions. The lease expires in 2009.

      Ludenschied, Germany - a 35,000 square foot leased FA Segment facility located on six acres of land and used for light manufacturing and administrative functions. The lease expires in 2009.

      Freiburg, Germany - a 7,000 square foot office building under lease through 2006 for the FA Segment.

      Stralsund, Germany - a 7,000 square foot office and assembly facility under lease through 2006 for the FA Segment.

      The Company also leases small office and general-purpose space for its sales and service subsidiaries in Gloucester, United Kingdom; Gothenburg, Sweden; Turin, Italy; Seoul, South Korea; Tokyo and other cities in Japan; and Beijing and other cities in the People's Republic of China. No manufacturing is conducted at these locations.

The Company considers its current facilities adequate to support its operations during fiscal 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ended September 28, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the Company's common stock are traded on The Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "MTSC". On September 25, 2002, the Company's stock began trading pursuant to an exception from the Nasdaq's listing requirements due to the filing of the Form 10-Q for the third quarter ended June 30, 2002, without the required auditor review, and the Company's stock began trading under the symbol "MTSCE." Soon following the filing of this Form 10-K and the concurrent filing of amended quarterly reports on Form 10-Q/A, the Company expects to fully comply with all Nasdaq's listing requirements and return to trading under the symbol "MTSC."

The following table sets forth the high and low sales prices for the periods indicated:

              Quarter Ended                      Low *            High *
              -------------                      -----            ------
              December 31, 2000                 $ 5.50            $ 7.88
              March 31, 2001                    $ 6.75            $ 9.19
              June 30, 2001                     $ 7.88            $14.60
              September 30, 2001                $10.00            $15.60
              December 31, 2001                 $ 9.10            $12.35
              March 31, 2002                    $ 8.90            $11.50
              June 30, 2002                     $ 9.50            $13.17
              September 28, 2002                $ 9.60            $13.20

      * Source: The Nasdaq Stock Market, Inc. Summary of Activity Report

As of December 19, 2002, there were 2015 holders of record of the Company's common stock. However, this number does not reflect stockholders who hold their shares in the name of broker dealers or other nominees.

The Company has historically paid quarterly cash dividends and expects to continue such dividends in the future. During each of the past three years, the Company has paid quarterly cash dividends of $.06 per share to holders of its common stock. Under its current credit agreements, the Company has the flexibility to declare and pay cash dividends, in similar amounts, during future periods.

Under the terms of the Company's revolving credit agreement, certain covenants require net worth, as defined, to exceed a defined minimum amount. As of September 28, 2002, net worth, as defined, exceeded the minimum requirement by $28.2 million.

ITEM 6. SELECTED FINANCIAL DATA

The table below provides selected historical financial data of the Company, which should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of income data for each of the three years ended September 28, 2002 and September 30, 2001 and 2000 and the balance sheet data as of September 28, 2002 and September 30, 2001, are derived from, and are qualified by reference to the audited consolidated financial statements included elsewhere in this report. The statement of income data for the years ended September 30, 1999 and 1998 and balance sheet data as of September 30, 2000, 1999 and 1998 are derived from the Company's audited financial statements after the effect of the restatement adjustments discussed in note 1 below, and are not included in this report.

Five Year Financial Summary
(September 28, 2002, September 30, 2001 and prior)

                                                      2002                  2001                         2000
                                                      (expressed in thousands except per share data and numbers of shareholders and employees)
OPERATIONS                                                       As Reported     Restated(1)   As Reported     Restated(1)
----------                                                       -----------     -----------   -----------     -----------
Net revenue                                         $355,871       $396,641       $397,359       $391,853    $389,380
Gross profit                                         129,015        141,408        139,687        132,940     128,383
Gross profit as a % of net revenue                      36.3%          35.7%          35.2%          33.9%       33.0%
Research and development costs                      $ 18,990       $ 22,485       $ 22,485       $ 24,619    $ 24,619
Research and development as a %
Net revenue                                              5.3%           5.7%           5.7%           6.3%        6.3%
Income before income taxes                          $ 25,922       $ 24,578       $ 19,831       $  6,095    $  4,937
Income before income taxes as a % of
Net revenue                                              7.3%           6.2%           5.0%           1.6%        1.3%
Effective income tax rate                                 31%            38%            34%            41%         36%
Income before cumulative effect of accounting       $ 18,003       $ 15,176       $ 13,106       $  3,624    $  3,170
   changes
Income before cumulative effect of accounting
   changes as a % of net revenue                         5.1%           3.8%           3.3%           0.9%        0.8%
Net income                                          $  4,282(2)    $ 12,913(3)    $ 10,614(3)       3,624    $  3,170
Net income as a % of net revenue                         1.2%(2)        3.3%(3)        2.7%(3)        0.9%        0.8%
Net income per dilutive share of common stock       $   0.20(2)    $   0.61(3)    $   0.50(3)    $   0.17    $   0.15
Weighted average dilutive shares
   outstanding during the year(4)                     21,433         21,074         21,070         20,935      20,935
Net interest expense                                $  3,198       $  4,837       $  4,837       $  4,892    $  4,892
Depreciation and amortization                         11,092         14,477         14,492         15,294      15,512

FINANCIAL POSITION
Current assets                                      $250,555       $230,249       $234,123       $225,273    $226,867
Current liabilities                                  112,867        105,073        114,895        108,648     113,916
Current ratio                                          2.2:1          2.2:1          2.0:1          2.1:1       2.0:1
Net working capital                                 $137,688       $125,176       $119,228       $116,625    $112,951
Property and equipment, net                           59,612         68,893         65,408         72,081      68,406
Total assets                                         320,099        331,759        331,943        330,234     328,153
Interest bearing debt                                 52,543         59,305         59,305         75,712      75,712
Total Shareholders' investment                       162,265        167,122        160,738        157,854     153,629
Shareholders' investment per share                      7.57           7.93           7.63           7.54        7.34
Interest bearing debt as a % of
Shareholders' investment                                32.4%          35.5%          36.9%          48.0%       49.3%
Return on beginning shareholders' investment,
   before cumulative effect of accounting changes       11.2%           9.6%           8.5%           2.2%        2.0%
Return on beginning shareholders' investment             2.7%           8.2%           6.9%           2.2%        2.0%
Return on average net assets(5)                         13.7%          13.4%          11.4%           4.9%        4.5%

OTHER STATISTICS
Number of common shareholders of
   record at year end(6)                               2,058          2,086          2,086          2,229       2,229
Number of employees at year end                        1,893          2,224          2,224          2,350       2,350
New orders received                                 $376,800       $384,900       $380,300       $415,900    $416,100
Backlog of orders at year end                       $177,300       $156,300       $158,100       $163,000    $165,500
Cash dividends paid per share                       $   0.24       $   0.24       $   0.24       $   0.24    $   0.24

(1) Fiscal years 2001, 2000, 1999 and 1998 have been restated from previously reported results. The restatement reflects corrections in revenue recognition practices, cut-off in recognition of revenue, a correction to a number of previously unreconciled inventory and related reserves, the timing of recognizing restructuring reserves, the correction of bookkeeping and account reconciliation errors, and a correction of the Company's effective tax rate.

(2) Includes the cumulative effect from the adoption of SFAS 142 of $13,721 ($0.64 per dilutive share) in fiscal 2002.

(3) Includes the cumulative effect from the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as of October 1, 2000. The cumulative effect resulted in a reduction in net income of $2,492 ($0.12 per dilutive share) in fiscal 2001.

(4) Assumes the conversion of potential common shares using the treasury stock method.

(5) Income before income taxes and net interest expense divided by average net assets employed (exclusive of non-interest bearing liabilities).

(6) Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Five Year Financial Summary
(September 28, 2002, September 30, 2001 and prior)

                                                             1999                      1998

OPERATIONS                                        As Reported    Restated(1)   As Reported    Restated(1)
                                                  -----------    -----------   -----------    -----------
Net revenue                                         $390,542       $389,555    $362,163       $362,163
Gross profit                                         151,171        149,696     142,227        141,955
Gross profit as a % of net revenue                      38.7%          38.4%       39.3%          39.2%
Research and development costs                      $ 26,966       $ 26,966    $ 24,348       $ 24,348
Research and development as a %
Net revenue                                              6.9%           6.9%        6.7%           6.7%
Income before income taxes                          $ 18,770       $ 16,676    $ 33,448       $ 33,176
Income before income taxes as a % of
Net revenue                                              4.8%           4.3%        9.2%           9.2%
Effective income tax rate                                 34%            33%         36%            36%
Income before cumulative effect of accounting       $ 12,445       $ 11,132    $ 21,539       $ 21,369
   changes
Income before cumulative effect of accounting
   changes as a % of net revenue                         3.2%           2.9%        5.9%           5.9%
Net income                                            12,445       $ 11,132      21,539       $ 21,369
Net income as a % of net revenue                         3.2%           2.9%        5.9%           5.9%
Net income per dilutive share of common stock       $   0.59       $   0.53    $   1.01       $   1.00
Weighted average dilutive shares
   outstanding during the year(4)                     21,184         21,183      21,330         21,329
Net interest expense                                $  4,597       $  4,597    $  1,948       $  1,948
Depreciation and amortization                         14,424         14,424      10,880         10,880

FINANCIAL POSITION
Current assets                                      $223,651       $226,468    $204,311       $204,060
Current liabilities                                  104,713        111,408     110,223        116,090
Current ratio                                          2.1:1          2.0:1       1.9:1          1.8:1
Net working capital                                 $118,938       $115,060    $ 94,088       $ 87,970
Property and equipment, net                           73,633         70,798      69,942         67,451
Total assets                                         333,347        333,329     313,022        315,502
Interest bearing debt                                 71,637         71,637      74,682         74,682
Total Shareholders' investment                       162,859        159,088     152,689        150,231
Shareholders' investment per share                      7.80           7.51        7.16           7.04
Interest bearing debt as a % of
   shareholders' investment                             44.0%          45.0%       48.9   %       49.7%
Return on beginning shareholders' investment,
   before cumulative effect of accounting changes        8.0%           7.4%       15.4   %       17.1%
Return on beginning shareholders' investment             8.0%           7.4%       15.4   %       17.1%
Return on average net assets(5)                         10.7%          10.1%       20.9   %       20.9%

OTHER STATISTICS
Number of common shareholders of
   record at year end(6)                               2,055          2,055       1,760          1,760
Number of employees at year end                        2,436          2,436       2,424          2,424
New orders received                                 $350,200       $349,600    $352,300       $353,200
Backlog of orders at year end                       $146,800       $148,500    $187,200       $189,200
Cash dividends paid per share                       $   0.24       $   0.24    $   0.24       $   0.24

(1) Fiscal years 2001, 2000, 1999 and 1998 have been restated from previously reported results. The restatement reflects corrections in revenue recognition practices, cut-off in recognition of revenue, a correction to a number of previously unreconciled inventory and related reserves, the timing of recognizing restructuring reserves, the correction of bookkeeping and account reconciliation errors, and a correction of the Company's effective tax rate.

(2) Includes the cumulative effect from the adoption of SFAS 142 of $13,721 ($0.64 per dilutive share) in fiscal 2002.

(3) Includes the cumulative effect from the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as of October 1, 2000. The cumulative effect resulted in a reduction in net income of $2,492 ($0.12 per dilutive share) in fiscal 2001.

(4) Assumes the conversion of potential common shares using the treasury stock method.

(5) Income before income taxes and net interest expense divided by average net assets employed (exclusive of non-interest bearing liabilities).

(6) Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impacts of restatements to the Company's previously reported consolidated financial statements for the fiscal years ended September 30, 2001 and 2000.

FISCAL YEAR

Effective with fiscal year 2002, the Company changed its fiscal year end to the Saturday closest to September 30. For the year ended September 28, 2002, the Company's fiscal year consisted of 52 weeks. Effective for fiscal year 2003, the Company changed its fiscal quarter ends to the Saturday closest to December 31, March 31, and June 30.

RESTATEMENTS

The Company is amending its consolidated financial statements for the years ended September 30, 2001 and 2000 to restate its financial statements to correct various bookkeeping errors and misapplications of generally accepted accounting principles. These adjustments reflect:

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

      (4) Correction of an error in calculating SFAS 133 currency hedge gains, impacting currency gains, retained earnings, prepaid expenses, and unrealized loss on investment accounts;

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

Effects of Restatement: In consultation with its independent auditors, the Company restated its audited financial statements for years ended September 30, 2001 and 2000 and its unaudited financial statements for each of the quarters in the nine months ended June 30, 2002 and the fiscal year ended September 30, 2001. The aggregate restatement impacted net income before cumulative effect of accounting changes in fiscal 2002 positively by $8.2 million, in fiscal 2001 negatively by $2.1 million, and in fiscal 2000 negatively by $0.5 million.

For the previously reported nine months ended June 30, 2002, these restatement adjustments reflect:

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $2.4 million increase to previously reported revenues for fiscal year 2002 and a related increase in cost of sales of $1.4 million;

      2. Correction of the accounting for residual values of certain fixed assets and asset retirements that should have occurred in prior periods, which resulted in a $1.9 million decrease to previously reported cost of sales and a $1.0 million decrease to other expense for fiscal year 2002;

      3. The correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which resulted in the reduction to cost of sales by $5.6 million; and

      4. The correction of errors related to the provision recorded for restructuring reserves, which resulted in a $1.1 million decrease to previously reported other income.

For the year ended September 30, 2001, these restatement adjustments reflect:

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $0.7 million increase to previously reported revenues for fiscal year 2001, and a related correction to cost of sales, which resulted in a decrease of $1.6 million;

      2. Correction in the timing of recognizing restructuring reserves, which resulted in a $1.8 million increase to cost of sales, a $2.4 million increase in selling, general and administrative expenses and a reduction of other expense of $0.2 million;

      3. The correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which resulted in the increase to cost of sales by $2.8 million; and

      4. The correction of the Company's tax rate for the period and the tax impact of the aforementioned adjustments to pretax income, which resulted in a 5-point reduction in the effective tax rate and a $2.7 million reduction in tax expenses.

For the year ended September 30, 2000, these restatement adjustments reflect:

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $2.5 million decrease to previously reported revenues for fiscal year 2000 and a related correction to cost of sales, which resulted in an increase of $0.5 million;

      2. Correction in the timing of recognizing restructuring reserves, which resulted in a $1.6 million decrease to cost of sales, a $2.5 million decrease in selling, general and administrative expenses, and a reduction of restructuring expenses of $1.2 million;

      3. The correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which resulted in an increase to cost of sales by $2.8 million; and

      4. The correction of the Company's tax rate for the period and the tax impact of the aforementioned adjustments to pretax income, which resulted in a 4-point reduction in the effective tax rate and a $0.7 million reduction in tax expenses.

Correction of other bookkeeping errors in fiscal year 2002, 2001 and 2000 resulted in additional impacts to various income statement and balance sheet amounts.

The effects of the restatement are as follows:

                                         For the year ended            For the year ended
                                         September 30, 2001            September 30, 2000
                                      ------------------------      ------------------------
                                      As reported     Restated      As reported     Restated
                                      -----------     --------      -----------     --------
STATEMENT OF INCOME DATA:

Net revenue                            $ 396,641      $ 397,359      $ 391,853      $ 389,380
Cost of revenue                          255,233        257,672        258,913        260,997
Gross profit                             141,408        139,687        132,940        128,383
Operating expenses                       111,868        117,482        121,107        118,223
Income from operations                    29,540         22,205         11,833         10,160
Other expense (income), net                  125         (2,463)           846            331
Income before income taxes                24,578         19,831          6,095          4,937
Cumulative effect (1)                     (2,263)        (2,492)            --             --
Net income                                12,913         10,614          3,624          3,170
Basic earnings per share                    0.62           0.51           0.17           0.15
Diluted earnings per share             $    0.61      $    0.50      $    0.17      $    0.15

BALANCE SHEET DATA:

Accounts receivable, net               $  97,661      $  97,731      $ 117,866      $ 117,936
Inventories                               63,381         64,308         62,520         58,601
Prepaid expenses                           6,405          5,975          9,911          9,911
Deferred tax asset                            --          7,894             --          5,443
Total current assets                     230,249        234,123        225,273        226,867
Machinery and equipment                  110,419         91,203        107,325         88,696
Goodwill                                  22,545         22,545         24,558         24,558
Other assets                              10,072          9,867          8,322          8,322
Accounts payable                          16,672         15,685         22,755         22,048
Accrued compensation and benefits         33,661         33,358         29,285         26,843
Advanced billings to customers            26,572         32,884         18,673         23,299
Other accrued liabilities                 16,395         15,891         13,680         13,847
Total current liabilities                105,073        114,895        108,648        113,916
Total shareholders' investment         $ 167,122      $ 160,738      $ 157,854      $ 153,629

CASH FLOW DATA:

Net cash from operating activities     $  39,116      $  36,974      $   3,027      $   3,925
Net cash from investing activities       (10,514)        (8,055)       (13,240)       (12,107)
Net cash from financing activities       (19,616)       (19,519)          (963)          (965)
Net change in cash                         9,304          9,304         (9,872)        (9,872)

1) The ($2,263) cumulative effect of change in accounting principle related to the Company's adoption of SAB 101 and was first reported in the fourth quarter of the fiscal year ended September 30, 2001.

CRITICAL ACCOUNTING POLICIES:

REVENUE RECOGNITION

The Company implemented the revenue recognition principles of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the fiscal years ended September 28, 2002 and September 30, 2001 the Company recognized $0.4 million and $10.0 million, respectively, of revenues, which were previously recognized prior to the Company's adoption of SAB 101.

For orders that are manufactured and delivered in less than twelve months with routine installations and no "special" acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which is deferred until customer acceptance. The remaining revenue on these contracts is recognized upon installation and customer acceptance. In cases where "special" acceptance protocols exist, the Company recognizes revenue upon the completion of installation and fulfillment of obligations specific to the terms of the customer's contract. Revenue on contracts requiring longer delivery periods (long-term contracts) is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance.

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

Revenue for services is recognized as the service is performed and ratably over a defined contractual period for service maintenance contracts.

INVENTORIES

Inventories as of September 28, 2002 and September 30, 2001 respectively, were as follows:

                              2002          2001
-----------------------------------------------------
                          (expressed in thousands)
                                         (restated)
                                         ----------
Customer projects in
various stages of
completion                $   8,679     $   11,716
Components,
assemblies and parts         32,678         52,592
-----------------------------------------------------
Total                     $  41,357     $   64,308
-----------------------------------------------------

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method.

CUSTOMER ORDERS AND BACKLOG

                                 2002        2001         2000
-------------------------------------------------------------------
                                    (expressed in thousands)
                                         (--------restated---------)
                                         --------------------------
Total Customer Orders          $376,800    $380,300     $416,100
-------------------------------------------------------------------
Backlog of
Undelivered Orders             $177,300    $158,100     $165,500
-------------------------------------------------------------------

New orders from customers during fiscal year 2002 totaled $376.8 million, a decrease of $3.5 million or 0.9% compared to customer orders of $380.3 million booked in 2001. In 2000, customer orders totaled $416.1 million. The negative trend over the last two years is the result of continued weakness in the North American economy and a more recent softening in Japan. At this time, the Company does not anticipate a significant change in these economies in the near term. In 2002 the Company received three orders from customers that were in excess of $10 million compared to one $10.8 million order in 2001 and one $18.6 million order in 2000, all of which were customers of the Mechanical Testing and Simulation ("MT&S") Segment.

Orders for the MT&S Segment totaled $308.2 million in 2002, an increase of $4.6 million or 1.5%, compared to customer orders of $303.6 million for 2001. The MT&S Segment booked 81.8% of total Company orders in 2002, compared to 79.8% for 2001 and 75.7% in 2000. During 2002, the Company continued to experience strong order demand worldwide for motor-sports and geological and civil structure products within the Advanced Systems business unit and within the Material Testing business unit, partially offset by the continuing slowdown in the global automotive markets. The automotive market was particularly weak in Japan and the rest of the Asia/Pacific region, which was partially offset by a modest increase in Europe. The other MT&S businesses experienced a similar geographic impact with soft North American demand and growth in Europe that was offset by a decline in Asia/Pacific. The growth in Europe is primarily due to continued demand for motor sports products. Generally, orders from customers in all geographies during 2001 were down slightly for each of the business units comprising the MT&S Segment when compared to 2000.

New orders for the Factory Automation ("FA") Segment totaled $68.6 million for 2002, a decrease of $8.1 million, or 10.6%, compared to new orders during 2001 of $76.7 million. Customer orders in this segment were particularly weak during fiscal 2002, driven by aggressive cut backs in capital spending and manufacturing output in the North American automotive market and a significant drop in North American and

European demand for the Company's automation components in the semiconductor, electronic assembly and industrial markets. This was the second year of depressed orders in the FA segment. This segment accounted for 18.2% of total Company orders during fiscal 2002, compared to 20.2% and 24.3% in 2001 and 2000, respectively. During fiscal 2001, the FA Segment experienced a decline in orders growth worldwide for industrial automation applications (servo motors, amplifiers and motion controllers), and industrial sensors and automation components. New orders in 2000 reflected strong industrial segment growth with a significant influence from the telecom market in Europe.

On a geographic basis, orders from customers located in North America totaled $196.3 million during 2002, down $10.8 million or 5.2% compared to orders received of $207.1 million in 2001. North American orders received during fiscal 2000 totaled $233.9 million. International orders received during 2002 of $180.5 million increased by $7.3 million, or 4.2%, compared to orders received during 2001 of $173.2 million. International orders in fiscal 2000 totaled $182.2 million. The backlog of undelivered orders at September 28, 2002 totaled $177.3 million, an increase of approximately $19.2 million, or 12.1%, compared to backlog of $158.1 million at September 30, 2001. The increase in backlog is attributable to a change in business mix that resulted from an increase in long cycle versus short cycle orders in 2002. The strong order trend in the Advanced Systems and the Material Testing business units account for the majority of the increase in backlog. Backlog at the end of fiscal 2000 totaled $165.5 million. We believe that backlog is not an absolute indicator of our future sales because a substantial portion of the orders constituting this backlog could be cancelled at the customers' discretion.

NET REVENUE
                       2002         2001         2000
------------------------------------------------------------
                          (expressed in thousands)
                                (--------restated-----------)
                                ----------------------------
Total               $355,871     $ 397,359    $389,380
------------------------------------------------------------

Net revenue of $355.9 million for fiscal 2002 decreased $41.5 million or 10.4%, compared to $397.4 million for fiscal 2001. Net revenue for fiscal 2000 totaled $389.4 million. On a segment basis, net revenue for the MT&S Segment in 2002 totaled $287.0 million, comparing unfavorably to revenue of $316.1 million in fiscal 2001 and $299.9 million in fiscal 2000. The decrease in revenue for fiscal 2002 was principally driven by the decline in capital spending worldwide which was partially offset by the growth in the Advanced Systems and Materials Testing businesses. The shorter cycle business units, particularly those related to the automotive industry, experienced the largest decline in revenue. Net revenue in the FA Segment totaled $68.9 million in fiscal 2002, compared to $81.2 million in fiscal 2001 and $89.5 million in fiscal 2000. Net revenue in the FA Segment during 2002 was negatively impacted by world-wide economic factors which resulted in a significant drop in demand. Similar factors in 2001 impacted the FA segment in the semiconductor, electronic assembly and industrial markets. See Note 4 to Consolidated Financial Statements for additional information on industry segment and geographic information.

Net revenue of $166.1 million for 2002 in North America decreased $23.5 million or 12.4%, compared to $189.6 million in 2001. Net revenue for 2000 totaled $203.7 million. Net revenue of $102.1 million for 2002 in Europe decreased $7.5 million or 6.8% compared to net revenue of $109.6 million in 2001 and $112.3 million for 2000. Net revenue of $75.9 million for 2002 in Asia decreased $15.0 million or 16.5% compared to net revenue of $90.9 million in 2001 and $69.0 million in 2000. Other miscellaneous international net revenue totaled $13.2 million, $9.2 million and $4.3 million, respectively, for 2002, 2001 and 2000. Unlike the previous year when the Company benefited from improving international markets, 2002 saw revenue decline as a result of the slow order pattern and a reduction in backlog in the international business environments in addition to that seen in North America.

Although selective price changes were implemented during each of the three years, the overall impact of pricing changes did not have a material effect on reported revenue.

GROSS PROFIT
                          2002         2001         2000
--------------------------------------------------------------
                             (expressed in thousands)
                                   (--------restated----------)
                                   ---------------------------
Gross Profit           $129,015     $ 139,687     $128,383
--------------------------------------------------------------
% of Net Revenue           36.3%         35.2%        33.0%
--------------------------------------------------------------

Gross profit, as a percentage of net revenue, increased to 36.3% in 2002, compared to 35.2% in 2001 and 33.0% in 2000. Gross profit for the MT&S Segment was 37.2% in fiscal 2002, up substantially from 35.5% in 2001 and 31.6% in 2000, while the gross profit of the FA Segment declined to 32.5%, compared to 33.8% in 2001 and 37.4% in 2000. Gross profit in the MT&S Segment increased during 2002 despite continued competitive pricing pressures and was the result of a number of factors, including a favorable mix of aerospace and material testing business shipped during the year, better overall project management and the positive impact of headcount reductions. Cost containment and productivity initiatives have led to two successive years of gross profit improvement in the MT&S Segment.

The reduction in the FA Segment's manufacturing and shipping volumes during fiscal 2002 negatively impacted the gross profit rate by 1.3 percentage points. The decline in business volume during 2001 drove a similar reduction in the FA Segment when compared to 2000.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
                           2002        2001         2000
-------------------------------------------------------------
                             (expressed in thousands)
                                   (--------restated---------)
                                   --------------------------
Selling                 $ 53,096    $  58,056    $ 58,747
General &
Administrative            32,098       36,941      34,857
-------------------------------------------------------------
Total                   $ 85,194    $  94,997    $ 93,604
-------------------------------------------------------------
% of Net Revenue            23.9%        23.9%       24.0%
-------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses, as a percentage of net revenue, have been relatively flat for the past three years. In 2002, the Company reduced expenses by $9.8 million, or 10.3% in line with the decline in net revenue. Over the past two years, the Company has focused several initiatives on overall cost control and the alignment of resources with current and anticipated economic conditions and with markets having the greatest potential. Initiatives have included focused efforts on overall spending levels in each of the MT&S and FA Segments during 2002. These efforts have met the Company's expectations.

Spending in the MT&S Segment was reduced to $64.9 million in 2002 from $72.7 million and $73.6 million respectively, in 2001 and 2000. In 2002, the Company incurred $1.0 million of restructuring and severance related costs for the closure of the Electromechanical Testing facility in Raleigh, North Carolina. Additional restructuring was completed within the business units and infrastructure groups that were significantly impacted by the reduction in customer requirements tied to the automotive industry. General and administrative expenses of the MT&S Segment included a provision of $1.8 million in 2001 related to the restructuring of the Company's manufacturing facility located in France as discussed further in Note 9 to the Consolidated Financial Statements. In addition to the activity associated with operations in France, the Company recorded $0.6 million of expenses associated with the closure of its laboratory instrument business that was acquired as part of its acquisition of DSP Technology, Inc. ("DSP") as discussed further in Note 9 to the Consolidated Financial Statements.

Spending in the FA Segment in 2002 was reduced to $20.3 million from $22.3 million in 2001 and was relatively flat compared to the 2000 spending level of $20.0 million. During 2002 the segment focused on cost control activities which balanced discretionary spending against market opportunities which had the greatest possibility for profitable return. The segment has also completed several initiatives begun during the past three fiscal years associated with site reductions and the centralization of core administrative functions.

RESEARCH AND DEVELOPMENT COSTS
                                 2002        2001        2000
------------------------------------------------------------------
                                   (expressed in thousands)
                                         (--------restated--------)
                                         -------------------------
Research & Development         $ 18,990   $  22,485    $ 24,619
------------------------------------------------------------------
% of Net Revenue                    5.3%        5.7%        6.3%
------------------------------------------------------------------

The Company provides research and development (R&D) funds for product, systems and software application developments in the MT&S and FA Segments. During 2002, approximately 66.7% of R&D spending was in the MT&S Segment, compared to 70.0% and 73.2%, respectively, in fiscal 2001 and 2000.

The overall decrease in R&D spending, as a percentage of net revenue over the three-year period, is primarily due to management initiatives to focus its spending on developments that have the greatest market potential and the highest return opportunity. As a result of these initiatives and management's planned cutback in spending due to the decline in net revenue, R&D spending, as a percentage of net revenue, decreased to 5.3% in fiscal 2002, compared to 5.7% in 2001 and 6.3% in 2000.

INTEREST (INCOME) EXPENSE
                       2002        2001        2000
--------------------------------------------------------
                         (expressed in thousands)
Interest Expense    $   4,343   $  5,209     $   6,371
Interest Income     $  (1,145)  $   (372)    $  (1,479)
--------------------------------------------------------

Interest expense of $4.3 million in 2002, a decrease of $0.9 million compared to fiscal 2001, primarily resulted from lower average borrowings during 2002 and generally lower interest rates on its short-term borrowings under its bank line of credit. The $1.1 million of interest income in 2002, an increase of $0.7 million compared to 2001, primarily resulted from interest earned on the increased balance of short term investments in 2002. Interest income in 2000 included interest earned of $0.7 million related to the overpayment of income taxes during a prior period and benefited from significantly higher interest rates when compared to both 2001 and 2002.

GAIN ON INVESTMENT

During 2002 the Company liquidated its investment in Mechanical Dynamics Inc. The Company sold securities and recorded proceeds from the sale of $4.9 million, which produced a gain on sale of $2.6 million. This transaction represented the entire amount of the holdings.

OPERATING RESULTS

                                                     2002        2001         2000
-----------------------------------------------------------------------------------------
                                                             (--------restated-----------)
                                                             ----------------------------
Income
Before Income Taxes*                               $ 25,922    $  19,831    $   4,937
% of Net Revenue                                        7.3%         5.0%         1.3%
-----------------------------------------------------------------------------------------
Income Before Cumulative
Effect of Accounting Changes,
Net of Taxes                                       $ 18,003    $  13,106    $   3,170
% of Net Revenue                                        5.1%         3.3%         0.8%
-----------------------------------------------------------------------------------------
Effective Income Tax Rate                                31%          34%          36%
-----------------------------------------------------------------------------------------
Return On Beginning
Shareholders' Investment*                              11.2%         8.5%         2.0%
-----------------------------------------------------------------------------------------
Earnings Per Share - Diluted*                      $   0.84    $    0.62    $    0.15
-----------------------------------------------------------------------------------------

*excludes the cumulative effect of the accounting change for SAB 101 in 2001. *excludes the cumulative effect of the accounting change for SFAS 142 in 2002.

Income before income taxes totaled $25.9 million in 2002, compared with $19.8 million in 2001, primarily as the result of overall improved product margins and the continuing improvement from the Company's cost containment and strategically balanced R&D programs. During 2002 the Company consolidated the Electromechanical Testing Division into Eden Prairie, MN from Raleigh NC. The physical move of the business and the facility closure were completed during fiscal year 2002. As a result of the move the Company recorded $0.4 million charge for severance related costs and $0.6 million charge to write down inventory. Income before income taxes for 2001 included a charge of $1.9 million (of which $1.3 million is reflected as an increase to cost of revenue and $0.6 million as an increase to administrative expenses) related to the closure of its laboratory instrument business acquired as part of its acquisition of DSP Technology, Inc. ("DSP"). In addition during 2001, the Company recorded a charge of $2.3 million as a result of its decision to restructure operations in France. For further information, see Note 9 to Consolidated Financial Statements.

Income from operations of the MT&S Segment increased to $29.0 million in 2002, compared to $23.8 million in 2001. This increase was primarily the result of an improved gross profit rate of 1.7 percentage points and management's cost containment initiatives. Income from operations of the MT&S Segment totaled $5.1 million in 2000. The increase in operating income in 2002 was the result of improvements in the project management of large, complex custom projects, favorable mix in the Advanced Systems business unit, and the benefit of cost productivity initiatives. The significant increase in operating income from 2000 to 2001 was due to issues experienced in 2000 that did not reoccur in 2001. These included technical difficulties in several large, complex custom projects and contract losses in the entertainment market, which resulted in a 3.9 point increase in gross margin as a percent of net revenue. Loss from operations of the FA Segment increased to a loss of $4.2 million in 2002, compared to a loss of $1.6 million in 2001 primarily due to the impact of a decline in volume on the factory and fixed overhead cost absorption. Income from operations of the FA Segment totaled $5.1 million in 2000. The $6.7 million decline from 2000 to 2001 was primarily due to a $4.3 million write-down of slow moving and obsolete inventory. The decrease in income from operations from 2001 to 2000 was also driven by a reduction in gross margin associated with volume which was partially offset by an investment in SG&A expenses during 2001 which were made in an anticipation of accelerated revenue growth.

The effective tax rate for each of the years presented is impacted by the geographic mix of income with foreign sourced income generally being taxed at higher rates than domestically sourced income, the amount of tax benefit available from the Company's Foreign Sales Corporation, extraterritorial income exclusion and qualified R&D costs. A greater percentage of the Company's income was derived from foreign sources in fiscal 2000 when compared to both 2001 and 2002. For further information, see Note 6 to consolidated financial statements.

In 2002, income before cumulative effect of accounting change for the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" increased to $18.0 million ($0.84 per diluted share), from $13.1 million ($0.62 per diluted share) in 2001 and $3.2 million ($0.15 per diluted share) in 2000.

CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

The Company conducts business in countries outside the United States and is exposed to market risk from changes in foreign currency exchange rates that can affect its operating results and financial condition. To minimize the risk, the Company manages exposure to changes in foreign currency rates, when deemed appropriate, through the use of derivative financial instruments, principally forward exchange contracts. Foreign exchange contracts are used to hedge the Company's overall exposure to exchange rate fluctuations, since the gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged.

Historically, approximately 50%-55% of the Company's net revenue occurs from shipments to customers outside of the United States and about 65% of this revenue (approximately 30% of the Company's total net revenue) is denominated in currencies other than the U.S. dollar. As a result, a strengthening of the U.S. dollar relative to foreign currencies decreases the foreign currency denominated revenue and earnings when they are translated into U.S. dollars. Conversely, weakening of the U.S. dollar has the reverse impact on revenue and earnings. During the past three years, the U.S. dollar was generally stronger against other major currencies. During this period the dollar gained approximately 15% against the Yen and 9% against the Euro. Gains and losses attributed to translating the financial statements for all non-U.S. subsidiaries are included in the currency translation adjustments. The gains and losses on forward exchange contracts used to hedge these exposures are included as part of "Other (income) expense, net" in the accompanying consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES
                                 2002             2001             2000
--------------------------------------------------------------------------------
                            (expressed in thousands except per share data)
Total Interest
Bearing Debt                 $    52,543      $    59,305      $    75,712
% of Total
Capitalization                      24.5%            27.0%            33.0%
--------------------------------------------------------------------------------
Total Shareholders'
Investment                   $   162,265      $   160,738    $     153,629
--------------------------------------------------------------------------------
Shareholders' Investment
Per Share                    $      7.65      $      7.64      $      7.40
--------------------------------------------------------------------------------

Aggregate annual maturities of long-term debt for the next five fiscal years are: 2003--$8.6 million; 2004--$8.1 million; 2005--$7.0 million; 2006--$6.9 million; 2007--$6.9 million and $14.4 million thereafter. The carrying value of the Company's long-term debt at September 28, 2002 is approximately $0.7 million higher than the estimated fair value as determined using current interest rates available to the Company for debt having similar characteristics and remaining maturities.

On December 16, 2002, the Company amended its $50 million revolving credit agreement with a domestic bank group that allows the Company to borrow funds at various interest rates. The revolving credit agreement limit was reduced to $25 million and its expiration was extended to January 2005 based on the expected needs of the Company. Under the provisions of its revolving credit agreement, the Company is required, among other matters, to maintain certain financial ratios and to meet certain indebtedness and restricted payments tests. At September 28, 2002, the Company had $28.5 million available for restricted payments, as defined. No borrowings were outstanding under this credit agreement at September 28, 2002. The Company was in compliance with its financial covenants for the 2002 and 2001 fiscal years, but was, as a result of the restatement for fiscal 2000 financial statements, in default on its fixed charge coverage ratio for the year ended September 30, 2000. The Company has obtained waivers of this covenant violation from its lenders, which supply both revolving credit and term debt where appropriate.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                                            Payments Due by Period
                                                           (in thousands of dollars)
                                            ---------------------------------------------------------
                                            Less than 1
Contractual Obligations          Total         year         1 - 3 years     4-5 years   After 5 years
-----------------------          -----      -----------     -----------     ---------   -------------
Long Term Debt                  $51,945        $8,605        $15,100        $13,840        $14,400
Capital Lease Obligations           311           128            131             51              1
Operating Leases                 20,569         5,536          7,742          4,623          2,668
Other Long-Term Obligations       2,000           186            359            550            905

                                           Amount of Commitment Expiration Per Period (in thousands of dollars)
                                                   Amount of Commitment Expiration Per Period
                                                           (in thousands of dollars)
                                            ---------------------------------------------------------
                              Total Amounts Less than 1
Other Commercial Commitments   Committed        year        1 - 3 years     4-5 years   After 5 years
----------------------------   ---------    -----------     -----------     ---------   -------------
Standby Letters of Credit        $10,747     $ 5,169         $ 4,478        $1,100         $ --
Guarantees                        28,552      16,943          11,591            18           --
Other Commercial Commitments      15,924       3,176          11,712           793          243

Shareholders' investment increased by $1.6 million during fiscal 2002 to $162.3 million. The change in shareholders' investment during 2002 was primarily the result of profitable operating results, funds received of $2.0 million from the exercise of employee stock options and employee purchases of the Company's stock under its stock purchase plan. This increase was offset, in part, by the payment of cash dividends of $5.1 million and repurchases of the Company's stock totaling $1.2 million.

CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $91.9 million during 2002, compared to $37.0 million generated in 2001 and $3.9 million generated in 2000. The increase in cash during 2002 resulted primarily from the impact of a 10% decline in net revenue, which tends to reduce investment in operating activities, and a Company focus on working capital. The impact of these actions resulted in accounts receivables and inventory balances, in the aggregate, being reduced by $56.7 million compared to 2001.

CASH FLOWS FROM INVESTING ACTIVITIES consumed cash of $35.3 million during 2002, compared to a cash usage of $8.1 million in 2001 and a cash usage of $12.1 million in 2000. During 2002, the Company invested $35.1 million cash in short-term investments and realized proceeds of $4.9 million from the sale of Mechanical Dynamics Inc. stock. During 2001 and 2000 cash generally was used for additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash of $11.3 million during 2002 primarily as a result of the net repayment of interest-bearing debt of $7.0 million, the payment of cash dividends of $5.1 million and repurchases of its common stock of $1.2 million, partially offset by funds received in connection with employees' exercise of stock options and purchases under the Company's stock purchase plan. During 2001, the Company used cash of $19.5 million in its financing activities primarily as the result of the net repayment of interest-bearing debt of $11.0 million, increased borrowings of $5.5 million, cash dividends of $5.0 million, and repurchasing $1.6 million of its common stock. This was partially offset by funds received in connection with employees' exercise of stock options and stock purchases. During 2000, the Company used cash flow of $1.0 million on its financing activities, which reflected the payment of dividends of $5.0 million and the repurchase of stock of $2.2 million. This use of funds in 2000 was nearly offset by the increase in both notes payable of $1.9 million and net long-term debt of $3.3 million and $1.1 million of proceeds from the exercise of stock options.

Overall cash flow has significantly improved from 2000 due to the Company's focus on working capital and other elements of cash consumed in operating activities. During 2002, cash and cash equivalents increased by $45.4 million. The Company believes that the current capital resources, internally generated funds, funds available from short term investments and unused financing sources will be adequate to finance on-going operations, anticipated capital expenditures, allow for investment in opportunities to internally grow its business and to make selected strategic acquisitions.

RESTRUCTURING AND OTHER CHARGES

During 2002, the Company consolidated the Electromechanical Testing Division into Eden Prairie, MN from Raleigh NC. The physical move of the business and the facility closure were completed during fiscal year 2002. As a result of the move, the Company recorded a $0.4 million charge for severance related costs and $0.6 million charge to write down inventory. Substantially all of the severance costs were paid during fiscal 2002. The closure is expected to result in approximately $1.0 million of savings annually beginning in fiscal 2003.

During 2001, the Company recorded a restructuring charge of $2.3 million as a result of the closure of its manufacturing operations in France and the transfer of this product line to its electromechanical division in North Carolina. Substantially all of the necessary cash outlays were completed during 2001. Such costs were financed primarily with funds from continuing operations and borrowings under its bank line of credit.

During 2000, the Company determined it would announce the discontinuation of a line of data acquisition products acquired as part of its 1999 acquisition of DSP Technology, Inc. ("DSP"). A restructuring charge was recorded in 2001 for $1.9 million. This included a provision for severance costs of $0.8 million, the write-off of leasehold improvements and production and other equipment of $0.3 million and other costs of $0.8 million associated with closure of the facility, the wind-down of the related product line, excess and obsolete inventory, uncollectible receivables and the write off of fixed assets. Of the total $1.9 million, $1.3 million was charged to cost of revenue and $0.6 million was charged to general and administrative expenses. The activity related to the provision was materially complete as of September 30, 2001, and no additional charges were incurred during fiscal 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase accounting method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ending September 28, 2002, annual goodwill amortization of $2.2 million ceased, effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive and industrial manufacturing marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to income in the first quarter of its fiscal year 2002 ending September 28, 2002 of $13.7 million, or ($.64) per diluted share, for impairment of goodwill, net of tax. Earnings per share for the fiscal year ended September 28, 2002 was positively impacted by $0.06, per diluted share, from the exclusion of goodwill amortization. Goodwill for the last three fiscal years was:

                                         Goodwill
                -----------------------------------------------------------
                                (in thousands of dollars)
               Beginning                                        Ending
      Year      Balance         Amortization      Write-off     Balance
      ----      -------         ------------      ---------     -------
      2000      $27,489           ($2,931)        $    --       $24,558
      2001       24,558            (2,013)             --        22,545
      2002       22,545                --         (18,277)        4,268

Annual amortization of other intangible assets of $1.1 million in fiscal 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years are as follows:

                                                                       Fiscal Year
                                                                       -----------
                                                2003           2004        2005        2006         2007
                                                ----           ----        ----        ----         ----
                                                              (in thousands of dollars)
Amortization of intangible assets            $ 1,022           $ 567       $ 517       $ 287        $ 3

For the two years ended September 30, 2001 and 2000, goodwill amortization, adjusted net income (loss), and basic and diluted income (loss) per share are as follows:

                                                                                   September 30
                                                                         ----------------------------------
                                                                                 2001            2000
                                                                         ----------------------------------
                                                                             (in thousands of dollars)
                                                                         (------------restated-------------)
                                                                         -----------------------------------
Income before cumulative effect of accounting change                          $13,106           $3,170
Add back: Goodwill amortization, net of tax                                     1,489            1,535
                                                                              -------           ------
      Adjusted net income before cumulative effect of accounting
         change                                                                14,595            4,705
Cumulative effect of accounting change, net of tax                             (2,492)              --
                                                                              -------           ------
      Adjusted net income                                                     $12,103           $4,705
                                                                              =======           ======

Basic earnings per share before cumulative effect of accounting
      change                                                                  $  0.63           $ 0.15
Add back: Goodwill amortization, net of tax                                      0.07             0.07
                                                                              -------           ------
      Basic adjusted earnings per share before cumulative effect of
         accounting change                                                       0.70             0.22
Cumulative effect of accounting change, net of tax                              (0.12)              --
                                                                              -------           ------
      Adjusted net income                                                     $  0.58           $ 0.22
                                                                              =======           ======
Diluted earnings per share before cumulative effect of accounting
      change                                                                  $  0.62           $ 0.15
Add back: Goodwill amortization, net of tax                                      0.07             0.07
                                                                              -------           ------
     Diluted adjusted earnings per share before cumulative effect of
         accounting change                                                       0.69             0.22
Cumulative effect of accounting change, net of tax                              (0.12)              --
                                                                              -------           ------
      Adjusted net income                                                     $  0.57           $ 0.22
                                                                              =======           ======

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has concluded that there will be no material impact of the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company was required to adopt this statement in its financial statements issued after May 15, 2002. The Company does not have any activities that fall under the scope of SFAS 145.

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

DIVIDENDS AND OTHER STOCK MATTERS

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends in years that experience a decline in earnings per share. The Company's dividend payout ratio target is approximately 25% of earnings per share over the long term. The Company paid a quarterly dividend of 6 cents per share during 2002, 2001 and 2000. During 2002, the Company repurchased 0.1 million shares of its common stock at an average cost of $10.23 per share. Pursuant to the plan adopted by its Board of Directors during May 2001 and 2002, the Company has authorized the repurchase of an additional 1.9 million shares of its common stock. The Company also repurchased 0.2 million shares of its common stock at an average cost of $8.19 per share in 2001 and 0.3 million shares in 2000 at an average cost of $7.28 per share. The Company's primary long term objective relative to its share repurchase program is to offset the dilutive effect of shares of common stock issued in connection with its employee stock option and stock purchase programs. During the three years ended September 28, 2002, the Company has issued approximately 927,000 shares of its common stock under the stock option and stock purchase programs.

QUARTERLY FINANCIAL INFORMATION

Revenue and operating results, as reflected on a quarterly basis, do not necessarily reflect changes in the demand for the Company's products or its operating efficiency. Revenue and operating results in any quarter can be significantly affected by customer shipment and/or installation timing or the timing of the completion of one or more high-value systems where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion accounting method. The Company's use of the percentage-of-completion revenue recognition method for large, longer-term projects generally has the effect of smoothing out significant fluctuations from quarter to quarter. See Note 1 to Consolidated Financial Statements for additional information on the Company's revenue recognition policy. Quarterly earnings also vary as the result of the use of estimations including, but not limited to, the rates used in recording federal, state and foreign income tax expense. See Notes 1 and 6 to Consolidated Financial Statements for additional information on the Company's use of estimates and income tax related matters.

Selected quarterly financial information for the fiscal years ended September 28, 2002 and September 30, 2001:

                                                             First       Second       Third       Fourth        Total
                                                            Quarter      Quarter     Quarter      Quarter        Year
---------------------------------------------------------------------------------------------------------------------------
                                                                    (expressed in thousands except per share data)
                                                          (-------------restated------------)
                                                          -----------------------------------------------------------------
2002
Net revenue                                                 $ 87,164    $ 92,075     $ 86,705    $   89,927   $  355,871
Gross profit                                                  31,074      30,877       33,048        34,016      129,015
Income before income taxes                                     5,346       7,434        4,692         8,450       25,922
Income before cumulative effect of accounting
   change, net of taxes                                        3,713       5,163        3,259         5,868       18,003
Cumulative effect of accounting change, net of taxes         (13,721)         --           --            --      (13,721)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ (10,008)   $  5,163     $  3,259    $    5,868   $    4,282
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share
Basic
Before cumulative effect of accounting change              $    0.17    $   0.25     $   0.15    $     0.28   $     0.85
Cumulative effect of accounting change, net                    (0.65)         --           --            --        (0.65)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   (0.48)   $   0.25     $   0.15    $     0.28   $     0.20
--------------------------------------------------------------------------------------------------------------------------
Diluted
Before cumulative effect of accounting change              $    0.17    $   0.25     $   0.15    $     0.27   $     0.84
Cumulative effect of accounting change, net                    (0.64)         --           --            --        (0.64)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   (0.47)   $   0.25     $   0.15    $     0.27   $     0.20
--------------------------------------------------------------------------------------------------------------------------

                                                             First       Second       Third       Fourth        Total
                                                            Quarter      Quarter     Quarter      Quarter        Year
---------------------------------------------------------------------------------------------------------------------------
                                                                    (expressed in thousands except per share data)
                                                          (--------------------------restated------------------------------)
                                                          -----------------------------------------------------------------
2001
Net revenue                                                 $ 94,655    $ 98,091     $ 98,767    $  105,846   $  397,359
Gross profit                                                  32,918      33,540       37,170        36,059      139,687
Income before income taxes                                     1,659       4,599        6,626         6,947       19,831
Income before cumulative effect of accounting
   change, net of taxes                                        1,097       3,040        4,380         4,589       13,106
Cumulative effect of accounting change, net of taxes          (2,492)         --           --            --       (2,492)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $ (1,395)   $  3,040     $  4,380    $    4,589   $   10,614
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share
Basic
Before cumulative effect of accounting change               $   0.05    $   0.15     $   0.21    $     0.22   $     0.63
Cumulative effect of accounting change, net                    (0.12)         --           --            --        (0.12)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $  (0.07)   $   0.15     $   0.21    $     0.22   $     0.51
---------------------------------------------------------------------------------------------------------------------------
Diluted
Before cumulative effect of accounting change               $   0.05    $   0.15     $   0.21    $     0.21   $     0.62
Cumulative effect of accounting change, net                    (0.12)         --           --            --        (0.12)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $  (0.07)   $   0.15     $   0.21    $     0.21   $     0.50
---------------------------------------------------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company's 2002 Annual Report to Shareholders, in the proxy statement for the annual meeting to be held on February 12, 2003, and in the Company's press releases and oral statements made with the approval of an authorized executive officer, which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in foreign exchange and interest rates. Additional information relative to these risks are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 and in Note 1 to Consolidated Financial Statements included in Item 8 of this Form 10-K.

                         FOREIGN CURRENCY EXCHANGE RATES

Market risks from changes in foreign currency exchange rates may cause fluctuations on the translation of orders, revenue and operating results. Currency gains and losses from the settlement of foreign currency denominated transactions are reported as part of "Other (income) expense, net" in the Consolidated Statements of Income included in Item 8 of this Form 10-K. The following table illustrates the impact of such market risks on the above financial items for the respective years:

                                                                     (expressed in thousands)
                                                                2002          2001           2000
                                                                ----          ----           ----
(Increase)Decrease from currency translation on -
   New orders                                               $   1,213     $  (2,173)      $(2,324)
   Net revenue                                                    765       (13,247)       (3,924)
   Net income                                                      69          (930)         (111)
Transaction gain (loss) included in
  "Other (income)expense , net"                             $   1,947     $   1,073       $  (538)

The Company regularly assesses these risks and employs certain practices to protect against possible adverse effects of these and other potential exposures. To manage the risk arising from exposure to changes in foreign currency exchange rates, the Company, when deemed appropriate, enters into forward contracts. The Company is principally exposed to movements in the rates of foreign currencies related to non-U.S. dollar denominated assets and uncertainty related to future revenue that is denominated in foreign currencies. The Company's foreign currency exposures include contracts currently in backlog and unbilled receivables where the Company will ultimately be paid in, among other currencies, the Euro, Japanese Yen, Swedish Krona or British Pound. A hypothetical 10% appreciation in foreign currency exchange rates against the U.S. dollar, assuming all other variables are held constant, would result in an increase in future revenues and asset balances of approximately $4.9 million. A hypothetical 10% depreciation in foreign currency exchange rates against the U.S. dollar, assuming all other variables are held constant, would result in a decrease to future revenues and asset balances of approximately $4.9 million.

                                 INTEREST RATES

The Company experiences interest rate risk on its fixed and variable rate indebtedness and manages such risk, in part, by balancing the amount of variable and fixed rate debt outstanding. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact operating earnings. In contrast, interest rate risk on variable rate debt generally does not affect the fair market value of such debt but may impact future operating results and cash flows.

At September 28, 2002, the Company had fixed rate debt of $49.3 million and variable rate debt of $3.2 million. Assuming all other factors, including, but not limited to, foreign exchange rates, remain constant, a hypothetical increase in interest rates of 100 basis points would result in the unrealized fair market value of the Company's fixed rate debt to decline by approximately $0.6 million while the impact on the Company's variable rate debt would reduce operating results before income taxes and increase cash requirements over the next twelve months by approximately $32,000.

The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited financial statements and notes thereto described in Item 15(a) of this report on Form 10-K and appearing on pages F-1 through F-22 of this report are incorporated by reference herein. See also "Quarterly Financial Data" appearing in the Management Discussion and Analysis under Item 7 of this 10-K, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 7, 2002, the Company filed a Current Report on Form 8-K reporting that on May 31, 2002, the Company's Board of Directors dismissed Arthur Anderson LLP and engaged KPMG LLP as the Company's independent public accountants for the Company's fiscal year ended September 28, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The required information with respect to the directors of the Registrant and information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 12, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information set forth under heading "Executive Compensation" in (except as expressly set forth therein) the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 12, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth under heading "Outstanding Securities and Voting Rights" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 12, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports its files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       The following documents are filed as part of this report:

       (a) Financial Statements:

            Report of Independent Certified Public Accountants

            Consolidated Balance Sheets - September 28, 2002
            and September 30, 2001

            Consolidated Statements of Income for the Years Ended
            September 28, 2002 and September 30, 2001 and 2000

            Shareholders' Investment for the Years Ended
            September 28, 2002 and September 30, 2001 and 2000

            Consolidated Statements of Cash Flows for the
            Years Ended September 28, 2002 and September 30, 2001
            and 2000

            Notes to Consolidated Financial Statements

            Financial Statement Schedules

       (b) Reports on Form 8-K:

              None

       (c) Exhibits:

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------   --------------------------------------------------------------

             3.a Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a. of Form 10-K for the year ended September 30, 1996.

             3.b Restated Bylaws, reflecting amendments through May 26, 1998, incorporated by reference from Exhibit 3.b. of Form 10-K for the year ended September 30, 1998.

            10.a Management Variable Compensation Plan, dated October 2002 (Filed herewith).

            10.b 1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e. of the Registrant's Form 10-K filed for the year ended September 30, 1996.

            10.c 1997 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.p. of the Registrant's Form 10-K filed for the year ended September 30, 1999.

            10.d 2002 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant's Form S-8, File No. 333-82582.

            10.e Severance Agreement, dated March 24, 1998, between the Registrant and Mauro G. Togneri, as amended, incorporated herein by reference to Exhibit 10.n. of the Registrant's Form 10-K for the year ended September 30, 1998.

            10.f Severance Agreement, dated March 16, 1998, between the Registrant and Sidney W. Emery, Jr., incorporated herein by reference to Exhibit 10.r. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

            10.g Severance Agreement, dated March 14, 1998, between the Registrant and James M. Egerdal incorporated herein by reference to Exhibit 10.ab. of the Registrant's Form 10-K filed for the year ended September 30, 1998.

            10.h Severance Agreement dated January 3, 2000, between the Registrant and Kathleen M. Staby incorporated herein by reference to Exhibit 10.x. of the Registrant's Form 10-K filed for the year ended September 30, 2000.

            10.i Change in Control Agreement, dated April 17, 2002, between the Registrant and Kathleen M. Staby, incorporated by reference to
                  Exhibit 10.i of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.j Change in Control Agreement, dated April 17, 2002, between the Registrant and Mauro G. Togneri, incorporated by reference to
                  Exhibit 10.j of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.k Change in Control Agreement, dated April 18, 2002, between the Registrant and Susan E. Knight, incorporated by reference to
                  Exhibit 10.k of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.l Change in Control Agreement, dated April 22, 2002, between the Registrant and Sidney W. Emry, Jr. incorporated by reference to Exhibit 10.l of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.m Change in Control Agreement, dated April 22, 2002, between the Registrant and Laura B. Hamilton, incorporated by reference to
                  Exhibit 10.m of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.n Change in Control Agreement, dated April 23, 2002, between the Registrant and Larry D. Moulton, incorporated by reference to
                  Exhibit 10.n of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.o Change in Control Agreement, dated April 25, 2002, between the Registrant and M. Perry Walraven, incorporated by reference to
                  Exhibit 10.o of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.p Change in Control Agreement, dated June 1, 2002, between the Registrant and Donald G. Krantz, incorporated by reference to
                  Exhibit 10.p of the Registrant's Form 10-Q/A for the fiscal quarter ended June 30, 2002.

            10.q Change in Control Agreement, dated April 18, 2002, between the Registrant and James M. Egerdal, incorporated by reference to
                  Exhibit 10.q of the Registrant's Form 10-Q/A for the fiscal year quarter ended June 30, 2002.

            10.r Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to
                  Exhibit 10.r of the Registrant's Form 10-Q/A for the fiscal quarter ended December 30, 2001.

            10.s Description of the terms of employment of Sidney W. Emery, pursuant to an offer letter dated March 3, 1998 (Filed herewith).

            21.   Subsidiaries of the Registrant (Filed herewith).

            23.   Independent Auditors' Consent (Filed herewith).

            99.1  Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

            99.2  Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

      (d) Financial Statement Schedules:

      See accompanying Index to Financial Statements on page F-1.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MTS SYSTEMS CORPORATION

                            By:  /s/ Sidney W. Emery, Jr.
                               ---------------------------------
                                 Sidney W. Emery Jr.
                                 Chairman, President and Chief Executive Officer

Date:    December 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

       Signatures                Title                               Date
       ----------                -----                               ----

 /s/ Sidney W. Emery, Jr.        Chairman,                    December 27, 2002
-------------------------        President and
  Sidney W. Emery Jr.            Chief Executive Officer


 /s/ Susan E. Knight             Vice President and           December 27, 2002
-------------------------        Chief Financial Officer
  Susan E. Knight


 /s/ Charles A. Brickman         Director                     December 27, 2002
-------------------------
  Charles A. Brickman


 /s/ Jean Lou Chameau            Director                     December 27, 2002
-------------------------
  Jean Lou Chameau


 /s/ Merlin E. Dewing            Director                     December 27, 2002
-------------------------
  Merlin E. Dewing


 /s/ Brendan Hegarty             Director                     December 27, 2002
-------------------------
  Brendan Hegarty


 /s/ Bruce Hertzke               Director                     December 27, 2002
-------------------------
  Bruce Hertzke


 /s/ Barb J. Samardzich          Director                     December 27, 2002
-------------------------
  Barb J. Samardzich


 /s/ Linda Hall Whitman          Director                     December 27, 2002
-------------------------
  Linda Hall Whitman

                                 CERTIFICATIONS

I, Sidney W. Emery, certify that:

1. I have reviewed this annual report on Form 10-K of MTS Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002
                                           /s/ Sidney W. Emery
                                           ------------------------------------
                                           Sidney W. Emery, Jr.,
                                           President and Chief Executive Officer

I, Susan E. Knight, certify that:

1. I have reviewed this annual report on Form 10-K of MTS Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002
                                      /s/ Susan E. Knight
                                     -------------------------------------------
                                      Susan E. Knight,
                                      Vice President and Chief Financial Officer

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


A. CONSOLIDATED FINANCIAL STATEMENTS                                  Page
                                                                      ----

   Independent Auditors' Report                                       F-2

   Consolidated Balance Sheets - September 28, 2002
   And September 30, 2001(restated)                                   F-3

   Consolidated Statements of Income for the Years Ended
   September 28, 2002 and September 30, 2001 and 2000
   (restated)                                                         F-4

   Shareholders' Investment for the Years Ended
   September 28, 2002 and September 30, 2001 and 2000                 F-5
   (restated)

   Consolidated Statements of Cash Flows for the
   Years Ended September 28, 2002 and September 30, 2001
   and 2000 (restated)                                                F-6

   Notes to Consolidated Financial Statements                   F-7 through F-22


   Financial Statement Schedules

   Schedule                     Description
   --------                     -----------

      II            Summary of Consolidated Allowances
                    For Doubtful Accounts, Inventory and
                    Restructuring Reserves                            S-1

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OR DIRECTORS AND SHAREHOLDERS
MTS SYSTEMS CORPORATION:


We have audited the accompanying consolidated balance sheets of MTS Systems Corporation (a Minnesota corporation) and subsidiaries as of September 28, 2002 and September 30, 2001 and the related consolidated statements of income, shareholders' investment and cash flows for each of the fiscal years in the three-year period ended September 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 28, 2002 and September 30, 2001 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the fiscal years ended September 30, 2001 and 2000, which consolidated financial statements were previously audited by other independent auditors.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for derivative financial instruments and its method of revenue recognition in fiscal year 2001. Also as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal year 2002.


                                                     /S/ KPMG LLP

Minneapolis, Minnesota,
December 20, 2002

CONSOLIDATED BALANCE SHEETS
(September 28 and September 30, respectively)

Assets                                                              2002            2001
------------------------------------------------------------------------------------------
                                                                 (expressed in thousands)
CURRENT ASSETS:                                                                  (restated)
                                                                                 ----------
Cash and cash equivalents                                        $  62,924       $  17,515
Short-term investments                                              35,094              --
Accounts receivable, net of allowance for doubtful accounts         64,663          97,731
Unbilled contracts and retainage receivable                         32,276          40,700
Inventories                                                         41,357          64,308
Prepaid expenses                                                     5,502           5,975
Current deferred tax asset                                           8,739           7,894
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               250,555         234,123
==========================================================================================

PROPERTY AND EQUIPMENT:
Land                                                                 3,247           3,247
Buildings and improvements                                          46,253          45,785
Machinery and equipment                                             86,702          91,203
Accumulated depreciation                                           (76,590)        (74,827)
------------------------------------------------------------------------------------------
TOTAL PROPERTY AND EQUIPMENT, NET                                   59,612          65,408
------------------------------------------------------------------------------------------
Goodwill                                                             4,268          22,545
------------------------------------------------------------------------------------------
Other Assets                                                         4,071           9,867
------------------------------------------------------------------------------------------
Non-current deferred tax asset                                       1,593              --
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 320,099       $ 331,943
==========================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Notes payable to banks                                           $     598       $     428
Current maturities of long-term debt                                 8,605           5,260
Accounts payable                                                    14,621          15,685
Accrued payroll-related costs                                       27,409          33,358
Advance payments from customers                                     37,209          32,884
Accrued warranty costs                                               5,071           4,481
Other accrued liabilities                                            9,769          15,891
Accrued income taxes                                                 9,585           6,908
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          112,867         114,895
==========================================================================================
Deferred tax liability                                               1,627           2,693
Long-term debt, less current maturities                             43,340          53,617
------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:
Common stock, 25(cent) par value; 64,000 shares authorized:
21,208 and 21,044 shares issued and outstanding                      5,302           5,261
Additional paid-in capital                                           9,770           9,040
Retained earnings                                                  146,857         147,635
Accumulated other comprehensive income (loss)                          336          (1,198)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' INVESTMENT                                     162,265         160,738
==========================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                   $ 320,099       $ 331,943
==========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(For the Years Ended September 28, September 30, and September 30, respectively)

                                                                          2002            2001           2000
------------------------------------------------------------------------------------------------------------------
                                                                    (expressed in thousands except per share data)
                                                                               (------------restated------------)
REVENUES                                                               $ 355,871       $ 397,359       $ 389,380
COST OF REVENUE                                                          226,856         257,672         260,997
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                             129,015         139,687         128,383
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Selling                                                                   53,096          58,056          58,747
General and administrative                                                32,098          36,941          34,857
Research and development                                                  18,990          22,485          24,619
----------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                    24,831          22,205          10,160
----------------------------------------------------------------------------------------------------------------
Interest expense                                                           4,343           5,209           6,371
Interest income                                                           (1,145)           (372)         (1,479)
Gain on sale of investment                                                (2,630)             --              --
Other (income) expense, net                                               (1,659)         (2,463)            331
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                25,922          19,831           4,937
Provision for Income Taxes                                                 7,919           6,725           1,767
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                     18,003          13,106           3,170
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAXES OF
$4.3 MILLION IN 2002 AND $1.6 MILLION IN 2001 (SEE NOTES 1 AND 3)        (13,721)         (2,492)             --
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $   4,282       $  10,614       $   3,170
----------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE
Basic
Before Cumulative Effect of Accounting Changes                         $    0.85       $    0.63       $    0.15
Cumulative Effect of Accounting Changes                                     (.65)          (0.12)             --
----------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                                   $    0.20       $    0.51       $    0.15
----------------------------------------------------------------------------------------------------------------
Diluted
Before Cumulative Effect of Accounting Changes                         $    0.84       $    0.62       $    0.15
Cumulative Effect of Accounting Changes                                     (.64)          (0.12)             --
----------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                                   $    0.20       $    0.50       $    0.15
----------------------------------------------------------------------------------------------------------------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                                                                 Accumulated
                                                     Common Stock      Additional                   Other            Total
                                                   Shares               Paid-In     Retained    Comprehensive    Shareholders'
                                                   Issued    Amount     Capital     Earnings    Income (Loss)      Investment
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 1999 (RESTATED)         20,884       $ 5,221       $ 8,122       $ 143,844       $ 1,901       $ 159,088
--------------------------------------------------------------------------------------------------------------------------------
 Net Income (restated)                              --            --            --           3,170            --           3,170
 Foreign currency translation                       --            --            --              --        (2,593)         (2,593)
 Unrealized gain on investment,
   net of tax                                       --            --            --              --            53              53
--------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                       --            --            --           3,170        (2,540)            630
 Exercise of stock options                         163            41         1,048              --            --           1,089
 Common stock repurchased and retired             (299)          (75)       (2,098)             --            --          (2,173)
 Cash dividends, $0.24 per share                    --            --            --          (5,005)           --          (5,005)
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 2000 (RESTATED)         20,748         5,187         7,072         142,009          (639)        153,629
--------------------------------------------------------------------------------------------------------------------------------
 Net Income (restated)                              --            --            --          10,614            --          10,614
 Foreign currency translation                       --            --            --              --          (391)           (391)
 Derivative instruments                             --            --            --              --           115             115
 Unrealized loss on investment, net of tax          --            --            --              --          (283)           (283)
--------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                       --            --            --          10,614          (559)         10,055
 Exercise of stock options                         487           122         3,484              --            --           3,606
 Common stock repurchased and retired             (191)          (48)       (1,516)             --            --          (1,564)
 Cash dividends, $0.24 per share                    --            --            --          (4,988)           --          (4,988)
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 2001 (RESTATED)         21,044         5,261         9,040         147,635        (1,198)        160,738
--------------------------------------------------------------------------------------------------------------------------------
 Net Income                                         --            --            --           4,282            --           4,282
 Foreign currency translation                       --            --            --              --         1,419           1,419
 Derivative instruments                             --            --            --              --            22              22
 Unrealized gain on investment,
   net of tax                                       --            --            --              --            93              93
--------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                       --            --            --           4,282         1,534           5,816
 Exercise of stock options                         284            71         1,928              --            --           1,999
 Common stock repurchased and retired             (120)          (30)       (1,198)             --            --          (1,228)
 Cash dividends, $0.24 per share                    --            --            --          (5,060)           --          (5,060)
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 28, 2002                    21,208       $ 5,302       $ 9,770       $ 146,857       $   336       $ 162,265
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(For the Years Ended September 28, September 30 and September 30, respectively)

                                                                    2002           2001           2000
----------------------------------------------------------------------------------------------------------
                                                                               (---------restated---------)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  4,282       $ 10,614       $  3,170
Adjustments to reconcile net income to net cash
provided by operating activities:
  Non-cash cumulative effect of accounting changes                  13,721          2,492             --
  Gain on sale of investment                                        (2,630)            --             --
  Depreciation and amortization                                     11,092         14,492         15,512
  Deferred income taxes                                             (3,596)        (2,349)        (1,526)
  Provision for doubtful accounts                                    1,344            992            645
  Provision for inventory obsolescence                               8,124          7,585          4,413
Changes in operating assets and liabilities:
  Accounts, unbilled contracts, and retainage receivables           41,525         (5,064)       (10,204)
  Inventories                                                       15,199         (7,953)        (8,150)
  Prepaid expenses                                                     788          3,832         (2,341)
  Other assets                                                       4,429         (2,166)          (540)
  Accounts payable                                                  (1,150)        (6,312)         1,524
  Accrued compensation benefits                                     (6,155)         6,584         (1,380)
  Advance billings to customers                                      4,170          9,774         (3,446)
  Accrued warranty costs                                               545            (62)           534
  Other current liabilities                                            166          4,515          5,714
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           91,854         36,974          3,925
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                 (5,148)        (8,055)       (12,107)
Additions to short-term investments                                (35,094)            --             --
Proceeds from sale of investment                                     4,920             --             --
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (35,322)        (8,055)       (12,107)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under notes payable to banks               187        (11,452)         1,852
Payments of long-term debt                                          (7,822)        (5,544)          (998)
Proceeds from issuance of long-term debt                               589            423          4,270
Cash dividends                                                      (5,067)        (4,988)        (5,005)
Proceeds from exercise of stock options                              1,995          3,606          1,089
Payments to purchase and retire common stock                        (1,224)        (1,564)        (2,173)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (11,342)       (19,519)          (965)
--------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           219            (96)          (725)
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  Increase (decrease) during the year                               45,409          9,304         (9,872)
  Balance, beginning of year                                        17,515          8,211         18,083
--------------------------------------------------------------------------------------------------------
  Balance, end of year                                            $ 62,924       $ 17,515       $  8,211
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest                                                          $  4,089       $  5,724       $  6,298
Income taxes                                                         5,681          6,516          5,105
--------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

Effective with fiscal year 2002, the Company changed its fiscal year end to the Saturday closest to September 30. For the year ended September 28, 2002, the Company's fiscal year consisted of 52 weeks. Effective for fiscal year 2003, the Company changed its fiscal quarter ends to the Saturday closest to December 31, March 31, and June 30.

CONSOLIDATION

The consolidated financial statements include the accounts of MTS Systems Corporation and its wholly and majority owned subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company implemented the revenue recognition principles of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" in fiscal 2001. The cumulative effect adjustment of the change in accounting for all periods through September 30, 2000 was a reduction in net income of $2.5 million (net of income taxes of $1.6 million), or $0.12 per diluted share, which has been accounted for as a change to the financial results for the first quarter of fiscal 2001. During the fiscal years ended September 28, 2002 and September 30, 2001 the Company recognized $0.4 million and $10.0 million, respectively, of revenues which were previously recognized prior to the Company's adoption of SAB 101.

For orders that are manufactured and delivered in less than twelve months with routine installations and no "special" acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which is deferred until customer acceptance. The remaining revenue on these contracts is recognized upon installation and customer acceptance. In cases where "special" acceptance protocols exist, the Company recognizes revenue upon the completion of installation and fulfillment of obligations specific to the terms of the customer's contract. Revenue on contracts requiring longer delivery periods (long-term contracts) is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance.

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

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. The financial statements of the Company's foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52. Accordingly, assets and liabilities are translated using period-end exchange rates and statements of income are translated using average exchange rates for the year, with the resulting translation adjustments recorded as a separate component of shareholders' investment. The Company recorded in Comprehensive income a gain on foreign currency translation of $1.4 million in 2002 and a loss on foreign currency translation of $0.4 million and $2.6 million for 2001 and 2000, respectively.

CASH EQUIVALENTS

Cash equivalents represent short-term highly liquid investments maturing in three months or less at the time of purchase and are recorded at cost, which approximates fair value. Cash was invested in a short term money market fund, highly rated tax exempt municipal securities, short term obligations of the Unites States government and its agencies, and highly rated short term corporate obligations with maturities three months or less.

SHORT TERM INVESTMENTS

Short-term investments as of September 28, 2002 consist of highly liquid United States government obligations, certificates of deposits and highly rated corporate bonds maturing in four to twelve months from the date of purchase with a carrying value of $10.0 million, $2.0 million, and $23.1 million respectively. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which approximates market. There were no substantive unrealized gains or losses from the investment in held-to-maturity securities as of the fiscal year ended September 28, 2002. All investments in equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported as a component of other comprehensive income. As of September 28, 2002 the Company had no investments in equity securities.

ACCOUNTS RECEIVABLE AND LONG-TERM CONTRACTS

The Company grants credit to its customers, but generally does not require collateral or other security from domestic customers. Receivables from customers residing outside of the United States, where deemed appropriate, are supported by letters of credit from financial institutions. The Company enters into longer-term contracts for customized equipment sold to its customers. Under terms of such contracts, revenue recognized using the percentage of completion method might be invoiced upon completion of contractual milestones, upon shipment to the customer or upon installation and acceptance by the customer. Unbilled or retained amounts relating to these contracts are reflected as Unbilled Contracts and Retainage Receivables in the accompanying Consolidated Balance Sheets. Amounts unbilled or retained as of September 28, 2002 are expected to be invoiced during fiscal 2003.

WARRANTY OBLIGATIONS

The Company warrants its products against defects in materials and workmanship under normal use and service, generally for one year after installation. The Company maintains reserves for estimated future warranty costs based on its past experience, which are accrued at the time of sale.

RESEARCH AND DEVELOPMENT

Research and product development costs associated with new products are charged to operations as incurred.

INVENTORIES

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventory as of September 28, 2002 and September 30, 2001 respectively, were as follows:

                               2002          2001
--------------------------------------------------------
                             (expressed in thousands)
Customer projects in        (restated)    (restated)
                            ----------    ----------
   various stages of
   completion               $   8,679   $      11,716
Components,
   assemblies and parts        32,678           52,592
--------------------------------------------------------
Total                       $  41,357   $       64,308
--------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions, replacements and improvements are capitalized at cost, while maintenance and repairs are charged to income as incurred. Depreciation is provided over the following estimated useful lives of the property:

    Buildings and improvements: 10 to 40 years.

    Machinery and equipment: 3 to 15 years.

Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax reporting purposes.

DERIVATIVE FINANCIAL INSTRUMENTS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS Statement No.

133"("SFAS No. 133"), which requires the Company to recognize all derivative financial instruments on the balance sheet at fair value. Derivatives that are not classified as a hedge are required under SFAS 133 to be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income
(loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that the impact of the adoption of SFAS 133 was not material to the earnings and financial position of the Company.

The Company periodically enters into forward exchange contracts principally to hedge the estimated cash flow of foreign currency denominated transactions (primarily the EURO, British Pound, Swedish Krona, and the Japanese Yen). These contracts are recognized on the balance sheet at fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date the forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign currency hedges to specific forecasted transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

The Company uses forward exchange contracts to hedge specific foreign exchange currency denominated assets or liabilities on the balance sheet. These are recorded at their fair value with the related gains and losses included in "Other expense (income), net" on the income statement. Results of these contracts offset in full or in part the natural gains and losses stemming from the normal mark-to-market comparisons of the underlying balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes.

At September 28, 2002 and September 30, 2001 the Company had outstanding foreign currency forward contracts with US dollar notional equivalent amounts of $36.5 million, and $39.4 million, respectively. At September 28, 2002 and September 30, 2001 the fair value of the foreign currency forward contracts was $(0.1) million and $0.2 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for fiscal years 2002 and 2001. At September 28, 2002, approximately ($0.1) million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. At September 30, 2001, approximately $0.1 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 1.3 years at September 28, 2002, and 1.6 years at September 30, 2001.

GOODWILL

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired and was amortized on a straight line basis over appropriate periods up to 40 years. In July 2001, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. See note 3 to the Consolidated Financial Statements for additional information regarding the impact of SFAS No. 141 and SFAS No. 142.

OTHER ASSETS

Other assets primarily consist of patents and other intellectual property. Other intangible assets are amortized on a straight-line basis over the expected period benefited by future cash inflows up to 25 years. The Company periodically evaluates the recoverability of the carrying amount of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating earnings. The Company also continually evaluates the estimated useful lives of all intangible assets and periodically revises such estimates based on current events.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share is computed under the treasury stock method and is calculated to reflect the potentially dilutive effect of common shares issued in connection with outstanding stock options. The dilutive effect of common shares issued in connection with outstanding stock options is determined on net income before cumulative change in accounting method. The dilutive effect of common shares issued in connection with outstanding stock options is determined on net income before cumulative change in accounting method. A reconciliation of these amounts is as follows:

                                            2002            2001           2000
------------------------------------------------------------------------------------
                                      (expressed in thousands except per share data)
Income before cumulative                             (-----------restated-----------)
   effect of accounting changes          $   18,003      $   13,106      $ 3,170
Cumulative effect of
   accounting changes,
   net of taxes                             (13,721)         (2,492)          --
--------------------------------------------------------------------------------
Net income                               $    4,282      $   10,614      $ 3,170
--------------------------------------------------------------------------------
Weighted average common
   shares outstanding                        21,100          20,751       20,842
Dilutive potential
   common shares                                333             319           93
--------------------------------------------------------------------------------
Total dilutive
   common shares                             21,433          21,070       20,935
--------------------------------------------------------------------------------
Earnings per share:
Basic
   Before cumulative effect
      of accounting changes              $     0.85      $     0.63      $  0.15
   Cumulative effect of
      accounting changes,
      net of taxes                            (0.65)          (0.12)          --
--------------------------------------------------------------------------------
Net income per share                     $     0.20      $     0.51      $  0.15
--------------------------------------------------------------------------------
Dilutive
   Before cumulative effect
      of accounting changes              $     0.84      $     0.62      $  0.15
   Cumulative effect of
      accounting changes,
      net of taxes                            (0.64)          (0.12)          --
--------------------------------------------------------------------------------
Net income per share                     $     0.20      $     0.50      $  0.15
--------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income, unrealized gains or loss on investments, derivative instruments gains or losses and foreign currency translation adjustments and is presented as a component of Shareholders' Investment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The Company frequently undertakes significant technological innovation on certain of its long-term contracts. These contracts involve performance risk that may result in delayed delivery of product and/or recognition of revenue and gross profit variation resulting from difficulties in estimating the ultimate cost of such contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement in its fiscal year 2003. The Company has concluded that there will be no material impact of the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company was required to adopt this statement in its financial statements issued after May 15, 2002. The Company does not have any activities that fall under the scope of SFAS 145.

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

RECLASSIFICATIONS

Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform to the current year presentation. These reclassifications had no effect on previously reported shareholders' investment or net income.

2. RESTATEMENT OF FINANCIAL STATEMENTS:

The Company is amending its consolidated financial statements for the years ended September 30, 2001 and 2000 to restate the financial statements to correct bookkeeping errors and misapplications of generally accepted accounting principles. These adjustments reflect:

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

Effects of Restatement: In consultation with its independent auditors, the Company restated its audited financial statements for years ended September 30, 2001 and 2000 and its unaudited financial statements for each of the quarters in the nine-month period June 30, 2002 and September 30, 2001. The aggregate restatement impacted net income before cumulative effect of accounting changes for the first three quaters of fiscal 2002 positively by $8.2 million, fiscal 2001 negatively by $2.1 million and fiscal 2000 negatively by $0.5 million.

For the previously reported nine months ended June 30, 2002, the most significant of these restatement adjustments reflect:

      1. Correction of revenue recognition practices and cut-off errors, which resulted in a $2.4 million increase to previously reported revenues for fiscal year 2002 and a related increase to cost of sales of $1.4 million;

      2. Correction of the accounting for residual values of certain fixed assets and asset retirements that should have occurred in prior periods, which resulted in a $1.9 million decrease to previously reported cost of sales and a $1.0 million decrease to other expense for fiscal year 2002;

      3. Correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which resulted in the reduction to cost of sales by $5.6 million; and

      4. Correction of errors related to the provision recorded for restructuring reserves, which resulted in a $1.1 million decrease to previously reported other income.

For the year ended September 30, 2001, the most significant of these restatement adjustments reflect::

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $0.7 million increase to previously reported revenues for fiscal year 2001, and a related correction to cost of sales which resulted in a decrease of $1.6 million;

      2. Correction in the timing of recognizing restructuring reserves, which resulted in a $1.8 million increase to cost of sales, a $2.4 million increase in selling, general and administrative expenses and a reduction of other expense of $0.2 million;

      3. The correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which resulted in the increase to cost of sales by $2.8 million; and

      4. The correction of the Company's tax rate for the period and the tax impact of the aforementioned adjustments to pretax income, which resulted in a 4-point reduction in the effective tax rate and a $2.7 million reduction in tax expenses.

For the year ended September 30, 2000, the most significant of these restatement adjustments reflect:

      1. The correction of revenue recognition practices and cut-off errors, which resulted in a $2.5 million decrease to previously reported revenues for fiscal year 2000 and a related correction to cost of sales which resulted in an increase of $0.5 million;

      2. Correction in the timing of recognizing restructuring reserves, which resulted in a $1.6 million decrease to cost of sales, a $2.5 million decrease in selling, general and administrative expenses and a reduction of restructuring expenses of $1.2 million;

      3. The correction of errors related to the timing of recognition of surplus and obsolete inventory reserves, which resulted in the increase to cost of sales by $2.8 million; and

      4. The correction of the Company's tax rate for the period and the tax impact of the aforementioned adjustments to pretax income, which resulted in a 4-point reduction in the effective tax rate and a $0.7 million reduction in tax expenses.

Correction of other bookkeeping errors in fiscal year 2002, 2001 and 2000 resulted in additional impacts to various income statement and balance sheet amounts.

The effects of the restatement are as follows:

                                        For the year ended          For the year ended
                                        September 30, 2001          September 30, 2000
                                     ------------------------    ------------------------
                                     As reported     Restated    As reported     Restated
                                     -----------     --------    -----------     --------
Statement of Income Data:

Net revenue                           $ 396,641     $ 397,359     $ 391,853     $ 389,380
Cost of revenue                         255,233       257,672       258,913       260,997
Gross profit                            141,408       139,687       132,940       128,383
Operating expenses                      111,868       117,482       121,107       118,223
Income from operations                   29,540        22,205        11,833        10,160
Other expense (income), net                 125        (2,463)          846           331
Income before income taxes               24,578        19,831         6,095         4,937
Cumulative effect (1)                    (2,263)       (2,492)           --            --
Net income                               12,913        10,614         3,624         3,170
Basic earnings per share                   0.62          0.51          0.17          0.15
Diluted earnings per share            $    0.61     $    0.50     $    0.17     $    0.15

Balance Sheet Data:

Accounts receivable, net              $  97,661     $  97,731     $ 117,866     $ 117,936
Inventories                              63,381        64,308        62,520        58,601
Prepaid expenses                          6,405         5,975         9,911         9,911
Deferred tax asset                           --         7,894            --         5,443
Total current assets                    230,249       234,123       225,273       226,867
Machinery and equipment                 110,419        91,203       107,325        88,696
Goodwill                                 22,545        22,545        24,558        24,558
Other assets                             10,072         9,867         8,322         8,322
Accounts payable                         16,672        15,685        22,755        22,048
Accrued compensation and benefits        33,661        33,358        29,285        26,843
Advanced billings to customers           26,572        32,884        18,673        23,299
Other accrued liabilities                16,395        15,891        13,680        13,847
Total current liabilities               105,073       114,895       108,648       113,916
Total shareholders' investment        $ 167,122     $ 160,738     $ 157,854     $ 153,629

Cash Flow Data:

Net cash from operating activities    $  39,116     $  36,974     $   3,624     $   3,925
Net cash from investing activities      (10,514)       (8,055)      (13,240)      (12,107)
Net cash from financing activities      (19,616)      (19,519)         (963)         (965)
Net change in cash                        9,304         9,304        (9,872)       (9,872)

(1) The ($2,263) cumulative effect of change in accounting principle related to the Company's adoption of SAB 101 and was first reported in the fourth quarter of the fiscal year ended September 30, 2001.


3. GOODWILL AND OTHER INTANGIBLE ASSETS:

In July 2001, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase accounting method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. Upon the Company's adoption of the new accounting standards in the first quarter of its fiscal year ending September 28, 2002, annual goodwill amortization of $2.2 million ceased, effective October 1, 2001. Fair value was determined using a discounted cash flow methodology. An evaluation of the Automation and Vehicle Testing Systems reporting units indicated that $10.8 million and $7.3 million of goodwill, respectively, was impaired. The performance in these acquired businesses has not met management's original expectations due to ongoing weakness in the worldwide automotive and industrial manufacturing marketplace. Adoption of SFAS No. 142 resulted in a non-cash transition charge to income in the first quarter of its fiscal year 2002 ending September 28, 2002 of $13.7 million, or ($.64) per diluted share, for impairment of goodwill, net of tax. Earnings per share for the fiscal year ended September 28, 2002 was positively impacted by $0.06, per diluted share, from the exclusion of goodwill amortization. Goodwill activity for the last three fiscal years was:

                                        Goodwill
               --------------------------------------------------------
                                (in thousands of dollars)
                Beginning                                       Ending
     Year        Balance      Amortization     Write-off        Balance
     ----        -------      ------------     ---------        -------

     2000        $27,489        ($2,931)       $     --         $24,558
     2001         24,558         (2,013)             --          22,545
     2002         22,545             --         (18,277)          4,268

Annual amortization of other intangible assets of $1.1 million in fiscal 2002 was not impacted by the new standards and will continue. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

                                                         Fiscal Year
                                                         -----------
                                        2003       2004      2005      2006     2007
                                        ----       ----      ----      ----     ----
                                                  (in thousands of dollars)
Amortization of intangible assets      $1,022      $567      $517      $287      $3

For the two years ended September 30, 2001 and 2000, goodwill amortization, adjusted net income, and basic and diluted income per share are as follows:

                                                                                 September 30,
                                                                          ---------------------------
                                                                              2001             2000
                                                                          ---------------------------
                                                                          (in thousands of dollars)
                                                                         (----------restated---------)
Income before cumulative effect of accounting change                      $   13,106       $    3,170
Add back: Goodwill amortization, net of tax                                    1,489            1,535
                                                                          ----------       ----------
      Adjusted net income before cumulative effect of
      accounting change                                                       14,595            4,705
Cumulative effect of accounting change, net of tax                            (2,492)              --
                                                                          ----------       ----------
      Adjusted net income                                                 $   12,103       $    4,705
                                                                          ==========       ==========

Basic earnings per share before cumulative effect of accounting
      change                                                              $     0.63       $     0.15
Add back: Goodwill amortization, net of tax                                     0.07             0.08
                                                                          ----------       ----------
      Basic adjusted earnings per share before cumulative effect of
      accounting change                                                         0.70             0.23
Cumulative effect of accounting change, net of tax                             (0.12)              --
                                                                          ----------       ----------
      Adjusted net income                                                 $     0.58       $     0.23
                                                                          ==========       ==========

Diluted earnings per share before cumulative effect of accounting
      change                                                              $     0.62       $     0.15
Add back: Goodwill amortization, net of tax                                     0.07             0.07
                                                                          ----------       ----------
     Diluted adjusted earnings per share before cumulative effect of
      accounting change                                                         0.69             0.22
Cumulative effect of accounting change, net of tax                             (0.12)              --
                                                                          ----------       ----------
      Adjusted net income                                                 $     0.57       $     0.22
                                                                          ==========       ==========

4. BUSINESS SEGMENT INFORMATION:

The Company follows the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments on an Enterprise and Related Information." As such, the Company has determined that it has five operating business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. Vehicle Testing Systems manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. Material Testing Systems manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. Advanced Systems offers highly customized systems primarily for simulation and manufacturing purposes. The Automation business manufactures and markets products for high performance industrial machine applications in a wide range of industries. The Sensors business unit manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business units. As a result of these similarities, these units have been aggregated for financial statement purposes into one reportable segment called Mechanical Testing and Simulation ("MT&S"). The economic characteristics, nature of products and services, production processes, type or class of customer, method of distribution and regulatory environments are similar for the Automation and Sensors business units. As a result, these business units have been aggregated into a reportable segment called Factory Automation ("FA"). The Company's Chief Executive Officer reviews operating results of its MT&S and FA segments on a periodic basis. The accounting policies of the reportable segments are the same in all material respects as those described in Note 1 to the Consolidated Financial Statements. In evaluating the performance of each segment, management focuses primarily on income from operations, return on assets employed and working capital measurements. Working capital measurement excludes special charges (such as restructuring charges and acquisition-related expenses), interest income and expense, income taxes and other non-operating income or expense. Corporate administrative expenses, including expenses related to various support functions such as human resources, information technology and finance, are allocated to the reportable segments primarily on the basis of revenue.

                                                2002           2001          2000
-----------------------------------------------------------------------------------
                                                     (expressed in thousands)
NET REVENUE BY SEGMENT                                      (-------restated-------)
Mechanical Testing & Simulation              $ 286,979      $ 316,110      $299,880
Factory Automation                              68,892         81,249        89,500
-----------------------------------------------------------------------------------
Total                                        $ 355,871      $ 397,359      $389,380
-----------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS BY SEGMENT

Mechanical Testing & Simulation              $  29,033      $  23,787      $  5,024
Factory Automation                              (4,202)        (1,582)        5,136
-----------------------------------------------------------------------------------
Total Income from Operations                 $  24,831      $  22,205      $ 10,160
-----------------------------------------------------------------------------------
IDENTIFIABLE ASSETS BY SEGMENT
Mechanical Testing & Simulation              $ 287,886      $ 278,518      $269,273
Factory Automation                              32,213         53,425        58,880
-----------------------------------------------------------------------------------
Total Assets                                 $ 320,099      $ 331,943      $328,153
-----------------------------------------------------------------------------------
OTHER SEGMENT DATA
Mechanical Testing & Simulation:
Capital expenditures                         $   3,279      $   3,951      $  9,580
Depreciation and amortization                    8,664         10,685        12,021
-----------------------------------------------------------------------------------
Factory Automation:
Capital expenditures                         $   1,869      $   4,104      $  2,527
Depreciation and amortization                    2,428          3,807         3,491
-----------------------------------------------------------------------------------

Geographic segment information was as follows:

                                                2002           2001          2000
-----------------------------------------------------------------------------------
                                                    (expressed in thousands)
TOTAL NET REVENUE                                             (------restated------)
United States                                 $165,554       $175,052      $199,602
Europe                                         102,114        109,580       112,302
Asia                                            75,854         90,852        69,023
Other                                           12,349         21,875         8,453
-----------------------------------------------------------------------------------
Total                                         $355,871       $397,359      $389,380
-----------------------------------------------------------------------------------
TOTAL PROPERTY AND EQUIPMENT, NET
United States                                 $ 48,563       $ 54,523      $ 56,821
Europe                                          10,456         10,519        11,033
Asia                                               565            288           454
Other                                               28             78            98
-----------------------------------------------------------------------------------
Total                                         $ 59,612       $ 65,408      $ 68,406
-----------------------------------------------------------------------------------

Revenue by geographic area is presented based on the customer's location. No country other than the United States has revenue in excess of fifteen percent of the Company's total revenue. No single customer accounted for 10% or more of consolidated net revenue during any of the periods presented.

5. FINANCING:

                                                                                                  2002          2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (expressed in thousands)
6.6% Notes, unsecured, due in annual installments of $4,375 beginning in July 2001              $ 26,250      $ 30,625
7.5% Note, unsecured, due in semi-annual installments of $1,153 beginning in July 2003            15,000        15,000
Variable Rate Note, due in varying installments through April 2007, collateralized by
building                                                                                           2,575         5,005
5.4% Mortgage, due in quarterly installments of $39 through October 2015, collateralized by
building                                                                                           4,948         4,843
6.0% Note, unsecured, due in 2008                                                                  1,500         1,943
Other                                                                                              1,672         1,461
----------------------------------------------------------------------------------------------------------------------
TOTAL INDEBTEDNESS                                                                              $ 51,945      $ 58,877
LESS CURRENT MATURITIES                                                                           (8,605)       (5,260)
----------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                                            $ 43,340      $ 53,617
======================================================================================================================

Long-term debt as of September 28, 2002 and September 30, 2001 respectively, was as follows:

Aggregate annual maturities of long-term debt for the next five fiscal years are: 2003--$8.6 million; 2004--$8.1 million; 2005--$7.0 million; 2006--$6.9 million; 2007--$6.9 million and $14.4 million thereafter. The carrying value of the Company's long-term debt at September 28, 2002 is approximately $0.7 million higher than the estimated fair value as determined using current interest rates available to the Company for debt having similar characteristics and remaining maturities.

On December 16, 2002, the Company amended its $50 million revolving credit agreement with a domestic bank group that allows the Company to borrow funds at various interest rates. The revolving credit agreement limit was amended to $25 million and its expiration was extended to January 2005. Under the provisions of its revolving credit agreement, the Company is required, among other matters, to maintain certain financial ratios and to meet certain indebtedness and restricted payments tests. At September 28, 2002, the Company had $28.5 million available for restricted payments, as defined. No borrowings were outstanding under this credit agreement at September 28, 2002. The Company was in compliance with its financial covenants for the 2002 and 2001 fiscal years, but was, as a result of the restatement for fiscal 2000 financial statements, in default on its fixed charge coverage ratio for the year ended September 30, 2000. The Company has obtained waivers of this covenant violation from its lenders supplying both revolving credit and term debt where appropriate.

In addition, the Company has standby letter-of-credit lines totaling $30 million. At September 28, 2002, standby letters of credit outstanding totaled $10.7 million. The Company was in compliance with respect to all such covenants and conditions of its revolving credit and other debt agreements as of September 28, 2002. Information on short-term borrowings for the year ended September 28, 2002 and the years ended September 30, 2001 and 2000 were as follows:

                                                     2002         2001        2000
------------------------------------------------------------------------------------
                                                       (expressed in thousands)
Balance outstanding at year end                    $   598      $   428      $11,945
Average balance outstanding during the year          1,121        8,553       22,617
Maximum balance outstanding during the year         10,021       24,000       37,500
Interest rate at year end                              3.4%         3.4%         7.9%
Weighted-average interest rate during the year         1.6%         7.4%         7.0%
------------------------------------------------------------------------------------

6. INCOME TAXES:

The components of income before income taxes for the fiscal years ended September 28, 2002 and September 30, 2001 and 2000, are as follows:

                                                                                             2002           2001            2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (expressed in thousands)
Income from continuing operations before cumulative effect of accounting change                             (------restated------)
and income taxes:
   Domestic                                                                                 $19,640        $10,329        $ (8,447)
   Foreign                                                                                    6,282          9,502          13,384
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                       $25,922        $19,831        $  4,937
----------------------------------------------------------------------------------------------------------------------------------

The provision for income taxes from continuing operations before cumulative effect of accounting change for each of the fiscal years ended September 28, 2002 and September 30, 2001 and 2000 are as follows:

                                                                                           2002            2001             2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (expressed in thousands)
Current provision (benefit):                                                                               (------restated------)
   Federal                                                                                $ 4,454         $ 4,314         $(2,735)
   State                                                                                      630             700            (150)
   Foreign                                                                                  3,315           3,918           6,521
Deferred                                                                                     (480)         (2,207)         (1,869)
---------------------------------------------------------------------------------------------------------------------------------
Total provision                                                                           $ 7,919         $ 6,725         $ 1,767
---------------------------------------------------------------------------------------------------------------------------------

A reconciliation from the Federal statutory income tax rate to the Company's effective rate for continuing operations before cumulative effect of accounting change for the fiscal years ended September 28, 2002 and September 30, 2001 and 2000, are as follows:

                                                                                  2002         2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                    (--------restated----------)
Statutory income tax rate                                                          35%          35%          35%
Tax benefit of Foreign Sales Corporation/Extraterritorial Income Exclusion         (6)          (5)         (22)
Foreign provision in excess of U.S. tax rate                                        4            4           40
State income taxes, net of federal benefit                                          2            1           (7)
Research and development tax credits                                               (4)          (4)         (20)
Meals and Entertainment                                                             1            1            6
Goodwill amortization                                                              --            1            5
Other, net                                                                         (1)           1           (1)
---------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                          31%          34%          36%
---------------------------------------------------------------------------------------------------------------

A summary of the deferred tax assets and liabilities for the fiscal years ended September 28, 2002 and September 30, 2001 and 2000, are as follows:

                                                                                2002          2001        2000
----------------------------------------------------------------------------------------------------------------
                                                                                   (expressed in thousands)
DEFERRED TAX ASSETS:                                                                       (------restated------)
Accrued compensation and benefits                                             $ 3,621       $ 2,918      $ 3,257
Inventory reserves                                                              5,305         6,048        4,750
Allowance for doubtful accounts                                                   371           347          242
Credit and net operating loss carryforwards                                     4,671         3,303        2,118
Other assets                                                                    3,205           897        1,673
----------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                                     $17,173       $13,513      $12,040
================================================================================================================

DEFERRED TAX LIABILITY:
----------------------------------------------------------------------------------------------------------------
Property and equipment                                                        $ 8,468       $ 8,312      $ 9,102
----------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                                        $ 8,705       $ 5,201      $ 2,938
================================================================================================================

At September 28, 2002, the Company has research credit carryovers for federal and state tax purposes of approximately $4.0 million, which will expire between the years 2014 and 2017. Foreign tax credit carryovers of $0.6 million also exist which expire between the years 2005 and 2007. At September 30, 2001 and 2000 the amount of research credit carryover for federal and state tax purposes was $2.8 million and $1.3 million, respectively, and the foreign tax credit carryover was $0.1 million and $0.0 million, respectively. A net operating loss carryover subject to an annual section 382 limitation attributable to an acquired subsidiary also existed at September 30, 2001 and 2000 in the amount of $1.1 million and $2.2 million, respectively, with expiration in 2014.

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, management has determined that it is more likely than not that its net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

According to APB 23, U.S. income taxes are not provided on undistributed earnings of international subsidiaries, which are permanently reinvested. As of September 28, 2002, earnings permanently reinvested in international subsidiaries not subject to a U.S. income tax provision were approximately $36 million.

In 2002, 2001, 2000 the Company recognized tax benefits of $0.2 million, $0.4 million, and $0.0 million, respectively, relating to the Company's stock option plan, which benefits were directly allocated to shareholders' investment.

7. STOCK OPTIONS:

The Company has made certain stock-based awards to its officers, non-employee directors and key employees under various stock plans. Awards permitted under these plans include incentive (qualified) stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-based and non stock-based awards. During the year ended September 28, 2002, the Company awarded incentive stock options and non-qualified stock options. These awards have been granted at exercise prices that are 100% of market value at the day of grant. Beginning one year after grant, the options generally can be exercised proportionately each year for periods of three years, as defined in the respective plans. Options currently expire no later than five years from the grant date, as defined. Option holders may exercise options by delivering Company stock already owned for at least six months, cash or a combination of stock and cash. During 2002 and 2001, option holders delivered 26,616 shares and 85,075 shares, respectively, of the Company's stock in full or partial payment of options exercised.

A status of the Company's
stock option plans is
summarized below (in thousands
of shares):                                           2002                    2001                     2000
-------------------------------------------------------------------------------------------------------------------
                                              Shares        WAEP*      Shares       WAEP*       Shares        WAEP*
-------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year       3,081       $11.12       3,625       $ 9.98       2,816       $11.21
Granted                                          728       $10.50         728       $12.30       1,115       $ 7.17
Exercised                                       (214)      $ 6.57        (410)      $ 8.00         (19)      $ 6.44
Forfeited                                       (573)      $11.26        (863)      $ 8.81        (287)      $11.30
Options outstanding at year-end                3,022       $11.27       3,081       $11.12       3,625       $ 9.98
Options exercisable at year-end                1,684       $11.90       1,418       $11.58       1,893       $10.23
-------------------------------------------------------------------------------------------------------------------

*Weighted-Average Exercise Price

The following summarizes information concerning stock options outstanding as of September 28, 2002 (in thousands of shares):

                               OPTIONS OUTSTANDING

------------------------------------------------------------------------------------------------------------------------
                                              Weighted Average      Weighted                                 Weighted
Range of                      Number             Remaining          Average                Number            Average
Exercise Prices             Outstanding       Contractual Life   Exercise Price         Exercisable       Exercise Price
------------------------------------------------------------------------------------------------------------------------
$6.375-$6.8125                  289                 2.43             $ 6.77                 180               $ 6.78
--------------------------------------------------------------------------------------------------------------------

$7.3125-$9.875                  540                 2.92             $ 7.56                 345               $ 7.59
--------------------------------------------------------------------------------------------------------------------

$10.25-$13.00                 1,271                 4.22             $11.64                 247               $12.69
--------------------------------------------------------------------------------------------------------------------

$13.125-$14.625                 629                 1.95             $13.45                 619               $13.43
--------------------------------------------------------------------------------------------------------------------

$15.75-$19.375                  293                 0.34             $16.24                 293               $16.24
--------------------------------------------------------------------------------------------------------------------

Total                         3,022                 2.97             $11.27               1,684               $11.90
--------------------------------------------------------------------------------------------------------------------

The number of stock options scheduled to expire, if not exercised by specified dates, in the following fiscal years are as follows: 2003: 423,000; 2004:
290,000; 2005: 717,000; 2006: 868,000; 2007: 718,000. Prices for options exercised during the three-year period ended September 28, 2002 ranged from $6.625 to $15.13. In January 2000, the Company's shareholders approved a 1,500,000 share increase in the Company's 1997 stock option plan. At September 28, 2002, a total of 1,823,410 options were available for future grant, 800,459 from the 1997 plan and 1,023,451 options from the 1994 plan.

In 1992, the Company's shareholders authorized an Employee Stock Purchase Plan, whereby 1,000,000 shares of the Company's common stock were reserved for sale to employees. Participants were issued 95,826 shares in 2002 and 149,748 shares in 2001. The 1992 Employee Stock Purchase Plan terminated with the 2002 share distribution.

In 2002, the Company's shareholders authorized a new Employee Stock Purchase Plan whereby 750,000 shares of the Company's common stock were reserved for purchase by employees. In fiscal 2002, participants subscribed to purchase 68,382 shares at 85% of the market price for issuance in fiscal 2003.

Pro forma Information: The Company has elected to follow Accounting Principles Board Opinion No. 25, ("APB No. 25") "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Under APB No. 25, no compensation cost for stock options is recognized for stock options granted at or above fair value. However, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate compensation cost from the granting of employee stock options and to present the pro forma effect of such cost on reported net income and earnings per share. SFAS No. 123 requires this information be determined as if the Company had accounted for employee stock options granted in fiscal years beginning subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of options granted, as reported below, has been estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                     2002        2001       2000
--------------------------------------------------------------------------------
Expected life (in years)                             2.4         3.5        2.8
Risk-free interest rate                              2.9%        2.9%       6.0%
Expected volatility                                  0.65        0.54       0.49
Dividend yield                                       2.3%        2.1%       3.4%
--------------------------------------------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models required the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair value of employee stock options granted during 2002, 2001, and 2000 was $3.69, $4.20 and $2.14, respectively. For purpose of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's net income, as reported, and pro forma earnings per share are as follows (in thousands, except per share amounts):

                                     2002           2001          2000
--------------------------------------------------------------------------
Income Before Cumulative
Effect of Accounting Change,
Net of Taxes
   As Reported                   $   18,003     $   13,106     $    3,170
   Pro forma                         16,143         11,526          1,677
-------------------------------------------------------------------------

Basic Earnings Per Share*
   As Reported                   $     0.85     $     0.63     $     0.15
   Pro forma                           0.76           0.56           0.08
-------------------------------------------------------------------------

Diluted Earnings Per Share*
   As Reported                   $     0.84     $     0.62     $     0.15
   Pro forma                           0.75           0.55           0.08
-------------------------------------------------------------------------

*excludes the cumulative effect of the accounting change for SAB 101 in 2001 *excludes the cumulative effect of the accounting change for SFAS 142 in 2002

8. EMPLOYEE BENEFIT PLANS:

The Company offers a 401(k) Pay Conversion Plan for eligible employees in the United States. Employees are able to supplement their retirement income by participating in this voluntary pretax savings plan by designating a percentage of their gross income, subject to limitations imposed by federal law. Employees are fully vested in their voluntary contributions. The Company matches a portion of the employees' voluntary contributions. The Company's matching contribution was $0.6 million in 2002, $0.6 million in 2001, and $0.8 million in 2000.

The Company also has a profit sharing plan that serves as a retirement program for most U.S. and certain international employees. Employees, with the exception of Aeromet Corporation employees, who have been paid for 1,000 hours or more of service during a plan year are eligible for a profit sharing contribution.

The Company's Board of Directors approves the contribution to the profit sharing plan annually. The plan provides for a minimum contribution of 4% of participant compensation, as defined, up to the social security taxable wage base, and 8% of participant compensation in excess of the social security taxable wage base up to the maximum profit sharing contribution allowed by federal law, so long as the entire contribution does not exceed pretax income. The Company's contributions totaled $ 4.2 million in 2002, $4.2 million in 2001 and $4.4 million in 2000.

One of the Company's international subsidiaries had a noncontributory, unfunded retirement plan for eligible employees. These plans provide benefits based on the employee's years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability or death, as defined in the respective plans.

The cost for these plans include the following components:

                                                  2002     2001     2000
--------------------------------------------------------------------------
                                                  (expressed in thousands)

Service cost-benefit earned during the period $183 $195 $358 Interest cost on projected benefit obligation
                                                   278      243      428
Net amortization and deferral
                                                    15       15       29
------------------------------------------------------------------------
Net Periodic Retirement Cost                      $476     $453     $815
------------------------------------------------------------------------

The following summarizes the change in benefit obligation and the plan assets:

                                                      2002         2001
---------------------------------------------------------------------------
                                                  (expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year     $ 4,774      $ 4,343
   Service cost                                         183          195
   Interest cost                                        278          243
   Translation change                                    44           26
   Actuarial loss                                       257           15
   Benefits paid                                        (54)         (48)
------------------------------------------------------------------------
Projected benefit obligation, end of year           $ 5,482      $ 4,774
------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets, beginning of year        $    --      $    --
   Actual return on plan assets                          --           --
   Employer contributions                                54           48
   Benefits paid                                        (54)         (48)
------------------------------------------------------------------------
Fair value of plan assets, end of year              $    --      $    --
------------------------------------------------------------------------

The funded status of the Company`s pension retirement plans at September 28 2002, and September 30, 2001 respectively, is as follows:

                                                               2002          2001
-----------------------------------------------------------------------------------
                                                            (expressed in thousands)
Funded status                                                $(5,482)      $(4,774)
Unrecognized net gain                                            271            16
 Unrecognized net liability being amortized                       72            82
Required adjustment to recognize minimum liability                11             3
----------------------------------------------------------------------------------
Accrued Pension Liability                                    $(5,128)      $(4,673)
----------------------------------------------------------------------------------
Major assumptions used in the above calculation include:
Discount rate                                                    6.0%          6.3%
Expected rate of increase in future compensation
levels                                                           3.1%          3.0%
----------------------------------------------------------------------------------

9. RESTRUCTURING AND OTHER CHARGES:

During 2002, the Company consolidated the Electromechanical Testing Division into Eden Prairie, MN from Raleigh NC. The physical move of the business and the facility closure were completed during fiscal year 2002. As a result of the move, the Company recorded $0.4 million charge for severance related costs and $0.6 million charge to write down inventory. Substantially all of the severance costs were paid during fiscal 2002. The closure is expected to result in approximately $1.0 million of savings annually beginning in fiscal 2003.

During 2001, the Company recorded a restructuring charge of $2.3 million as a result of the closure of its manufacturing operations in France and the transfer of this product line to its electromechanical division in North Carolina. Substantially all of the necessary cash outlays were completed during 2001. Such costs were financed primarily with funds from continuing operations and borrowings under its bank line of credit.

During 2000, the Company announced the discontinuation of a line of data acquisition products acquired as part of its 1999 acquisition of DSP Technology, Inc. ("DSP") in 1999. A restructuring charge was recorded in 2001 for $1.9 million. This included a provision for severance costs of $0.8 million, the write-off of leasehold improvements and production and other equipment of $0.3 million and other costs of $0.8 million associated with closure of the facility, the wind-down of the related product line, excess and obsolete inventory, uncollectible receivables and the write off of fixed assets. Of the total $1.9 million, $1.3 million was charged to cost of revenue and $0.6 million was charged to general and administrative expenses. The activity related to the provision was materially complete as of September 30, 2001, and no additional charges were incurred during fiscal 2002.

For the three years ended September 28, 2002 and September 30, 2001 and 2000, the reserve for restructuring was as follows:

                                  RESTRUCTURING RESERVE
                                  ---------------------
                Beginning                                     Ending
     Year        Balance      Provision      Write-off        Balance
     ----        -------      ---------      ---------        -------

     2000         $ --         $1,344         $(1,344)         $ --

     2001           --          4,193          (3,972)          221

     2002          221          2,073          (2,273)           21

10. COMMITMENTS AND CONTINGENCIES:

Litigation: The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, final resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Leases: The Company has non-cancelable operating lease commitments for equipment and facilities that expire on various dates through 2011. Minimum annual rental commitments at September 28, 2002 for the fiscal years 2003 through 2007 and thereafter are $5.5 million, $4.3 million, $3.4 million, $2.5 million and $4.8 million, respectively. Total lease expense was $6.6 million in 2002, $4.3 million in 2001 and $3.9 million in 2000.

                    MTS SYSTEMS CORPORATION AND SUBSIDIARIES

                SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

           FOR DOUBTFUL ACCOUNTS, INVENTORY AND RESTRUCTURING RESERVES

     FOR THE YEARS ENDED SEPTEMBER 28, 2002, AND SEPTEMBER 30, 2001 AND 2000

                                 (In Thousands)

                                      Balance                 Amounts       Balance
                                     Beginning              Written-Off/    End of
                                      of Year   Provisions    Payments       Year
                                      -------   ----------    --------       ----
Allowance for Doubtful Accounts:
-------------------------------

2002                                  $2,709      $1,344      $(1,363)      $2,690

2001                                   2,255         992         (538)       2,709

2000                                   2,232         645         (622)       2,255


Inventory Reserves:
------------------

2002                                  $4,820      $8,124      $(3,034)      $9,910

2001 (restated)                        4,113       7,585       (6,878)       4,820

2000 (restated)                        4,091       3,709       (3,687)       4,113

Restructuring Reserves:
----------------------

2002                                  $  221      $2,073      $(2,273)      $   21

2001 (restated)                           --       4,193       (3,972)         221

2000 (restated)                           --       1,344       (1,344)          --

                           EXHIBIT INDEX TO FORM 10-K


10.a        Management Variable Compensation Plan, dated October 2002.

10.s Description of the terms of employment of Sidney W. Emery, pursuant to an offer letter dated March 3, 1998.

21.         Subsidiaries of the Registrant.

23.         Consent of Independent Public Accountants.

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.