Form 10-Q
period 2002-12-28
MTS SYSTEMS CORP
filed 2003-02-06
CIK 68709

--------------------------------------------------------------------------------


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 28, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                          -----------------------------

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

The number of shares outstanding of the Registrant's common stock as of January 30, 2003 was 21,050,278 shares.


--------------------------------------------------------------------------------

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 28, 2002

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 as of December 28, 2002 and September 28, 2002               2

                 Consolidated Statements of Income for the
                 Three Months Ended December 28, 2002 and
                 December 31, 2001                                            3

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended December 28, 2002 and
                 December 31, 2001                                            4

                 Condensed Notes to Consolidated Financial Statements     5 - 9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10 - 14

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risks                                                14

         Item 4. Controls and Procedures                                     14


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                   16

CERTIFICATIONS                                                          16 - 18

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
          (unaudited - in thousands of dollars, except per share data)

                                                          December 28,        September 28,
                                                              2002                2002
                                                        ----------------    -----------------
ASSETS
  Current Assets:
  Cash and cash equivalents                                    $ 53,293             $ 62,924
  Short-term investments                                         42,394               35,094
  Accounts receivable, net of allowances for
   doubtful accounts                                             65,593               64,663
  Unbilled contracts and retainage receivable                    35,218               32,276
  Inventories                                                    39,771               41,357
  Prepaid expense                                                 6,664                5,502
  Current deferred tax asset                                      9,068                8,739
                                                        ----------------    -----------------
    Total current assets                                        252,001              250,555
                                                        ----------------    -----------------

  Property and Equipment:
  Land                                                            3,247                3,247
  Buildings and improvements                                     46,952               46,253
  Machinery and equipment                                        88,467               86,702
  Accumulated depreciation                                      (79,598)             (76,590)
                                                        ----------------    -----------------
    Total property and equipment, net                            59,068               59,612
                                                        ----------------    -----------------

  Goodwill                                                        4,304                4,268
  Other assets                                                    3,943                4,071
  Non-current deferred tax asset                                  1,611                1,593
                                                        ----------------    -----------------
    Total Assets                                              $ 320,927            $ 320,099
                                                        ================    =================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

  Current Liabilities:
    Notes payable to banks                                    $     618            $     598
    Current maturities of long-term debt                          6,052                8,605
    Accounts payable                                             11,738               14,621
    Accrued payroll-related costs                                29,621               27,409
    Advance payments from customers                              35,953               37,209
    Accrued warranty costs                                        5,718                5,071
    Accrued income taxes                                          8,744                9,585
    Other accrued liabilities                                     9,835                9,769
                                                        ----------------    -----------------
      Total current liabilities                                 108,279              112,867
                                                        ----------------    -----------------

  Deferred income taxes                                           1,714                1,627
  Long-term debt, less current maturities                        43,572               43,340
                                                        ----------------    -----------------
  Total Liabilities                                             153,565              157,834
                                                        ----------------    -----------------

  Shareholders' Investment:
    Common stock, $.25 par; 64,000,000 shares
     authorized:
      21,132,000 and 21,208,000 shares issued and
       outstanding                                                5,283                5,302
    Additional paid-in capital                                    9,073                9,770
    Retained earnings                                           150,957              146,857
    Accumulated other comprehensive income                        2,049                  336
                                                        ----------------    -----------------
      Total shareholders' investment                            167,362              162,265

                                                        ----------------    -----------------
  Total Liabilities and Shareholders' Investment              $ 320,927            $ 320,099
                                                        ================    =================

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
          (unaudited - in thousands of dollars, except per share data)

                                                                     Three Months Ended
                                                            -------------------------------------
                                                              December 28,        December 31,
                                                                  2002                 2001
                                                            -----------------    ----------------
Revenue                                                             $ 91,261            $ 87,164
Cost of sales                                                         58,095              56,090
                                                            -----------------    ----------------
  Gross profit                                                        33,166              31,074
                                                            -----------------    ----------------

Operating expenses:
  Selling                                                             13,168              13,772
  General and administrative                                           6,920               7,137
  Research and development                                             4,286               5,102
                                                            -----------------    ----------------
    Total operating expenses                                          24,374              26,011
                                                            -----------------    ----------------
Income from operations                                                 8,792               5,063
                                                            -----------------    ----------------

Interest expense                                                       1,127               1,153
Interest income                                                         (491)               (137)
Other expense (income), net                                               18              (1,299)
                                                            -----------------    ----------------
Income before income taxes and cumulative effect of
accounting change                                                      8,138               5,346
Provision for income taxes                                             2,767               1,633
                                                            -----------------    ----------------
Income before cumulative effect of accounting change                   5,371               3,713
Cumulative effect of accounting change, net of taxes                       -             (13,721)
                                                            -----------------    ----------------
  Net income (loss)                                                 $  5,371            $(10,008)
                                                            =================    ================

Earnings (loss) per share:
  Basic-
    Before cumulative effect of accounting change                   $   0.25            $   0.17
    Cumulative effect of accounting change, net of taxes                   -               (0.65)
                                                            -----------------    ----------------
    Earnings (loss) per share                                       $   0.25            $  (0.48)
                                                            =================    ================

   Weighted average number of common shares outstanding
    - basic                                                           21,132              21,027
                                                            =================    ================

Earnings (loss) per share:
  Diluted-
    Before cumulative effect of accounting change                   $   0.25            $   0.17
    Cumulative effect of accounting change, net of taxes                   -               (0.64)
                                                            -----------------    ----------------
    Earnings (loss) per share                                       $   0.25            $  (0.47)
                                                            =================    ================

    Weighted average number of common shares outstanding
     - diluted                                                        21,355              21,398
                                                            =================    ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                        Three Months Ended
                                                                -----------------------------------
                                                                 December 28,        December 31,
                                                                     2002                2001
                                                                ----------------    ---------------
Cash flows from operating activities:
  Net income (loss)                                                   $  5,371           $(10,008)
  Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Non-cash cumulative effect of accounting change                          -             13,721
    Depreciation and amortization                                        2,570              2,906
    Deferred income taxes                                                 (348)                67
    Bad debt provision                                                     140                260
    Inventory provision                                                  1,501              1,808

Changes in operating assets and liabilities:
  Accounts, unbilled contracts and retainage receivable                 (2,550)             5,051
  Inventories                                                            1,080              5,835
  Prepaid expense                                                         (969)                 8
  Other assets                                                            (159)            (1,766)
  Accounts payable                                                      (2,998)              (986)
  Accrued compensation and benefits                                        895             (5,259)
  Advance payments from customers                                       (1,938)             5,349
  Accrued warranty costs                                                   587                419
  Other liabilities                                                       (409)             1,432
                                                               ----------------    ---------------
    Net cash provided by operating activities                            2,773             18,837
                                                               ----------------    ---------------

Cash flows from investing activities:
  Additions to plant, property and equipment                            (1,316)            (1,107)
  Additions to short-term investments                                   (7,300)                 -
                                                               ----------------    ---------------
    Net cash used in investing activities                               (8,616)            (1,107)
                                                               ----------------    ---------------

Cash flows from financing activities:
  Net repayments under notes payable to banks                                7                  -
  Payments of long-term debt                                            (2,656)               (71)
  Proceeds from issuance of long-term debt                                  13                  -
  Cash dividends                                                        (1,273)            (1,263)
  Proceeds from exercise of stock options                                   43                108
  Payment to purchase or retire common stock                              (758)               (20)
                                                               ----------------    ---------------
    Net cash used in financing activities                               (4,624)            (1,246)
                                                               ----------------    ---------------

Effect of exchange rate on changes in cash                                 836               (388)

                                                               ----------------    ---------------
    Net (decrease) increase in cash and cash equivalents                (9,631)            16,096

  Cash and cash equivalent, at beginning of period                      62,924             17,515

                                                               ----------------    ---------------
  Cash and cash equivalent, at end of period                          $ 53,293           $ 33,611
                                                               ================    ===============


Supplemental disclosure of cash flow information:
  Cash paid during the period for -
    Interest expense                                                  $    892              $ 782
    Income taxes                                                      $  4,198            $ 2,399
                                                                ================    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION
------------------------

Accounting Policies
-------------------

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2002 Form 10-K filed with the SEC, which includes audited financial statements for the fiscal year ended September 28, 2002 and restated audited financial statements for the fiscal years ended September 30, 2001 and 2000. Interim results of operations for the three-month period ended December 28, 2002 may not necessarily be indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income or cash flows.

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition
-------------------

For orders that are manufactured and delivered in less than twelve months with routine installations and no special acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which are deferred until customer acceptance. The remaining revenue on these contracts is recognized upon installation and customer acceptance. In cases where special acceptance protocols exist, the Company recognizes revenue upon the completion of installation and fulfillment of obligations specific to the terms of the customer's contract.

Revenue on contracts requiring longer delivery periods (long-term contracts) is recognized using the percentage-of-completion method based on the cost incurred to date relative to the estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance. The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as Unbilled Contracts and Retainage Receivable.

Revenue for services is recognized as the service is performed and ratably over a defined contractual period for service maintenance contracts.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Inventories
-----------

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories as of December 28, 2002 and September 28, 2002, respectively, were as follows:

                                   December 28, 2002        September 28, 2002
                                 ---------------------    ----------------------
                                           (in thousands of dollars)
Customer projects in various
  stages of completion                      $  8,425                  $  8,679
Components,
  assemblies and parts                        31,346                    32,678
                                 --------------------     ---------------------
Total                                       $ 39,771                  $ 41,357
                                 --------------------     ---------------------


2. RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement in this first quarter of fiscal year 2003. The Company has concluded that there will be no material impact of the adoption of SFAS No. 144.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. See Note 8 to the Condensed Notes to Consolidated Financial Statements for the required disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt this guidance for financial statements issued after December 31, 2002, as required and is currently analyzing the impact of its adoption on the Company's financial statements.


3. EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                     Three Months Ended
                                                      -------------------------------------------------
                                                        December 28, 2002          December 31, 2001
                                                      -----------------------    ----------------------
                                                            (in thousands, except per share data)
Income before cumulative effect of
  accounting change                                               $   5,371                 $   3,713
Cumulative effect of accounting change                                    -                   (13,721)
                                                     -----------------------    ----------------------
Net income (loss)                                                 $   5,371                 $ (10,008)
                                                     =======================    ======================
Weighted average common shares outstanding                           21,132                    21,027

Diluted potential common shares                                         223                       371
                                                     -----------------------    ----------------------
Total diluted common shares                                          21,355                    21,398

Basic earnings (loss) per share                                   $    0.25                 $   (0.48)

Diluted earnings (loss) per share                                 $    0.25                 $   (0.47)
                                                      =======================    ======================


4. COMPREHENSIVE INCOME (LOSS)
------------------------------

Comprehensive income (loss) represents net earnings (loss) adjusted for foreign currency translation adjustments, the unrealized gain or loss on available-for-sale investments, and the net effect of accumulated hedging activity.

                                                                      Three Months Ended
                                                      --------------------------------------------------
                                                        December 28, 2002          December 31, 2001
                                                      -----------------------    -----------------------
                                                                  (in thousands of dollars)
Net income (loss)                                                 $   5,371                  $ (10,008)
Change in cumulative translation adjustment                           1,687                     (2,132)
Derivative instruments                                                   26                        829
Unrealized gain on investments                                            -                        401
                                                     -----------------------    -----------------------
Comprehensive income (loss)                                       $   7,084                  $ (10,910)
                                                     =======================    =======================


5. BUSINESS SEGMENT INFORMATION
-------------------------------

The Company's Chief Executive Officer regularly reviews the available financial information for five discrete business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation and Sensors. The Vehicle Testing Systems unit manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. The Material Testing Systems unit manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. The Advanced Systems unit offers highly customized systems primarily for simulation and manufacturing. The Automation unit manufactures and markets products for high performance industrial machine applications in a wide range of industries. The Sensors unit manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business units. As a result of these similarities, these units have been aggregated for financial statement purposes into one reportable segment called Mechanical Testing and Simulation ("MT&S"). In addition, the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Automation and Sensors business units. As a result, these units have been aggregated into one reportable segment called Factory Automation ("FA").

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company's 2002 Form 10-K. In evaluating each segment's performance, management focuses on income from operations. This measurement excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment is as follows:

                                                                     Three Months Ended
                                                          December 28, 2002        December 31, 2001
                                                       ---------------------    ---------------------
                                                                 (in thousands of dollars)
REVENUE BY SEGMENT:
  Mechanical Testing and Simulation                               $ 73,952                 $ 70,283
  Factory Automation                                                17,309                   16,881
                                                      ---------------------    ---------------------
     Total revenue                                                $ 91,261                 $ 87,164
                                                      =====================    =====================

INCOME (LOSS) FROM OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation                               $  8,399                 $  6,569
  Factory Automation                                                   393                   (1,506)
                                                      ---------------------    ---------------------
      Total income from operations                                $  8,792                 $  5,063
                                                      =====================    =====================


6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------

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

The Company discontinues hedge accounting prospectively when the derivative is
(1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; or (3) de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings.

The Company uses forward exchange contracts to hedge specific foreign currency denominated assets or liabilities on the balance sheet. These are recorded at their fair value with the related gains and losses included in "Other (income) expense, net" on the income statement. Results of these contracts offset in full or in part the gains and losses stemming from the normal mark-to market of the underlying balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes.

At December 28, 2002 and December 31, 2001, the Company had outstanding foreign currency forward contracts with U.S. dollar notional equivalent amounts of $36.2 million and $39.2 million, respectively. At December 28, 2002 and December 31, 2001, the fair value of the foreign currency forward contracts was zero and $2.6 million, respectively. The

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


amounts recognized in earnings as a result of the ineffectiveness of cash flow hedges were not material for the periods ended December 28, 2002 and December 31, 2001. At December 28, 2002, there was no amount projected to be reclassified from other comprehensive income into earnings in the next 12 months. At December 31, 2001, approximately $0.1 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 1.1 years at December 28, 2002, and 1.1 years at December 31, 2001.


7. DEFERRED TAX ASSET
---------------------

At December 28, 2002, the Company had an aggregate deferred tax asset of $10.7 million in connection with accrued compensation and benefits, inventory reserves, and allowances for doubtful accounts and other assets.

Management performs an analysis of the realization of the deferred tax asset at each fiscal year-end. This analysis largely relies on continued long-term profitability. Unanticipated negative changes in future operations of the Company would adversely affect the realization of the Company's deferred tax asset. Such negative changes would result in the establishment of a valuation reserve for the deferred tax asset.


8. WARRANTY GUARANTEES
----------------------
Sales of the Company's products and systems are subject to limited warranty guarantees. System guarantees typically extend for a period of twelve months from the date of either shipment or system acceptance, for sales that include installation services. Product guarantees typically extend for a period of 24 months from the date of purchase. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the period ended December 28, 2002 were as follows:

      Three Months             Beginning         Warranty           Warranty                              Ending
         Ended                  Balance          Provisions          Claims          Translation         Balance
------------------------    --------------    ---------------    --------------    ---------------    --------------
                                                           (in thousands of dollars)
December 28, 2002              $ 5,071            $ 1,627          $ (1,040)              $ 60           $ 5,718

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES
----------------------------

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

Revenue Recognition. For orders that are manufactured and delivered in less than twelve months with routine installations and no special acceptance protocol, revenue is recognized when systems are shipped and title has passed to the customer, less the portion of related revenues associated with installation, which are deferred until customer acceptance. The remaining revenue on these contracts is recognized upon installation and customer acceptance. In cases where special acceptance protocols exist, the Company recognizes revenue upon the completion of installation and fulfillment of obligations specific to the terms of the customer's contract.

Revenue on contracts requiring longer delivery periods (long-term contracts) is recognized using the percentage-of-completion method based on the cost incurred to date relative to the estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance. The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may not be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as Unbilled Contracts and Retainage Receivable.

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


NEW ACCOUNTING PRINCIPLES
-------------------------

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement in this first quarter of fiscal year 2003. The Company has concluded that there will be no material impact of the adoption of SFAS No. 144.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. See Note 8 to the Condensed Notes to Consolidated Financial Statements for the required disclosures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt this guidance for financial statements issued after December 31, 2002, as required and is currently analyzing the impact of its adoption on the Company's financial statements.


NEW CUSTOMER ORDERS AND BACKLOG
-------------------------------

THREE MONTHS ENDED DECEMBER 28, 2002 ("FIRST QUARTER OF FISCAL 2003") COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001 ("FIRST QUARTER OF FISCAL 2002")

New orders from customers during First Quarter of Fiscal 2003 aggregated $81.8 million, a decrease of 15.4% compared to customer orders of $96.7 million booked during First Quarter of Fiscal 2002.

Orders for the Mechanical Testing and Simulation ("MT&S") segment totaled $65.3 million, a decrease of 20.1% compared to customer orders of $81.7 million for First Quarter of Fiscal 2002. This decrease was primarily due to the impact of a $13 million aerospace order booked in the First Quarter of Fiscal 2002. The MT&S segment accounted for 79.8% of total Company orders, compared to 84.5% for the First Quarter of Fiscal 2002.

Orders for the Factory Automation ("FA") segment increased 10% to $16.5 million for First Quarter of Fiscal 2003 from $15.0 million for First Quarter of Fiscal 2002. The increase in orders was the result of general strengthening in the automotive, semiconductor and industrial markets in Europe and Asia which increased demand for the FA segment's products in those markets. The FA segment accounted for 20.2% of total Company orders during First Quarter of Fiscal 2003, compared to 15.5% in First Quarter of Fiscal 2002.

Backlog of undelivered orders at December 28, 2002 was $168.5 million, a decrease of 5.0% from backlog of $177.3 million at September 28, 2002, due to reduced order volume in First Quarter of Fiscal 2003. The Company's backlog is subject to order cancellations.


RESULTS OF OPERATIONS
---------------------

REVENUE for First Quarter of Fiscal 2003 was $91.3 million, an increase of $4.1 million, or 4.7%, compared to First Quarter of Fiscal 2002. The increase in revenue was principally driven by favorable performance in the MT&S segment resulting from strong performance in the European automotive and motorsports markets and the worldwide civil engineering market as well as the favorable impact of currency translation. Revenue from foreign customers for First Quarter of Fiscal 2003 represented 48.6% of total revenues, compared to 58.0% for First Quarter of Fiscal 2002. Growth in the North America and Europe markets of 20.9% and 13.0%, respectively, was partially offset by a decline in Asia of 38.6%.

GROSS PROFIT for First Quarter of Fiscal 2003 increased 6.8%, to $33.2 million, compared to gross profit of $31.1 million for First Quarter of Fiscal 2002. Gross profit as a percentage of net revenue was 36.4% for First Quarter of Fiscal 2003, up from 35.7% for First Quarter of Fiscal 2002. Gross profit for the MT&S segment was 35.4% for First Quarter of Fiscal 2003, compared to 37.0% for First Quarter of Fiscal 2002, primarily due to product mix and the favorable impact of currency translation. Gross profit for the FA segment increased to 40.4% for First Quarter of Fiscal 2003, compared to 30.2% for First Quarter of Fiscal 2002, largely due to reduced charges for obsolete and surplus inventory recorded in First Quarter of Fiscal 2002 compared to the First Quarter of Fiscal 2003.

SELLING EXPENSES for First Quarter of Fiscal 2003 decreased to $13.2 million, or 4.3%, from $13.8 million for First Quarter of Fiscal 2002. Selling expenses as a percentage of revenue decreased to 14.5% for First Quarter of Fiscal 2003, compared to 15.8% for First Quarter of Fiscal 2002, due to reduced staffing and sales commission expenses.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $6.9 million for First Quarter of Fiscal 2003, a decrease of 2.8% compared to $7.1 million for First Quarter of Fiscal 2002. The decrease in overall expenses was primarily due to cost reduction initiatives undertaken by the Company throughout 2002. General and administrative expenses as a percentage of revenue decreased by 0.5%, to 7.6% for First Quarter of Fiscal 2003, compared to 8.1% for First Quarter of Fiscal 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESULTS OF OPERATIONS (CONTINUED)
---------------------

RESEARCH AND DEVELOPMENT expenses totaled $4.3 million for First Quarter of Fiscal 2003, a decrease of 15.7% compared to $5.1 million for First Quarter of Fiscal 2002. Research and development expenses as a percentage of revenue decreased to 4.7% for First Quarter of Fiscal 2003, compared to 5.8% for First Quarter of Fiscal 2002, primarily due to reallocation of engineering staff to revenue-generating projects.

INCOME FROM OPERATIONS increased 72.5% to $8.8 million for First Quarter of 2003, compared to $5.1 million for First Quarter of 2002. Operating earnings in the MT&S segment increased to $8.4 million from $6.6 million in First Quarter of Fiscal 2002 due to the higher revenue volume as well as reduced operating expenses. Operating earnings in the FA segment increased by $1.9 million to $0.4 million compared to a $1.5 million operating loss in First Quarter of Fiscal 2002, largely due to reduced charges for obsolete and surplus inventory recorded in First Quarter of Fiscal 2002 compared to the First Quarter of Fiscal 2003.

INTEREST EXPENSE decreased $0.1 million to $1.1 million for First Quarter of Fiscal 2003, compared to $1.2 million for First Quarter of Fiscal 2002. This decrease was the result of a reduction in debt during First Quarter of Fiscal 2003.

INTEREST INCOME increased $0.4 million to $0.5 million for First Quarter of Fiscal 2003, compared to $0.1 million in First Quarter of 2002, due to an increase in the amount of cash, cash equivalents and short-term investments outstanding during First Quarter of Fiscal 2003.

OTHER (INCOME) EXPENSE for First Quarter of Fiscal 2003 was negligible, compared to other income of $1.3 million for First Quarter of Fiscal 2002, which consisted primarily of a gain on foreign currency transactions of $1.1 million.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES for First Quarter of Fiscal 2002 reflects a non-cash transition charge to earnings of $13.7 million related to the Company's adoption of SFAS 142, "Accounting for Goodwill and Other Intangible Assets."

NET INCOME was $5.4 million for First Quarter of Fiscal 2003, compared to a net loss (after cumulative effect of accounting change) of $10.0 million for First Quarter of Fiscal 2002. The effective tax rate for First Quarter of Fiscal 2003 was 34.0%, compared to 30.5% for First Quarter of Fiscal 2002. The increase in the overall effective tax rate was primarily the result of an increase in pre-tax income in First Quarter of Fiscal 2003 as compared to First Quarter of Fiscal 2002 and uncertainties regarding the continuation of U.S. export tax benefits.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES provided cash of $2.8 million in the First Quarter of Fiscal 2003, compared to cash provided of $18.8 million in the First Quarter of Fiscal 2002. The decrease in cash provided by operating activities during the First Quarter of Fiscal 2003 is primarily due to significant improvements in accounts receivable, inventory and advanced payments from customers made in First Quarter of Fiscal 2002.

CASH FLOWS FROM INVESTING ACTIVITIES required a use of cash totaling $8.6 million during First Quarter of Fiscal 2003, compared to usage of $1.1 million in First Quarter of Fiscal 2002. The increase in cash usage was primarily the result of $7.3 million in purchases of short-term investments in First Quarter of Fiscal 2003.

CASH FLOWS FROM FINANCING ACTIVITIES required a use of cash totaling $4.6 million during First Quarter of Fiscal 2003, compared to $1.2 million for First Quarter of Fiscal 2002. The increase in cash usage was primarily the result of payments of long-term debt and purchases of treasury stock.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At December 28, 2002, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance ongoing operations, allow for investment in opportunities to internally grow its business and to make selected strategic acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


OTHER MATTERS
-------------

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


FORWARD-LOOKING STATEMENTS
--------------------------

Statements included or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q which are not historical or current facts are "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company's actual results in the future and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statements:

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

         (vi) The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors. For certain of the Company's products, customers may also contract with testing laboratories or construct their own testing equipment, purchasing commercially available components. Factors that may influence a customer's decision include price, service, or required level of technology.

         (vii) The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         (viii) The Company's short-term borrowings carry interest rate risk that is generally related to either LIBOR or the prime rate. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of its debt.

The foregoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 28, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $42.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability and intent to hold its fixed income investments until maturity, and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows. The fair market value of these securities was $42.7 million at December 28, 2002.

The Company operates internationally and thus is subject to movements in foreign currency rate changes. The Company enters into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Additional information is included in Note 6 in the Condensed Notes to Consolidated Financial Statements.

As of December 28, 2002, the Company's long-term debt consisted of notes payable with fixed interest rates ranging from 5.4% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                        PART II ------ OTHER INFORMATION

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

                  99.1     Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

                  99.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

         (b) Reports on Form 8-K:

                  On December 2, 2002, the Company filed a Current Report on Form 8-K to report under Item 8 a change in the Company's fiscal quarter- and year-end dates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MTS SYSTEMS CORPORATION



Dated:  February 6, 2003         /s/ Sidney W. Emery, Jr.
                                 -----------------------------------------------
                                 Sidney W. Emery, Jr.
                                 Chairman, President and Chief Executive Officer




Dated:  February 6, 2003         /s/ Susan E. Knight
                                 -----------------------------------------------
                                 Susan E. Knight
                                 Vice President and Chief Financial Officer




                                 CERTIFICATIONS

I, Sidney W. Emery, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MTS Systems
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

                                 /s/ Sidney W. Emery
                                 -----------------------------------------------
                                 Sidney W. Emery, Jr.
                                 Chairman, President and Chief Executive Officer



I, Susan E. Knight, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of MTS Systems
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

                                      /s/ Susan E. Knight
                                      ------------------------------------------
                                      Susan E. Knight
                                      Vice President and Chief Financial Officer

                           EXHIBIT INDEX TO FORM 10-Q

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).