Form 10-Q
period 2003-03-29
MTS SYSTEMS CORP
filed 2003-05-13
CIK 68709

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 29, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

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

                                 _X_ Yes ___ No

The number of shares outstanding of the Registrant's common stock as of May 8, 2003 was 20,950,274 shares.

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2003

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 As of March 29, 2003 and September 28, 2002                 2

                 Consolidated Statements of Income
                 For the Three and Six Months Ended
                  March 29, 2003 and March 31, 2002                          3

                 Consolidated Statements of Cash Flows
                 For the Six Months Ended March 29, 2003 and
                  March 31, 2002                                             4

                 Condensed Notes to Consolidated Financial Statements     5 - 11

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11 - 17

         Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                               17

         Item 4. Controls and Procedures                                    18

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders        19

         Item 6. Exhibits and Reports on Form 8-K                           19

SIGNATURES                                                                  20


CERTIFICATIONS                                                           20 - 21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
            (unaudited - in thousands of dollars, except share data)

                                                                   March 29,      September 28,
     ASSETS                                                           2003            2002
                                                                   ---------       ---------
Current Assets:
  Cash and cash equivalents                                        $  59,228       $  62,456
  Short-term investments                                              53,997          35,094
  Accounts receivable, net of allowance for doubtful accounts         55,844          59,943
  Unbilled contracts and retainage receivable                         29,813          32,276
  Inventories                                                         29,978          34,773
  Prepaid expense                                                      5,280           5,380
  Current deferred tax asset                                           8,739           8,739
  Other current assets                                                 1,147              19
  Assets of discontinued operations                                   13,458          15,311
                                                                   ---------       ---------

    Total current assets                                             257,484         253,991
                                                                   ---------       ---------

Property and Equipment:
  Land                                                                 3,247           3,247
  Buildings and improvements                                          46,009          44,723
  Machinery and equipment                                             83,298          79,679
  Accumulated depreciation                                           (75,657)        (70,765)
                                                                   ---------       ---------

    Total property and equipment, net                                 56,897          56,884
                                                                   ---------       ---------
Goodwill                                                               4,329           4,268
Other assets                                                           2,729           3,363
Non-current deferred tax asset                                         1,593           1,593
                                                                   ---------       ---------
                                                                   $ 323,032       $ 320,099
                                                                   =========       =========

     LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable to banks                                           $     198       $     598
  Current maturities of long-term debt                                 6,828           8,605
  Accounts payable                                                    12,051          13,137
  Accrued payroll-related costs                                       27,445          26,112
  Advance payments from customers                                     43,376          37,209
  Accrued warranty costs                                               5,035           4,482
  Accrued income taxes                                                 6,135          11,120
  Other accrued liabilities                                           10,029           9,917
  Liabilities of discontinued operations                               3,789           1,795
                                                                   ---------       ---------

    Total current liabilities                                        114,886         112,975
                                                                   ---------       ---------

Deferred income taxes                                                  1,740           1,519
Long-term debt, less current maturities                               36,325          42,790
Other long-term liabilities                                              584             550
                                                                   ---------       ---------
    Total liabilities                                                153,535         157,834
                                                                   ---------       ---------

Shareholders' Investment:
  Common stock, $.25 par; 64,000,000 shares authorized:
    21,072,000 and 21,208,000 shares issued and outstanding            5,268           5,302
  Additional paid-in capital                                           8,101           9,770
  Retained earnings                                                  153,780         146,857
  Accumulated other comprehensive income                               2,348             336
                                                                   ---------       ---------

    Total shareholders' investment                                   169,497         162,265
                                                                   ---------       ---------
                                                                   $ 323,032       $ 320,099
                                                                   =========       =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                   For The Three Months Ended       For The Six Months Ended
                                                                    March 29,       March 31,       March 29,       March 31,
                                                                       2003            2002            2003            2002
                                                                    ---------       ---------       ---------       ---------
Revenue                                                             $  93,236       $  84,665       $ 177,675       $ 164,263
Cost of sales                                                          59,916          52,215         113,049         101,197
                                                                    ---------       ---------       ---------       ---------
  Gross profit                                                         33,320          32,450          64,626          63,066
                                                                    ---------       ---------       ---------       ---------
Operating expenses:
  Selling                                                              13,817          12,694          26,352          25,873
  General and administrative                                            7,290           5,874          13,441          12,202
  Research and development                                              4,044           4,435           7,623           8,573
                                                                    ---------       ---------       ---------       ---------
      Total operating expenses                                         25,151          23,003          47,416          46,648
                                                                    ---------       ---------       ---------       ---------
  Income from continuing operations                                     8,169           9,447          17,210          16,418

Interest expense                                                          949             995           1,993           2,102
Interest income                                                          (617)           (168)         (1,104)           (305)
Gain on sale of investments                                                --          (2,630)             --          (2,630)
Other income, net                                                      (1,729)           (435)         (1,712)         (1,698)
                                                                    ---------       ---------       ---------       ---------
Income before income taxes, discontinued operations,
    and cumulative effect of accounting change                          9,566          11,685          18,033          18,949
Provision  for income taxes                                             3,184           3,914           5,951           6,292
                                                                    ---------       ---------       ---------       ---------
Income before discontinued operations and cumulative
    effect of accounting change                                         6,382           7,771          12,082          12,657
                                                                    ---------       ---------       ---------       ---------
Discontinued operations:
    Loss from discontinued operations, net of tax                         (17)         (2,608)           (220)         (3,781)
    Impairment on discontinued operations, net of tax                  (2,402)             --          (2,402)             --
    Cumulative effect of accounting change, net of tax                     --              --              --          (9,198)
                                                                    ---------       ---------       ---------       ---------
         Loss from discontinued operations, net of tax                 (2,419)         (2,608)         (2,622)        (12,979)
                                                                    ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of accounting
    change on continuing operations                                     3,963           5,163           9,460            (322)
Cumulative effect of accounting change on continuing
    operations, net of tax                                                 --              --              --          (4,523)
                                                                    ---------       ---------       ---------       ---------
      Net income (loss)                                             $   3,963       $   5,163       $   9,460       $  (4,845)
                                                                    =========       =========       =========       =========
Earnings per share:
  Basic -
    Income before discontinued operations and
        cumulative effect of accounting change                      $    0.30       $    0.37       $    0.57       $    0.60
    Discontinued operations:
        Loss from discontinued operations, net of tax                    0.00           (0.12)          (0.01)          (0.18)
        Impairment on discontinued operations, net of tax               (0.11)             --           (0.11)             --
        Cumulative effect of accounting change, net of tax                 --              --              --           (0.44)
                                                                    ---------       ---------       ---------       ---------
             Loss from discontinued operations, net of tax              (0.11)          (0.12)          (0.12)          (0.62)
                                                                    ---------       ---------       ---------       ---------
    Income (loss) before cumulative effect of accounting
        change on continuing operations                                  0.19            0.25            0.45           (0.02)
    Cumulative effect of accounting change, net of tax                     --              --              --           (0.21)
                                                                    ---------       ---------       ---------       ---------
    Earnings (loss) per share                                       $    0.19       $    0.25       $    0.45       $   (0.23)
                                                                    =========       =========       =========       =========
Weighted average number of common shares outstanding - basic           21,112          21,057          21,122          21,042
                                                                    =========       =========       =========       =========
  Diluted -
    Income before discontinued operations and cumulative
        effect of accounting change                                 $    0.30       $    0.36       $    0.56       $    0.59
    Discontinued operations:
        Loss from discontinued operations, net of tax                    0.00           (0.12)          (0.01)          (0.18)
        Impairment on discontinued operations, net of tax               (0.11)             --           (0.11)             --
        Cumulative effect of accounting change, net of tax                 --              --              --           (0.43)
                                                                    ---------       ---------       ---------       ---------
             Loss from discontinued operations, net of tax              (0.11)          (0.12)          (0.12)          (0.61)
                                                                    ---------       ---------       ---------       ---------
    Income (loss) before cumulative effect of
        accounting change on continuing operations                       0.19            0.24            0.44           (0.02)
    Cumulative effect of accounting change, net of tax                     --              --              --           (0.21)
                                                                    ---------       ---------       ---------       ---------
    Earnings (loss) per share                                       $    0.19       $    0.24       $    0.44       $   (0.23)
                                                                    =========       =========       =========       =========
Weighted average number of common shares outstanding - diluted         21,404          21,336          21,379          21,367
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

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                 Six Months Ended
                                                              ---------------------
                                                              March 29,    March 31,
                                                                2003         2002
                                                              --------     --------
Cash flows from operating activities:
  Net income (loss)                                           $  9,460     $ (4,845)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Non-cash cumulative effect of accounting change
       on continuing operations                                     --        4,523
      Non-cash cumulative effect of accounting change
       on discontinued operations                                   --        9,198
      Loss on discontinued operations                              220        3,781
      Impairment on discontinued operations                      2,402           --
      Gain on sale of investment                                    --       (2,630)
      Depreciation and amortization                              4,736        5,318
      Deferred income taxes                                         70          134
      Bad debt provision                                           151          290
      Inventory provision                                          783        1,318

Changes in operating assets and liabilities,
 net of effects of businesses divested:
  Accounts, unbilled contracts and retainage receivables         8,758       22,498
  Inventories                                                    5,706        7,899
  Prepaid expenses                                                (236)      (2,316)
  Other assets                                                  (1,187)        (983)
  Accounts payable                                              (1,276)         963
  Accrued compensation and benefits                              3,025       (9,370)
  Advance billings to customers                                  4,996       (4,181)
  Accrued warranty costs                                           448          277
  Other liabilities                                             (8,515)       1,614
                                                              --------     --------
      Net cash provided by continuing operating activities      29,541       33,488
                                                              --------     --------

Cash flows from investing activities:
  Additions to property and equipment                           (3,425)      (1,475)
  Proceeds from maturity of short-term investments              20,594           --
  Proceeds from sale of short-term investments                      --        4,920
  Proceeds from sale of businesses                                 550           --
  Purchases of  short-term investments                         (39,497)          --
                                                              --------     --------
      Net cash (used in) provided by investing activities      (21,778)       3,445
                                                              --------     --------

Cash flows from financing activities:
  Net repayments under notes payable to banks                     (418)          --
  Payments of long-term debt                                    (8,774)        (217)
  Cash dividends                                                (2,540)      (2,530)
  Proceeds from exercise of stock options                          822          639
  Payment to purchase and retire common stock                   (2,523)        (816)
                                                              --------     --------
      Net cash used in financing activities                    (13,433)      (2,924)
                                                              --------     --------

      Net cash provided by discontinued operations               1,008        3,045

Effect of exchange rate on changes in cash                       1,434         (463)

                                                              --------     --------
      Net (decrease) increase in cash and cash equivalents      (3,228)      36,591

  Cash and cash equivalent, at beginning of period              62,456       17,336

                                                              --------     --------
  Cash and cash equivalent, at end of period                  $ 59,228     $ 53,927
                                                              ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for -
      Interest expense                                        $  1,914     $  1,615
      Income taxes                                            $ 10,576     $  2,897
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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the SEC. Interim results of operations for the six-month period ended March 29, 2003 may not necessarily be indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements, including the impact of the Company's discontinued operations, have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's previously reported financial position, net income or cash flows.

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

Short-Term Investments
----------------------

Short-term investments at March 29, 2003 consisted of highly liquid United States government obligations, certificates of deposit, and highly rated corporate bonds maturing in four to twelve months from the date of purchase. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which approximates market value. There were no substantive unrealized gains or losses from the investment in held-to-maturity securities as of the quarter ended March 29, 2003. All investments in equity securities are classified as available-for-sale

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

and are carried at fair value. Unrealized gains and losses are reported as a component of other comprehensive income. At March 29, 2003 the Company had no investments in equity securities.

Inventories
-----------

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories as of March 29, 2003 and September 28, 2002, respectively, were as follows:

                                 March 29, 2003      September 28, 2002
                                 --------------      ------------------
                                      (in thousands of dollars)
Customer projects in various
stages of completion               $ 6,229               $ 8,679

Components,
assemblies and parts                23,749                26,094
                                   -------               -------
Total                              $29,978               $34,773
                                   =======               =======

2. RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------

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

In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which amends and clarifies financial accounting and reporting for derivative instruments. The Company is required to adopt this statement for transactions occurring after June 2003 and is currently analyzing the impact of its adoption on the Company's financial statements.

3. DISCONTINUED OPERATIONS
--------------------------

During the second quarter of fiscal year 2003, the Company decided to sell its Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets associated with the Automation division's gradient amplifier product line to Performance Controls, Inc., an affiliate of Hitachi Medical Corporation, with certain of the intellectual property assets being sold to Hitachi Medical Corporation. On April 11, 2003, the Company sold all the remaining net assets of the North American Automation division, based in New Ulm, Minnesota, to Parker Hannifin Corporation ("Parker-Hannifin"). On April 30, 2003, the Company sold 100% of its stock in the Automation division's German operations also to Parker Hannifin, which completed the sale of the Company's entire Automation division and marked the Company's exit from the motor and amplifier business.

As a result of the Company's decision to sell the Automation division, the characterization of the related assets changed from "held-for-use" to "held-for-sale" at March 29, 2003. In accordance with the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company was required to perform a valuation of the held-for-sale assets to determine whether these assets were impaired at March 29, 2003. Per SFAS 144, the anticipated selling price of the business was used as the basis for this valuation. As a result of the valuation, the Company recorded an impairment charge on discontinued operations of $2.4 million, net of taxes of $0.8 million, for the quarter ended March 29, 2003. This included a charge of $1.5 million related to impairment of the New Ulm and German assets and $0.9 million of closing-related expenses, net of taxes. The Automation division has historically been included in the Company's Factory Automation segment for financial reporting. Per SFAS 144, the Company has reported the results of the operations of the Automation division as discontinued operations at March 29, 2003.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The following are the operating results of the discontinued operations:

                                                            Three Months Ended                    Six Months Ended
                                                     March 29, 2003     March 31, 2002     March 29, 2003     March 31, 2002
                                                     --------------     --------------     --------------     --------------
                                                         (in thousands of dollars)        (in thousands of dollars)
Revenue                                                 $  7,353           $  7,410           $ 14,175           $ 14,976
Loss on discontinued operations before taxes,
   impairment charge, and cumulative effect of
   accounting change                                    $    (15)          $ (4,251)          $   (344)          $ (6,169)

The assets and liabilities of the Automation division at March 29, 2003 were as follows:

Cash and cash equivalents                                       $  1,116
Accounts receivable, net of allowances for doubtful accounts       4,520
Inventories                                                        4,848
Other current assets                                                 126
                                                                --------
   Current assets of discontinued operations                      10,610

Buildings and improvements                                         1,569
Machinery and equipment                                            7,115
Accumulated depreciation                                          (6,014)
Other assets                                                       2,580
Impairment charge                                                 (2,402)
                                                                --------
   Long-lived assets of discontinued operations                    2,848

                                                                --------
Total assets of discontinued operations                         $ 13,458
                                                                ========

Accounts payable                                                $  1,363
Accrued payroll-related costs                                        608
Accrued warranty costs                                               675
Other accrued liabilities                                          1,025
                                                                --------
   Current liabilities of discontinued operations                  3,671

Other liabilities                                                    118

                                                                --------
Total liabilities of discontinued operations                    $  3,789
                                                                ========

4. EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                  Three Months Ended                   Six Months Ended
                                                              March 29,         March 31,         March 29,         March 31,
                                                                2003              2002              2003              2002
                                                              --------          --------          --------          --------
                                                                           (in thousands, except per share data)
Income (loss) before cumulative effect of accounting
    change on continuing operations                           $  3,963          $  5,163          $  9,460          $   (322)
Cumulative effect of accounting change on continuing
    operations, net of tax                                          --                --                --            (4,523)
                                                              --------          --------          --------          --------
      Net income (loss)                                       $  3,963          $  5,163          $  9,460          $ (4,845)
                                                              ========          ========          ========          ========

Weighted average common shares outstanding                      21,112            21,057            21,122            21,042

Diluted potential common shares                                    292               279               257               325

                                                              --------          --------          --------          --------
Total diluted common shares                                     21,404            21,336            21,379            21,367

Basic earnings (loss) per share                               $   0.19          $   0.25          $   0.45          $  (0.23)

Diluted earnings (loss) per share                             $   0.19          $   0.24          $   0.44          $  (0.23)
                                                              ========          ========          ========          ========

5. COMPREHENSIVE INCOME (LOSS)
------------------------------

Comprehensive income (loss) represents net earnings (loss) adjusted for foreign currency translation adjustments, the unrealized gain or loss on available-for-sale investments, and the net effect of accumulated hedging activity.

                                                                  Three Months Ended                   Six Months Ended
                                                              March 29,         March 31,         March 29,         March 31,
                                                                2003              2002              2003              2002
                                                              --------          --------          --------          --------
                                                               (in thousands of dollars)           (in thousands of dollars)
Net income (loss)                                             $  3,963          $  5,163          $  9,460          $ (4,845)
Change in cumulative translation adjustment                        944              (303)            2,631            (2,435)
Unrealized loss on derivative instruments                         (645)           (1,190)             (619)             (361)
Unrealized (loss)/gain on investments                               --              (255)               --               146

                                                              --------          --------          --------          --------
Comprehensive income (loss)                                   $  4,262          $  3,415          $ 11,472          $ (7,495)
                                                              ========          ========          ========          ========

6. BUSINESS SEGMENT INFORMATION
-------------------------------

The Company's Chief Executive Officer regularly reviews the available financial information for five discrete business units: Vehicle Testing Systems, Material Testing Systems, Advanced Systems, Automation, and Sensors. The Vehicle Testing Systems unit manufactures and markets systems for vehicle and component manufacturers to aid in the acceleration of design development work and to decrease the cost of product manufacturing. The Material Testing Systems unit manufactures and markets systems to aid customers in product development and quality control toward an effort of design improvement. The Advanced Systems unit offers highly customized systems primarily for simulation and manufacturing. The Automation unit manufactures and markets products for high performance industrial machine applications in a wide range of industries. The Automation unit also includes the Company's AeroMet subsidiary, which develops a laser-additive manufacturing process for aerospace applications. The Sensors unit manufactures and markets displacement and liquid level sensors used in various applications to monitor and automate industrial processes. The economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Vehicle Testing Systems, Material Testing Systems and Advanced Systems business units. As a result of these similarities, these units have been aggregated for financial statement purposes into one reportable segment called Mechanical Testing and Simulation ("MT&S"). In addition, the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments are similar for the Automation and Sensors business units. As a result, these units have been aggregated into one reportable segment called Factory Automation ("FA").

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

In accordance with the classification of the Automation division as a discontinued operation at March 29, 2003, financial information for the Factory Automation segment has been restated for fiscal years 2003 and 2002 to conform to the remaining businesses that represent the continuing operations of that segment. As a result, the Factory Automation segment data below includes the results of the Company's Sensors business unit and its AeroMet subsidiary.

Financial information by reportable segment is as follows:

                                                           Three Months Ended                   Six Months Ended
                                                       March 29,         March 31,         March 29,         March 31,
                                                         2003              2002              2003              2002
                                                       --------          --------          --------          --------
                                                                          (in thousands of dollars)
REVENUE BY SEGMENT:
  Mechanical Testing and Simulation                    $ 80,804          $ 74,696          $154,757          $144,979
  Factory Automation                                     12,432             9,969            22,918            19,284
                                                       --------          --------          --------          --------
     Total revenue                                     $ 93,236          $ 84,665          $177,675          $164,263
                                                       ========          ========          ========          ========

INCOME FROM CONTINUING OPERATIONS BY SEGMENT:
  Mechanical Testing and Simulation                    $  7,310          $  8,919          $ 15,710          $ 15,491
  Factory Automation                                        859               528             1,500               927
                                                       --------          --------          --------          --------
      Total income from continuing operations          $  8,169          $  9,447          $ 17,210          $ 16,418
                                                       ========          ========          ========          ========

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------

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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

At March 29, 2003 and March 31, 2002, the Company had outstanding foreign currency forward contracts with U.S. dollar notional equivalent amounts of $32.8 million and $39.4 million respectively. At March 29, 2003 and March 31, 2002, the fair value of the foreign currency forward contracts was ($0.9) million and $2.2 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was $0.1 million for the period ended March 29, 2003 and was negligible for the period ended March 31, 2002. At March 29, 2003, approximately ($0.7) million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. At March 31, 2002, approximately $0.2 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 0.8 years at March 29, 2003 and 1.1 years at March 31, 2002.

8. DEFERRED TAX ASSET
---------------------

At March 29, 2003, the Company had an aggregate deferred tax asset of $10.3 million in connection with accrued compensation and benefits, inventory reserves, and allowances for doubtful accounts and other assets.

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

9. WARRANTY GUARANTEES
----------------------

Sales of the Company's products and systems are subject to limited warranty guarantees. For sales that include installation services, system guarantees typically extend for a period of twelve months from the date of either shipment or system acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended March 29, 2003 and March 31, 2002 were as follows:

                                Three Months Ended                   Six Months Ended
                            March 29,         March 31,         March 29,         March 31,
                               2003              2002              2003              2002
                             -------           -------           -------           -------
                                               (in thousands of dollars)
Beginning Balance            $ 5,071           $ 4,668           $ 4,482           $ 4,324
Warranty Provisions            1,527             1,162             3,011             2,478
Warranty Claims               (1,642)           (1,274)           (2,595)           (2,013)
Translation                       79                 3               137              (230)
                             -------           -------           -------           -------
Ending Balance               $ 5,035           $ 4,559           $ 5,035           $ 4,559
                             =======           =======           =======           =======

10. STOCK OPTIONS

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to adopt the guidance of Accounting Principles Board ("APB") Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation expense has therefore been recognized in the financial statements for stock options granted to employees under the Company's stock option plans as the exercise price of all options granted is at least equal to the fair value of the underlying common stock at the dates of grant. Alternatively, if compensation expense for employee options granted under the plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                     Three Months Ended                 Six Months Ended
                                                 March 29,        March 31,        March 29,        March 31,
                                                    2003             2002             2003             2002
                                                 ---------        ---------        ---------        ---------
                                                                   (in thousands of dollars)
Net income (loss) as reported                    $   3,963        $   5,163        $   9,460        $  (4,845)
Less employee stock-based
   compensation                                       (637)            (667)          (1,298)          (1,343)
                                                 ---------        ---------        ---------        ---------
Pro forma net income (loss)                      $   3,326        $   4,496        $   8,162        $  (6,188)
                                                 =========        =========        =========        =========

 Earnings (loss) per share - Basic:
    As reported                                  $    0.19        $    0.25        $    0.45        $   (0.23)
    Less employee stock-based
       compensation                                  (0.03)           (0.03)           (0.06)           (0.06)
                                                 ---------        ---------        ---------        ---------
    Pro forma earnings (loss) per share          $    0.16        $    0.22        $    0.39        $   (0.29)
                                                 ---------        ---------        ---------        ---------

 Earnings (loss) per share - Diluted:
    As reported                                  $    0.19        $    0.24        $    0.44        $   (0.23)
    Less employee stock-based
       compensation                                  (0.03)           (0.03)           (0.06)           (0.06)
                                                 ---------        ---------        ---------        ---------
    Pro forma earnings (loss) per share          $    0.16        $    0.21        $    0.38        $   (0.29)
                                                 =========        =========        =========        =========

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

modifications. While the Company expects its sales to grow, a reduction in its sales could reduce the demand for the Company's products, and additional inventory reserves may be required.

Short-term investments at March 29, 2003 consisted of highly liquid United States government obligations, certificates of deposit, and highly rated corporate bonds maturing in four to twelve months from the date of purchase. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which approximates market value. There were no substantive unrealized gains or losses from the investment in held-to-maturity securities as of the quarter ended March 29, 2003. All investments in equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported as a component of other comprehensive income. At March 29, 2003 the Company had no investments in equity securities.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which amends and clarifies financial accounting and reporting for derivative instruments. The Company is required to adopt this statement for transactions occurring after June 2003 and is currently analyzing the impact of its adoption on the Company's financial statements.

RESULTS OF DISCONTINUED OPERATIONS

During the second quarter of fiscal year 2003, the Company decided to sell its Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets associated with the Automation division's gradient amplifier product line to Performance Controls, Inc., an affiliate of Hitachi Medical Corporation, with certain of the intellectual property assets being sold to Hitachi Medical Corporation. On April 11, 2003, the Company sold all the remaining net assets of the North American Automation division, based in New Ulm, Minnesota, to Parker Hannifin Corporation ("Parker-Hannifin"). On April 30, 2003, the Company sold 100% of its stock in the Automation division's German operations also to Parker Hannifin, which completed the sale of the Company's entire Automation division and marked the Company's exit from the motor and amplifier business.

As a result of the Company's decision to sell the Automation division, the characterization of the related assets changed from "held-for-use" to "held-for-sale" at March 29, 2003. In accordance with the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company was required to perform a valuation of the held-for-sale assets to determine whether these assets were impaired at March 29, 2003. Per SFAS 144, the anticipated selling price of the business was used as the basis for this valuation. As a result of the valuation, the Company recorded an impairment charge on discontinued operations of $2.4 million, net of taxes of $0.8 million, for the quarter ended March 29, 2003. This included a charge of $1.5 million related to impairment of the New Ulm and German assets and $0.9 million of closing-related expenses, net of taxes. The Automation division has historically been included in the Company's Factory Automation segment for financial reporting. Per SFAS 144, the Company has reported the results of the operations of the Automation division as discontinued operations at March 29, 2003.

The discontinued operations of the Automation division reported essentially break-even results, before impairment charge, for the quarter ended March 29, 2003, compared to a loss of $2.6 million for the same period in the prior year. This improvement is primarily the result of charges for obsolete and surplus inventory of approximately $1.9 million, net of taxes, recorded during the three months ended March 31, 2002. Net loss before impairment charges and the cumulative effect of accounting change for the discontinued operation for the six months ended March 29, 2003 was $0.2 million, compared to a net loss of $3.8 million for the same period in the prior year. The decrease in net loss was primarily the result of obsolete and surplus inventory charges of approximately $2.7 million, net of taxes, recorded during the prior year period. Also during the prior year period the Company recorded a non-cash transition charge to income of $9.2 million, net of taxes, related to the adoption of SFAS 142, "Goodwill and Other Intangible Assets."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF CONTINUING OPERATIONS

NEW CUSTOMER ORDERS AND BACKLOG
-------------------------------

THREE MONTHS ENDED MARCH 29, 2003 ("SECOND QUARTER OF FISCAL 2003") COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 ("SECOND QUARTER OF FISCAL 2002")

New orders from customers during Second Quarter of Fiscal 2003 aggregated $78.8 million, a decrease of 3.8% compared to customer orders of $81.9 million booked during Second Quarter of Fiscal 2002.

Orders for the Mechanical Testing and Simulation ("MT&S") segment decreased 9.4% to $65.7 million, compared to customer orders of $72.5 million for Second Quarter of Fiscal 2002, primarily due to continued weakness in global automotive and industrial markets. The MT&S segment accounted for 83.4% of total Company orders for Second Quarter of Fiscal 2003, compared to 88.5% for the Second Quarter of Fiscal 2002.

Orders for the Factory Automation ("FA") segment increased 39.4% to $13.1 million for Second Quarter of Fiscal 2003, from $9.4 million for Second Quarter of Fiscal 2002. The Company's AeroMet business was awarded a $1.5 million development contract from the U.S. government, and orders in the Sensors business improved due to increased demand in Europe and Japan. The FA segment accounted for 16.6% of total Company orders during Second Quarter of Fiscal 2003, compared to 11.5% in Second Quarter of Fiscal 2002.

SIX MONTHS ENDED MARCH 29, 2003 ("FIRST HALF OF FISCAL 2003") COMPARED TO SIX MONTHS ENDED MARCH 31, 2002 ("FIRST HALF OF FISCAL 2002")

New orders for the First Half of Fiscal 2003 aggregated $154.3 million, a decrease of 11.1% compared to orders of $173.5 million for the First Half of Fiscal 2002.

Orders for the MT&S segment of $131.0 million in First Half of Fiscal 2003 decreased approximately 15.0% compared to $154.2 million in the First Half of Fiscal 2002. The decrease was primarily due to the impact of a $13 million aerospace order booked in the First Half of Fiscal 2002 and continuing weakness in the global automotive and industrial markets.

This segment accounted for 84.9% of total new orders in First Half of Fiscal 2003, compared to 88.9% for First Half of Fiscal 2002. Orders for the FA segment of $23.3 million in First Half of Fiscal 2003 increased 20.7% from orders of $19.3 million booked in First Half of Fiscal 2002. This increase was largely due to a $1.5 million U.S. government contract awarded to the AeroMet business and strong demand in Europe and Japan related to the Sensors business. The FA segment accounted for 15.1% of total orders during First Half of 2003 compared to 11.1% in First Half of Fiscal 2002.

Backlog of undelivered orders at March 29, 2003 was $148.2 million, a decrease of 12.8% from backlog of $170.0 million at September 28, 2002 and a decrease of 3.4% from backlog of $153.4 million at March 31, 2002. The Company's backlog is subject to order cancellations.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

SECOND QUARTER OF FISCAL 2003 COMPARED TO SECOND QUARTER OF FISCAL 2002

REVENUE for Second Quarter of Fiscal 2003 was $93.2 million, an increase of $8.5 million, or 10.0%, compared to revenue of $84.7 million for the Second Quarter of Fiscal 2002. The increase was primarily due to a higher backlog position at the end of fiscal year 2002 and an increase in booking and shipment of short-cycle orders. Revenue from European and Asian markets for Second Quarter of Fiscal 2003 represented 56.4% of total revenues, compared to 54.2% for Second Quarter of Fiscal 2002.

GROSS PROFIT for Second Quarter of Fiscal 2003 increased to $33.3 million, up 2.5% compared to gross profit of $32.5 million for Second Quarter of Fiscal 2002. Gross profit as a percentage of revenue was 35.7% for Second Quarter of Fiscal 2003, down from 38.4% reported for Second Quarter of Fiscal 2002. The gross margin rate for the MT&S segment was 34.4% for Second Quarter of Fiscal 2003, down 2.6 percentage points compared to Second Quarter of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF CONTINUING OPERATIONS (CONTINUED)
--------------------------------------------

Fiscal 2002, primarily due to unfavorable product mix in the quarter. Gross profit as a percentage of revenue for the FA segment was 44.3% for Second Quarter of Fiscal 2003, compared to 47.7% for the Second Quarter of Fiscal 2002. The decrease was primarily the result of favorable product mix in the prior year period and one-time costs associated with a canceled contract in Second Quarter of Fiscal 2003.

SELLING EXPENSES were $13.8 million for Second Quarter of Fiscal 2003, an increase of 8.7% from $12.7 million for Second Quarter of Fiscal 2002, primarily due to an increase in sales volume for the quarter. Selling expense as a percentage of revenue was relatively flat at 14.8% for Second Quarter of Fiscal 2003 compared to selling expense of 15.0% for Second Quarter of Fiscal 2002.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $7.3 million for Second Quarter of Fiscal 2003, an increase of 23.7% compared to $5.9 million for Second Quarter of Fiscal 2002. General and administrative expenses as a percentage of net revenue increased by 0.8 percentage points from 7.0% for Second Quarter of Fiscal 2002 to 7.8% for Second Quarter of Fiscal 2003. The increase is largely due to higher projected incentive compensation payments in fiscal year 2003 compared to fiscal year 2002.

RESEARCH AND DEVELOPMENT EXPENSES totaled $4.0 million for the Second Quarter of 2003, a decrease of 9.1% compared to $4.4 million for the Second Quarter of Fiscal 2002. Research and development expenses as a percentage of net revenue were 4.3% for Second Quarter of Fiscal 2003 compared to 5.2% for the Second Quarter of Fiscal 2002. The decrease was primarily due to product rationalization efforts implemented by the Company during fiscal year 2003.

INCOME FROM CONTINUING OPERATIONS decreased 12.8%, from $9.4 million in Second Quarter of Fiscal 2002 to $8.2 million in the Second Quarter of Fiscal 2003. Operating earnings in the MT&S segment decreased from $8.9 million to $7.2 million. This decrease was offset by a $0.3 million improvement in the operating earnings of the FA segment.

INTEREST EXPENSE decreased to $0.9 million for Second Quarter of Fiscal 2003 compared to $1.0 million for the Second Quarter of Fiscal 2002. This decrease was the result of a reduction in long-term debt. Interest expense as a percentage of net revenue decreased to 1.0% for Second Quarter of Fiscal 2003, compared to 1.2% for Second Quarter of Fiscal 2002.

INTEREST INCOME increased to $0.6 million for Second Quarter of Fiscal 2003 compared to $0.2 million for Second Quarter of Fiscal 2002, primarily due to an increase in the Company's holdings of short-term investments.

GAIN ON SALE OF INVESTMENTS during the second quarter of Fiscal 2002 resulted from the Company's sale of an equity investment in Mechanical Dynamics Inc. The Company sold securities and recorded proceeds from the sale of $4.9 million, which produced a gain on sale of $2.6 million. The investment sold represented the entire amount of the Company's holdings.

OTHER INCOME AND EXPENSE for Second Quarter of Fiscal 2003 primarily reflects a non-recurring gain of $1.3 million due to proceeds from penalties associated with a canceled customer contract.

NET INCOME decreased to $6.4 million for Second Quarter of Fiscal 2003 compared to net income of $7.8 million for Second Quarter of Fiscal 2002. Net income as a percentage of revenue decreased to 6.8% for Second Quarter of Fiscal 2003, compared to 9.2% for Second Quarter of Fiscal 2002. The effective tax rate for Second Quarter of Fiscal 2003 was 33.3%; approximately flat with a tax rate of 33.5% for Second Quarter of Fiscal 2002.

FIRST HALF OF FISCAL 2003 COMPARED TO FIRST HALF OF FISCAL 2002
---------------------------------------------------------------

REVENUE for First Half of Fiscal 2003 was $177.7 million, an increase of $13.4 million, or 8.2%, compared to $164.3 million in the First Half of Fiscal 2002. The increase was primarily due to a higher backlog position at the end of Fiscal 2002 than fiscal 2001 and an increase in booking and shipment of short-cycle orders. Revenue from European and Asian markets for First Half of Fiscal 2003 represented 51.9% of revenues, compared to 54.5% of revenues for First Half of Fiscal 2002. Revenue generated by the MT&S segment was $154.8 million during the First Half of 2003, an increase of $9.8 million compared to First Half of Fiscal 2002. The FA segment revenue increased to $22.9 million for the First Half of Fiscal 2003, compared to $19.3 million for First Half of Fiscal 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF CONTINUING OPERATIONS (CONTINUED)
--------------------------------

GROSS PROFIT for First Half of Fiscal 2003 increased to $64.6 million, up 2.4% compared to gross profit of $63.1 million for First Half of Fiscal 2002. The fluctuation in margin was primarily due to higher revenue volume. Gross profit as a percentage of net revenue was 36.4% for First Half of Fiscal 2003 compared to 38.4% reported for First Half of Fiscal 2002. The decrease is primarily the result of favorable product mix in the prior year.

SELLING EXPENSES increased to $26.4 million in First Half of Fiscal 2003 compared to $25.9 million for First Half of Fiscal 2002, due to higher revenue volume. Selling expense as a percentage of net revenue decreased to 14.9% in First Half of Fiscal 2003 compared to 15.8% for First Half of Fiscal 2002, primarily due to cost reduction initiatives that were implemented throughout fiscal year 2002.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $13.4 million for First Half of Fiscal 2003, an increase of 9.8% compared to $12.2 million for First Half of Fiscal 2002. General and administrative expenses as a percentage of revenue increased only slightly from 7.4% in First Half of Fiscal 2002 to 7.5% in First Half of Fiscal 2003.

RESEARCH AND DEVELOPMENT EXPENSES decreased to $7.6 million in First Half of Fiscal 2003 compared to $8.6 million in First Half of Fiscal 2002. Research and development expense as a percentage of revenue declined to 4.3% in First Half of Fiscal 2003 compared to 5.2% in First Half of Fiscal 2002, primarily due to product rationalization efforts implemented by the Company during the First Half of Fiscal 2003.

INCOME FROM CONTINUING OPERATIONS increased by 4.9%, from $16.4 million in First Half of Fiscal 2002 to $17.2 million in First Half of Fiscal 2003. Operating earnings increased slightly in the MT&S segment, from $15.5 million to $15.7 million, and operating earnings of the FA segment increased $0.6 million from First Half of Fiscal 2003.

INTEREST EXPENSE remained roughly flat at $2.0 million in First Half of Fiscal 2003 compared to $2.1 million in First Half of Fiscal 2002. Interest expense as a percentage of revenue decreased by 0.2 percentage points, to 1.1% for First Half of Fiscal 2003.

INTEREST INCOME increased $0.8 million to $1.1 million for First Half of Fiscal 2003, primarily due to an increase in short-term investments. Interest income as a percentage of revenue increased from 0.4% to 0.6%.

GAIN ON SALE OF INVESTMENTS during the First Half of Fiscal 2002 resulted from the Company's sale of an equity investment in Mechanical Dynamics Inc. The Company sold securities and recorded proceeds from the sale of $4.9 million, which produced a gain on sale of $2.6 million. The investment sold represented the entire amount of the Company's holdings.

OTHER INCOME AND EXPENSE was $1.7 million in First Half of Fiscal 2003, flat with other income of $1.7 million in First Half of Fiscal 2002. Other income in First Half of Fiscal 2003 primarily reflects a one-time gain of $1.3 million from proceeds from penalties associated with a cancelled customer contract. Other income in First Half of Fiscal 2002 consisted primarily of a gain on foreign currency transactions of $1.6 million.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES for First Half of Fiscal 2002 reflects a non-cash transition charge to income related to the adoption of SFAS 142, "Goodwill and Other Intangible Assets."

NET INCOME BEFORE DISCONTINUED OPERATIONS INCLUDING CUMULATIVE EFFECT OF ACCOUNTING CHANGE was $12.1 million for First Half of Fiscal 2003 compared to net income of $8.1 million for First Half of Fiscal 2002. This increase is primarily the result of adoption of SFAS 142 in fiscal year 2002 and the related cumulative effect, which resulted in a $4.5 million charge, net of taxes. Before the cumulative effect of accounting change, net income decreased $0.6 million. The effective tax rate for First Half of Fiscal 2003 was 33.0%, compared to 33.2% for First Half of Fiscal 2002.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES provided cash of $29.5 million during the First Half of Fiscal 2003, compared to cash provided of $33.5 million during the First Half of Fiscal 2002. The decrease in cash provided by continuing operating activities during the First Half of Fiscal 2003 is primarily due to significant improvements in accounts receivable and inventory made in the First Half of Fiscal 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF CONTINUING OPERATIONS (CONTINUED)
--------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES required the use of cash totaling $21.8 million during the First Half of Fiscal 2003, compared with cash provided of $3.4 million in the First Half of Fiscal 2002. Cash was used in the First Half of Fiscal 2003 principally for the purchase of short-term investments of $39.5 million, partially offset by proceeds from the sale of short-term investments of $20.6 million. In the First Half of Fiscal 2002, cash was primarily provided through $4.9 million gross proceeds from the sale of an investment.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $13.4 million during the First Half of Fiscal 2003, compared to usage of $2.9 million for the First Half of Fiscal 2002. The increase in cash used for financing activities was principally due to a $9.2 million reduction of debt and $2.5 million of payments to purchase or retire common stock.

CASH FLOWS FROM DISCONTINUED OPERATIONS provided cash of $1.0 million during the First Half of Fiscal 2003, compared to cash provided of $3.0 million for the First Half of Fiscal 2002. The decrease in cash provided by discontinued operations was primarily due to significant improvements in working capital made in the First Half of Fiscal 2002.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At March 29, 2003, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance ongoing operations, allow for investment in opportunities to internally grow its business and make selected strategic acquisitions.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 29, 2003, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $54.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability and intent to hold its fixed income investments until maturity, and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows. The fair market value of these securities was $53.9 million at March 29, 2003.

The Company operates internationally and thus is subject to movements in foreign currency rate changes. The Company enters into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Additional information is included in Note 7 in the Condensed Notes to Consolidated Financial Statements.

As of March 29, 2003, the Company's long-term debt consisted of notes payable with fixed interest rates ranging from 6.0% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

                          PART II --- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company's Annual Meeting of Shareholders was held on February 12, 2003.

    (b) The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders.

                                            Voted For          Voted Against
                                            ---------          -------------

         Jean-Lou Chameau                  19,051,782                238,215
         Merlin E. Dewing                  19,075,410                214,587
         Sidney W. Emery                   19,067,918                222,079
         Brendan C. Hegarty                18,280,864              1,009,133
         Bruce D. Hertzke                  18,831,603                458,394
         Barb J. Samardzich                18,809,809                480,188
         Linda Hall Whitman                19,083,133                206,864

         There were no abstentions or broker non-votes for any of the directors.

    (c) KPMG LLP was ratified to serve as the Company's independent auditors for fiscal year 2003 with 18,999,547 votes in favor, 279,777 votes against, and 15,059 votes abstained.

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

         99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith)

         (b)  Reports on Form 8-K:

              On January 14, 2003, the Company filed a Current Report on Form 8-K to furnish to the SEC its 2002 Annual Report to shareholders under Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MTS SYSTEMS CORPORATION


Dated: May 13, 2003              /s/ Sidney W. Emery, Jr.
                                 -----------------------------------------------
                                 Sidney W. Emery, Jr.
                                 Chairman, President and Chief Executive Officer


Dated: May 13, 2003              /s/ Susan E. Knight
                                 -----------------------------------------------
                                 Susan E. Knight
                                 Vice President and Chief Financial Officer


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

Date: May 13, 2003

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

Date: May 13, 2003

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