Form 10-Q
period 2003-06-28
MTS SYSTEMS CORP
filed 2003-08-11
CIK 68709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 28, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                   ----------

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

                 __X__  Yes                             _____ No


The number of shares outstanding of the Registrant's common stock as of August 5, 2003 was 21,407,795 shares.

                             MTS SYSTEMS CORPORATION

                               REPORT ON FORM 10-Q
                FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2003

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited)

            Consolidated Balance Sheets
            As of June 28, 2003 and September 28, 2002                    2

            Consolidated Statements of Income
            For the Three and Nine Months Ended
            June 28, 2003 and June 30, 2002                               3

            Consolidated Statements of Cash Flows
            For the Nine Months Ended June 28, 2003 and June 30, 2002     4

            Condensed Notes to Consolidated Financial Statements        5 - 10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10 - 17

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                  17

   Item 4. Controls and Procedures                                       17

PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                               19

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MTS SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                (unaudited - in thousands, except per share data)

                                                                    June 28,   September 28,
                                                                      2003         2002
                                                                   ---------    ---------
ASSETS

  Current Assets:
    Cash and cash equivalents                                      $  99,034    $  62,456
    Short-term investments                                            46,696       35,094
    Accounts receivable, net of allowances for doubtful accounts      50,613       59,943
    Unbilled contracts and retainage receivable                       27,215       32,276
    Inventories                                                       31,503       34,773
    Prepaid expense                                                    4,658        5,380
    Current deferred tax asset                                         8,739        8,739
    Other current assets                                                 940           19
    Assets of discontinued operations                                     --       15,311
                                                                   ---------    ---------
        Total current assets                                         269,398      253,991
                                                                   ---------    ---------

  Property and Equipment:
    Land                                                               3,247        3,247
    Buildings and improvements                                        47,276       44,723
    Machinery and equipment                                           84,219       79,679
    Accumulated depreciation                                         (77,773)     (70,765)
                                                                   ---------    ---------
        Total property and equipment, net                             56,969       56,884
                                                                   ---------    ---------

    Goodwill                                                           4,388        4,268
    Other assets                                                       2,477        3,363
    Non-current deferred tax asset                                     1,593        1,593
                                                                   ---------    ---------
    Total Assets                                                   $ 334,825    $ 320,099
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

  Current Liabilities:
    Notes payable                                                  $     400    $     598
    Current maturities of long-term debt                               6,831        8,605
    Accounts payable                                                  13,562       13,137
    Accrued payroll-related costs                                     31,365       26,112
    Advance payments from customers                                   43,962       37,209
    Accrued warranty costs                                             5,036        4,482
    Accrued income taxes                                               5,807       11,120
    Other accrued liabilities                                         10,299        9,917
    Liabilities of discontinued operations                                --        1,795
                                                                   ---------    ---------
        Total current liabilities                                    117,262      112,975
                                                                   ---------    ---------

    Deferred income taxes                                              1,881        1,519
    Long-term debt, less current maturities                           36,044       42,790
    Other long-term liabilities                                          926          550
                                                                   ---------    ---------
        Total Liabilities                                            156,113      157,834
                                                                   ---------    ---------

  Shareholders' Investment:
    Common stock, $.25 par; 64,000 shares authorized:
     21,172 and 21,208 shares issued and outstanding                   5,293        5,302
    Additional paid-in capital                                         8,589        9,770
    Retained earnings                                                158,245      146,857
    Accumulated other comprehensive income                             6,585          336
                                                                   ---------    ---------
        Total shareholders' investment                               178,712      162,265

                                                                   ---------    ---------
    Total Liabilities and Shareholders' Investment                 $ 334,825    $ 320,099
                                                                   =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             MTS SYSTEMS CORPORATION
                        Consolidated Statements of Income
                (unaudited - in thousands, except per share data)

                                                                      Three Months Ended         Nine Months Ended
                                                                     ----------------------    ----------------------
                                                                      June 28,     June 30,     June 28,     June 30,
                                                                        2003         2002         2003         2002
                                                                     ---------    ---------    ---------    ---------
Revenue                                                              $  79,312    $  79,695    $ 256,987    $ 243,958
Cost of sales                                                           48,573       48,872      161,622      150,069
                                                                     ---------    ---------    ---------    ---------
    Gross profit                                                        30,739       30,823       95,365       93,889
                                                                     ---------    ---------    ---------    ---------

Operating expenses:
    Selling                                                             12,951       12,611       39,303       38,779
    General and administrative                                           6,637        7,988       20,078       19,895
    Research and development                                             3,986        3,540       11,609       12,113
                                                                     ---------    ---------    ---------    ---------
        Total operating expenses                                        23,574       24,139       70,990       70,787

                                                                     ---------    ---------    ---------    ---------
    Income from operations                                               7,165        6,684       24,375       23,102
                                                                     ---------    ---------    ---------    ---------

    Interest expense                                                       811          969        2,804        3,071
    Interest income                                                       (660)        (224)      (1,764)        (529)
    Gain on sale of investments                                             --           --           --       (2,630)
    Other expense (income), net                                            917          898         (795)        (800)
                                                                     ---------    ---------    ---------    ---------

    Income before income taxes, discontinued operations,
        and cumulative effect of accounting change                       6,097        5,041       24,130       23,990
    Provision for income tax                                             2,012        1,577        7,963        7,869
                                                                     ---------    ---------    ---------    ---------
    Income before discontinued operations and
        cumulative effect of accounting change                           4,085        3,464       16,167       16,121
                                                                     ---------    ---------    ---------    ---------

Discontinued operations:
    Income (loss) from discontinued operations, net of tax                 419         (205)         199       (3,986)
    Gain (loss) on sale of discontinued businesses, net of tax           1,225           --       (1,177)          --
    Cumulative effect of accounting change, net of tax                      --           --           --       (9,198)
                                                                     ---------    ---------    ---------    ---------
        Income (loss) from discontinued operations, net of tax           1,644         (205)        (978)     (13,184)
                                                                     ---------    ---------    ---------    ---------

Income before cumulative effect of accounting change
    on continuing operations                                             5,729        3,259       15,189        2,937
Cumulative effect of accounting change on continuing
    operations, net of tax                                                  --           --           --       (4,523)
                                                                     ---------    ---------    ---------    ---------
    Net income (loss)                                                $   5,729    $   3,259    $  15,189    $  (1,586)
                                                                     =========    =========    =========    =========
Earnings (loss) per share:
  Basic-
    Income before discontinued operations and cumulative
    effect of accounting change                                      $    0.19    $    0.16    $    0.77    $    0.76
    Discontinued operations:
      Income (loss) from discontinued operations, net of tax              0.02        (0.01)        0.01        (0.19)
      Gain (loss) on sale of discontinued businesses, net of tax          0.06         0.00        (0.06)        0.00
      Cumulative effect of accounting change, net of tax                  0.00         0.00         0.00        (0.44)
                                                                     ---------    ---------    ---------    ---------
    Income (loss) from discontinued operations, net of tax                0.08        (0.01)       (0.05)       (0.63)
                                                                     ---------    ---------    ---------    ---------
    Income before cumulative effect of accounting change
       on continuing operations                                           0.27         0.15         0.72         0.13
    Cumulative effect of accounting change, net of tax                    0.00         0.00         0.00        (0.21)
                                                                     ---------    ---------    ---------    ---------
    Earnings (loss) per share                                        $    0.27    $    0.15    $    0.72    $   (0.08)
                                                                     =========    =========    =========    =========
    Weighted average number of common shares outstanding - basic        21,049       21,123       21,098       21,069
                                                                     =========    =========    =========    =========

Diluted-
    Income before discontinued operations and cumulative
       effect of accounting change                                   $    0.19    $    0.16    $    0.76    $    0.75
    Discontinued operations:
      Income (loss) from discontinued operations, net of tax              0.02        (0.01)        0.01        (0.18)
      Gain (loss) on sale of discontinued businesses, net of tax          0.06         0.00        (0.06)        0.00
      Cumulative effect of accounting change, net of taxes                0.00         0.00         0.00        (0.43)
                                                                     ---------    ---------    ---------    ---------
        Income (loss) from discontinued operations, net of tax            0.08        (0.01)       (0.05)       (0.61)
                                                                     ---------    ---------    ---------    ---------
    Income before cumulative effect of accounting change
       on continuing operations                                           0.27         0.15         0.71         0.14
    Cumulative effect of accounting change, net of tax                    0.00         0.00         0.00        (0.21)
                                                                     ---------    ---------    ---------    ---------
    Earnings (loss) per share                                        $    0.27    $    0.15    $    0.71    $   (0.07)
                                                                     =========    =========    =========    =========
    Weighted average number of common shares outstanding - diluted      21,433       21,411       21,397       21,381
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

                             MTS SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                      (unaudited - in thousands of dollars)

                                                                                           Nine Months Ended
                                                                                          --------------------
                                                                                          June 28,    June 30,
                                                                                            2003        2002
                                                                                          --------    --------
Cash flows from operating activities:
  Net income (loss)                                                                       $ 15,189    $ (1,586)
  Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
    Non-cash cumulative effect of accounting change on continuing operations                    --       4,523
    Non-cash cumulative effect of accounting change on discontinued operations                  --       9,198
    (Income) loss from discontinued operations                                                (199)      3,986
    Loss on sale of discontinued businesses                                                  1,177          --
    Gain on sale of investment                                                                  --      (2,630)
    Depreciation and amortization                                                            7,104       7,721
    Deferred income taxes                                                                       69         (73)
    Bad debt provision                                                                         225         430
    Inventory provision                                                                      1,629       3,771

Changes in operating assets and liabilities, net of effects of businesses divested:
  Accounts, unbilled contracts and retainage receivables                                    18,750      31,836
  Inventories                                                                                4,964      11,821
  Prepaid expenses                                                                             769         414
  Other assets                                                                                (947)       (963)
  Accounts payable                                                                              43        (391)
  Accrued compensation and benefits                                                          5,261      (4,461)
  Advance billings to customers                                                              4,448       7,196
  Accrued warranty costs                                                                       350         271
  Other liabilities                                                                         (6,458)     (2,095)
                                                                                          --------    --------
      Net cash provided by continuing operating activities                                  52,374      68,968
                                                                                          --------    --------

Cash flows from investing activities:
  Additions to property and equipment                                                       (4,931)     (2,066)
  Proceeds from maturity of short-term investments                                          42,594          --
  Proceeds from sale of short-term investments                                                  --       4,920
  Purchases of short-term investments                                                      (54,196)         --
  Net proceeds from sale of businesses                                                      12,356          --
                                                                                          --------    --------
    Net cash (used in) provided by investing activities                                     (4,177)      2,854
                                                                                          --------    --------

Cash flows from financing activities:
  Net repayments under notes payable to banks                                                 (230)         --
  Payments of long-term debt                                                                (9,557)     (1,326)
  Cash dividends                                                                            (3,806)     (3,794)
  Proceeds from exercise of stock options                                                    4,698       1,445
  Payments to purchase and retire common stock                                              (5,888)       (836)
                                                                                          --------    --------
    Net cash used in financing activities                                                  (14,783)     (4,511)
                                                                                          --------    --------

    Net cash provided by discontinued operations                                               182       4,248

Effect of exchange rate on changes in cash                                                   2,982         311
                                                                                          --------    --------
    Net increase in cash and cash equivalents                                               36,578      71,870

  Cash and cash equivalent, at beginning of period                                          62,456      17,336
                                                                                          --------    --------
  Cash and cash equivalent, at end of period                                              $ 99,034    $ 89,206
                                                                                          ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest expense                                                                    $  1,959    $  3,117
      Income taxes                                                                        $ 12,468    $  4,230


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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the SEC. Interim results of operations for the nine-month period ended June 28, 2003 may not necessarily be indicative of the results to be expected for the full year.

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

Inventories
-----------

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories as of June 28, 2003 and September 28, 2002, respectively, were as follows:

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                              June 28, 2003   September 28, 2002
                              -------------   ------------------
                                (in thousands of dollars)

Customer projects in various
stages of completion           $      7,512      $      8,679

Components,
assemblies and parts                 23,991            26,094
                               ------------      ------------
Total                          $     31,503      $     34,773
                               ============      ============




Short-Term Investments
----------------------

Short-term investments at June 28, 2003 consist of highly liquid United States government and Agency obligations, bank certificates of deposit, and highly rated corporate obligations maturing in four to twelve months from the date of purchase, with balances of $21.7 million, $3.0 million, and $22.0 million, respectively. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which approximates market value. There were no substantive unrealized gains or losses from the investment in held-to-maturity securities at June 28, 2003. All investments in equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported as a component of other comprehensive income. At June 28, 2003 the Company had no investments in equity securities.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company is required to adopt EITF 00-21 on transactions occurring after June 2003 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has concluded there will be no material impact of its adoption.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any activities that are subject to the requirements of SFAS No. 150.

3. DISCONTINUED OPERATIONS
--------------------------

During the second quarter of fiscal year 2003, the Company's board of directors approved the sale of the Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets associated with the Automation division's gradient amplifier product line to Performance Controls, Inc., an affiliate of Hitachi Medical Corporation, with certain of the intellectual property assets being sold to Hitachi Medical Corporation. On April 11, 2003, the Company sold all the remaining net assets of the North American Automation division, based in New Ulm, Minnesota, to Parker Hannifin Corporation ("Parker-Hannifin"). On April 30, 2003, the Company also sold to Parker-Hannifin 100% of its stock in the Automation division's German operations, which completed the sale of the Company's entire Automation division and its exit from the motor and amplifier business. In March 2003, the Company discontinued the custom military business of its Automation division.

As a result of the Company's second quarter decision to sell the Automation division, the characterization of the related assets changed from "held-for-use" to "held-for-sale" at March 29, 2003. In accordance with the requirements of SFAS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company was required to perform a valuation of the held-for-sale assets to determine whether these assets were impaired at March 29, 2003. Per SFAS 144, the anticipated selling prices of the various asset groups comprising the Automation business were used as the basis for the valuation. As a result of this valuation, the Company recorded an impairment charge on discontinued operations in the second quarter of fiscal year 2003 of $2.4 million, net of taxes. After the final sale transactions were completed, the Company recorded a gain on the sale of the Automation division of $1.2 million, net of taxes, for third quarter of fiscal 2003.

The Automation division was historically included in the Company's Industrial segment (formerly named "Factory Automation") for financial reporting. Per SFAS 144, the Company reported the results of the operations of the Automation division as discontinued operations effective March 29, 2003.

Following are the operating results of the discontinued operations included in the Company's results for the respective periods:

                                                                     Three Months Ended               Nine Months Ended
                                                              June 28, 2003    June 30, 2002    June 28, 2003   June 30, 2002
                                                              ---------------  --------------- ---------------- ---------------
                                                                 (in thousands of dollars)        (in thousands of dollars)
 Revenue                                                             $ 1,581          $ 7,010         $ 15,756        $ 21,986
 Income (loss) on discontinued operations before taxes,
    gain (loss) on sale, and cumulative effect of
    accounting change                                                $   697          $  (349)        $    353        $ (6,518)


4. EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to reflect the potentially dilutive effect of common shares issued in connection with outstanding stock options. A reconciliation of these amounts is as follows:

                                                         Three Months Ended        Nine Months Ended
                                                        June 28,     June 30,     June 28,    June 30,
                                                          2003         2002        2003         2002
                                                       ----------   ----------   ----------   ----------
                                                              (in thousands, except per share data)
Income before cumulative effect of accounting
    change on continuing operations                    $    5,729   $    3,259   $   15,189   $    2,937
Cumulative effect of accounting change on continuing
    operations, net of tax                                     --           --           --       (4,523)
                                                       ----------   ----------   ----------   ----------
      Net income (loss)                                $    5,729   $    3,259   $   15,189   $   (1,586)
                                                       ==========   ==========   ==========   ==========

Weighted average common shares outstanding                 21,049       21,123       21,098       21,069

Diluted potential common shares                               384          288          299          312

                                                       ----------   ----------   ----------   ----------
Total diluted common shares                                21,433       21,411       21,397       21,381
                                                       ==========   ==========   ==========   ==========

Basic earnings (loss) per share                        $     0.27   $     0.15   $     0.72   $    (0.08)
                                                       ==========   ==========   ==========   ==========

Diluted earnings (loss) per share                      $     0.27   $     0.15   $     0.71   $    (0.07)
                                                       ==========   ==========   ==========   ==========

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5. COMPREHENSIVE INCOME
-----------------------

Comprehensive income represents net earnings adjusted for foreign currency translation adjustments, the unrealized gain or loss on available-for-sale investments, and the net effect of accumulated hedging activity.

                                                        Three Months Ended             Nine Months Ended
                                                   June 28, 2003  June 30, 2002   June 28, 2003   June 30, 2002
                                                     ----------     ----------      ----------      ----------
                                                  (in thousands of dollars)   (in thousands of dollars)
Net income (loss)                                    $    5,729     $    3,259      $   15,189      $   (1,586)
Change in cumulative translation adjustment               4,137          4,423           6,768           1,988
Unrealized gain (loss) on derivative instruments            100            (15)           (519)           (376)
Unrealized gain on investments                               --             --              --             146
                                                     ----------     ----------      ----------      ----------
Comprehensive income                                 $    9,966     $    7,667      $   21,438      $      172
                                                     ==========     ==========      ==========      ==========


6. BUSINESS SEGMENT INFORMATION
-------------------------------

The Company's Chief Executive Officer and its management regularly reviews the available financial information for the Company's discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments called Test (formerly "MT&S") and Industrial (formerly "Factory Automation"). The Test segment manufactures test equipment used in both mechanical and virtual simulation and testing in ground vehicles, aerospace, and infrastructure markets. The Industrial segment manufactures component parts for end products in industrial markets.

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

Financial information by reportable segment is as follows:

                                        Three Months Ended        Nine Months Ended
                                       June 28,     June 30,     June 28,     June 30,
                                          2003        2002         2003         2002
                                       --------     --------     --------     --------
                                                 (in thousands of dollars)
REVENUE BY SEGMENT:
  Test                                 $ 66,675     $ 69,343     $221,431     $214,322
  Industrial                             12,637       10,352       35,556       29,636
                                       --------     --------     --------     --------
     Total revenue                     $ 79,312     $ 79,695     $256,987     $243,958
                                       ========     ========     ========     ========

INCOME FROM OPERATIONS BY SEGMENT:
  Test                                 $  6,051     $  6,070     $ 21,761     $ 21,560
  Industrial                              1,114          614        2,614        1,542
                                       --------     --------     --------     --------
      Total income from operations     $  7,165     $  6,684     $ 24,375     $ 23,102
                                       ========     ========     ========     ========


7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------

The Company utilizes forward exchange contracts to protect the U.S. dollar value of estimated foreign currency denominated cash flows (primarily the Euro, British Pound, Swedish Krona, and the Japanese Yen). These contracts are recognized on the balance sheet at fair value, which reflects the estimated amount at which they could be settled based on forward market exchange rates. These contracts generally mature within one year.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy. The Company formally assesses, both at the contract's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. On the date the forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of contracts that are highly effective and qualify as foreign currency cash flow hedges under the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities," are recorded in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. When it is determined that a derivative is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Hedge accounting is discontinued prospectively when the derivative is (1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; or (3) de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

The Company also uses forward exchange contracts to hedge specific foreign exchange currency denominated assets or liabilities on the balance sheet. These are recorded at their fair value with the related gains and losses included in "Other (income) expense, net" on the income statement. Results of these contracts offset in full or in part the gains and losses stemming from the normal mark-to-market of the underlying balance sheet exposures. The Company does not use derivative financial instruments for speculative or trading purposes.

At June 28, 2003 and June 30, 2002, the Company had outstanding foreign currency forward contracts with U.S. dollar notional equivalent amounts of $24.5 million and $25.0 million, respectively. At June 28, 2003 and June 30, 2002, the fair value of the foreign currency forward contracts was ($0.5) million and $0.8 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was negligible for the three-month periods ended June 28, 2003 and June 30, 2002. At June 28, 2003, approximately ($0.6) million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. At June 30, 2002, approximately $0.3 million was projected to be reclassified from other comprehensive income into earnings in the next 12 months. The maximum maturity of any derivative was 0.9 years at June 28, 2003 and 1.6 years at June 30, 2002.

8. DEFERRED TAX ASSET
---------------------

At June 28, 2003, the Company had an aggregate deferred tax asset of $10.3 million in connection with accrued compensation and benefits, inventory reserves, and allowances for doubtful accounts and other assets.

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

9. WARRANTY GUARANTEES
----------------------

Sales of the Company's products and systems are subject to limited warranty guarantees. For sales that include installation services, system guarantees typically extend for a period of twelve months from the date of either shipment or system acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended June 28, 2003 and June 30, 2002 were as follows:

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                            Three Months Ended               Nine Months Ended
                         June 28,         June 30,       June 28,        June 30,
                           2003             2002           2003            2002
                        ----------      ----------      ----------      ----------
                                        (in thousands of dollars)
Beginning Balance       $    5,035      $    4,559      $    4,482      $    4,324
Warranty Provisions          1,386             926           4,396           3,404
Warranty Claims             (1,572)           (948)         (4,167)         (3,182)
Translation                    187             107             325              98
                        ----------      ----------      ----------      ----------
Ending Balance          $    5,036      $    4,644      $    5,036      $    4,644
                        ==========      ==========      ==========      ==========


10. STOCK OPTIONS
-----------------

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation expense has therefore been recognized in the financial statements for stock options granted to employees under the Company's stock option plans as the exercise price of all options granted is at least equal to the fair value of the underlying common stock at the dates of grant. Alternatively, if compensation expense for employee options granted under the plans had been determined based on the fair value at the grant dates for the awards under these plans, consistent with the methods provided in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                Three Months Ended             Nine Months Ended
                                             June 28,        June 30,        June 28,        June 30,
                                               2003            2002            2003            2002
                                            ----------      ----------      ----------      ----------
                                                            (in thousands of dollars)
Net income (loss) as reported               $    5,729      $    3,259      $   15,189      $   (1,586)
Less employee stock-based
   compensation                                   (690)           (502)         (1,877)         (1,734)
                                            ----------      ----------      ----------      ----------
Pro forma net income (loss)                 $    5,039      $    2,757      $   13,312      $   (3,320)
                                            ==========      ==========      ==========      ==========

 Earnings (loss) per share - Basic:
    As reported                             $     0.27      $     0.15      $     0.72      $    (0.08)
    Less employee stock-based
       compensation                              (0.03)          (0.02)          (0.09)          (0.08)
                                            ----------      ----------      ----------      ----------
    Pro forma earnings (loss) per share     $     0.24      $     0.13      $     0.63      $    (0.16)
                                            ----------      ----------      ----------      ----------

 Earnings (loss) per share - Diluted:
    As reported                             $     0.27      $     0.15      $     0.71      $    (0.07)
    Less employee stock-based
       compensation                              (0.03)          (0.02)          (0.09)          (0.09)
                                            ----------      ----------      ----------      ----------
    Pro forma earnings (loss) per share     $     0.24      $     0.13      $     0.62      $    (0.16)
                                            ==========      ==========      ==========      ==========

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

Short-term investments. Short-term investments at June 28, 2003 consist of highly liquid United States government and Agency obligations, bank certificates of deposit, and highly rated corporate obligations maturing in four to twelve months from the date of purchase, with balances of $21.7 million, $3.0 million, and $22.0 million, respectively. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost, which approximates market value. There were no substantive unrealized gains or losses from the investment in held-to-maturity securities at June 28, 2003. All investments in equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported as a component of other comprehensive income. At June 28, 2003 the Company had no investments in equity securities.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company is required to adopt EITF 00-21 on transactions occurring after June 2003 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has concluded there will be no material impact of its adoption.

In May 2003, the FASB issued No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any activities that are subject to the requirements of SFAS No. 150.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

NEW CUSTOMER ORDERS AND BACKLOG
-------------------------------

THREE MONTHS ENDED JUNE 28, 2003 ("THIRD QUARTER OF FISCAL 2003") COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 ("THIRD QUARTER OF FISCAL 2002")

New orders from customers during Third Quarter of Fiscal 2003 aggregated $97.8 million, an increase of 4.9% compared to customer orders of $93.2 million booked during Third Quarter of Fiscal 2002.

Orders for the Test segment (formerly named "Mechanical Testing and Simulation") rose 3.5% to $85.7 million, compared to customer orders of $82.8 million for Third Quarter of Fiscal 2002, primarily due to strength in the international motorsports and aerospace markets. The automotive and infrastructure markets continue to experience weak demand. The Test segment accounted for 87.6% of total Company orders for Third Quarter of Fiscal 2003, compared to 88.8% for the Third Quarter of Fiscal 2002.

Orders for the Industrial segment (formerly named "Factory Automation") increased 16.3% to $12.1 million for Third Quarter of Fiscal 2003, from $10.4 million for Third Quarter of Fiscal 2002. Orders for the Sensors business increased in both North America and Europe due to customer inventory replenishment and sales into new markets. The Industrial segment accounted for 12.4% of total Company orders during Third Quarter of Fiscal 2003, compared to 11.2% in Third Quarter of Fiscal 2002.

NINE MONTHS ENDED JUNE 28, 2003 ("FIRST NINE MONTHS OF FISCAL 2003") COMPARED TO NINE MONTHS ENDED JUNE 30, 2002 ("FIRST NINE MONTHS OF FISCAL 2002")

New orders for the First Nine Months of Fiscal 2003 aggregated $252.1 million, a decrease of 5.5% compared to orders of $266.7 million for the First Nine Months of Fiscal 2002.

Orders for the Test segment of $216.7 million in the First Nine Months of Fiscal 2003 decreased 8.5% compared to $236.9 million in the First Nine Months of Fiscal 2002. The decrease was primarily due to the impact of a $13 million aerospace order booked in the First Nine Months of Fiscal 2002. This segment accounted for 86.0% of total new orders in the First Nine Months of Fiscal 2003, compared to 88.8% for the First Nine Months of Fiscal 2002.

Orders for the Industrial segment of $35.4 million in the First Nine Months of Fiscal 2003 increased 18.8% from orders of $29.8 million booked in the First Nine Months of Fiscal 2002. This increase was largely due to a $1.5 million U.S. government contract awarded to the AeroMet business and strong demand in Europe and Japan related to the Sensors business. The Industrial segment accounted for 14.0% of total orders during the First Nine Months of 2003 compared to 11.2% during the First Nine Months of Fiscal 2002.

Backlog of undelivered orders at June 28, 2003 was $169.1 million, relatively flat from backlog of $170.0 million at September 28, 2002 and an increase of 1.7% from backlog of $166.3 million at June 30, 2002. The Company's backlog is subject to order cancellations.

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER OF FISCAL 2003 COMPARED TO THIRD QUARTER OF FISCAL 2002

REVENUE for Third Quarter of Fiscal 2003 was $79.3 million, relatively flat compared to revenue of $79.7 million for the Third Quarter of Fiscal 2002. Revenue from international customers for Third Quarter of Fiscal 2003 represented 56.2% of total revenues, compared to 43.6% for Third Quarter of Fiscal 2002. Growth in the European market of 43.4% was offset by a decline in North America of 22.4%. Revenue in the current period was favorably impacted by the effect of exchange rate changes.

GROSS PROFIT for Third Quarter of Fiscal 2003 was $30.7 million, flat compared to gross profit of $30.8 million for Third Quarter of Fiscal 2002. Gross profit as a percentage of revenue was 38.7% for Third Quarter of Fiscal 2003, relatively flat from 38.6% reported for Third Quarter of Fiscal 2002. Gross profit as a percentage of revenue for the Test segment was 36.6% for Third Quarter of Fiscal 2003, down 0.5 percentage points compared to Third Quarter of Fiscal 2002, due

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS (CONTINUED)
---------------------

to product mix. Gross profit as a percentage of revenue for the Industrial segment was 50.1% for Third Quarter of Fiscal 2003, unchanged from the Third Quarter of Fiscal 2002.

SELLING EXPENSES were $13.0 million for Third Quarter of Fiscal 2003, an increase of 3.2% from $12.6 million for Third Quarter of Fiscal 2002, primarily due to the launch of a new product line. Selling expense as a percentage of revenue increased slightly from 15.8% for the Third Quarter of Fiscal 2002 to 16.4% for Third Quarter of Fiscal 2003.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $6.6 million for Third Quarter of Fiscal 2003, a decrease of 17.5% compared to $8.0 million for Third Quarter of Fiscal 2002. General and administrative expenses as a percentage of revenue decreased by 1.7 percentage points from 10.0% for Third Quarter of Fiscal 2002 to 8.3% for Third Quarter of Fiscal 2003. The decrease is largely due to non-recurring consulting and legal expenses of $0.4 million and $0.4 million, respectively, recorded in the Third Quarter of Fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES totaled $4.0 million for the Third Quarter of 2003, an increase of 14.3% compared to $3.5 million for the Third Quarter of Fiscal 2002. Research and development expenses as a percentage of revenue were 5.0% for Third Quarter of Fiscal 2003 compared to 4.4% for Third Quarter of Fiscal 2002. The increase was primarily due to expense associated with a new product line and expenditures for a new testing system.

INCOME FROM OPERATIONS increased 7.5%, from $6.7 million in Third Quarter of Fiscal 2002 to $7.2 million in Third Quarter of Fiscal 2003. Income from operations in the Test segment remained flat at approximately $6.1 million. Industrial segment income from operations increased 83.3% from $0.6 million to $1.1 million, driven by improved volume in the Industrial segment.

INTEREST EXPENSE decreased to $0.8 million for Third Quarter of Fiscal 2003 compared to $1.0 million for Third Quarter of Fiscal 2002. This decrease was the result of a reduction in long-term debt. Interest expense as a percentage of revenue decreased to 1.0% for Third Quarter of Fiscal 2003, compared to 1.3% for Third Quarter of Fiscal 2002.

INTEREST INCOME increased to $0.7 million for Third Quarter of Fiscal 2003 compared to $0.2 million for Third Quarter of Fiscal 2002, primarily due to an increase in the Company's holdings of short-term investments.

OTHER INCOME AND EXPENSE for Third Quarter of Fiscal 2003 was $0.9 million, flat compared to Third Quarter of Fiscal 2002.

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE increased to $4.1 million for Third Quarter of Fiscal 2003 compared to $3.5 million for Third Quarter of Fiscal 2002, primarily driven by reduced general and administrative expenses and increased interest income. Income before discontinued operations as a percentage of revenue increased to 5.2% for Third Quarter of Fiscal 2003, compared to 4.4% for Third Quarter of Fiscal 2002. The effective tax rate for Third Quarter of Fiscal 2003 was 33.0% compared with a tax rate of 31.3% for Third Quarter of Fiscal 2002. The increase in the overall effective tax rate was primarily the result of an increase in the proportion of foreign income to domestic income, resulting in the offset of lower federal and state rates in the U.S. with higher foreign tax rates.

FIRST NINE MONTHS OF FISCAL 2003 COMPARED TO FIRST NINE MONTHS OF FISCAL 2002

REVENUE for the First Nine Months of Fiscal 2003 was $257.0 million, an increase of $13.0 million, or 5.3%, compared to $244.0 million in the First Nine Months of Fiscal 2002. The increase was primarily due to a higher backlog position at the beginning of fiscal year 2003 than at the beginning of fiscal year 2002 as well as current year replenishment of customer inventory levels. Revenue for the First Nine Months of Fiscal 2003 was favorably impacted by the effect of exchange rate changes. Revenue generated by the Test segment was $221.4 million during the First Nine Months of Fiscal 2003, an increase of $7.1 million compared to the First Nine Months of Fiscal 2002. Industrial segment revenue increased to $35.6 million for the First Nine Months of Fiscal 2003, compared to $29.6 million for the First Nine Months of Fiscal 2002.

GROSS PROFIT for the First Nine Months of Fiscal 2003 increased to $95.4 million, up 1.6% compared to gross profit of $93.9 million for the First Nine Months of Fiscal 2002. The increase in gross profit was primarily due to higher revenue

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS (CONTINUED)
---------------------

volume. Gross profit as a percentage of revenue was 37.1% for the First Nine Months of Fiscal 2003 compared to 38.5% for the First Nine Months of Fiscal 2002. The decrease is primarily the result of favorable product mix in the prior year.

SELLING EXPENSES increased 1.3% to $39.3 million for the First Nine Months of Fiscal 2003 compared to $38.8 million for the First Nine Months of Fiscal 2002, principally related to higher revenue volume. Selling expense as a percentage of revenue decreased to 15.3% for the First Nine Months of Fiscal 2003 compared to 15.9% for the First Nine Months of Fiscal 2002, primarily due to cost reduction initiatives that were implemented throughout fiscal year 2002.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $20.1 million for the First Nine Months of Fiscal 2003, an increase of 1.0% compared to $19.9 million for the First Nine Months of Fiscal 2002. General and administrative expenses as a percentage of revenue declined to 7.8% for the First Nine Months of Fiscal 2003 from 8.2% for the First Nine Months of Fiscal 2002. The decrease is largely due to non-recurring consulting and legal expenses of $0.7 million and $0.4 million, respectively, recorded in the First Nine Months of Fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES decreased 4.1% to $11.6 million for the First Nine Months of Fiscal 2003 compared to $12.1 million for the First Nine Months of Fiscal 2002. Research and development expense as a percentage of revenue declined to 4.5% for the First Nine Months of Fiscal 2003 compared to 5.0% for the First Nine Months of Fiscal 2002, primarily due to product rationalization efforts implemented by the Company during the First Nine Months of Fiscal 2003, partially offset by expense associated with a new product line.

INCOME FROM OPERATIONS increased by 5.6%, from $23.1 million for the First Nine Months of Fiscal 2002 to $24.4 million for the First Nine Months of Fiscal 2003. Income from operations increased slightly in the Test segment, from $21.6 million for the First Nine Months of Fiscal 2002 to $21.8 million for the First Nine Months of Fiscal 2003. Income from operations in the Industrial segment increased $1.1 million, from $1.5 million for the First Nine Months of Fiscal 2002 to $2.6 million for the First Nine Months of Fiscal 2003.

INTEREST EXPENSE declined to $2.8 million for the First Nine Months of Fiscal 2003 compared to $3.1 million for the First Nine Months of Fiscal 2002. Interest expense as a percentage of revenue decreased by 0.2 percentage points, from 1.3% for the First Nine Months of Fiscal 2002 to 1.1% for the First Nine Months of Fiscal 2003. This decrease is primarily the result of a reduction in long-term debt.

INTEREST INCOME increased $1.3 million, from $0.5 million for the First Nine Months of Fiscal 2002 to $1.8 million for the First Nine Months of Fiscal 2003, primarily due to an increase in short-term investments. Interest income as a percentage of revenue increased from 0.2% to 0.7%.

GAIN ON SALE OF INVESTMENTS during the First Nine Months of Fiscal 2002 resulted from the Company's sale of an equity investment in Mechanical Dynamics Inc. The Company sold securities and recorded proceeds from the sale of $4.9 million, which produced a gain on sale of $2.6 million. The investment sold represented the entire amount of the Company's equity investment holdings.

OTHER INCOME AND EXPENSE was $0.8 million for the First Nine Months of Fiscal 2003, flat with other income of $0.8 million for the First Nine Months of Fiscal 2002. Other income for the First Nine Months of Fiscal 2003 primarily reflects a one-time gain of $1.3 million from proceeds from penalties associated with a cancelled customer contract, partially offset by $0.8 million of losses on foreign currency transactions. Other income for the First Nine Months of Fiscal 2002 consisted primarily of a gain on foreign currency transactions of $0.9 million.

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE was $16.2 million for the First Nine Months of Fiscal 2003 flat compared to $16.1 million for the First Nine Months of Fiscal 2002. The effective tax rate for the First Nine Months of Fiscal 2003 was 33.0%, compared to 32.8% for the First Nine Months of Fiscal 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES for the First Nine Months of Fiscal 2002 reflects a non-cash transition charge to income related to the adoption of SFAS 142, "Goodwill and Other Intangible Assets."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF DISCONTINUED OPERATIONS

During the second quarter of fiscal year 2003, the Company decided to sell its Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets associated with the Automation division's gradient amplifier product line to Performance Controls, Inc., an affiliate of Hitachi Medical Corporation, with certain of the intellectual property assets being sold to Hitachi Medical Corporation. On April 11, 2003, the Company sold all the remaining net assets of the North American Automation division, based in New Ulm, Minnesota, to Parker Hannifin Corporation ("Parker-Hannifin"). On April 30, 2003, the Company also sold to Parker-Hannifin 100% of its stock in the Automation division's German operations, which completed the sale of the Company's entire Automation division and marked the Company's exit from the motor and amplifier business. In March 2003, the Company discontinued the custom military business of its Automation division.

As a result of the Company's second quarter decision to sell the Automation division, the characterization of the related assets changed from "held-for-use" to "held-for-sale" at March 29, 2003. In accordance with the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company was required to perform a valuation of the held-for-sale assets to determine whether these assets were impaired at March 29, 2003. Per SFAS 144, the anticipated selling prices of the various asset groups comprising the Automation business were used as the basis for the valuation. As a result of this valuation, the Company recorded an impairment charge on discontinued operations in the second quarter of fiscal year 2003 of $2.4 million, net of taxes. After the final sale transactions were completed, the Company recorded a gain on the sale of the Automation division of $1.2 million, net of taxes, for third quarter of fiscal 2003.

The Automation division was historically included in the Company's Industrial segment (formerly named "Factory Automation") for financial reporting. Per SFAS 144, the Company reported the results of the operations of the Automation division as discontinued operations effective March 29, 2003.

The discontinued operations of the Automation division reported income from operations of $0.4 million, net of taxes, for the quarter ended June 28, 2003, compared to a loss of $0.2 million, net of taxes, for the same period in the prior year. This improvement is primarily the result of increased demand in the European market. Income, after tax, from the operation of discontinued operations for the nine months ended June 28, 2003 was $0.2 million, compared to a net loss of $4.0 million for the same period in the prior year. The decrease in net loss was primarily the result of obsolete and surplus inventory charges of approximately $2.7 million, net of taxes, recorded during the prior year period. Also during the prior year period the Company recorded a non-cash transition charge to income of $9.2 million, net of taxes, related to the adoption of SFAS 142, "Goodwill and Other Intangible Assets."

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES provided cash of $52.4 million during the First Nine Months of Fiscal 2003, compared to cash provided of $69.0 million during the First Nine Months of Fiscal 2002. The decrease in cash provided by continuing operating activities during the First Nine Months of Fiscal 2003 is primarily due to significant improvements in accounts receivable and inventory made in the First Nine Months of Fiscal 2002.

CASH FLOWS FROM INVESTING ACTIVITIES required the use of cash totaling $4.2 million during the First Nine Months of Fiscal 2003, compared with cash provided of $2.9 million for the First Nine Months of Fiscal 2002. Cash was used in the First Nine Months of Fiscal 2003 for the purchase of short-term investments of $54.2 million and additions to property, plant and equipment of $4.9 million, partially offset by proceeds from the sale of short-term investments of $42.6 million and net proceeds from the sale of discontinued operations of $12.4 million. For the First Nine Months of Fiscal 2002, cash was primarily provided by the $4.9 million gross proceeds from the sale of an equity investment.

CASH FLOWS FROM FINANCING ACTIVITIES required the use of cash totaling $14.8 million during the First Nine Months of Fiscal 2003, compared to usage of $4.5 million for the First Nine Months of Fiscal 2002. The increase in cash used for financing activities was principally due to a $9.6 million reduction of long-term debt and $5.9 million of payments to purchase or retire common stock in the First Nine Months of Fiscal 2003. The Company's Board of Directors has authorized The Company to repurchase 2.0 million shares of its common stock, of which The Company had repurchased 0.4 million shares as of June 28, 2003.

CASH FLOWS FROM DISCONTINUED OPERATIONS provided cash of $0.2 million during the First Nine Months of Fiscal 2003, compared to cash provided of $4.2 million for the First Nine Months of Fiscal 2002. The decrease in cash provided by

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)
-------------------------------

discontinued operations was primarily due to significant improvements in working capital made in the First Nine Months of Fiscal 2002.

Under the terms of its credit agreements, the Company has certain financial covenants. At June 28, 2003, the Company was in compliance with the terms and covenants of its credit agreements. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources will be adequate to finance ongoing operations, allow for investment in opportunities to internally grow its business and make selected strategic acquisitions.

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

     (ii) Possible significant volatility in both backlog and quarterly operating results may result from individual large, fixed price orders in connection with sales of Test systems.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2003, the Company had an investment portfolio that included some investments maturing in less than 90 days, accounted for as cash equivalents, and some investments maturing within 91 to 365 days, accounted for as short-term investments. The short-term investments of $46.7 million at June 28, 2003 consisted of fixed income securities subject to interest rate risk, which would decline in market value if market interest rates increase. However, because the Company has the ability and intent to hold these securities to maturity, the Company does not expect any change in market rates to have an adverse impact on income or cash flows.

The Company operates internationally and thus is subject to foreign currency rate changes. The Company enters into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Additional information is included in Note 7 in the Condensed Notes to Consolidated Financial Statements.

As of June 28, 2003, the Company's long-term debt consisted primarily of fixed interest rates ranging from 6.0% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

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

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

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

                3.b Restated Bylaws, reflecting amendments through November 26, 2002 (filed herewith).

               31.1      Certification of Chief Executive Officer Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 (18U.S.C.
                         1350) (filed herewith).

               31.2      Certification of Chief Financial Officer Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

               32.1      Certification of Chief Executive Officer Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

               32.2      Certification of Chief Financial Officer Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

         (b) Reports on Form 8-K:

                  On April 28, 2003, the Company filed a Current Report on Form 8-K under Item 5 to announce the sale of the U.S. and German operations of its Automation Division to Parker Hannifin Corporation and the sale of all of the assets of the gradient amplifier business of the Automation Division to Performance Controls, Inc., an affiliate of Hitachi Medical Corporation. On May 9, 2003, the Company filed a Current Report on Form 8-K under Item 2 to provide the pro forma financial statements of the disposed businesses.

                  On April 25, 2003, the Company filed a Current Report on Form 8-K to furnish to the SEC the Company's Second Quarter Fiscal 2003 earnings release under Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MTS SYSTEMS CORPORATION



Dated:  August 11, 2003          /s/ Sidney W. Emery, Jr.
                                 -----------------------------------------------
                                 Sidney W. Emery, Jr.
                                 Chairman, President and Chief Executive Officer




Dated:  August 11, 2003          /s/ Susan E. Knight
                                 -----------------------------------------------
                                 Susan E. Knight
                                 Vice President and Chief Financial Officer

                           EXHIBIT INDEX TO FORM 10-Q

      3.b    Restated Bylaws, reflecting amendments through November 26, 2002.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).