Form 10-Q
period 2003-12-27
MTS SYSTEMS CORP
filed 2004-02-05
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 27, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

_________________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14000 Technology Drive, Eden Prairie, MN 55344
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:   (952) 937-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X          Yes     X                          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

     X          Yes     X                          No

The number of shares outstanding of the Registrant’s common stock as of January 30, 2004 was 21,139,279 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 27, 2003

INDEX

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of
	December 27, 2003 and September 27, 2003	2
	Consolidated Statements of Income for the
	Three Months Ended December 27, 2003 and December 28, 2002	3
	Consolidated Statements of Cash Flows for the
	Three Months Ended December 27, 2003 and December 28, 2002	4
	Condensed Notes to Consolidated Financial Statements	5 - 10
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	15
Item 4.	Controls and Procedures	15
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited — in thousands, except per share data)

	December 27, 2003	September 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$106,754	$74,183
Short-term investments	35,700	58,560
Accounts receivable, net of allowances for doubtful accounts	68,303	59,637
Unbilled contracts and retainage receivable	24,790	21,939
Inventories	36,582	34,709
Prepaid expense	5,549	3,928
Current deferred tax asset	9,671	9,682
Other current assets	1,648	2,075
Assets held for sale	1,587	—

Total current assets	290,584	264,713

Property and Equipment:
Land	2,478	3,247
Buildings and improvements	46,965	47,031
Machinery and equipment	86,733	84,834
Accumulated depreciation	(81,358)	(78,908)

Total property and equipment, net	54,818	56,204

Goodwill	4,447	4,383
Other assets	2,462	2,562
Non-current deferred tax asset	2,525	2,516

Total Assets	$354,836	$330,378

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Notes payable	$89	$383
Current maturities of long-term debt	6,845	6,839
Accounts payable	10,999	10,483
Accrued payroll-related costs	22,202	24,742
Advance payments from customers	50,196	40,456
Accrued warranty costs	4,884	4,862
Accrued income taxes	8,306	5,571
Other accrued liabilities	17,078	15,838

Total current liabilities	120,599	109,174

Deferred income taxes	6,675	6,265
Long-term debt, less current maturities	30,431	30,487
Other long-term liabilities	9,301	8,346

Total Liabilities	167,006	154,272

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
20,884 and 20,720 shares issued and outstanding	5,221	5,180
Additional paid-in capital	3,360	1,534
Retained earnings	168,395	162,076
Accumulated other comprehensive income	10,854	7,316

Total shareholders’ investment	187,830	176,106

Total Liabilities and Shareholders’ Investment	$354,836	$330,378

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited — in thousands, except per share data)

	Three Months Ended
	December 27, 2003	December 28, 2002
Revenue	$84,631	$84,439
Cost of sales	49,942	53,133

Gross profit	34,689	31,306

Operating expenses:
Selling	13,549	12,862
General and administrative	6,375	5,824
Research and development	3,602	3,579

Total operating expenses	23,526	22,265

Income from operations	11,163	9,041

Interest expense	(703)	(1,044)
Interest income	418	487
Other income (expense), net	655	(17)

Income before income taxes and discontinued operations	11,533	8,467
Provision for income taxes	3,956	2,893

Income before discontinued operations	7,577	5,574
Discontinued operations:
Loss from discontinued operations, net of tax	—	(203)

Net income	$7,577	$5,371

Earnings per share:
Basic –
Income before discontinued operations	$0.37	$0.26
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.01)

Earnings per share	$0.37	$0.25

Weighted average number of common shares
outstanding – basic	20,759	21,132

Diluted –
Income before discontinued operations	$0.35	$0.26
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.01)

Earnings per share	$0.35	$0.25

Weighted average number of common shares
outstanding – diluted	21,483	21,355

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited — in thousands of dollars)

	Three Months Ended
	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net income	$7,577	$5,371
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss from discontinued operations	—	203
Depreciation and amortization	2,203	2,329
Deferred income taxes	(71)	(353)
Bad debt provision	52	72
Changes in operating assets and liabilities, net of effects
of businesses divested:
Accounts, unbilled contracts and retainage receivables	(8,329)	(2,922)
Inventories	(563)	1,426
Prepaid expenses	(1,433)	(959)
Other assets	547	(158)
Accounts payable	298	(2,340)
Accrued payroll-related costs	(3,436)	1,113
Advance payments from customers	7,896	(2,363)
Accrued warranty costs	(70)	529
Other current liabilities	4,756	378

Net cash provided by operating activities	9,427	2,326

Cash flows from investing activities:
Additions to property and equipment	(1,423)	(1,274)
Proceeds from maturity of short-term investments	24,115	—
Purchases of short-term investments	(1,269)	(7,300)

Net cash provided by (used in) investing activities	21,423	(8,574)

Cash flows from financing activities:
Net (repayments) borrowings under notes payable to banks	(305)	7
Payments of long-term debt	(65)	(2,656)
Proceeds from issuance of long-term debt	—	13
Cash dividends	(1,272)	(1,273)
Proceeds from exercise of stock options	3,113	43
Payments to purchase and retire common stock	(1,859)	(758)

Net cash used in financing activities	(388)	(4,624)

Net cash provided by discontinued operations	—	155
Effect of exchange rate on changes in cash	2,109	836

Net increase (decrease) in cash and cash equivalents	32,571	(9,881)
Cash and cash equivalents, at beginning of period	74,183	62,456

Cash and cash equivalents, at end of period	$106,754	$52,575

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest expense	$647	$892
Income taxes	$1,308	$4,198

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MTS SYSTEMS CORPORATION and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K filed with the SEC. Interim results of operations for the three-month period ended December 27, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s previously reported financial position, net income or cash flows.

Critical Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition. Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocol are considered to involve separable elements for revenue recognition purposes. Sufficient evidence of fair value of these elements exists to allow revenue recognition for these systems upon shipment, less the greater of the fair value associated with installation and training (if applicable) or the amount of revenue that is deemed contingent upon these elements, which is deferred until customer acceptance. In cases where special acceptance protocols exist, installation and training are not considered to be separable from the other elements of the arrangement. Accordingly, revenue for these systems is recognized upon the completion of installation and fulfillment of obligations specific to the terms of the arrangement.

Revenue on contracts requiring longer delivery periods, generally longer than six months (long-term contracts), is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract. In most cases, orders with complex installations and/or unusual acceptance protocols involve long-term contracts for custom systems that follow the percentage-of-completion method of revenue recognition through customer acceptance. However, when elements that would not separately fall within the scope of accounting literature prescribing percentage-of-completion accounting are included in an arrangement, the fair value of these elements is separated from the arrangement and accounted for as such services are provided.

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

Inventories.     Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories as of December 27, 2003 and September 27, 2003, respectively, were as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 27, 2003	September 27, 2003
	(in thousands of dollars)
Customer projects in various
stages of completion	$8,342	$12,260
Components,
assemblies and parts	28,240	22,449

Total	$36,582	$34,709

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees. For sales that include installation services, system guarantees typically extend for a period of twelve months from the date of either shipment or system acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended December 27, 2003 and December 28, 2002 were as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
	(in thousands of dollars)
Beginning balance	$4,862	$4,482
Warranty provisions	1,788	1,484
Warranty claims	(1,892)	(953)
Translation	126	58

Ending balance	$4,884	$5,071

Stock-Based Compensation

The Company has elected to continue to follow the guidance of Accounting Principles Board (“APB”) Opinion No. 25 and SFAS No. 123, “Accounting for Stock-Based Compensation,” for measurement and recognition of stock-based transactions with employees. No compensation expense has therefore been recognized in the financial statements for stock options granted to employees under the Company’s stock option plans as the exercise price of all options granted is at least equal to the fair value of the underlying common stock at the dates of grant. Alternatively, if compensation expense for employee options granted under the plans had been determined based on the fair value at the grant dates for the awards under these plans, consistent with the methods provided in SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended
	December 27, 2003	December 28, 2002
	(in thousands, except per share data)
Net income:
As reported	$7,577	$5,371
Deduct fair value of employee stock-based
compensation expense, net of tax	(466)	(379)

Pro forma	$7,111	$4,992

Basic Earnings Per Share:
As reported	$0.37	$0.25
Pro forma	0.34	0.24

Diluted Earnings Per Share:
As reported	$0.35	$0.25
Pro forma	0.33	0.23

2. Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132 are effective for fiscal years ending after December 15, 2003 and will be incorporated in the Company’s year-end Consolidated Financial Statements for fiscal 2004.

EITF Issue No. 03-01, “Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 is not expected to have a material impact on the Company’s disclosures.

3. Discontinued Operations

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

Following are the operating results of the discontinued operations included in the Company’s results for the period ended December 28, 2002:

Three Months Ended December 28, 2002
(in thousands of dollars)
Revenue	$6,822
Loss from discontinued operations before taxes	$(329)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. A reconciliation of these amounts is as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
	(in thousands, except per share data)
Income before discontinued operations	$7,577	$5,574
Discontinued operations:
Loss from discontinued operations, net of tax	—	(203)

Net income	$7,577	$5,371

Weighted average common shares outstanding	20,759	21,132
Diluted potential common shares	724	223

Total diluted common shares	21,483	21,355

Earnings per share:
Basic:
Income before discontinued operations	$0.37	$0.26
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.01)

Earnings per share	$0.37	$0.25

Diluted:
Income before discontinued operations	$0.35	$0.26
Loss from discontinued operations, net of tax	—	(0.01)

Earnings per share	$0.35	$0.25

5. Short-Term Investments

The Company classifies its debt securities as either held-to-maturity or available-for-sale investments. Held-to-maturity securities are carried at amortized cost, which approximates market value. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Other Comprehensive Income. There were no substantive unrealized gains or losses from the investment in held-to-maturity and available-for-sale securities as of December 27, 2003 and September 27, 2003. All investments in held-to-maturity securities mature within the next twelve months, and the investments in available-for-sale securities mature in fiscal years 2007 through 2011.

Short-term investments at December 27, 2003 and September 27, 2003 consisted of the following:

	December 27, 2003	September 27, 2003
	(in thousands of dollars)
Held-to-maturity:
U. S. government obligations	$—	$1,997
Bank deposits	3,160	3,909
Corporate obligations	14,993	29,020

Total held-to-maturity	18,153	34,926

Available-for-sale:
U. S. government obligations	17,547	23,634

Total available-for-sale	17,547	23,634

Total short-term investments	$35,700	$58,560

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6. Business Segment Information

The Company’s Chief Executive Officer and its management regularly review the available financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments called Test and Industrial. The Test segment provides testing equipment, integrated software, and consulting services to the ground vehicles, aerospace, and infrastructure markets. The Industrial segment provides component solutions, such as position sensors, that automate machines and machine tools, as well as components for aerospace applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s 2003 Form 10-K. In evaluating each segment’s performance, management focuses on income from operations. This measurement excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment is as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
	(in thousands of dollars)
Revenue by Segment:
Test	$72,239	$73,952
Industrial	12,392	10,487

Total revenue	$84,631	$84,439

Income from Operations by Segment:
Test	$10,342	$8,400
Industrial	821	641

Total income from operations	$11,163	$9,041

7. Derivative Instruments and Hedging Activities

The Company periodically enters into forward exchange contracts with financial institutions to hedge the U.S. dollar value of estimated cash flows from foreign currency transactions. These contracts generally mature within one year. On the date the forward exchange contract is established, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of a contract are recorded in Other Comprehensive Income on the Balance Sheet until they are recognized in earnings at the time the forecasted transaction occurs. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the contracts that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items. When it is determined that a forward currency contract is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. When hedge accounting is discontinued, any related gains or losses that were accumulated in Other Comprehensive Income on the Balance Sheet will be recognized immediately in earnings, and any future changes in the fair value of the contract will be recognized in current period earnings.

The Company also uses forward currency exchange contracts to hedge the U.S. dollar value of specific assets and liabilities on the balance sheet denominated in foreign currencies. The related gains and losses are included in Other Income (Expense) on the income statement. The Company does not use derivative financial instruments for speculative or trading purposes.

At December 27, 2003 and December 28, 2002, the Company had outstanding foreign currency forward contracts with U.S. dollar notional equivalent amounts of $18.8 million and $36.2 million, respectively. At December 27, 2003 and December 28, 2002, the fair value of the foreign currency forward contracts was a loss of $1.1 million and zero, respectively. The amounts recognized in earnings as a result of the ineffectiveness of cash flow hedges were not material for the periods ended December 27, 2003 and December 28, 2002. At December 27, 2003, approximately $0.6 million of expense was projected to be reclassified from Other Comprehensive Income into earnings in the next 12 months. At

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 28, 2002, there was no amount projected to be reclassified from Other Comprehensive Income into earnings in the next 12 months. The maximum maturity of any derivative was 1.4 years at December 27, 2003 and 1.1 years at December 28, 2002.

8. Comprehensive Income

Comprehensive Income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment. There were no substantive unrealized gains or losses from available-for-sale securities as of December 27, 2003 and December 28, 2002.

Comprehensive Income for the periods ended December 27, 2003 and December 28, 2002 was as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
	(in thousands of dollars)
Net income	$7,577	$5,371
Change in cumulative translation adjustment	3,561	1,687
Change in unrealized gain (loss) on derivative
instruments	(23)	26

Comprehensive income	$11,115	$7,084

9. Subsequent Events

On January 27, 2004 the Company announced that its Board of Directors authorized the repurchase of 2.5 million shares of its common stock, in addition to approximately 0.6 million shares remaining for repurchase under an existing Board authorization. The authorization allows the Company to purchase the shares at prevailing market prices in the open market, via block purchases or in private transactions, and may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a global supplier of testing products that help customers accelerate and improve their design, development, and manufacturing processes. MTS products are used for determining the mechanical behavior of materials, products, and structures and include computer-based testing and simulation systems, modeling and testing software, and consulting services. The Company is also a leading manufacturer of industrial position sensors. MTS had 1,630 employees and revenue of $340 million for the fiscal year ended September 27, 2003.

Overall Results

Orders for first quarter of fiscal 2004 increased 95% to $147.2 million compared to $75.5 million for first quarter fiscal 2003, primarily due to two large, multi-year, international contracts for test equipment, software and support. Excluding these bookings, orders for the quarter increased approximately 35.4%, driven by increased volume in both the Test and Industrial segments in North America, Europe, and Asia. Backlog increased approximately 40% in the quarter to $222.5 million on the higher order volume (further information is provided in “New Customer Orders and Backlog”). In the first quarter, the Company saw indications of potential market improvement in the Test segment in addition to continued year-over-year growth in the Industrial segment. However, it is too early to determine whether or not this is the beginning of a positive market trend. Revenue of $84.6 million for first quarter of fiscal 2004 was flat compared to $84.4 million for first quarter fiscal 2003, including $5.4 million favorable impact of currency translation in the current year quarter. Earnings per diluted share increased 40% to $0.35 for first quarter fiscal 2004, from $0.25 for first quarter fiscal 2003, primarily reflecting a favorable mix of shorter cycle, higher-margin products, as well as a $0.02 favorable impact of currency translation. The Company anticipates earnings in the second half of fiscal 2004 will not be as strong as first half earnings due to the composition of backlog and anticipated second half investments in both business segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent degree of uncertainty. Further information is provided in Note 1 in the Condensed Notes to Consolidated Financial Statements.

Revenue Recognition. Due to the diversity of its products, the Company is required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. This requires a certain amount of judgment in the evaluation of completed contract versus percentage-of-completion accounting, determination of estimated costs to complete contracts, and evaluation of customer acceptance terms.

Inventories. The Company maintains a material amount of inventory to support its engineering and manufacturing operations, and a certain amount of judgment is required in determining the appropriate reserve levels required for slow-moving, excess, and obsolete inventories. While the Company expects its sales to grow, a reduction in its sales could reduce the demand for the Company’s products, and additional inventory reserves may be required.

Warranty Obligations. The Company is subject to warranty guarantees on sales of its products. A certain amount of judgment is required in determining appropriate reserve levels for anticipated warranty claims. While these reserve levels are based on historical warranty experience, they may not reflect the actual claims that will occur over the upcoming warranty period, and additional warranty reserves may be required.

New Accounting Principles

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions to SFAS No. 132 are effective for fiscal years ending after December 15, 2003 and will be incorporated in the Company’s year-end Consolidated Financial Statements for fiscal 2004.

EITF Issue No. 03-01, “Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 is not expected to have a material impact on the Company’s disclosures.

New Customer Orders and Backlog

Three Months Ended December 27, 2003 (“First Quarter of Fiscal 2004”) Compared to Three Months Ended December 28, 2002 (“First Quarter of Fiscal 2003”)

New orders from customers during First Quarter of Fiscal 2004 aggregated $147.2 million, an increase of 95.0% compared to customer orders of $75.5 million booked during First Quarter of Fiscal 2003. The increase is primarily the result of booking two large, multi-year, international contracts for test equipment, software and support totaling in excess of $45 million. Excluding these bookings, orders for the quarter increased approximately 35.4%, driven by increased volume in both the Test and Industrial segments in North America, Europe and Asia.

Orders for the Test segment totaled $134.4 million, an increase of 105.8% compared to customer orders of $65.3 million for First Quarter of Fiscal 2003. This increase was largely due to the two large orders totaling in excess of $45 million. Excluding these orders, orders increased 36.9% compared to the First Quarter of Fiscal 2003 due to improved volume in both North America and Asia. The Test segment accounted for 91.3% of total Company orders, compared to 86.5% for First Quarter of Fiscal 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

New Customer Orders and Backlog (continued)

Orders for the Industrial segment increased 25.5% to $12.8 million for First Quarter of Fiscal 2004 from $10.2 million for First Quarter of Fiscal 2003. The increase in orders was the result of continued strength in industrial markets across all geographic regions, which increased demand for the Industrial segment’s products in those markets. The Industrial segment accounted for 8.7% of total Company orders during First Quarter of Fiscal 2004, compared to 13.5% in First Quarter of Fiscal 2003.

Backlog of undelivered orders at December 27, 2003 was $222.5 million, an increase of 39.7% from backlog of $159.3 million at September 28, 2003, due to increased order volume in First Quarter of Fiscal 2004. The Company’s backlog is subject to order cancellations. In January 2004 the Company was notified of the cancellation of a $10.4 million customer order that was included in backlog at December 27, 2003 and September 27, 2003.

Results of Operations

Revenue for First Quarter of Fiscal 2004 was $84.6 million, flat compared to revenue of $84.4 million for First Quarter of Fiscal 2003. Revenue from international customers for First Quarter of Fiscal 2004 represented 54.8% of total revenue, compared to 47.1% for First Quarter of Fiscal 2003. Growth in Asia of 45.1% was offset by a decline in North America of 14.4%. Revenue generated by the Test segment was $72.2 million during First Quarter of Fiscal 2004, a decrease of 2.4%, or $1.8 million, from $73.9 million in First Quarter of Fiscal 2003. The decrease is primarily due to lower beginning backlog for the quarter and project timing. Industrial segment revenue increased 18.1% to $12.4 million in First Quarter of Fiscal 2004 from $10.5 million in First Quarter of Fiscal 2003, driven by increased volume in both the Sensors and AeroMet businesses. Translating foreign-denominated revenue into U.S. dollars resulted in an increase in total revenue in First Quarter of Fiscal 2004 of approximately $5.4 million. Excluding the impact of currency, revenue for First Quarter of Fiscal 2004 would have decreased by approximately $5.2 million compared to First Quarter of Fiscal 2003.

Gross profit for First Quarter of Fiscal 2004 increased 10.9%, to $34.7 million, compared to gross profit of $31.3 million for First Quarter of Fiscal 2003. Gross profit as a percentage of revenue was 41.0% for First Quarter of Fiscal 2004, an increase of 3.9 percentage points from 37.1% for First Quarter of Fiscal 2003. Gross profit for the Test segment was 39.9% for First Quarter of Fiscal 2004 compared to 35.4% for First Quarter of Fiscal 2003, primarily due to high-margin revenue mix in the ground vehicles market. Gross profit for the Industrial segment decreased to 47.5% for First Quarter of Fiscal 2004, compared to 49.0% for First Quarter of Fiscal 2003, reflecting higher material content rates and higher material costs due to currency within the Sensors business unit. Translating foreign-denominated gross profit into U.S. dollars resulted in an aggregate decrease in gross profit as a percentage of revenue in First Quarter of Fiscal 2004 of approximately 0.6 percentage points. Excluding the impact of currency, gross profit as a percentage of revenue for First Quarter of Fiscal 2004 would have been 41.6%.

Selling expenses for First Quarter of Fiscal 2004 increased to $13.5 million, or 4.7%, from $12.9 million for First Quarter of Fiscal 2003. Selling expense as a percentage of revenue increased to 16.0% for First Quarter of Fiscal 2004, compared to 15.3% for First Quarter of Fiscal 2003, primarily due to increased commission expense associated with higher order volume, as well as the translation of foreign-denominated expenses into U.S. dollars.

General and administrative expenses totaled $6.4 million for First Quarter of Fiscal 2004, an increase of 10.3% compared to $5.8 million for First Quarter of Fiscal 2003. This increase was primarily due to additional expenses for the Software business unit and strategic consulting in First Quarter of Fiscal 2004. General and administrative expense as a percentage of revenue increased 0.7 percentage points to 7.6% for First Quarter of Fiscal 2004, compared to 6.9% for First Quarter of Fiscal 2003.

Research and development expenses were flat at $3.6 million for First Quarter of Fiscal 2004 and First Quarter of Fiscal 2003. Research and development expense as a percentage of revenue was 4.3% for First Quarter of Fiscal 2004 and First Quarter of Fiscal 2003. R&D expenditures are expected to increase in the remaining quarters of fiscal 2004 relative to fiscal 2003 due to anticipated investments in both segments.

Income from operations increased 24.4% to $11.2 million for First Quarter of Fiscal 2004, compared to $9.0 million for First Quarter of Fiscal 2003. Income from operations in the Test segment increased to $10.4 million from $8.4 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

First Quarter of Fiscal 2003, driven by a favorable mix of shorter lead time, higher-margin revenue in the current year quarter. Income from operations in the Industrial segment increased by $0.2 million to $0.8 million, compared to $0.6 million in First Quarter of Fiscal 2003, due to higher volume, partially offset by lower margins. Translating foreign-denominated income from operations into U.S. dollars resulted in an increase in aggregate income from operations in First Quarter of Fiscal 2004 of approximately $0.8 million. Excluding the impact of currency, income from operations for First Quarter of Fiscal 2004 would have been $10.4 million.

Interest expense decreased $0.3 million to $0.7 million for First Quarter of Fiscal 2004, compared to $1.0 million for First Quarter of Fiscal 2003, due to a reduction in the Company’s long-term debt obligations.

Interest income decreased $0.1 million to $0.4 million for First Quarter of Fiscal 2004, compared to $0.5 million for First Quarter of 2003, as the impact of interest rate decreases more than offset the increase in cash, cash equivalents and short-term investments in First Quarter of Fiscal 2004 versus First Quarter of Fiscal 2003.

Other income (expense), net for First Quarter of Fiscal 2004 was $0.7 million, consisting primarily of net gains on foreign currency transactions, compared to negligible other income (expense) for First Quarter of Fiscal 2003.

Income before discontinued operations increased 35.7% to $7.6 million for First Quarter of Fiscal 2004, compared to $5.6 million for First Quarter of Fiscal 2003, primarily driven by higher gross margins and gains on foreign currency transactions.

Net income was $7.6 million for First Quarter of Fiscal 2004, compared to $5.4 million for First Quarter of Fiscal 2003. The effective tax rate for First Quarter of Fiscal 2003 was 34.3%, flat compared to 34.2% for First Quarter of Fiscal 2003. The tax rate for Fiscal 2004 is expected to be approximately 34% but may vary due to the Company’s mix of U.S. and foreign income, foreign exports, and other items. Translating foreign-denominated net income into U.S. dollars resulted in an increase in net income in First Quarter of Fiscal 2004 of approximately $0.5 million. Excluding the impact of currency, net income for First Quarter of Fiscal 2004 would have been $7.1 million.

Capital Resources and Liquidity

Total cash flow increased from First Quarter of Fiscal 2003 due to higher earnings, improved working capital balances, and the favorable impact of exchange rates on translation of cash balances denominated in foreign currencies. During First Quarter of Fiscal 2004, cash, cash equivalents and short-term investments increased by $9.7 million. The Company believes that its anticipated operating cash flow, funds available from cash, cash equivalents and short-term investments totaling $142.5 million at December 27, 2003, and unused financing sources are adequate to fund ongoing operations, capital expenditures, and share repurchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $9.4 million in First Quarter of Fiscal 2004, compared to cash provided of $2.3 million in First Quarter of Fiscal 2003. The increase in cash provided by operating activities is primarily due to stronger earnings and increased advance payments from customers received in First Quarter of Fiscal 2004.

Cash flows from investing activities provided cash totaling $21.4 million during First Quarter of Fiscal 2004, compared to a cash usage of $8.6 million in First Quarter of Fiscal 2003. The increase in cash provided by investing activities was primarily the result of $24.1 million of proceeds from the maturity of short-term investments in First Quarter of Fiscal 2004.

Cash flows from financing activities required a use of cash totaling $0.4 million during First Quarter of Fiscal 2004, compared to a cash usage of $4.6 million for First Quarter of Fiscal 2003. This decrease in cash usage resulted from reduced long-term debt payments and increased proceeds from stock option exercises.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At December 27, 2003 the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Capital Resources and Liquidity (continued)

On January 27, 2004 the Company announced that its Board of Directors authorized the repurchase of 2.5 million shares of its common stock, in addition to approximately 0.6 million shares remaining for repurchase under an existing Board authorization. The authorization allows the Company to purchase the shares at prevailing market prices in the open market, via block purchases or in private transactions, and may be discontinued at any time.

Other Matters

The Company is exposed to market risk from changes in foreign currency exchange rates that can affect its results from operations and financial condition. To minimize this risk, the Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, principally forward exchange contracts. Foreign exchange contracts are used to hedge the Company’s overall exposure to exchange rate fluctuations, since the gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

The Company’s dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends in down years. The Company’s dividend payout ratio target is approximately 25% of earnings per share over the long term.

Forward-Looking Statements

Statements included or incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q which are not historical or current facts are “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important facts, among others, could affect the Company’s actual results in the future and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statements:

(i)	With regard to the Company’s new product developments, there may be uncertainties currently unknown to the Company concerning the expected results. In addition, the Company may not be aware of the introduction of new products or product enhancements by its competitors.

(ii)	Possible significant volatility in backlog and/or quarterly operating results may result from the timing of individual large, fixed price orders in connection with sales of Test segment systems.

(iii)	Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates.

(iv)	Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays in certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly operating results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.

(v)	Delays in realization of backlog orders may occur due to technical difficulties, export licensing approval, or the customer’s preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

(vi)	The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors. For certain of the Company’s products, customers may contract with testing laboratories or construct their own testing equipment from commercially available components. Factors that may influence a customer’s decision include price, service, and required level of technology.

(vii)	The Company is exposed to market risk from changes in foreign currency exchange rates, which can affect its results from operations and financial condition.

(viii)	The Company’s short-term borrowings carry interest rate risk that is generally related to either LIBOR or the prime rate. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of its debt.

The foregoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 27, 2003, the Company had an investment portfolio that included investments maturing in less than 90 days, accounted for as cash equivalents, investments maturing within 91 days to 365 days, accounted for as held-to-maturity short-term investments, and investments maturing in fiscal years 2007 through 2011, accounted for as available-for-sale short-term investments. Held-to-maturity and available-for-sale short-term investments totaled $18.2 million and $17.5 million, respectively, at December 27, 2003. The short-term investments consist of fixed income securities subject to interest rate risk, which would reduce the market value of the securities if market interest rates increased.

The Company operates internationally and thus is subject to foreign currency rate changes. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase of approximately $3.3 million in revenue for the three months ended December 27, 2003. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in a decrease of approximately $3.3 million in revenue for the three months ended December 27, 2003. The Company enters into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Additional information is included in Note 7 in the Condensed Notes to Consolidated Financial Statements.

At December 27, 2003, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.0% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 27, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting during the fiscal quarter ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)     Exhibits:

Exhibit Number	Description
3.a	Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.
3.b	Restated Bylaws, reflecting amendments through November 26, 2002, incorporated by reference from Exhibit 3.b of Form 10-K for the fiscal year ended September 27, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

    (b)       Reports on Form 8-K:

On November 20, 2003, the Company filed a Current Report on Form 8-K to furnish to the SEC the Company’s fourth quarter fiscal 2003 and fiscal 2003 year-end earnings release under Item 12.

On December 23, 2003, the Company filed a Current Report on Form 8-K to furnish to the SEC the Company’s 2003 Annual Report to Shareholders (excluding the Company’s 2003 Form 10-K Annual Report, which was enclosed with the Annual Report to Shareholders and was separately filed with the Commission) under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: February 4, 2004	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer
Dated: February 4, 2004	/s/ Susan E. Knight

Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).