Form 10-Q
period 2004-03-27
MTS SYSTEMS CORP
filed 2004-05-11
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 27, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

     X          Yes                               No

The number of shares outstanding of the Registrant’s common stock as of May 4, 2004 was 21,174,764 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED MARCH 27, 2004

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited — in thousands, except per share data)

	March 27, 2004	September 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$161,034	$74,183
Short-term investments	—	58,560
Accounts receivable, net of allowances for doubtful accounts	65,040	59,637
Unbilled contracts and retainage receivable	22,397	21,939
Inventories	34,119	34,709
Prepaid expense	5,369	3,928
Current deferred tax asset	9,692	9,682
Other current assets	550	2,075
Assets held for sale	1,589	—

Total current assets	299,790	264,713

Property and Equipment:
Land	2,478	3,247
Buildings and improvements	46,601	47,031
Machinery and equipment	87,095	84,834
Accumulated depreciation	(82,582)	(78,908)

Total property and equipment, net	53,592	56,204

Goodwill	4,425	4,383
Other assets	2,295	2,562
Non-current deferred tax asset	2,529	2,516

Total Assets	$362,631	$330,378

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Notes payable	$4,770	$383
Current maturities of long-term debt	6,848	6,839
Accounts payable	14,852	10,483
Accrued payroll-related costs	20,656	24,742
Advance payments from customers	48,485	40,456
Accrued warranty costs	5,271	4,862
Accrued income taxes	7,666	5,571
Other accrued liabilities	15,580	15,838

Total current liabilities	124,128	109,174

Deferred income taxes	6,502	6,265
Long-term debt, less current maturities	29,238	30,487
Other long-term liabilities	9,133	8,346

Total Liabilities	169,001	154,272

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
21,124 and 20,720 shares issued and outstanding	5,281	5,180
Additional paid-in capital	4,259	1,534
Retained earnings	173,682	162,076
Accumulated other comprehensive income	10,408	7,316

Total shareholders’ investment	193,630	176,106

Total Liabilities and Shareholders’ Investment	$362,631	$330,378

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited — in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenue	$88,239	$93,236	$172,870	$177,675
Cost of sales	54,037	59,916	103,979	113,049

Gross profit	34,202	33,320	68,891	64,626

Operating expenses:
Selling	14,888	13,490	28,438	26,352
General and administrative	6,658	7,618	13,032	13,441
Research and development	3,458	4,043	7,060	7,623

Total operating expenses	25,004	25,151	48,530	47,416

Income from operations	9,198	8,169	20,361	17,210

Interest expense	(679)	(949)	(1,382)	(1,993)
Interest income	447	617	865	1,104
Other income, net	668	1,729	1,322	1,712

Income before income taxes and discontinued operations	9,634	9,566	21,166	18,033
Provision for income taxes	3,093	3,184	7,048	5,951

Income before discontinued operations	6,541	6,382	14,118	12,082
Discontinued operations:
Loss from discontinued operations, net of tax	—	(17)	—	(220)
Loss on sale of discontinued businesses, net of tax	—	(2,402)	—	(2,402)

Loss from discontinued operations, net of tax	—	(2,419)	—	(2,622)

Net income	$6,541	$3,963	$14,118	$9,460

Earnings per share:
Basic–
Income before discontinued operations	$0.31	$0.30	$0.67	$0.57
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Loss on sale of discontinued businesses, net of tax	—	(0.11)	—	(0.11)

Loss from discontinued operations, net of tax	—	(0.11)	—	(0.12)

Earnings per share	$0.31	$0.19	$0.67	$0.45

Weighted average number of common shares outstanding – basic	21,113	21,112	20,936	21,122

Diluted–
Income before discontinued operations	$0.30	$0.30	$0.65	$0.56
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Loss on sale of discontinued businesses, net of tax	—	(0.11)	—	(0.11)

Loss from discontinued operations, net of tax	—	(0.11)	—	(0.12)

Earnings per share	$0.30	$0.19	$0.65	$0.44

Weighted average number of common shares outstanding – diluted	22,021	21,404	21,752	21,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited — in thousands)

	Six Months Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$14,118	$9,460
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss from discontinued operations	—	220
Loss on sale of discontinued businesses	—	2,402
Depreciation and amortization	4,586	4,736
Deferred income taxes	(95)	70
Bad debt provision	90	151
Changes in operating assets and liabilities,
net of effects of businesses divested:
Accounts, unbilled contracts and retainage receivables	(3,416)	8,758
Inventories	1,553	6,755
Prepaid expenses	(861)	(203)
Other assets	1,388	(1,222)
Accounts payable	4,184	(825)
Accrued payroll-related costs	(2,676)	2,611
Advance payments from customers	6,746	4,555
Accrued warranty costs	336	448
Other current liabilities	2,083	(8,375)

Net cash provided by operating activities	28,036	29,541

Cash flows from investing activities:
Additions to property and equipment	(2,698)	(3,425)
Proceeds from maturity of short-term investments	59,814	20,594
Purchases of short-term investments	(1,254)	(39,497)
Net proceeds from sale of businesses	—	550

Net cash provided by (used in) investing activities	55,862	(21,778)

Cash flows from financing activities:
Net repayments under short-term borrowings	(432)	(418)
Proceeds received under notes payable to banks	4,703	—
Payments of long-term debt	(1,258)	(8,774)
Cash dividends	(2,530)	(2,540)
Proceeds from exercise of stock options	7,374	822
Payments to purchase and retire common stock	(6,495)	(2,523)

Net cash provided by (used in) financing activities	1,362	(13,433)

Net cash provided by discontinued operations	—	1,008
Effect of exchange rate on changes in cash	1,591	1,434

Net increase (decrease) in cash and cash equivalents	86,851	(3,228)
Cash and cash equivalents, at beginning of period	74,183	62,456

Cash and cash equivalents, at end of period	$161,034	$59,228

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest expense	$1,383	$1,914
Income taxes	$3,407	$10,576

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K filed with the SEC. Interim results of operations for the three- and six-month periods ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may not, in certain circumstances, be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as Unbilled Contracts and Retainage Receivable.

Revenue for services is recognized as the service is performed and ratably over a defined contractual period for service maintenance contracts.

Inventories.   Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 27, 2004 and September 27, 2003, respectively, were as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	March 27, 2004	September 27, 2003
	(in thousands of dollars)
Customer projects in various
stages of completion	$13,925	$12,260
Components,
assemblies and parts	20,194	22,449

Total	$34,119	$34,709

Warranty Obligations.   Sales of the Company’s products and systems are subject to limited warranty guarantees. For sales that include installation services, system guarantees typically extend for a period of twelve months from the date of either shipment or system acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended March 27, 2004 and March 29, 2003 were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(in thousands of dollars)
Beginning balance	$4,884	$5,071	$4,862	$4,482
Warranty provisions	1,478	1,527	3,266	3,011
Warranty claims	(1,041)	(1,642)	(2,933)	(2,595)
Currency translation	(50)	79	76	137

Ending balance	$5,271	$5,035	$5,271	$5,035

Stock-Based Compensation

The Company has elected to not expense stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 and Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” If compensation expense for employee options granted under the plans had been determined based on the fair value at the grant dates for the awards under these plans, consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the periods ended March 27, 2004 and March 29, 2003 would have been as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(in thousands, except per share data)
Net income:
As reported	$6,541	$3,963	$14,118	$9,460
Deduct fair value of employee stock-based
compensation expense, net of tax	(551)	(637)	(1,017)	(1,298)

Pro forma	$5,990	$3,326	$13,101	$8,162

Basic Earnings Per Share:
As reported	$0.31	$0.19	$0.67	$0.45
Pro forma	0.28	0.16	0.63	0.39

Diluted Earnings Per Share:
As reported	$0.30	$0.19	$0.65	$0.44
Pro forma	0.27	0.16	0.60	0.38

2.   Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The annual disclosure requirements for the Company’s foreign retirement plans apply to fiscal years ending after June 15, 2004 and will be incorporated in the Company’s year-end Consolidated Financial Statements for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit cost were effective for the first interim period beginning after December 15, 2003, and have been included in Note 9 of the Condensed Notes to Consolidated Financial Statements within this Form 10-Q. Interim period disclosure requirements related to contributions are effective for the first fiscal-quarter report following the application of the annual disclosure requirements and will be incorporated in interim period financial statements following the Company’s fiscal 2004 year-end.

Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” provides more detailed criteria to evaluate whether to record a loss and addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004; the disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 is not expected to have a material impact on the Company’s disclosures.

3.   Discontinued Operations

During the second and third quarters of fiscal 2003, the Company sold its Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets and intellectual property associated with the Automation division’s gradient amplifier product line. On April 11, 2003, the Company sold all the remaining net assets of the North American Automation division, based in New Ulm, Minnesota, and on April 30, 2003 sold to the same buyer its stock in the Automation division’s German operations, which completed the sale of the Company’s entire Automation division and its exit from the motor and amplifier business. In March 2003, the Company discontinued the custom military business of its Automation division.

The Automation division was historically included in the Company’s Industrial segment for financial reporting, and the results of the operations of the Automation division have been reported as discontinued operations.

Following are the operating results of the discontinued operations included in the Company’s results for the three- and six-month periods ended March 29, 2003:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended March 29, 2003	Six Months Ended March 29, 2003
	(in thousands of dollars)
Revenue	$7,353	$14,175
Loss from discontinued operations before taxes
and impairment charge	$(15)	$(344)

4.   Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(in thousands, except per share data)
Income before discontinued operations	$6,541	$6,382	$14,118	$12,082
Discontinued operations:
Loss from discontinued operations, net of tax	—	(17)	—	(220)
Loss on sale of discontinued businesses, net of tax	—	(2,402)	—	(2,402)

Loss from discontinued operations, net of tax	—	(2,419)	—	(2,622)

Net income	$6,541	$3,963	$14,118	$9,460

Weighted average common shares outstanding	21,113	21,112	20,936	21,122
Diluted potential common shares	908	292	816	257

Total diluted common shares	22,021	21,404	21,752	21,379

Earnings per share:
Basic:
Income before discontinued operations	$0.31	$0.30	$0.67	$0.57
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Loss on sale of discontinued businesses, net of tax	—	(0.11)	—	(0.11)

Loss from discontinued operations, net of tax	—	(0.11)	—	(0.12)

Earnings per share	$0.31	$0.19	$0.67	$0.45

Diluted:
Income before discontinued operations	$0.30	$0.30	$0.65	$0.56
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Loss on sale of discontinued businesses, net of tax	—	(0.11)	—	(0.11)

Loss from discontinued operations, net of tax	—	(0.11)	—	(0.12)

Earnings per share	$0.30	$0.19	$0.65	$0.44

5.   Short-Term Investments

The Company classifies its investments in short-term securities as either held-to-maturity or available-for-sale investments. Held-to-maturity securities are carried at amortized cost, which approximates market value. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Other Comprehensive Income. At March 27, 2004, the Company held no investments in held-to-maturity or available-for-sale investments. There were no significant unrealized gains or losses from investments in held-to-maturity or available-for-sale securities as of September 27, 2003.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Short-term investments at September 27, 2003 consisted of the following:

September 27, 2003
(in thousands of dollars)

Held-to-maturity:
U. S. government obligations	$1,997
Bank deposits	3,909
Corporate obligations	29,020

Total held-to-maturity	34,926

Available-for-sale:
U. S. government obligations	23,634

Total available-for-sale	23,634

Total short-term investments	$58,560

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

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(in thousands of dollars)
Revenue by Segment:
Test	$74,144	$80,804	$146,383	$154,757
Industrial	14,095	12,432	26,487	22,918

Total revenue	$88,239	$93,236	$172,870	$177,675

Income from Operations by Segment:
Test	$7,259	$7,310	$17,601	$15,710
Industrial	1,939	859	2,760	1,500

Total income from operations	$9,198	$8,169	$20,361	$17,210

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7.   Derivative Instruments and Hedging Activities

The Company periodically enters into foreign currency forward exchange contracts with highly rated financial institutions to hedge the U.S. dollar value of expected cash flows denominated in foreign currencies. The contracts are designated as foreign currency cash flow hedges, and subsequent changes in the market value of the contracts are recorded within accumulated other comprehensive income on the Consolidated Balance Sheet until they are recognized in earnings at the time the expected cash flow occurs.

The Company periodically assesses whether the forward exchange contracts are effective in hedging the change in dollar value of the expected foreign currency cash flows. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively and records the unrealized gains or losses accumulated in accumulated other comprehensive income on the Consolidated Balance Sheet within other income (expense), net in the current period. Subsequent changes in value are recorded within other income (expense), net.

The Company also uses foreign currency forward exchange contracts to hedge the U.S. dollar value of monetary assets and liabilities on the Consolidated Balance Sheet denominated in foreign currencies. The related gains and losses are included in other income, net on the income statement. The Company does not use derivative financial instruments for speculative or trading purposes.

At March 27, 2004 and March 29, 2003, the Company had outstanding foreign currency forward exchange contracts with U.S. dollar notional equivalent amounts of $27.1 million and $32.8 million, respectively. At March 27, 2004 and March 29, 2003, the market value of the foreign currency forward exchange contracts was zero and ($0.9) million, respectively. The amounts recognized in earnings as a result of the ineffectiveness of cash flow hedges were not material for the periods ended March 27, 2004 and March 29, 2003. As of March 27, 2004 and March 29, 2003, approximately ($0.1) million and ($0.7) million, respectively, was projected to be reclassified from accumulated other comprehensive income into earnings over the next 12 months. The maximum maturity of any derivative was 1.3 years at March 27, 2004 and 0.8 years at March 29, 2003.

8.   Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities as of March 27, 2004 or March 29, 2003.

Comprehensive income for the periods ended March 27, 2004 and March 29, 2003 was as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(in thousands of dollars)
Net income	$6,541	$3,963	$14,118	$9,460
Change in cumulative translation adjustment	(900)	944	2,661	2,631
Change in unrealized gain (loss) on derivative
instruments	454	(645)	431	(619)

Comprehensive income	$6,095	$4,262	$17,210	$11,472

9.   Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The cost for the plan for the periods ended March 27, 2004 and March 29, 2003 includes the following components:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(in thousands of dollars)
Service cost-benefit earned during the period	$76	$59	$153	$118
Interest cost on projected benefit obligation	106	90	212	181
Net amortization and deferral	5	4	10	9

Net periodic retirement cost	$187	$153	$375	$308

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

Overall Results

Three Months Ended March 27, 2004 ("Second Quarter of Fiscal 2004") Compared to
Three Months Ended March 29, 2003 ("Second Quarter of Fiscal 2003")

Orders for Second Quarter of Fiscal 2004 increased 11.0% to $87.5 million compared to $78.8 million for Second Quarter of Fiscal 2003, primarily driven by increased volume in the Test segment in Europe and Asia. Backlog of undelivered orders at March 27, 2004 was $215.5 million, a decrease of 3.1% from backlog of $222.5 million at December 27, 2003, primarily due to the cancellation in January 2004 of a $10.4 million customer order that was included in backlog at December 27, 2003, partially offset by the impact of favorable currency translation. Revenue of $88.2 million for Second Quarter of Fiscal 2004 decreased 5.4% compared to revenue of $93.2 million for Second Quarter of Fiscal 2003, primarily due to prior year revenue associated with a large aerospace project that did not repeat in Second Quarter of Fiscal 2004. A $4.6 million favorable impact of currency translation on revenue in the Second Quarter of Fiscal 2004 offset lower volume versus Second Quarter of Fiscal 2003. Income before discontinued operations for Second Quarter of Fiscal 2004 was $6.5 million, or $0.30 per diluted share, essentially flat compared to income before discontinued operations of $6.4 million, or $0.30 per diluted share, for Second Quarter of Fiscal 2003. Net income for Second Quarter of Fiscal 2004 was $6.5 million, or $0.30 per diluted share, an increase of 62.5% compared to net income of $4.0 million, or $0.19 per diluted share, for Second Quarter of Fiscal 2003, reflecting a $2.4 million loss from discontinued operations recorded in the Second Quarter of Fiscal 2003.

Six Months Ended March 27, 2004 ("First Half of Fiscal 2004") Compared to
Six Months Ended March 29, 2003 ("First Half of Fiscal 2003")

Orders for the First Half of Fiscal 2004 increased 52.1% to $234.7 million compared to $154.3 million for First Half of Fiscal 2003, primarily the result of booking, in First Quarter of Fiscal 2004, two large, multi-year, international contracts for test equipment, software and support totaling in excess of $45 million. Excluding these bookings, orders for the First Half of Fiscal 2004 increased 22.9%, driven by increased volume in both the Test and Industrial segments in North America, Europe and Asia. Backlog of undelivered orders at March 27, 2004 increased 35.3% to $215.5 million, compared to backlog of $159.3 at September 27, 2003 on higher order volume, partially offset by the cancellation in January 2004 of a $10.4 million customer order that was included in backlog at September 27, 2003. Revenue of $172.9 million for First Half of Fiscal 2004 decreased 2.7% compared to $177.7 million for the First Half of Fiscal 2003, primarily due to prior year revenue associated with a large aerospace project that did not repeat in the First Half of Fiscal 2004. Additionally, a $10.1 million favorable impact of currency translation in the First Half of Fiscal 2004 offset lower volume versus the First Half of Fiscal 2003. Earnings per diluted share before discontinued operations increased 16.1% to $0.65 for the First Half of Fiscal 2004, compared to $0.56 for the First Half of Fiscal 2003, primarily reflecting a

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

favorable mix of higher-margin products in both business segments. Net income for First Half of Fiscal 2004 was $14.1 million, or $0.65 per diluted share, an increase of 48.4% compared to net income of $9.5 million, or $0.44 per diluted share, for First Half of Fiscal 2003, which included a $2.6 million loss from discontinued operations. The Company anticipates earnings for the second half of fiscal year 2004 will not be as strong as first half earnings due to the composition of backlog and anticipated second half investments in both business segments.

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

Revenue Recognition. Due to the diversity of its products, the Company is required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. This requires a certain amount of judgment in the evaluation of completed contract versus percentage-of-completion accounting, the determination of estimated costs to complete contracts, and evaluation of customer acceptance terms.

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

New Accounting Principles

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The annual disclosure requirements for the Company’s foreign retirement plans apply to fiscal years ending after June 15, 2004 and will be incorporated in the Company’s year-end Consolidated Financial Statements for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit cost were effective for the first interim period beginning after December 15, 2003, and have been included in Note 9 of the Condensed Notes to Consolidated Financial Statements within this Form 10-Q. Interim period disclosure requirements related to contributions are effective for the first fiscal-quarter report following the application of the annual disclosure requirements and will be incorporated in interim period financial statements following the Company’s fiscal 2004 year-end.

Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” provides more detailed criteria to evaluate whether to record a loss and addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004; the disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 is not expected to have a material impact on the Company’s disclosures.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

New Customer Orders and Backlog

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

New orders from customers during Second Quarter of Fiscal 2004 aggregated $87.5 million, an increase of 11.0% compared to orders of $78.8 million booked during Second Quarter of Fiscal 2003. The increase is primarily the result of increased volume in the Test segment in Europe and Asia.

Orders for the Test segment in Second Quarter of Fiscal 2004 increased 14.5% to $75.2 million, compared to orders of $65.7 million for Second Quarter of Fiscal 2003. This increase was largely due to improved volume in both

Europe and Asia. The Test segment accounted for 85.9% of total Company orders for Second Quarter of Fiscal 2004, compared to 83.4% for Second Quarter of Fiscal 2003.

Orders for the Industrial segment in Second Quarter of Fiscal 2004 decreased 6.1% to $12.3 million, compared to orders of $13.1 million for Second Quarter of Fiscal 2003. The decrease in orders reflects the receipt of a $1.5 million development contract from the U.S. government by the AeroMet business during Second Quarter of Fiscal 2003, partially offset by increased orders in the Sensors business in Second Quarter of Fiscal 2004. The Industrial segment accounted for 14.1% of total Company orders in Second Quarter of Fiscal 2004, compared to 16.6% in Second Quarter of Fiscal 2003.

Backlog of undelivered orders at March 27, 2004 was $215.5 million, a decrease of 3.1% from backlog of $222.5 million at December 27, 2003. The decrease is primarily due to the cancellation in January 2004 of a $10.4 million customer order that was included in backlog at December 27, 2003, partially offset by favorable currency translation. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

First Half of Fiscal 2004 Compared to First Half of Fiscal 2003

New orders from customers during the First Half of Fiscal 2004 aggregated $234.7 million, an increase of 52.1% compared to customer orders of $154.3 million booked during First Half of Fiscal 2003. The increase is primarily the result of booking two large, multi-year, international contracts for test equipment, software and support totaling in excess of $45 million. Excluding these bookings, orders for the First Half of Fiscal 2004 increased 22.9%, driven by increased volume in both the Test and Industrial segments in North America, Europe and Asia.

Orders for the Test segment in the First Half of 2004 increased 60.0% to $209.6 million, compared to customer orders of $131.0 million for the First Half of Fiscal 2003. The increase is largely due to the two large orders totaling in excess of $45 million. Excluding these bookings, orders for the First Half of Fiscal 2004 increased 25.6%, driven by increased volume in North America, Europe and Asia. The Test segment accounted for 89.3% of total Company orders during the First Half of Fiscal 2004, compared to 84.9% for the First Half of Fiscal 2003.

Orders for the Industrial segment in the First Half of Fiscal 2004 increased 7.7% to $25.1 million, compared to customer orders of $23.3 million in the First Half of Fiscal 2003. The increase in orders was the result of continued strength in the Sensors business, partially offset by the receipt of a $1.5 million development contract from the U.S. government in the AeroMet business during the First Half of Fiscal 2003. The Industrial segment accounted for 10.7% of total Company orders for the First Half of Fiscal 2004, compared to 15.1% for the First Half of Fiscal 2003.

Backlog of undelivered orders at March 27, 2004 was $215.5 million, an increase of 35.3% from backlog of $159.3 million at September 27, 2003. The increase is due to increased order volume, partially offset by the cancellation in January 2004 of a $10.4 million customer order that was included in backlog at September 27, 2003. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Revenue for the Second Quarter of Fiscal 2004 was $88.2 million, a decrease of $5.0 million, or 5.4%, compared to revenue of $93.2 million for the Second Quarter of Fiscal 2003. Revenue from international customers for the Second Quarter of Fiscal 2004 represented 59.4% of total revenue, compared to 56.4% for the Second Quarter of Fiscal 2003. Revenue generated by the Test segment was $74.1 million for Second Quarter of Fiscal 2004, a decrease of 8.3%, or $6.7 million, from revenue of $80.8 million for Second Quarter of Fiscal 2003. The decrease is primarily due to prior year revenue associated with a large aerospace project totaling $4.6 million that did not repeat in the Second Quarter of Fiscal 2004. Industrial segment revenue increased 13.7% to $14.1 million for the Second Quarter of Fiscal 2004 from $12.4 million for the Second Quarter of Fiscal 2003, driven by increased volume in both the Sensors and AeroMet businesses. Translating foreign-denominated revenue into U.S. dollars resulted in an increase in total revenue in Second Quarter of Fiscal 2004 of approximately $4.6 million. Excluding the impact of currency translation, revenue for the Second Quarter of Fiscal 2004 would have decreased by approximately $9.6 million compared to the Second Quarter of Fiscal 2003.

Gross profit for the Second Quarter of Fiscal 2004 increased 2.7%, to $34.2 million, compared to gross profit of $33.3 million for the Second Quarter of Fiscal 2003. Gross profit as a percentage of revenue was 38.8% for the Second Quarter of Fiscal 2004, an increase of 3.1 percentage points from 35.7% for the Second Quarter of Fiscal 2003. Gross profit for the Test segment was 36.6% for the Second Quarter of Fiscal 2004 compared to 34.4% for the Second Quarter of Fiscal 2003, primarily due to high-margin revenue mix in the ground vehicles and infrastructure markets. Gross profit for the Industrial segment increased to 49.9% for the Second Quarter of Fiscal 2004, compared to 44.3% for the Second Quarter of Fiscal 2003, reflecting favorable product mix in the current year quarter and one-time costs associated with a canceled contract in the Second Quarter of Fiscal 2003. Translating foreign-denominated gross profit into U.S. dollars resulted in an aggregate decrease in gross profit as a percentage of revenue for the Second Quarter of Fiscal 2004 of approximately 1.9 percentage points. Excluding the impact of currency translation, gross profit as a percentage of revenue for the Second Quarter of Fiscal 2004 would have been 40.7%.

Selling expenses for the Second Quarter of Fiscal 2004 increased to $14.9 million, or 10.4%, from $13.5 million for the Second Quarter of Fiscal 2003. Selling expense as a percentage of revenue increased to 16.9% for the Second Quarter of Fiscal 2004, compared to 14.5% for the Second Quarter of Fiscal 2003, primarily due to increased commission expense associated with higher order volume, as well as increased investment in marketing.

General and administrative expenses totaled $6.7 million for the Second Quarter of Fiscal 2004, a decrease of 11.8% compared to $7.6 million for the Second Quarter of Fiscal 2003. This decrease was primarily due to severance and other non-recurring employee compensation expenses totaling approximately $1.1 million in the Second Quarter of Fiscal 2003. General and administrative expense as a percentage of revenue decreased 0.6 percentage points to 7.6% for the Second Quarter of Fiscal 2004, compared to 8.2% for the Second Quarter of Fiscal 2003.

Research and development expenses totaled $3.5 million for the Second Quarter of Fiscal 2004, a decrease of 12.5% compared to $4.0 million for the Second Quarter of Fiscal 2003, reflecting $0.9 million delayed spending as the Company has focused research and development efforts toward strategic opportunities, partially offset by $0.3 million increased investment in the Software and Consulting business unit. Research and development expense as a percentage of revenue decreased 0.3 percentage points to 4.0% for the Second Quarter of Fiscal 2004, compared to 4.3% for the Second Quarter of Fiscal 2003.

Income from operations increased 12.2% to $9.2 million for the Second Quarter of Fiscal 2004, compared to $8.2 million for the Second Quarter of Fiscal 2003. Income from operations in the Test segment was $7.3 million for the Second Quarter of Fiscal 2004, flat with income from operations for the Second Quarter of Fiscal 2003. Income from operations in the Industrial segment increased by $1.0 million to $1.9 million for the Second Quarter of Fiscal 2004, compared to $0.9 million for the Second Quarter of Fiscal 2003, due to improved volume and high-margin product mix. Translating foreign-denominated income from operations into U.S. dollars resulted in a decrease in aggregate income from operations for the Second Quarter of Fiscal 2004 of approximately $0.7 million. Excluding the impact of currency translation, income from operations for the Second Quarter of Fiscal 2004 would have been $9.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Interest expense decreased $0.2 million to $0.7 million for the Second Quarter of Fiscal 2004, compared to $0.9 million for the Second Quarter of Fiscal 2003, due to a reduction in the Company’s long-term debt obligations.

Interest income decreased $0.2 million to $0.4 million for the Second Quarter of Fiscal 2004, compared to $0.6 million for the Second Quarter of 2003, as the effect of interest rate decreases more than offset increases in the Company’s cash, cash equivalents and short-term investments in the Second Quarter of Fiscal 2004 versus the Second Quarter of Fiscal 2003.

Other income, net decreased $1.0 million to $0.7 million for the Second Quarter of Fiscal 2004, compared to $1.7 million for the Second Quarter of 2003, primarily due to a $1.3 million gain from proceeds associated with a cancelled customer contract in the Second Quarter of Fiscal 2003.

Income before discontinued operations was essentially flat at $6.5 million for the Second Quarter of Fiscal 2004, compared to $6.4 million for the Second Quarter of Fiscal 2003.

Net income was $6.5 million for the Second Quarter of Fiscal 2004, compared to $4.0 million for the Second Quarter of Fiscal 2003, reflecting a $2.4 million loss from discontinued operations recorded in the Second Quarter of Fiscal 2003. The effective tax rate for the Second Quarter of Fiscal 2004 was 32.1%, a decrease of 1.2 percentage points, compared to a tax rate of 33.3% for the Second Quarter of Fiscal 2003. This reflects a 1% reduction in the anticipated total year tax rate for fiscal year 2004 to approximately 33%, due to changes in the Company’s mix of U.S. and foreign income, foreign exports, and other items. Translating foreign-denominated net income into U.S. dollars resulted in a decrease in net income for the Second Quarter of Fiscal 2004 of approximately $0.7 million. Excluding the impact of currency, net income for the Second Quarter of Fiscal 2004 would have been $7.2 million.

First Half of Fiscal 2004 Compared to First Half of Fiscal 2003

Revenue for the First Half of Fiscal 2004 was $172.9 million, a decrease of $4.8 million, or 2.7%, compared to revenue of $177.7 million for the First Half of Fiscal 2003. Revenue from international customers for the First Half of Fiscal 2004 represented 57.1% of total revenue, compared to 52.0% for the First Half of Fiscal 2003. Revenue generated by the Test segment was $146.4 million for the First Half of Fiscal 2004, a decrease of 5.4%, or $8.4 million, from $154.8 million for the First Half of Fiscal 2003. The decrease is primarily due to prior year revenue associated with a large aerospace project totaling $7.1 million that did not repeat in the First Half of Fiscal 2004. Industrial segment revenue increased 15.7%, to $26.5 million, for the First Half of Fiscal 2004 from $22.9 million for the First Half of Fiscal 2003, driven by increased volume in the Sensors business and increased beginning backlog in the AeroMet business. Translating foreign-denominated revenue into U.S. dollars resulted in an increase in total revenue for the First Half of Fiscal 2004 of approximately $10.1 million. Excluding the impact of currency translation, revenue for the First Half of Fiscal 2004 would have decreased by approximately $14.9 million compared to the First Half of Fiscal 2003.

Gross profit for the First Half of Fiscal 2004 increased 6.7%, to $68.9 million, compared to gross profit of $64.6 million for the First Half of Fiscal 2003. Gross profit as a percentage of revenue was 39.9% for the First Half of Fiscal 2004, an increase of 3.5 percentage points from 36.4% for the First Half of Fiscal 2003. Gross profit for the Test segment was 38.2% for the First Half of Fiscal 2004 compared to 34.9% for the First Half of Fiscal 2003, primarily due to high-margin revenue mix in the ground vehicles and infrastructure markets. Gross profit for the Industrial segment increased to 48.8% for the First Half of Fiscal 2004, compared to 46.4% for the First Half of Fiscal 2003, primarily due to favorable product mix in the First Half of Fiscal 2004 and costs associated with a canceled contract in the First Half of Fiscal 2003. Translating foreign-denominated gross profit into U.S. dollars resulted in an aggregate decrease in gross profit as a percentage of revenue for the First Half of Fiscal 2004 of approximately 1.3 percentage points. Excluding the impact of currency, gross profit as a percentage of revenue for the First Half of Fiscal 2004 would have been 41.2%.

Selling expenses for the First Half of Fiscal 2004 increased to $28.4 million, or 7.6%, from $26.4 million for the First Half of Fiscal 2003. Selling expense as a percentage of revenue increased to 16.4% for the First Half of Fiscal 2004, compared to 14.9% for the First Half of Fiscal 2003, primarily due to increased commission expense associated with higher order volume, as well as increased investment in marketing initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

General and administrative expenses totaled $13.0 million for the First Half of Fiscal 2004, a decrease of 3.0% compared to $13.4 million for the First Half of Fiscal 2003. This decrease was primarily due to severance and other non-recurring employee compensation expenses totaling approximately $0.9 million in the First Half of Fiscal 2003. General and administrative expense as a percentage of revenue for the First Half of Fiscal 2004 was 7.5%, flat compared to the First Half of Fiscal 2003.

Research and development expenses totaled $7.1 million for the First Half of Fiscal 2004, a decrease of 6.6% compared to $7.6 million for the First Half of Fiscal 2003. This decrease was primarily due to $0.9 million delayed spending as the Company has focused research and development efforts toward strategic opportunities, partially offset by $0.3 million increased investment in the Software and Consulting business unit. Research and development expense as a percentage of revenue decreased 0.2 percentage points to 4.1% for the First Half of Fiscal 2004, compared to 4.3% for the First Half of Fiscal 2003.

Income from operations increased 18.6% to $20.4 million for the First Half of Fiscal 2004, compared to $17.2 million for the First Half of Fiscal 2003. Income from operations in the Test segment increased by $1.9 million to $17.6 million for the First Half of Fiscal 2004 compared to $15.7 million for the First Half of Fiscal 2003, driven by a favorable mix of high-margin revenue. Income from operations in the Industrial segment increased by $1.3 million to $2.8 million for the First Half of Fiscal 2004, compared to $1.5 million for the First Half of Fiscal 2003, due to improved volume and high-margin product mix. Translating foreign-denominated income from operations into U.S. dollars resulted in an increase in aggregate income from operations for the First Half of Fiscal 2004 of approximately $0.2 million. Excluding the impact of currency translation, income from operations for the First Half of Fiscal 2004 would have been $20.2 million.

Interest expense decreased $0.6 million to $1.4 million for the First Half of Fiscal 2004, compared to $2.0 million for the First Half of Fiscal 2003, due to a reduction in the Company’s long-term debt obligations.

Interest income decreased $0.2 million to $0.9 million for the First Half of Fiscal 2004, compared to $1.1 million for the First Half of 2003, as the effect of interest rate decreases more than offset increases in the Company’s cash, cash equivalents and short-term investments in the First Half of Fiscal 2004 versus the First Half of Fiscal 2003.

Other income, net decreased $0.4 million to $1.3 million for the First Half of Fiscal 2004, compared to $1.7 million for the First Half of 2003, primarily due to a $1.3 million gain from proceeds associated with a cancelled customer contract in the First Half Fiscal 2003, partially offset by gains on foreign currency transactions in the First Half of Fiscal 2004.

Income before discontinued operations increased 16.5% to $14.1 million for the First Half of Fiscal 2004, compared to $12.1 million for the First Half of Fiscal 2003, primarily driven by increased gross profit due to favorable product mix.

Net income was $14.1 million for the First Half of Fiscal 2004, compared to $9.5 million for the First Half of Fiscal 2003. The increase was largely due to improved operating earnings in the First Half of Fiscal 2004 and a $2.6 million loss on discontinued operations in the First Half of Fiscal 2003. The effective tax rate for the First Half of Fiscal 2004 was 33.3%, approximately flat with a tax rate of 33.0% for the First Half of Fiscal 2003. The tax rate for fiscal year 2004 is expected to be approximately 33% but may vary due to the Company’s mix of U.S. and foreign income, foreign exports, and other items. There was no significant impact on net income for the First Half of Fiscal 2004 as a result of translating foreign-denominated net income into U.S. dollars.

Capital Resources and Liquidity

Total cash flow for the First Half of Fiscal 2004 increased from the First Half of Fiscal 2003 due to the conversion of short-term investments, reduction in long-term debt payments, proceeds received from short-term bank notes and stock option exercises, and improved earnings, partially offset by increased working capital requirements. During the First Half of Fiscal 2004, cash, cash equivalents and short-term investments increased by $28.3 million. The Company believes that its anticipated operating cash flow, funds available from cash and cash equivalents totaling $161.0 million at March 27,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Capital Resources and Liquidity (continued)

2004, and unused financing sources are adequate to fund ongoing operations, capital expenditures, and share repurchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $28.0 million for the First half of Fiscal 2004, compared to cash provided of $29.5 million for the First Half of Fiscal 2003. The decrease in cash provided by operating activities is primarily due to significant improvements in accounts receivable and inventory made in the First Half of Fiscal 2003 totaling $17.4 million, partially offset by lower income tax payments of $7.2 million and improved earnings of $2.0 million in the First Half of Fiscal 2004.

Cash flows from investing activities provided cash totaling $55.9 million for the First Half of Fiscal 2004, compared to a cash usage of $21.8 million for the First Half of Fiscal 2003. The increase in cash provided by investing activities was primarily the result of $59.8 million of proceeds from the conversion of short-term investments to cash and cash equivalents in the First Half of Fiscal 2004.

Cash flows from financing activities provided cash totaling $1.4 million for the First Half of Fiscal 2004, compared to a cash usage of $13.4 million for the First Half of Fiscal 2003. This decrease in cash usage resulted from reduced long-term debt payments of $7.5 million and increased proceeds from short-term bank notes and stock option exercises of $4.7 million and $2.6 million, respectively.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At March 27, 2004, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

On January 27, 2004 the Company announced that its Board of Directors authorized the repurchase of 2.5 million shares of its common stock, in addition to approximately 0.6 million shares remaining for repurchase under an existing Board authorization. The authorization allows the Company to purchase the shares at prevailing market prices in the open market, via block purchases or in private transactions, and may be discontinued at any time. During Second Quarter of Fiscal 2004, the Company purchased 187,400 shares of its common stock for $4.9 million. See Part II, Item 2 of this Form 10-Q for further information.

Other Matters

The Company is exposed to market risk from changes in foreign currency exchange rates that can affect its results from operations and financial condition. To minimize this risk, the Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and, when deemed appropriate, through the use of foreign currency forward exchange contracts. These contracts are used to hedge the Company’s overall exposure to exchange rate fluctuations, as the gains and losses on these contracts offset gains and losses on the assets, liabilities, and cash flows being hedged.

The Company’s dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company’s dividend payout ratio target is approximately 25% of earnings per share over the long term.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

(iii)

Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates. The Company derives significant revenue from the global ground vehicles and aeropace industries, and is therefore subject to economic cycles affecting these customers.

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

(vii)	The Company operates internationally and thus is subject to foreign currency exchange rate changes, which can affect its results from operations and financial condition.

(viii)

The Company’s short-term investments and borrowings carry floating interest rate risk. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of its debt.

The foregoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At March 27, 2004, the Company had an investment portfolio consisting of investments maturing in less than 90 days, accounted for as cash equivalents. These cash equivalents include fixed income securities that, because of their maturity dates or periodic repricing, are not subject to significant interest rate risk.

The Company operates internationally and thus is subject to foreign currency exchange rate changes. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase of approximately $6.6 million in revenue for the six months ended March 27, 2004. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in a decrease of approximately $6.6 million in revenue for the six months ended March 27, 2004. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency exchange rate changes on intercompany foreign currency denominated balance sheet positions. Additional information is included in Note 7 in the Condensed Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

At March 27, 2004, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.0% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of March 27, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting during the fiscal quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

December 28, 2003 –
January 31, 2004	0	$—	0	3,010,238

February 1, 2004 –
February 28, 2004	49,000	$26.00	49,000	2,961,238

February 29, 2004 –
March 27, 2004	138,400	$26.30	138,400	2,822,838

The Company purchases Company common stock primarily to offset the dilution created by employee compensation programs such as stock option, restricted stock and the Employee Stock Purchase programs. A secondary purpose of the purchases is as an alternative in returning excess cash to shareholders.

The Company has two publicly announced stock purchase programs which have been approved by the Board of Directors. The Board approved a 1.5 million share repurchase program in May 2002. On January 27, 2004, the Board approved an additional 2.4 million share repurchase program. Pricing under both programs has been delegated to management. There is no expiration date for these programs.

The Company has executed the Company stock purchases in accordance with Rule 10b-18 of the Securities Act of 1934. There have been no other purchases of the Company’s common stock.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on January 27, 2004.

(b)	The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders:

	Voted For	Voted Against
Dugald K.Campbell	18,683,784	740,106
Jean-Lou Chameau	18,997,688	426,202
Merlin E. Dewing	18,923,567	500,323
Sidney W. Emery, Jr	18,969,577	454,313
Brendan C. Hegarty	18,632,715	791,175
Barb J. Samardzich	18,681,720	742,170
Linda Hall Whitman	18,918,576	505,314
There were no abstentions or broker non-votes for any of the directors.

(c)	KPMG LLP was ratified to serve as the Company’s independent certified public auditors for fiscal year 2004 with 19,111,609 votes in favor, 290,977 votes against, and 26,304 votes abstained.

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

Item 6.   Exhibits and Reports on Form 8-K (continued)

(b) Reports on Form 8-K:

On January 22, 2004, the Company filed a Current Report on Form 8-K to furnish to the SEC the Company’s first quarter fiscal 2004 earnings release under Item 12.

On January 29, 2004, the Company filed a Current Report on Form 8-K to furnish to the SEC a presentation to the shareholders of MTS Systems Corporation under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: May 11, 2004	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer
Dated: May 11, 2004	/s/ Susan E. Knight

Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).