Form 10-Q
period 2004-06-26
MTS SYSTEMS CORP
filed 2004-08-10
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 26, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

     X          Yes                               No

The number of shares outstanding of the Registrant’s common stock as of August 6, 2004 was 20,441,219 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 26, 2004

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited — in thousands, except per share data)

	June 26, 2004	September 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$146,675	$74,183
Short-term investments	—	58,560
Accounts receivable, net of allowances for doubtful accounts	67,196	59,637
Unbilled contracts and retainage receivable	26,401	21,939
Inventories	35,722	34,709
Prepaid expenses	6,725	3,928
Current deferred tax assets	9,621	9,682
Other current assets	635	2,075

Total current assets	292,975	264,713

Property and Equipment:
Land	2,478	3,247
Buildings and improvements	46,665	47,031
Machinery and equipment	87,677	84,834
Accumulated depreciation	(83,715)	(78,908)

Total property and equipment, net	53,105	56,204

Goodwill	4,429	4,383
Other assets	2,171	2,562
Non-current deferred tax assets	2,524	2,516

Total Assets	$355,204	$330,378

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Notes payable	$1,537	$383
Current maturities of long-term debt	6,845	6,839
Accounts payable	13,189	10,483
Accrued payroll-related costs	25,555	25,308
Advance payments from customers	52,112	40,456
Accrued warranty costs	6,287	4,862
Accrued income taxes	9,062	5,571
Other accrued liabilities	15,275	15,272

Total current liabilities	129,862	109,174

Deferred income taxes	6,533	6,265
Long-term debt, less current maturities	29,195	30,487
Other long-term liabilities	9,267	8,346

Total Liabilities	174,857	154,272

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
20,348 and 20,720 shares issued and outstanding	5,087	5,180
Additional paid-in capital	—	1,534
Retained earnings	164,564	162,076
Accumulated other comprehensive income	10,696	7,316

Total shareholders’ investment	180,347	176,106

Total Liabilities and Shareholders’ Investment	$355,204	$330,378

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited — in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenue	$91,528	$79,312	$264,398	$256,987
Cost of sales	54,595	48,573	158,574	161,622

Gross profit	36,933	30,739	105,824	95,365

Operating expenses:
Selling	15,341	12,951	43,778	39,303
General and administrative	7,825	6,637	20,858	20,078
Research and development	3,468	3,986	10,529	11,609

Total operating expenses	26,634	23,574	75,165	70,990

Income from operations	10,299	7,165	30,659	24,375

Interest expense	(765)	(811)	(2,148)	(2,804)
Interest income	495	660	1,360	1,764
Other income (expense), net	580	(917)	1,904	795

Income before income taxes and discontinued operations	10,609	6,097	31,775	24,130
Provision for income taxes	3,981	2,012	11,029	7,963

Income before discontinued operations	6,628	4,085	20,746	16,167
Discontinued operations:
Income from discontinued operations, net of tax	—	419	—	199
Income (loss) on sale of discontinued businesses, net of tax	—	1,225	—	(1,177)

Income (loss) from discontinued operations, net of tax	—	1,644	—	(978)

Net income	$6,628	$5,729	$20,746	$15,189

Earnings per share:
Basic–
Income before discontinued operations	$0.32	$0.19	$0.99	$0.77
Discontinued operations:
Income from discontinued operations, net of tax	—	0.02	—	0.01
Income (loss) on sale of discontinued businesses, net of tax	—	0.06	—	(0.06)

Income (loss) from discontinued operations, net of tax	—	0.08	—	(0.05)

Earnings per share	$0.32	$0.27	$0.99	$0.72

Weighted average number of common shares outstanding – basic	20,735	21,049	20,869	21,098

Diluted–
Income before discontinued operations	$0.31	$0.19	$0.96	$0.76
Discontinued operations:
Income from discontinued operations, net of tax	—	0.02	—	0.01
Income (loss) on sale of discontinued businesses, net of tax	—	0.06	—	(0.06)

Income (loss) from discontinued operations, net of tax	—	0.08	—	(0.05)

Earnings per share	$0.31	$0.27	$0.96	$0.71

Weighted average number of common shares outstanding – diluted	21,566	21,433	21,705	21,397

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited — in thousands)

	Nine Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$20,746	$15,189
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	—	(199)
Loss on sale of discontinued businesses	—	1,177
Gain on sale of property and equipment	(363)	—
Depreciation and amortization	6,882	7,104
Deferred income taxes	(27)	69
Bad debt provision	140	225
Changes in operating assets and liabilities, net of effects of businesses divested:
Accounts, unbilled contracts and retainage receivables	(9,818)	18,750
Inventories	(24)	6,934
Prepaid expenses	(2,158)	835
Other assets	1,588	(1,015)
Accounts payable	2,535	493
Accrued payroll-related costs	866	4,778
Advance payments from customers	10,363	4,007
Accrued warranty costs	1,346	350
Other current liabilities	4,736	(6,323)

Net cash provided by operating activities	36,812	52,374

Cash flows from investing activities:
Additions to property and equipment	(4,312)	(4,931)
Proceeds from sale of property and equipement	1,952	—
Proceeds from maturity of short-term investments	59,814	42,594
Purchases of short-term investments	(1,254)	(54,196)
Net proceeds from sale of businesses	—	12,356

Net cash provided by (used in) investing activities	56,200	(4,177)

Cash flows from financing activities:
Net repayments under short-term borrowings	(406)	(230)
Proceeds received under notes payable to banks	4,686	—
Payments of notes payable to banks	(3,149)	—
Payments of long-term debt	(1,298)	(9,557)
Cash dividends	(3,807)	(3,806)
Proceeds from exercise of stock options	8,378	4,698
Payments to purchase and retire common stock	(26,672)	(5,888)

Net cash used in financing activities	(22,268)	(14,783)

Net cash provided by discontinued operations	—	182
Effect of exchange rate on changes in cash	1,748	2,982

Net increase in cash and cash equivalents	72,492	36,578
Cash and cash equivalents, at beginning of period	74,183	62,456

Cash and cash equivalents, at end of period	$146,675	$99,034

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest expense	$2,017	$1,959
Income taxes	$7,083	$12,468

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K filed with the SEC. Interim results of operations for the three- and nine-month periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Inventories.   Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 26, 2004 and September 27, 2003, respectively, were as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	June 26, 2004	September 27, 2003
	(in thousands of dollars)
Customer projects in various
stages of completion	$14,069	$12,260
Components,
assemblies and parts	21,653	22,449

Total	$35,722	$34,709

Warranty Obligations.   Sales of the Company’s products and systems are subject to limited warranty guarantees. For sales that include installation services, system guarantees typically extend for a period of twelve months from the date of either shipment or system acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Standard warranty terms are included in customer contracts. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended June 26, 2004 and June 28, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(in thousands of dollars)
Beginning balance	$5,271	$5,035	$4,862	$4,482
Warranty provisions	1,974	1,386	5,240	4,396
Warranty claims	(966)	(1,572)	(3,899)	(4,167)
Currency translation	8	187	84	325

Ending balance	$6,287	$5,036	$6,287	$5,036

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 and has elected to not expense these arrangements under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the periods ended June 26, 2004 and June 28, 2003 would have been as follows:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(in thousands, except per share data)
Net income:
As reported	$6,628	$5,729	$20,746	$15,189
Deduct fair value of employee stock-based
compensation expense, net of tax	(577)	(690)	(1,594)	(1,877)

Pro forma	$6,051	$5,039	$19,152	$13,312

Basic Earnings Per Share:
As reported	$0.32	$0.27	$0.99	$0.72
Pro forma	0.29	0.24	0.92	0.63

Diluted Earnings Per Share:
As reported	$0.31	$0.27	$0.96	$0.71
Pro forma	0.28	0.24	0.88	0.62

2.   Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The annual disclosure requirements for the Company’s foreign retirement plans apply to fiscal years ending after June 15, 2004 and will be incorporated in the Company’s year-end Consolidated Financial Statements for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit cost were effective for the first interim period beginning after December 15, 2003, and have been included in Note 9 of the Condensed Notes to Consolidated Financial Statements within this Form 10-Q. Interim period disclosure requirements related to contributions are effective for the first interim period following the application of the annual disclosure requirements and will be incorporated in interim period financial statements following the Company’s fiscal 2004 year-end.

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

Following are the operating results of the discontinued operations included in the Company’s results for the three- and nine-month periods ended June 28, 2003:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended June 28, 2003	Nine Months Ended June 28, 2003
	(in thousands of dollars)
Revenue	$1,581	$15,756
Income on discontinued operations before taxes
and gain (loss) on sale	$697	$353

4.   Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(in thousands, except per share data)

Income before discontinued operations	$6,628	$4,085	$20,746	$16,167
Discontinued operations:
Income from discontinued operations, net of tax	—	419	—	199
Income (loss) on sale of discontinued businesses, net of tax	—	1,225	—	(1,177)

Income (loss) from discontinued operations, net of tax	—	1,644	—	(978)

Net income	$6,628	$5,729	$20,746	$15,189

Weighted average common shares outstanding	20,735	21,049	20,869	21,098
Diluted potential common shares	831	384	836	299

Total diluted common shares	21,566	21,433	21,705	21,397

Earnings per share:
Basic:
Income before discontinued operations	$0.32	$0.19	$0.99	$0.77
Discontinued operations:
Income from discontinued operations, net of tax	—	0.02	—	0.01
Income (loss) on sale of discontinued businesses, net of tax	—	0.06	—	(0.06)

Income (loss) from discontinued operations, net of tax	—	0.08	—	(0.05)

Earnings per share	$0.32	$0.27	$0.99	$0.72

Diluted:
Income before discontinued operations	$0.31	$0.19	$0.96	$0.76
Discontinued operations:
Income from discontinued operations, net of tax	—	0.02	—	0.01
Income (loss) on sale of discontinued businesses, net of tax	—	0.06	—	(0.06)

Income (loss) from discontinued operations, net of tax	—	0.08	—	(0.05)

Earnings per share	$0.31	$0.27	$0.96	$0.71

5.   Business Segment Information

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments called Test and Industrial. The Test segment provides testing equipment, integrated software, and consulting services to the ground vehicles, aerospace, and

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

infrastructure markets. The Industrial segment provides component solutions, such as position sensors, that automate machines and machine tools, as well as components for aerospace applications.

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(in thousands of dollars)
Revenue by Segment:
Test	$76,604	$66,675	$222,988	$221,431
Industrial	14,924	12,637	41,410	35,556

Total revenue	$91,528	$79,312	$264,398	$256,987

Income from Operations by Segment:
Test	$8,213	$6,051	$25,813	$21,761
Industrial	2,086	1,114	4,846	2,614

Total income from operations	$10,299	$7,165	$30,659	$24,375

6.   Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward exchange contracts with highly rated financial institutions to hedge the U.S. dollar value of expected cash flows denominated in foreign currencies. The contracts are designated as foreign currency cash flow hedges, and subsequent changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet until they are recognized in earnings at the time the expected cash flow occurs.

The Company periodically assesses whether the foreign currency forward exchange contracts are effective in hedging the change in dollar value of the expected foreign currency cash flows. In the period when a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively and records the unrealized gains or losses recorded in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet within Other Income (Expense), net on the Consolidated Statement of Income. Subsequent changes in market value are recorded in Other Income (Expense), net on the Consolidated Statement of Income.

The Company also uses foreign currency forward exchange contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The related gains and losses are included in Other Income (Expense), net on the Consolidated Statement of Income. The Company does not use derivative financial instruments for speculative or trading purposes.

At June 26, 2004 and June 28, 2003, the Company had outstanding foreign currency forward exchange contracts with gross U.S. dollar notional equivalent amounts of $25.2 million and $24.5 million, respectively. The market value of the foreign currency forward exchange contracts was ($0.5) million at June 28, 2003. At June 26, 2004, the market value of foreign currency forward exchange contracts was not material. The amounts recognized in earnings as a result of the ineffectiveness of cash flow hedges were not material for the three-month periods ended June 26, 2004 and June 28, 2003. As of June 26, 2004, no material amount was projected to be reclassified from Accumulated Other Comprehensive Income into earnings over the next 12 months. As of June 28, 2003, approximately ($0.6) was projected to be reclassified from Accumulated Other Comprehensive Income into earnings over the next 12 months. The maximum maturity length of any derivative was 1 year at June 26, 2004 and 0.9 years at June 28, 2003.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7.   Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities as of June 26, 2004 or June 28, 2003.

Comprehensive income for the periods ended June 26, 2004 and June 28, 2003 was as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(in thousands of dollars)
Net income	$6,628	$5,729	$20,746	$15,189
Change in cumulative translation adjustment	255	4,137	2,916	6,768
Change in unrealized gain (loss) on derivative
instruments	33	100	464	(519)

Comprehensive income	$6,916	$9,966	$24,126	$21,438

8.   Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended June 26, 2004 and June 28, 2003 includes the following components:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(in thousands of dollars)
Service cost-benefit earned during the period	$77	$59	$230	$177
Interest cost on projected benefit obligation	106	90	318	270
Net amortization and deferral	5	4	15	13

Net periodic retirement cost	$188	$153	$563	$460

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

Overall Results

Three Months Ended June 26, 2004 (“Third Quarter of Fiscal 2004”) Compared to Three Months Ended June 28, 2003 (“Third Quarter of Fiscal 2003”)

Orders for the Third Quarter of Fiscal 2004 decreased 18.5% to $79.7 million compared to $97.8 million for the Third Quarter of Fiscal 2003, primarily driven by decreased volume in the Test segment in both North America and Europe, partially offset by an increase in Industrial segment volume across all geographic areas. Fiscal 2003 orders included a

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Overall Results (continued)

$10 million ground vehicle order that did not recur in fiscal 2004. Backlog of undelivered orders at June 26, 2004 was $204.1 million, a decrease of 5.3% from backlog of $215.5 million at March 27, 2004, primarily due to decreased order volume. Revenue of $91.5 million for the Third Quarter of Fiscal 2004 increased 15.4% compared to revenue of $79.3 million for the Third Quarter of Fiscal 2003, primarily due to higher beginning backlog, project timing and a $3.2 million favorable impact from currency translation. Income before discontinued operations for the Third Quarter of Fiscal 2004 was $6.6 million, or $0.31 per diluted share, an increase of 61.0% compared to $4.1 million, or $0.19 per diluted share, for the Third Quarter of Fiscal 2003, primarily driven by higher volume in both segments as well as $1.1 million of foreign currency transaction losses in fiscal 2003 that did not repeat in fiscal 2004. Net income for the Third Quarter of Fiscal 2004 was $6.6 million, or $0.31 per diluted share, an increase of 15.8% compared to $5.7 million, or $0.27 per diluted share, for the Third Quarter of Fiscal 2003. Third Quarter of Fiscal 2003 includes a $1.2 million gain from the sale of discontinued businesses and $0.4 million income from discontinued operations in fiscal 2003.

Nine Months Ended June 26, 2004 (“First Nine Months of Fiscal 2004”) Compared to Nine Months Ended June 28, 2003 (“First Nine Months of Fiscal 2003”)

Orders for the First Nine Months of Fiscal 2004 increased 24.7% to $314.4 million compared to $252.1 million for the First Nine Months of Fiscal 2003, primarily the result of booking, in the First Quarter of Fiscal 2004, two large, multi-year, international contracts for test equipment, software and support totaling in excess of $48 million. Excluding these bookings, orders for the First Nine Months of Fiscal 2004 increased 5.7%, driven by increased volume in the Test segment in Asia and the Industrial segment in Europe and Asia. Backlog of undelivered orders at June 26, 2004 increased 28.1% to $204.1 million, compared to backlog of $159.3 million at September 27, 2003 on higher order volume, partially offset by the unusually large cancellation in January 2004 of a $10.4 million customer order that was included in backlog at September 27, 2003. Revenue of $264.4 million for the First Nine Months of Fiscal 2004 increased 2.9% compared to $257.0 million for the First Nine Months of Fiscal 2003, driven by a $13.2 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the First Nine Months of Fiscal 2004 would have decreased $5.8 million, primarily due to lower beginning backlog and reduced short-cycle business in the Test segment, partially offset by an increase in volume in the Industrial segment. Income before discontinued operations for the First Nine Months of Fiscal 2004 was $20.7 million, or $0.96 per diluted share, an increase of 27.8% compared to $16.2 million, or $0.76 per diluted share, for the First Nine Months of Fiscal 2003, primarily reflecting increased volume in both business segments as well as $1.6 million of foreign currency transaction losses in fiscal 2003 that did not repeat in fiscal 2004. Net income for the First Nine Months of Fiscal 2004 was $20.7 million, or $0.96 per diluted share, an increase of 36.2% compared to $15.2 million, or $0.71 per diluted share, for the First Nine Months of Fiscal 2003, which included a $1.0 million loss from discontinued operations.

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
(continued)

Critical Accounting Policies (continued)

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

New Accounting Principles

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The annual disclosure requirements for the Company’s foreign retirement plans apply to fiscal years ending after June 15, 2004 and will be incorporated in the Company’s year-end Consolidated Financial Statements for fiscal 2004. Interim period disclosure requirements related to the components of net periodic benefit cost were effective for the first interim period beginning after December 15, 2003, and have been included in Note 9 of the Condensed Notes to Consolidated Financial Statements within this Form 10-Q. Interim period disclosure requirements related to contributions are effective for the first interim period following the application of the annual disclosure requirements and will be incorporated in interim period financial statements following the Company’s fiscal 2004 year-end.

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

Orders and Backlog

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Orders during the Third Quarter of Fiscal 2004 aggregated $79.7 million, a decrease of 18.5% compared to orders of $97.8 million booked during the Third Quarter of Fiscal 2003. The decrease is primarily the result of decreased volume in the Test segment in Europe and the North America, partially offset by an increase in Industrial segment volume across all geographic areas. Fiscal 2003 results included a $10 million ground vehicle order that did not recur in fiscal 2004.

Orders for the Test segment in the Third Quarter of Fiscal 2004 decreased 24.9% to $64.4 million, compared to orders of $85.7 million for the Third Quarter of Fiscal 2003. This decrease was largely due to decreased volume in both Europe and the Americas. The Test segment accounted for 80.8% of total Company orders for the Third Quarter of Fiscal 2004, compared to 87.6% for the Third Quarter of Fiscal 2003.

Orders for the Industrial segment in the Third Quarter of Fiscal 2004 increased 26.4% to $15.3 million, compared to orders of $12.1 million for the Third Quarter of Fiscal 2003. This increase was largely due to increased volume in the Sensors business across all geographic areas and higher demand in the AeroMet business. The Industrial segment accounted for 19.2% of total Company orders in the Third Quarter of Fiscal 2004, compared to 12.4% in the Third Quarter of Fiscal 2003.

Backlog of undelivered orders at June 26, 2004 was $204.1 million, a decrease of 5.3% from backlog of $215.5 million at March 27, 2004. The decrease is primarily due to the lower order volume. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Orders and Backlog (continued)

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

Orders during the First Nine Months of Fiscal 2004 aggregated $314.4 million, an increase of 24.7% compared to orders of $252.1 million booked during the First Nine Months of Fiscal 2003. The increase is primarily the result of booking two large, multi-year, international contracts for test equipment, software and support totaling in excess of $48 million. Excluding these bookings, orders for the First Nine Months of Fiscal 2004 increased 5.7%, driven by increased volume in the Test segment in Asia and the Industrial segment in Europe and Asia.

Orders for the Test segment in the First Nine Months of Fiscal 2004 increased 26.4% to $274.0 million, compared to orders of $216.7 million for the First Nine Months of Fiscal 2003. The increase is largely due to the two large orders totaling in excess of $48 million. Excluding these bookings, orders for the First Nine Months of Fiscal 2004 increased 4.3%, driven by increased volume in Asia, partially offset by decreases in Europe and North America. The Test segment accounted for 87.2% of total Company orders during the First Nine Months of Fiscal 2004, compared to 86.0% for the First Nine Months of Fiscal 2003.

Orders for the Industrial segment in the First Nine Months of Fiscal 2004 increased 14.1% to $40.4 million, compared to orders of $35.4 million in the First Nine Months of Fiscal 2003. The increase reflects continued strength in the Sensors business across all geographic locations. The Industrial segment accounted for 12.8% of total Company orders for the First Nine Months of Fiscal 2004, compared to 14.0% for the First Nine Months of Fiscal 2003.

Backlog of undelivered orders at June 26, 2004 was $204.1 million, an increase of 28.1% from backlog of $159.3 million at September 27, 2003. The increase is due to increased order volume, partially offset by the unusually large cancellation in January 2004 of a $10.4 million customer order that was included in backlog at September 27, 2003. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

Results of Operations

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Revenue for the Third Quarter of Fiscal 2004 was $91.5 million, an increase of $12.2 million, or 15.4%, compared to revenue of $79.3 million for the Third Quarter of Fiscal 2003. Revenue from international customers for the Third Quarter of Fiscal 2004 represented 56.8% of total revenue, compared to 56.2% for the Third Quarter of Fiscal 2003. Revenue generated by the Test segment was $76.6 million for the Third Quarter of Fiscal 2004, an increase of 14.8%, from revenue of $66.7 million for the Third Quarter of Fiscal 2003. The increase is primarily due to timing of large custom projects and a $2.6 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Test segment for the Third Quarter of Fiscal 2004 would have increased by approximately $7.3 million compared to the Third Quarter of Fiscal 2003. Industrial segment revenue increased 18.3%, to $14.9 million, for the Third Quarter of Fiscal 2004 from $12.6 million for the Third Quarter of Fiscal 2003, driven by increased volume in the Sensors business and a $0.6 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the Third Quarter of Fiscal 2004 would have increased by approximately $1.7 million compared to the Third Quarter of Fiscal 2003.

Gross profit for the Third Quarter of Fiscal 2004 increased 20.2%, to $36.9 million, compared to gross profit of $30.7 million for the Third Quarter of Fiscal 2003. Gross profit as a percentage of revenue was 40.3% for the Third Quarter of Fiscal 2004, an increase of 1.6 percentage points from 38.7% for the Third Quarter of Fiscal 2003. Gross profit as a percent of revenue for the Test segment was 38.8% for the Third Quarter of Fiscal 2004 compared to 36.6% for the Third Quarter of Fiscal 2003. This increase of 2.2 percentage points was primarily due to volume and productivity improvements as well as a favorable impact from currency translation of 1.0 percentage point. Excluding the impact of currency translation, gross profit for the Test segment as a percentage of revenue for the Third Quarter of Fiscal 2004 would have been 37.8%. Gross profit as a percent of revenue for the Industrial segment decreased to 48.4% for the Third Quarter of Fiscal 2004, compared to 50.1% for the Third Quarter of Fiscal 2003, primarily due to unfavorable product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Selling expenses for the Third Quarter of Fiscal 2004 increased to $15.3 million, or 17.7%, from $13.0 million for the Third Quarter of Fiscal 2003. Selling expense as a percentage of revenue increased to 16.7% for the Third Quarter of Fiscal 2004, compared to 16.4% for the Third Quarter of Fiscal 2003, primarily due to increased investment in marketing initiatives.

General and administrative expenses totaled $7.8 million for the Third Quarter of Fiscal 2004, an increase of 18.2% compared to $6.6 million for the Third Quarter of Fiscal 2003. This increase was primarily due to consulting and legal expenses of $0.9 million and $0.3 million, respectively. General and administrative expense as a percentage of revenue increased to 8.5% for the Third Quarter of Fiscal 2004, compared to 8.3% for the Third Quarter of Fiscal 2003.

Research and development expenses totaled $3.5 million for the Third Quarter of Fiscal 2004, a decrease of 12.5% compared to $4.0 million for the Third Quarter of Fiscal 2003, reflecting $0.8 million decrease due to near term resource and project reprioritization, partially offset by $0.3 million increased investment in the software and consulting market. Research and development expense as a percentage of revenue decreased to 3.8% for the Third Quarter of Fiscal 2004, compared to 5.0% for the Third Quarter of Fiscal 2003.

Income from operations increased 43.1% to $10.3 million for the Third Quarter of Fiscal 2004, compared to $7.2 million for the Third Quarter of Fiscal 2003. Income from operations in the Test segment increased $2.1 million, or 34.4%, to $8.2 million for the Third Quarter of Fiscal 2004, compared to $6.1 for the Third Quarter of Fiscal 2003, primarily due to higher volume, improved productivity and a $1.4 million favorable impact of foreign currency translation. Excluding the impact of currency translation, income from operations for the Test segment for the Third Quarter of Fiscal 2004 would have been $6.8 million. Income from operations in the Industrial segment increased by $1.0 million to $2.1 million for the Third Quarter of Fiscal 2004, compared to $1.1 million for the Third Quarter of Fiscal 2003, due to improved volume.

Interest expense was $0.8 million for the Third Quarter of Fiscal 2004, relatively flat compared to the Third Quarter of Fiscal 2003.

Interest income decreased $0.2 million to $0.5 million for the Third Quarter of Fiscal 2004, compared to $0.7 million for the Third Quarter of 2003, reflecting an increase in tax exempt investments yielding lower pre-tax rates of interest in the Third Quarter of Fiscal 2004 versus the Third Quarter of Fiscal 2003.

Other income (expense), net increased $1.5 million to income of $0.6 million for the Third Quarter of Fiscal 2004, compared to an expense of $0.9 million for the Third Quarter of Fiscal 2003, primarily due to $1.1 million of losses on foreign currency transactions in the Third Quarter of Fiscal 2003 that did not recur in the Third Quarter of Fiscal 2004.

Income before discontinued operations increased 61.0% to $6.6 million for the Third Quarter of Fiscal 2004, compared to $4.1 million for the Third Quarter of Fiscal 2003, primarily driven by increased volume, productivity improvements and currency translation, partially offset by an increase in the effective tax rate. The effective tax rate for the Third Quarter of Fiscal 2004 was 37.5%, an increase of 4.5 percentage points, compared to a tax rate of 33.0% for the Third Quarter of Fiscal 2003, reflecting an adjustment for a change in estimate in the Company’s anticipated annual tax rate for fiscal year 2004 to 34.7%. This increased tax rate is attributed to higher anticipated earnings and a reduction in the expected research and development tax credits and export tax benefit.

Net income was $6.6 million for the Third Quarter of Fiscal 2004, compared to $5.7 million for the Third Quarter of Fiscal 2003. The increase was largely due to improved income from operations and currency translation, partially offset by $1.6 million of income from discontinued operations during the Third Quarter of Fiscal 2003. Translating foreign-denominated net income into U.S. dollars resulted in an increase in net income for the Third Quarter of Fiscal 2004 of approximately $1.0 million. Excluding the impact of currency, net income for the Third Quarter of Fiscal 2004 would have been $5.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

Revenue for the First Nine Months of Fiscal 2004 was $264.4 million, an increase of $7.4 million, or 2.9%, compared to revenue of $257.0 million for the First Nine Months of Fiscal 2003. Revenue from international customers for the First Nine Months of Fiscal 2004 represented 57.0% of total revenue, compared to 53.3% for the First Nine Months of Fiscal 2003. Revenue generated by the Test segment was $223.0 million for the First Nine Months of Fiscal 2004, an increase of 0.7% from $221.4 million for the First Nine Months of Fiscal 2003. The increase is primarily due to a $10.6 million favorable impact from foreign currency translation. Excluding the impact of currency translation, revenue for the Test segment for the First Nine Months of Fiscal 2004 would have decreased by approximately $9.0 million compared to the First Nine Months of Fiscal 2003, driven by lower beginning backlog and a reduction in short-cycle business. Industrial segment revenue increased 16.3%, to $41.4 million, for the First Nine Months of Fiscal 2004 from $35.6 million for the First Nine Months of Fiscal 2003, driven by increased volume in the Sensors business and a $2.7 million favorable impact from foreign currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the First Nine Months of Fiscal 2004 would have increased by approximately $3.1 million compared to the First Nine Months of Fiscal 2003.

Gross profit for the First Nine Months of Fiscal 2004 increased 10.9%, to $105.8 million, compared to gross profit of $95.4 million for the First Nine Months of Fiscal 2003. Gross profit as a percentage of revenue was 40.0% for the First Nine Months of Fiscal 2004, an increase of 2.9 percentage points from 37.1% for the First Nine Months of Fiscal 2003. Gross profit as a percent of revenue for the Test segment was 38.4% for the First Nine Months of Fiscal 2004 compared to 35.4% for the First Nine Months of Fiscal 2003, primarily due to productivity improvements, partially offset by an unfavorable impact of currency translation of 0.7 percentage points. Excluding the impact of currency translation, gross profit as a percentage of revenue for the Third Quarter of Fiscal 2004 would have been 39.1%. Gross profit as a percent of revenue for the Industrial segment increased to 48.6% for the First Nine Months of Fiscal 2004, compared to 47.7% for the First Nine Months of Fiscal 2003, primarily due to favorable product mix in the First Nine Months of Fiscal 2004 and costs associated with a canceled customer contract in the First Nine Months of Fiscal 2003. There was no significant impact on gross profit for the Industrial segment for the First Nine Months of Fiscal 2004 as a result of translating foreign-denominated gross profit into U.S. dollars.

Selling expenses for the First Nine Months of Fiscal 2004 increased to $43.8 million, or 11.5%, from $39.3 million for the First Nine Months of Fiscal 2003, primarily due to increased investment in marketing initiatives. Selling expense as a percentage of revenue increased to 16.6% for the First Nine Months of Fiscal 2004, compared to 15.3% for the First Nine Months of Fiscal 2003.

General and administrative expenses totaled $20.9 million for the First Nine Months of Fiscal 2004, an increase of 4.0% compared to $20.1 million for the First Nine Months of Fiscal 2003. This increase was primarily due to an increase in consulting expenses of $1.0 million. General and administrative expense as a percentage of revenue for the First Nine Months of Fiscal 2004 was 7.9%, relatively flat compared to the First Nine Months of Fiscal 2003.

Research and development expenses totaled $10.5 million for the First Nine Months of Fiscal 2004, a decrease of 9.5% compared to $11.6 million for the First Nine Months of Fiscal 2003. This decrease was primarily due to near term resource and project reprioritization, partially offset by $0.6 million increased investment in the software and consulting market. Research and development expense as a percentage of revenue decreased to 4.0% for the First Nine Months of Fiscal 2004, compared to 4.5% for the First Nine Months of Fiscal 2003.

Income from operations increased 25.8% to $30.7 million for the First Nine Months of Fiscal 2004, compared to $24.4 million for the First Nine Months of Fiscal 2003. Income from operations in the Test segment increased 18.3% to $25.8 million for the First Nine Months of Fiscal 2004 compared to $21.8 million for the First Nine Months of Fiscal 2003, primarily due to improved productivity and a $1.0 million favorable impact from foreign currency translation. Excluding the impact of currency translation, income from operations for the Test segment for the First Nine Months of Fiscal 2004 would have been $24.8 million. Income from operations in the Industrial segment increased by 88.5% to $4.9 million for the First Nine Months of Fiscal 2004, compared to $2.6 million for the First Nine Months of Fiscal 2003, due to improved volume and a $0.6 million favorable impact from foreign currency translation. Excluding the impact of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

currency translation, income from operations for the Industrial segment for the First Nine Months of Fiscal 2004 would have been $4.3 million.

Interest expense decreased $0.7 million to $2.1 million for the First Nine Months of Fiscal 2004, compared to $2.8 million for the First Nine Months of Fiscal 2003, due to a reduction in the Company’s long-term debt obligations.

Interest income decreased $0.4 million to $1.4 million for the First Nine Months of Fiscal 2004, compared to $1.8 million for the First Nine Months of 2003, reflecting an increase in tax exempt investments yielding lower pre-tax rates of interest in the First Nine Months of Fiscal 2004 versus the First Nine Months of Fiscal 2003.

Other income, net increased $1.1 million to $1.9 million for the First Nine Months of Fiscal 2004, compared to $0.8 million for the First Nine Months of 2003. Other income for the First Nine Months of Fiscal 2004 primarily reflects $1.1 million of gains on foreign currency transactions. Other income for the First Nine Months of Fiscal 2003 consisted primarily of a one-time gain of $1.3 million from proceeds from penalties associated with a cancelled customer contract, partially offset by $0.8 million of losses on foreign currency transactions.

Income before discontinued operations increased 27.8% to $20.7 million for the First Nine Months of Fiscal 2004, compared to $16.2 million for the First Nine Months of Fiscal 2003, primarily driven by increased volume, productivity improvements, and as $1.6 million of foreign currency transaction losses in fiscal 2003 that did not recur in fiscal 2004. These items were partially offset by an increase in the Company’s effective tax rate. The effective tax rate for the First Nine Months of Fiscal 2004 was 34.7%, an increase of 1.7 percentage points compared to a tax rate of 33.0% for the First Nine Months of Fiscal 2003. This increased tax rate is attributed to higher anticipated earnings and a reduction in the expected research and development tax credits and export tax benefit. The tax rate for fiscal year 2004 is expected to be approximately 34.7% but may vary due to the Company’s mix of U.S. and foreign income, foreign exports, and other items.

Net income was $20.7 million for the First Nine Months of Fiscal 2004, compared to $15.2 million for the First Nine Months of Fiscal 2003. The increase was largely due to improved income from operations in the First Nine Months of Fiscal 2004 and a $1.0 million loss on discontinued operations in the First Nine Months of Fiscal 2003. Translating foreign-denominated net income into U.S. dollars resulted in an increase in net income for the First Nine Months of Fiscal 2004 of approximately $1.1 million. Excluding the impact of currency, net income for the First Nine Months of Fiscal 2004 would have been $19.6 million.

Capital Resources and Liquidity

Total cash flow for the First Nine Months of Fiscal 2004 increased from the First Nine Months of Fiscal 2003 due to the conversion of short-term investments to cash and cash equivalents, reduction in long-term debt payments, proceeds received from the exercise of stock options, and improved earnings, partially offset by an increase in share repurchases and significant improvements in accounts receivable and inventories in the First Nine Months of Fiscal 2003. During the First Nine Months of Fiscal 2004, cash, cash equivalents and short-term investments increased by $13.9 million. The Company believes that its anticipated operating cash flow, funds available from cash and cash equivalents totaling $146.7 million at June 26, 2004, and unused financing sources are adequate to fund ongoing operations, capital expenditures, and share repurchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $36.8 million for the First Nine Months of Fiscal 2004, compared to cash provided of $52.4 million for the First Nine Months of Fiscal 2003. The decrease in cash provided by operating activities is primarily due to significant improvements in accounts receivable and inventory made in the First Nine Months of Fiscal 2003 totaling $35.5 million, partially offset by lower income tax payments of $5.4 million, increased advanced payments from customers of $6.4 million and improved earnings of $4.6 million in the First Nine Months of Fiscal 2004.

Cash flows from investing activities provided cash totaling $56.2 million for the First Nine Months of Fiscal 2004, compared to a cash usage of $4.2 million for the First Nine Months of Fiscal 2003. The increase in cash provided by

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Capital Resources and Liquidity (continued)

investing activities was primarily the result of $70.2 million increased net proceeds from the conversion of short-term investments to cash and cash equivalents in the First Nine Months of Fiscal 2004, partially offset by $12.4 million of cash proceeds from the sale of discontinued businesses in fiscal 2003.

Cash flows from financing activities required the use of cash totaling $22.3 million for the First Nine Months of Fiscal 2004, compared to a cash usage of $14.8 million for the First Nine Months of Fiscal 2003. This increase in cash usage resulted from increased payments to purchase and retire common stock of $20.8 million, partially offset by reduced long-term debt payments of $8.3 million and increased proceeds from stock option exercises of $3.7 million.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At June 26, 2004, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

On January 27, 2004 the Company announced that its Board of Directors authorized the repurchase of 2.5 million shares of its common stock. The authorization allows the Company to purchase the shares at prevailing market prices in the open market, via block purchases or in private transactions, and may be discontinued at any time. During the First Nine Months of Fiscal 2004, the Company purchased 1,124,000 shares of its common stock for $26.7 million.

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

(iii)

Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates. The Company derives significant revenue from the global ground vehicles and aeropace industries, and is therefore is subject to economic cycles affecting these customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Forward-Looking Statements (continued)

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At June 26, 2004, the Company had an investment portfolio consisting of investments maturing in less than 90 days, accounted for as cash equivalents. These cash equivalents include fixed income securities that, because of their maturity dates or periodic repricing, are not subject to significant interest rate risk.

The Company operates internationally and thus is subject to foreign currency exchange rate changes. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase of approximately $10.3 million in revenue for the nine months ended June 26, 2004. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in a decrease of approximately $10.3 million in revenue for the nine months ended June 26, 2004. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency exchange rate changes on intercompany foreign currency denominated cash flows and balance sheet positions. Additional information is included in Note 7 in the Condensed Notes to Consolidated Financial Statements.

At June 26, 2004, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.0% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of June 26, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports

Item 4.   Controls and Procedures (continued)

it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting during the fiscal quarter ended June 26, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

      None

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

March 28, 2004 –
May 1, 2004	330,400	$ 25.83	330,400	2,592,438

May 2, 2004 –
May 29, 2004	298,400	$ 22.57	298,400	2,294,038

May 30, 2004 –
June 26, 2004	205,800	$ 22.17	205,800	2,088,238

Total	834,600	$ 23.76	834,600

The Company purchases Company common stock primarily to offset the dilution created by employee stock compensation programs such as stock options, restricted stock and the Employee Stock Purchase Plan. A secondary purpose is as an alternative in returning excess cash to shareholders.

During the quarter, the Company completed repurchases under a 1.5 million share program authorized by its Board of Directors in May of 2002. On January 27, 2004, the Company announced that its Board of Directors approved an additional 2.5 million share repurchase program. Pricing under the program has been delegated to management. There is no expiration date for the program.

The Company executed all the Company stock purchases in accordance with Rule 10b-18 of the Securities Act of 1934.

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

      (b)   Reports on Form 8-K:

On April 20, 2004, the Company filed a Current Report on Form 8-K to furnish to the SEC the Company's second quarter fiscal 2004 earnings release under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: August 10, 2004	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer
Dated: August 10, 2004	/s/ Susan E. Knight

Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).