Form 10-Q
period 2005-01-01
MTS SYSTEMS CORP
filed 2005-02-08
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 1, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

     X          Yes                               No

The number of shares outstanding of the Registrant’s common stock as of February 3, 2005 was 19,962,222 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 1, 2005

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited – in thousands, except per share data)

	January 1, 2005	October 2, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$127,365	$129,303
Accounts receivable, net of allowances for doubtful accounts	64,602	66,066
Unbilled accounts receivable	51,216	35,896
Inventories	39,501	37,736
Prepaid expenses	5,366	4,108
Current deferred tax assets	6,314	6,290
Other current assets	94	256

Total current assets	294,458	279,655

Property and Equipment:
Land	2,478	2,478
Buildings and improvements	48,828	47,541
Machinery and equipment	88,357	87,265
Accumulated depreciation	(86,098)	(84,509)

Total property and equipment, net	53,565	52,775

Goodwill	4,527	4,447
Other assets	2,381	2,283
Non-current deferred tax assets	2,608	2,475

Total Assets	$357,539	$341,635

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities:
Notes payable	$1,660	$1,501
Current maturities of long-term debt	6,830	6,841
Accounts payable	14,550	15,675
Accrued payroll-related costs	22,298	31,966
Advance payments from customers	57,941	49,918
Accrued warranty costs	7,018	6,147
Accrued income taxes	5,310	3,857
Current deferred income taxes	7,707	7,101
Other accrued liabilities	17,412	13,887

Total current liabilities	140,726	136,893

Deferred income taxes	1,500	1,382
Long-term debt, less current maturities	22,356	22,376
Other long-term liabilities	10,114	9,188

Total Liabilities	174,696	169,839

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
19,720 and 19,652 shares issued and outstanding	4,930	4,913
Retained earnings	161,481	155,825
Accumulated other comprehensive income	16,432	11,058

Total shareholders’ investment	182,843	171,796

Total Liabilities and Shareholders’ Investment	$357,539	$341,635

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	January 1, 2005	December 27, 2003
Revenue	$98,492	$84,631
Cost of sales	57,757	50,219

Gross profit	40,735	34,412

Operating expenses:
Selling	16,337	13,549
General and administrative	7,274	6,375
Research and development	4,070	3,325

Total operating expenses	27,681	23,249

Income from operations	13,054	11,163

Interest expense	(595)	(703)

Interest income	427	418

Other income, net	118	655

Income before income taxes	13,004	11,533
Provision for income taxes	4,812	3,956

Net income	$8,192	$7,577

Earnings per share:
Basic earnings per share	$0.42	$0.37
Weighted average number of common shares outstanding – basic	19,709	20,759

Diluted earnings per share	$0.40	$0.35
Weighted average number of common shares outstanding – diluted	20,595	21,483

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	January 1, 2005	December 27, 2003
Cash flows from operating activities:
Net income	$8,192	$7,577
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,260	2,203
Deferred income taxes	(9)	(71)
Bad debt provision	57	52
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(9,841)	(7,475)
Inventories	(135)	(563)
Prepaid expenses	(1,994)	(1,641)
Other assets	(541)	(99)
Accounts payable	(1,415)	298
Accrued payroll-related costs	(11,060)	(4,309)
Advance payments from customers	5,702	7,896
Accrued warranty costs	733	(70)
Other current liabilities	5,007	5,629

Net cash (used in) provided by operating activities	(3,044)	9,427

Cash flows from investing activities:
Additions to property and equipment	(1,884)	(1,423)
Proceeds from maturity of short-term investments	—	24,115
Purchases of short-term investments	—	(1,269)

Net cash (used in) provided by investing activities	(1,884)	21,423

Cash flows from financing activities:
Net receipts (repayments) under short-term borrowings	68	(305)
Payments of long-term debt	(41)	(65)
Cash dividends	—	(1,272)
Proceeds from exercise of stock options	3,118	3,113
Payments to purchase and retire common stock	(5,432)	(1,859)

Net cash used in financing activities	(2,287)	(388)

Effect of exchange rate on changes in cash	5,277	2,109

Net (decrease) increase in cash and cash equivalents	(1,938)	32,571
Cash and cash equivalents, at beginning of period	129,303	74,183

Cash and cash equivalents, at end of period	$127,365	$106,754

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest expense	$574	$647
Income taxes	$2,018	$1,308

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Form 10-K filed with the SEC. Interim results of operations for the three-month period ended January 1, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Inventories.    Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at January 1, 2005 and October 2, 2004 were as follows:

	January 1, 2005	October 2, 2004
	(in thousands of dollars)
Customer projects in various
stages of completion	$14,933	$14,320
Components,
assemblies and parts	24,568	23,416

Total	$39,501	$37,736

Warranty Obligations.   Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended January 1, 2005 and December 27, 2003 were as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(in thousands of dollars)
Beginning balance	$6,147	$4,862
Warranty provisions	2,821	1,788
Warranty claims	(2,115)	(1,892)
Currency translation	165	126

Ending balance	$7,018	$4,884

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 and has elected to not expense these arrangements under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the periods ended January 1, 2005 and December 27, 2003 would have been as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(in thousands of dollars)
Net income:
As reported	$8,192	$7,577
Deduct fair value of employee stock-based
compensation expense, net of tax	(844)	(703)

Pro forma	$7,348	$6,874

Basic Earnings Per Share:
As reported	$0.42	$0.37
Pro forma	0.37	0.33

Diluted Earnings Per Share:
As reported	$0.40	$0.35
Pro forma	0.36	0.32

2.   Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and the Company will adopt the standard in the fourth quarter of fiscal 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in these Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s October 2, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA introduces a special one-time deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

3.   Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Substantially all options to acquire common shares have been included in the diluted weighted shares outstanding calculation for the periods ended January 1, 2005 and December 27, 2003 because the weighted average market value was greater than the exercise price of substantially all outstanding options. A reconciliation of these amounts is as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(in thousands, except per share data)
Net income	$8,192	$7,577

Weighted average common shares outstanding	19,709	20,759
Diluted potential common shares	886	724

Total diluted weighted shares outstanding	$20,595	$21,483

Earnings per share:
Basic	$0.42	$0.37
Diluted	$0.40	$0.35

4.   Business Segment Information

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s 2004 Form 10-K. In evaluating each segment’s performance, management focuses on income from operations. This measurement excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended January 1, 2005 and December 27, 2003 was as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(in thousands of dollars)
Revenue by Segment:
Test	$83,308	$72,239
Industrial	15,184	12,392

Total revenue	$98,492	$84,631

Income from Operations by Segment:
Test	$11,508	$10,342
Industrial	1,546	821

Total income from operations	$13,054	$11,163

5.   Derivative Instruments and Hedging Activities

The Company periodically enters into contracts with banks to exchange currencies at a set future date and rate to maintain the functional currency value of estimated cash flows from specifically identified foreign currency exposures. Because the market value of these contracts is derived from current and expected exchange rates, these are classified as derivative financial instruments. The contracts are matched to the identified exposures and designated as foreign currency cash flow hedges. Subsequent changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) within Shareholders Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time the forecasted transactions occur. The Company periodically assesses whether the contracts are effective in hedging the change in dollar value of the expected foreign currency exposures. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively and reclassifies the unrealized gains or losses accumulated in Accumulated Other Comprehensive Income (Loss) to Other Income, net on the Consolidated Statement of Income in the current period. Subsequent changes in the market value of the contract are recognized in current period earnings. The Company also uses foreign currency forward exchange contracts to hedge the functional currency value of current assets and liabilities denominated in foreign currencies. The related gains and losses are included in Other Income, net on the Consolidated Statement of Income. The Company does not use foreign exchange contracts for speculative or trading purposes.

At January 1, 2005 and December 27, 2003, the Company had outstanding foreign currency forward exchange contracts with gross U.S. dollar notional equivalent amounts of $44.3 million and $18.8 million, respectively. At January 1, 2005 and December 27, 2003, the market value of the foreign currency forward contracts was ($1.3) million and ($1.1) million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was ($0.3) million for the three months ended January 1, 2005 and was not material for the three months ended December 27, 2003. Approximately ($1.0) million and ($0.6) million was projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months at January 1, 2005 and December 27, 2003, respectively. The maximum original maturity of any derivative was 1.75 and 1.40 years at January 1, 2005 and December 27, 2003, respectively.

6.   Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities as of January 1, 2005 or December 27, 2003. Comprehensive income for the periods ended January 1, 2005 and December 27, 2003 was as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(in thousands of dollars)
Net income	$8,192	$7,577
Change in cumulative translation adjustment	6,345	3,561
Change in unrealized gain (loss) on derivative
instruments	(971)	(23)

Comprehensive income	$13,566	$11,115

7.   Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended January 1, 2005 and December 27, 2003 included the following components:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(in thousands of dollars)
Service cost-benefit earned during the period	$86	$77
Interest cost on projected benefit obligation	121	106
Net amortization and deferral	3	5

Net periodic retirement cost	$210	$188

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,615 employees and revenue of $367 million for the fiscal year ended October 2, 2004.

Overall Results

Three Months Ended January 1, 2005 (“First Quarter of Fiscal 2005”) Compared to Three Months Ended December 27, 2003 (“First Quarter of Fiscal 2004”)

Orders for the First Quarter of Fiscal 2005 decreased 34.5% to $96.4 million compared to $147.2 million for the First Quarter of Fiscal 2004, primarily the result of two multi-year international contracts totaling in excess of $48 million booked in the First Quarter of Fiscal 2004. Excluding these two contracts, orders for the First Quarter of Fiscal 2005 decreased 2.8%, driven by decreased volume in the Test segment, partially offset by increased volume in the Industrial segment. Backlog of undelivered orders at January 1, 2005 was approximately $203 million, an increase of 2.0% from backlog of approximately $199 million at October 2, 2004, primarily due to the impact of currency translation, compared to backlog of approximately $222 million at the end of the First Quarter of Fiscal 2004. Revenue of $98.5 million for the First Quarter of Fiscal 2005 increased 16.4% compared to revenue of $84.6 million for the First Quarter of Fiscal 2004, primarily due to higher beginning backlog and an estimated $3.6 million favorable impact from currency translation. Income from operations for the First Quarter of Fiscal 2005 was $13.1 million, an increase of 17.0% compared to $11.2 million for the First Quarter of Fiscal 2004, primarily driven by favorable product mix in the Test segment. Net income for the First Quarter of Fiscal 2005 was $8.2 million, or $0.40 per diluted share, an increase of 7.9% compared to $7.6 million, or $0.35 per diluted share, for the First Quarter of Fiscal 2004, primarily due to increased income from operations, partially offset by a higher effective income tax rate.

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

New Accounting Principles

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 151, (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and the Company will adopt the standard in the fourth quarter of fiscal 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in the Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s October 2, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA introduces a special one-time deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

Orders and Backlog

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Orders for the First Quarter of Fiscal 2005 aggregated $96.4 million, a decrease of 34.5% compared to orders of $147.2 million for the First Quarter of Fiscal 2004. This decrease is primarily the result of two multi-year international contracts totaling in excess of $48 million booked in the First Quarter of Fiscal 2004.

Orders for the Test segment in the First Quarter of Fiscal 2005 decreased 38.9% to $82.1 million, compared to orders of $134.4 million for the First Quarter of Fiscal 2004. This decrease was primarily due to the two previously mentioned multi-year international contracts booked in the First Quarter of Fiscal 2004. Excluding these two contracts, orders for the First Quarter of Fiscal 2005 decreased 5.0% due to decreased volume in North America, partially offset by increased volume in Europe and Asia. The Test segment accounted for 85.2% of total Company orders for the First Quarter of Fiscal 2005, compared to 91.3% for the First Quarter of Fiscal 2004.

Orders for the Industrial segment in the First Quarter of Fiscal 2005 increased 11.7% to $14.3 million, compared to orders of $12.8 million for the First Quarter of Fiscal 2004. This increase was largely due to increased volume in the Sensors business across all geographies. The Industrial segment accounted for 14.8% of total Company orders in the First Quarter of Fiscal 2005, compared to 8.7% in the First Quarter of Fiscal 2004.

Backlog of undelivered orders at January 1, 2005 was approximately $203 million, an increase of 2.0% from backlog of $199 million at October 2, 2004, primarily due to the impact of currency translation. Backlog at December 27, 2003 was approximately $222 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

Results of Operations

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Revenue for the First Quarter of Fiscal 2005 was $98.5 million, an increase of $13.9 million, or 16.4%, compared to revenue of $84.6 million for the First Quarter of Fiscal 2004. Revenue from international customers for the First Quarter of Fiscal 2005 represented 64.5% of total revenue, compared to 54.8% for the First Quarter of Fiscal 2004. Test segment revenue for the First Quarter of Fiscal 2005 was $83.3 million, an increase of $11.1 million, or 15.4%, from revenue of $72.2 million for the First Quarter of Fiscal 2004. The increase is primarily due to higher backlog at the beginning of the First Quarter of Fiscal 2005 versus the First Quarter of Fiscal 2004, as well as an estimated $2.9 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Test segment for the First Quarter of Fiscal 2005 would have increased by an estimated $8.2 million compared to the First Quarter of Fiscal 2004. Industrial segment revenue for the First Quarter of Fiscal 2005 was $15.2 million, an increase of $2.8 million, or 22.6%, compared to revenue of $12.4 million for the First Quarter of Fiscal 2005, driven by increased volume in the Sensors business and an estimated $0.7 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the First Quarter of Fiscal 2005 would have increased by an estimated $2.1 million compared to the First Quarter of Fiscal 2004.

Gross profit for the First Quarter of Fiscal 2005 increased 18.3%, to $40.7 million, compared to gross profit of $34.4 million for the First Quarter of Fiscal 2004. Gross profit as a percentage of revenue was 41.3% for the First Quarter of Fiscal 2005, an increase of 0.6 percentage points from 40.7% for the First Quarter of Fiscal 2004. Gross profit as a percent of revenue for the Test segment was 41.0% for the First Quarter of Fiscal 2005 compared to 39.5% for the First Quarter of Fiscal 2004. This increase was primarily due to favorable product mix, partially offset by an unfavorable impact from currency translation of an estimated 0.9 percentage points. Excluding the impact of currency translation, gross profit for the Test segment as a percentage of revenue for the First Quarter of Fiscal 2005 would have been an estimated 41.9%. Gross profit as a percent of revenue for the Industrial segment decreased to 43.3% for the First Quarter of Fiscal 2005, compared to 47.5% for the First Quarter of Fiscal 2004, primarily due to unfavorable product mix.

Selling expense for the First Quarter of Fiscal 2005 increased to $16.3 million, or 20.7%, from $13.5 million for the First Quarter of Fiscal 2004. Selling expense as a percentage of revenue increased to 16.5% for the First Quarter of Fiscal 2005, compared to 16.0% for the First Quarter of Fiscal 2004, primarily due to increased investment in marketing initiatives in the Test segment and an estimated $0.5 million unfavorable impact of currency translation. Excluding the impact of currency translation, selling expense for the First Quarter of Fiscal 2005 would have increased by an estimated 17.0% compared to the First Quarter of Fiscal 2004.

General and administrative expense totaled $7.3 million for the First Quarter of Fiscal 2005, an increase of 14.1% compared to $6.4 million for the First Quarter of Fiscal 2004. This increase was primarily due to strategic consulting and legal expenses of $0.6 million and $0.3 million, respectively. General and administrative expense as a percentage of revenue decreased to 7.4% for the First Quarter of Fiscal 2005, compared to 7.6% for the First Quarter of Fiscal 2004. There was no significant impact on general and administrative expense from currency translation for the First Quarter of Fiscal 2005.

Research and development expense totaled $4.1 million for the First Quarter of Fiscal 2005, an increase of 24.2% compared to $3.3 million for the First Quarter of Fiscal 2004. This increase was primarily due to a planned increase in investment in new product development in the Test segment. Research and development expense as a percentage of revenue increased to 4.2% for the First Quarter of Fiscal 2005, compared to 3.9% for the First Quarter of Fiscal 2004. There was no significant impact on research and development expense from currency translation for the First Quarter of Fiscal 2005.

Income from operations increased 17.0% to $13.1 million for the First Quarter of Fiscal 2005, compared to $11.2 million for the First Quarter of Fiscal 2004. Income from operations in the Test segment increased $1.1 million, or 10.6%, to $11.5 million for the First Quarter of Fiscal 2005, compared to $10.4 for the First Quarter of Fiscal 2004, primarily due to higher volume and favorable product mix, partially offset by $4.4 million increased operating expenses. The estimated impact on income from operations in the Test Segment from currency translation for the First Quarter of Fiscal 2005 was not significant. Income from operations in the Industrial segment increased by $0.8 million to $1.6 million for the First Quarter of Fiscal 2005, compared to $0.8 million for the First Quarter of Fiscal 2004, due to improved volume and an estimated $0.2 million favorable impact of currency translation.

Interest expense was $0.6 million for the First Quarter of Fiscal 2005, relatively unchanged compared to interest expense of $0.7 million for the First Quarter of Fiscal 2004.

Interest income was $0.4 million for the First Quarter of Fiscal 2005, unchanged compared to the First Quarter of Fiscal 2004.

Other income, net decreased $0.6 million to income of $0.1 million for the First Quarter of Fiscal 2005, compared to $0.7 million for the First Quarter of Fiscal 2004, primarily due to gains on foreign currency transactions in the First Quarter of Fiscal 2004.

Provision for income taxes totaled $4.8 million for the First Quarter of Fiscal 2005, an increase of 20.0% compared to $4.0 million for the First Quarter of Fiscal 2004. The effective tax rate for the First Quarter of Fiscal 2005 was 37.0%, an increase of 2.7 percentage points compared to a tax rate of 34.3% for the First Quarter of Fiscal 2004. The increase in the projected effective tax rate reflects an expected increase in the proportion of foreign income versus domestic income, higher expected pre-tax income in fiscal 2005, and unfavorable implications associated with the American Jobs Creation Act of 2004. The unfavorable implications of the new law include the partial loss of the extraterritorial income exclusion and no offsetting benefit from the manufacturing deduction for fiscal 2005. The Company will consider the impact of all other aspects of the new legislation, including the repatriation of foreign earnings. The tax rate for fiscal 2005 is expected to be approximately 37%, which excludes the impact of expensing stock options. The rate may differ due to the Company’s actual mix of foreign and domestic income, foreign exports, and other items, including expensing stock options. Additionally, the Company has not yet concluded its analysis of the impact of the American Jobs Creation Act of 2004, including the provision related to the repatriation of foreign earnings.

Net income was $8.2 million for the First Quarter of Fiscal 2005, compared to $7.6 million for the First Quarter of Fiscal 2004. The increase was primarily due to improved income from operations, partially offset by an increase in the Company’s effective tax rate. The estimated impact on net income from currency translation for the First Quarter of Fiscal 2005 was not significant.

Capital Resources and Liquidity

Total cash decreased in the First Quarter of Fiscal 2005 by $1.9 million compared to an increase in total cash in the First Quarter of Fiscal 2004 of $32.6 million, primarily due to increases in unbilled accounts receivable on long-term contracts, employee incentive and related benefit payments, and common stock repurchases in the First Quarter of Fiscal 2005, as well as $22.8 million net proceeds generated from the conversion of short-term investments to cash and cash equivalents in the First Quarter of Fiscal 2004, partially offset by an incremental $3.2 million positive impact from translation of cash balances denominated in foreign currencies in the First Quarter of Fiscal 2005. The Company believes that its anticipated operating cash flow, funds available from cash and cash equivalents totaling $127.4 million at January 1, 2005, and unused financing sources are adequate to fund ongoing operations, capital expenditures, and share repurchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities required the use of cash totaling $3.0 million for the First Quarter of Fiscal 2005, compared to cash provided of $9.4 million for the First Quarter of Fiscal 2004. The use of cash for the First Quarter of Fiscal 2005 primarily resulted from the payment of accrued incentives and related benefits expense of $11.1 million and an increase in working capital requirements of $5.7 million, partially offset by strong earnings. Operating cash flow of $9.4 million for the First Quarter of Fiscal 2004 was primarily due to strong earnings.

Cash flows from investing activities required the use of cash totaling $1.9 million for the First Quarter of Fiscal 2005, compared to cash provided of $21.4 million for the First Quarter of Fiscal 2004. The decrease in cash provided by investing activities was primarily the result of $22.8 million net proceeds from the conversion of short-term investments to cash and cash equivalents in the First Quarter of Fiscal 2004.

Cash flows from financing activities required the use of cash totaling $2.3 million for the First Quarter of Fiscal 2005, compared to a use of cash of $0.4 million for the First Quarter of Fiscal 2004. This increase in cash usage resulted from payments to purchase and retire common stock of $5.4 million in the First Quarter of Fiscal 2005 compared to $1.9 million in the First Quarter of Fiscal 2004, partially offset by a dividend payment of $1.3 million in the First Quarter of Fiscal 2004.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At January 1, 2005, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the First Quarter of Fiscal 2005, the Company purchased 183,600 shares of its common stock for $5.4 million.

Other Matters

The Company is exposed to market risk from changes in foreign currency exchange rates that can affect its results from operations and financial condition. The Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to hedge the Company’s overall exposure to exchange rate fluctuations, as the gains and losses on these contracts offset gains and losses on the assets, liabilities, and cash flows.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At January 1, 2005, the Company had an investment portfolio consisting of investments maturing in less than 90 days, accounted for as cash equivalents. These cash equivalents include fixed income securities that, because of their maturity dates or periodic repricing, are not subject to significant interest rate risk.

The Company operates internationally and thus is subject to foreign currency exchange rate changes. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase of an estimated $4.3 million in revenue for the three months ended January 1, 2005. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in a decrease of an estimated $4.3 million in revenue for the three months ended January 1, 2005. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency exchange rate changes on intercompany foreign currency denominated cash flows and balance sheet positions. Additional information is included in Note 5 in the Condensed Notes to Consolidated Financial Statements.

At January 1, 2005, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of January 1, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting during the fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 3, 2004 –
November 6, 2004	44,200	$ 23.04	44,200	1,217,873

November 7, 2004 –
December 4, 2004	68,000	$ 28.99	68,000	1,149,873

December 5, 2004 –
January 1, 2005	71,400	$ 33.81	71,400	1,078,473

Total	183,600	$ 29.43	183,600	1,078,473

The Company purchases Company common stock primarily to offset the dilution created by employee stock compensation programs such as stock options, restricted stock and the Employee Stock Purchase Plan. A secondary purpose is as an alternative in returning cash to shareholders. The Company executes all its purchases of Company stock in accordance with Rule 10b-18 of the Securities Act of 1934.

On January 27, 2004, the Company announced that its Board of Directors approved a 2.5 million share repurchase program that covers the shares reported above. Pricing under the program has been delegated to management. There is no expiration date for the program.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

Exhibit Number	Description
3.a	Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.
3.b	Restated Bylaws, reflecting amendments through November 26, 2002, incorporated by reference from Exhibit 3.b of Form 10-K for the fiscal year ended September 27, 2003.
10.a	Fiscal year 2005 Executive Variable Compensation (EVC) plan objectives (filed herewith).
10.b	Form of stock option agreement for incentive and non-qualified stock options for the 1994 and 1997 stock option plans (filed herewith).
10.c	Form of Restricted Stock Agreement for non-employee directors, incorporated by reference from Exhibit 99.1 of Form 8-K filed on January 28, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: February 8, 2005	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer
Dated: February 8, 2005	/s/ Susan E. Knight

Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

10.a	Fiscal year 2005 Executive Variable Compensation (EVC) Plan objectives.

10.b	Form of stock option agreement for incentive and non-qualified stock options for the 1994 and 1997 stock option plans.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).