Form 10-Q
period 2005-04-02
MTS SYSTEMS CORP
filed 2005-05-10
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 2, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

     X          Yes                               No

The number of shares outstanding of the Registrant’s common stock as of May 4, 2005 was 19,789,284 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2005

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited – in thousands, except per share data)

	April 2, 2005	October 2, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$66,857	$66,948
Short-term investments	81,251	62,355
Accounts receivable, net of allowances for doubtful accounts	62,634	66,066
Unbilled accounts receivable	31,701	35,896
Inventories	38,617	37,736
Prepaid expenses	4,904	4,108
Current deferred tax assets	6,300	6,290
Other current assets	210	256

Total current assets	292,474	279,655

Property and Equipment:
Land	2,478	2,478
Buildings and improvements	48,163	47,541
Machinery and equipment	88,202	87,265
Accumulated depreciation	(86,151)	(84,509)

Total property and equipment, net	52,692	52,775

Goodwill	4,481	4,447
Other assets	2,686	2,283
Non-current deferred tax assets	2,532	2,475

Total Assets	$354,865	$341,635

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$1,606	$1,501
Current maturities of long-term debt	6,784	6,841
Accounts payable	16,801	15,675
Accrued payroll-related costs	24,412	31,966
Advance payments from customers	53,287	49,918
Accrued warranty costs	6,615	6,147
Accrued income taxes	6,451	3,857
Current deferred income taxes	7,360	7,101
Other accrued liabilities	13,803	13,887

Total current liabilities	137,119	136,893

Deferred income taxes	1,429	1,382
Long-term debt, less current maturities	21,202	22,376
Other long-term liabilities	9,813	9,188

Total Liabilities	169,563	169,839

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
19,768 and 19,652 shares issued and outstanding	4,942	4,913
Retained earnings	166,209	155,825
Accumulated other comprehensive income	14,151	11,058

Total shareholders’ investment	185,302	171,796

Total Liabilities and Shareholders’ Investment	$354,865	$341,635

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Revenue	$100,891	$88,279	$199,383	$172,910
Cost of sales	58,401	54,585	116,158	104,716

Gross profit	42,490	33,694	83,225	68,194

Operating expenses:
Selling	17,092	14,931	33,429	28,487
General and administrative	8,301	6,382	15,575	12,810
Research and development	4,416	3,183	8,486	6,536

Total operating expenses	29,809	24,496	57,490	47,833

Income from operations	12,681	9,198	25,735	20,361

Interest expense	(520)	(679)	(1,115)	(1,382)
Interest income	510	447	937	865
Other income, net	243	668	361	1,322

Income before income taxes	12,914	9,634	25,918	21,166
Provision for income taxes	4,441	3,093	9,253	7,048

Net income	$8,473	$6,541	$16,665	$14,118

Earnings per share:
Basic earnings per share	$0.43	$0.31	$0.84	$0.67
Weighted average number of
common shares outstanding - basic	19,857	21,113	19,783	20,936

Diluted earnings per share	$0.41	$0.30	$0.81	$0.65
Weighted average number of
common shares outstanding - diluted	20,654	22,021	20,625	21,752

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended

	April 2, 2005	March 27, 2004

Cash flows from operating activities:
Net income	$16,665	$14,118
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,619	4,586
Deferred income taxes	(8)	(95)
Bad debt provision	40	90

Changes in operating assets and liabilities:
Accounts and unbilled receivables	9,446	(2,562)
Inventories	(237)	1,553
Prepaid expenses	(784)	(1,069)
Other assets	(414)	742
Accounts payable	989	4,184
Accrued payroll-related costs	(6,698)	(3,560)
Advance payments from customers	2,405	6,746
Accrued warranty costs	425	336
Other current liabilities	3,387	2,967

Net cash provided by operating activities	29,835	28,036

Cash flows from investing activities:
Additions to property and equipment	(3,972)	(2,698)
Proceeds from maturity of short-term investments	88,980	64,279
Purchases of short-term investments	(107,951)	(66,112)

Net cash used in investing activities	(22,943)	(4,531)

Cash flows from financing activities:
Net proceeds (repayments) under short-term borrowings	66	(432)
Proceeds received under notes payable to banks	—	4,703
Payments of long-term debt	(1,237)	(1,258)
Cash dividends	(1,593)	(2,530)
Proceeds from exercise of stock options	7,006	7,374
Payments to purchase and retire common stock	(13,893)	(6,495)

Net cash (used in) provided by financing activities	(9,651)	1,362

Effect of exchange rate on changes in cash	2,668	1,591

Net (decrease) increase in cash and cash equivalents	(91)	26,458

Cash and cash equivalents, at beginning of period	66,948	49,786

Cash and cash equivalents, at end of period	$66,857	$76,244

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$1,096	$1,383
Income taxes	$3,608	$3,407

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Form 10-K filed with the SEC. Interim results of operations for the three- and six-month periods ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s previously reported financial position and net income. During the Second Quarter of Fiscal 2005, the Company reclassified its investment in highly rated liquid municipal securities and corporate preferred stock from cash equivalents to short-term investments. Previous period balances have been reclassified for comparability. The reclassification was based upon the securities having a final maturity date in excess of three months beyond the date of acquisition.

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

Inventories.     Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at April 2, 2005 and October 2, 2004 were as follows:

	April 2, 2005	October 2, 2004

	(in thousands of dollars)
Customer projects in various
stages of completion	$14,502	$14,320
Components,
assemblies and parts	24,115	23,416

Total	$38,617	$37,736

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended April 2, 2005 and March 27, 2004 were as follows:

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

	(in thousands of dollars)

Beginning balance	$7,018	$4,884	$6,147	$4,862
Warranty provisions	1,386	1,478	4,207	3,266
Warranty claims	(1,653)	(1,041)	(3,768)	(2,933)
Currency translation	(136)	(50)	29	76

Ending balance	$6,615	$5,271	$6,615	$5,271

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 and has elected to not expense these arrangements under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the periods ended April 2, 2005 and March 27, 2004 would have been as follows:

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

	(in thousands, except per share data)
Net income:
As reported	$8,473	$6,541	$16,665	$14,118
Deduct fair value of employee stock-based
compensation expense, net of tax	(782)	(781)	(1,626)	(1,484)

Pro forma	$7,691	$5,760	$15,039	$12,634

Basic Earnings Per Share:
As reported	$0.43	$0.31	$0.84	$0.67
Pro forma	$0.39	$0.27	$0.76	$0.60

Diluted Earnings Per Share:
As reported	$0.41	$0.30	$0.81	$0.65
Pro forma	$0.37	$0.26	$0.73	$0.58

2. Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt the standard in the first quarter of fiscal year 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in these Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s October 2, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

3. Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Substantially all options to acquire common shares have been included in the diluted weighted shares outstanding calculation for the periods ended April 2, 2005 and March 27, 2004 because the average market value was greater than the exercise price of substantially all outstanding options. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

	(in thousands, except per share data)

Net income	$8,473	$6,541	$16,665	$14,118

Weighted average common shares outstanding	19,857	21,113	19,783	20,936
Diluted potential common shares	797	908	842	816

Total diluted weighted shares outstanding	$20,654	$22,021	$20,625	$21,752

Earnings per share:
Basic	$0.43	$0.31	$0.84	$0.67
Diluted	0.41	0.30	0.81	0.65

4. Short-Term Investments

The Company classifies its debt securities as either held-to-maturity or available-for-sale investments. Held-to-maturity securities are carried at amortized cost, which approximates market value. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. At April 2, 2005 and October 2, 2004, the Company held available-for-sale investments totaling $81.3 million and $62.4 million, respectively, and no held-to-maturity investments. As of April 2, 2005 available-for-sale securities consist of highly rated municipal obligations and corporate preferred stock, and time bank deposits of $74.8 million and $6.5 million, respectively. As of October 2, 2004 available-for-sale securities consist entirely of highly rated municipal obligations and corporate preferred stock. There were no significant unrealized gains or losses from investments in these available-for-sale securities as of April 2, 2005 and October 2, 2004.

5. Business Segment Information

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments called Test and Industrial. The Test segment provides testing equipment, integrated software, and consulting services to the ground vehicles, aerospace, and infrastructure markets. The Industrial segment provides component solutions, such as position sensors, that automate machines and machine tools, as well as components for aerospace applications, produced by the Company’s AeroMet subsidiary.

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

Financial information by reportable segment for the periods ended April 2, 2005 and March 27, 2004 was as follows:

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

	(in thousands of dollars)
Revenue by Segment:
Test	$84,868	$74,144	$168,176	$146,383
Industrial	16,023	14,135	31,207	26,527

Total revenue	$100,891	$88,279	$199,383	$172,910

Income from Operations by Segment:
Test	$11,290	$7,259	$22,798	$17,601
Industrial	1,391	1,939	2,937	2,760

Total income from operations	$12,681	$9,198	$25,735	$20,361

6. Derivative Instruments and Hedging Activities

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

At April 2, 2005 and March 27, 2004, the Company had outstanding foreign currency forward exchange contracts with gross U.S. dollar notional equivalent amounts of $105.1 million and $27.1 million, respectively. At April 2, 2005 and March 27, 2004, the market value of the foreign currency forward contracts was not material. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended April 2, 2005 and March 27, 2004. At April 2, 2005 and March 27, 2004, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was not material and approximately ($0.1) million, respectively. The maximum original maturity of any derivative was 1.96 and 1.30 years at April 2, 2005 and March 27, 2004, respectively.

7. Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities as of April 2, 2005 or March 27, 2004.

Comprehensive income for the periods ended April 2, 2005 and March 27, 2004 was as follows:

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

	(in thousands of dollars)

Net income	$8,473	$6,541	$16,665	$14,118
Change in cumulative translation adjustment	(3,149)	(900)	3,196	2,661
Change in unrealized gain (loss) on derivative
instruments	868	454	(103)	431

Comprehensive income	$6,192	$6,095	$19,758	$17,210

8. Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended April 2, 2005 and March 27, 2004 included the following components:

	Three Months Ended		Six Months Ended

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

	(in thousands of dollars)

Service cost-benefit earned during the period	$86	$76	$172	$153
Interest cost on projected benefit obligation	121	106	242	212
Net amortization and deferral	3	5	6	10

Net periodic retirement cost	$210	$187	$420	$375

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

Overall Results

Three Months Ended April 2, 2005 ("Second Quarter of Fiscal 2005") Compared to Three Months Ended March 27, 2004 ("Second Quarter of Fiscal 2004")

Orders for the Second Quarter of Fiscal 2005 increased 45.8% to $127.6 million compared to $87.5 million for the Second Quarter of Fiscal 2004, primarily driven by increased volume in the Test segment in Asia, including the receipt of a $27 million multi-year order in the ground vehicles market and a $16 million multi-year order in the aerospace market. Volume also increased in the Industrial segment across all geographies. Backlog of undelivered orders at April 2, 2005 was approximately $231 million, an increase of 13.8% from backlog of approximately $203 million at January 1, 2005, due to increased order volume, compared to backlog of approximately $216 million at the end of the Second Quarter of Fiscal 2004. Revenue of $100.9 million for the Second Quarter of Fiscal 2005 increased 14.3% compared to revenue of $88.3 million for the Second Quarter of Fiscal 2004, primarily due to increased short-cycle business in both the Test and Industrial segments and an estimated $2.4 million favorable impact from currency translation. Income from operations for the Second Quarter of Fiscal 2005 was $12.7 million, an increase of 38.0% compared to $9.2 million for the Second Quarter of Fiscal 2004, primarily driven by increased volume and improved margins in the Test segment. Net income for the Second Quarter of Fiscal 2005 was $8.5 million, or $0.41 per diluted share, an increase of 30.8% compared to $6.5 million, or $0.30 per diluted share, for the Second Quarter of Fiscal 2004, primarily due to increased income from operations, partially offset by a higher effective income tax rate.

Six Months Ended April 2, 2005 ("First Half of Fiscal 2005") Compared to Six Months Ended March 27, 2004 ("First Half of Fiscal 2004")

Orders for the First Half of Fiscal 2005 decreased 4.6% to $223.9 million compared to $234.7 million for the First Half of Fiscal 2004, primarily due to the prior year booking of two large, multi-year, international contracts in excess of $48 million. Excluding these bookings, orders for the First Half of Fiscal 2005 increased 19.9%, driven by increased volume in the Test segment in Asia, including the receipt of a $27 million multi-year order in the ground vehicles market and a $16 million multi-year order in the aerospace market. Volume also increased in the Industrial segment across all geographies. Backlog of undelivered orders at April 2, 2005 increased 16.1% to approximately $231 million, compared to backlog of approximately $199 million at October 2, 2004, on higher order volume. Revenue of $199.4 million for the First Half of Fiscal 2005 increased 15.3% compared to $172.9 million for the First Half of Fiscal 2004, driven by higher beginning backlog and increased short-cycle business in the Test segment, as well as an estimated $6.0 million favorable impact from currency translation. Income from operations for the First Half of Fiscal 2005 was $25.7 million, an increase of 26.0% compared to $20.4 million for the First Half of Fiscal 2004, primarily reflecting improved margins in the Test segment due to favorable product mix and increased volume in both business segments. Net income for the First Half of Fiscal 2005 was $16.7 million, or $0.81 per diluted share, an increase of 18.4% compared to $14.1 million, or $0.65 per diluted share, for the First Half of Fiscal 2004, primarily due to increased income from operations, partially offset by a higher effective income tax rate.

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

Inventories. The Company maintains a material amount of inventory to support its engineering and manufacturing operations, and a certain amount of judgment is required in determining the appropriate inventory valuation. While the Company expects its sales to grow, a reduction in its sales could reduce the demand for the Company’s products, and additional inventory valuation adjustments may be required.

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

New Accounting Principles

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt the standard in the first quarter of fiscal year 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in these Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s October 2, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

Orders and Backlog

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Orders for the Second Quarter of Fiscal 2005 aggregated $127.6 million, an increase of 45.8% compared to orders of $87.5 million for the Second Quarter of Fiscal 2004. This increase is primarily driven by increased volume in the Test segment in Asia, including the receipt of a $27 million multi-year order in the ground vehicles market and a $16 million multi-year order in the aerospace market. Volume also increased in the Industrial segment across all geographies.

Orders for the Test segment in the Second Quarter of Fiscal 2005 increased 46.3% to $110.0 million, compared to orders of $75.2 million for the Second Quarter of Fiscal 2004. This increase was primarily due to increased volume in Asia, including the previously mentioned $27 million and $16 million multi-year bookings, partially offset by decreased volume in Europe. The Test segment accounted for 86.2% of total Company orders for the Second Quarter of Fiscal 2005, compared to 85.9% for the Second Quarter of Fiscal 2004.

Orders for the Industrial segment in the Second Quarter of Fiscal 2005 increased 43.1% to $17.6 million, compared to orders of $12.3 million for the Second Quarter of Fiscal 2004, reflecting higher worldwide demand in the Sensors business and a $1.7 million increase in AeroMet orders. The Industrial segment accounted for 13.8% of total Company orders in the Second Quarter of Fiscal 2005, compared to 14.1% in the Second Quarter of Fiscal 2004.

Backlog of undelivered orders at April 2, 2005 was approximately $231 million, an increase of 13.8% from backlog of $203 million at January 2, 2005, due to increased order volume. Backlog at March 27, 2004 was approximately $216 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

First Half of Fiscal 2005 Compared to First Half of Fiscal 2004

Orders during the First Half of Fiscal 2005 aggregated $223.9 million, a decrease of 4.6% compared to orders of $234.7 million for the First Half of Fiscal 2004. The decrease is primarily the result of the prior year booking of two large, multi-year, international contracts in excess of $48 million. Excluding these bookings, orders for the First Half of Fiscal 2005 increased 19.9%, driven by increased volume in the Test segment in Asia, including the receipt of a $27 million multi-year order in the ground vehicles market and a $16 million multi-year order in the aerospace market. Volume also increased in the Industrial segment across all geographies.

Orders for the Test segment for the First Half of Fiscal 2005 decreased 8.4% to $192.0 million, compared to orders of $209.6 million for the First Half of Fiscal 2004. The decrease is due to the previously mentioned $48 million bookings during the First Half of Fiscal 2004. Excluding these bookings, orders for the First Half of Fiscal 2005 increased 18.8% due to increased volume in Asia, including the previously mentioned $27 million and $16 million multi-year bookings, partially offset by decreased volume in North America and Europe. The Test segment accounted for 85.8% of total Company orders during the First Half of Fiscal 2005, compared to 89.3% for the First Half of Fiscal 2004.

Orders for the Industrial segment for the First Half of Fiscal 2005 increased 27.1% to $31.9 million, compared to orders of $25.1 million for the First Half of Fiscal 2004. The increase primarily reflects continued strength in the Sensors business across all geographies. The Industrial segment accounted for 14.2% of total Company orders for the First Half of Fiscal 2005, compared to 10.7% for the First Half of Fiscal 2004.

Backlog of undelivered orders at April 2, 2005 was approximately $231 million, an increase of 16.1% from backlog of approximately $199 million at October 2, 2004, primarily due to higher order volume. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

Results of Operations

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Revenue for the Second Quarter of Fiscal 2005 was $100.9 million, an increase of $12.6 million, or 14.3%, compared to revenue of $88.3 million for the Second Quarter of Fiscal 2004. Revenue from international customers for the Second Quarter of Fiscal 2005 represented 67.4% of total revenue, compared to 59.4% for the Second Quarter of Fiscal 2004. Test segment revenue for the Second Quarter of Fiscal 2005 was $84.9 million, an increase of $10.7 million, or 14.4%, from revenue of $74.2 million for the Second Quarter of Fiscal 2004. The increase is primarily due to increased short-cycle business and after-market product volume, as well as an estimated $1.9 million favorable impact from currency translation, partially offset by lower backlog at the beginning of the Second Quarter of Fiscal 2005 versus the Second Quarter of Fiscal 2004. Excluding the impact of currency translation, revenue for the Test segment for the Second Quarter of Fiscal 2005 would have increased by an estimated $8.8 million compared to the Second Quarter of Fiscal 2004. Industrial segment revenue for the Second Quarter of Fiscal 2005 was $16.0 million, an increase of $1.9 million, or 13.5%, compared to revenue of $14.1 million for the Second Quarter of Fiscal 2004, driven by increased volume in the Sensors business and an estimated $0.5 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the Second Quarter of Fiscal 2005 would have increased by an estimated $1.4 million compared to the Second Quarter of Fiscal 2004.

Gross profit for the Second Quarter of Fiscal 2005 increased 26.1%, to $42.5 million, compared to gross profit of $33.7 million for the Second Quarter of Fiscal 2004. Gross profit as a percentage of revenue was 42.1% for the Second Quarter of Fiscal 2005, an increase of 3.9 percentage points from 38.2% for the Second Quarter of Fiscal 2004. Gross profit as a percent of revenue for the Test segment was 42.1% for the Second Quarter of Fiscal 2005 compared to 36.2% for the Second Quarter of Fiscal 2004. This increase was primarily due to higher volume, favorable product mix and improved capacity utilization, partially offset by an unfavorable impact from currency translation of an estimated 0.4 percentage points. Excluding the impact of currency translation, gross profit for the Test segment as a percentage of revenue for the Second Quarter of Fiscal 2005 would have been an estimated 42.5%. Gross profit as a percent of revenue for the Industrial segment decreased 6.3 percentage points to 42.0% for the Second Quarter of Fiscal 2005, compared to 48.3% for the Second Quarter of Fiscal 2004, primarily due to unfavorable product mix and charges associated with excess and obsolete inventory, partially offset by a favorable impact from currency translation of an estimated 0.3 percentage points. Excluding the impact of currency translation, gross profit for the Industrial segment as a percentage of revenue for the Second Quarter of Fiscal 2005 would have been an estimated 41.7%.

Selling expense for the Second Quarter of Fiscal 2005 increased to $17.1 million, or 14.8%, from $14.9 million for the Second Quarter of Fiscal 2004, primarily due to increased investment in marketing initiatives in the Test segment and an estimated $0.3 million unfavorable impact of currency translation. Excluding the impact of currency translation, selling expense for the Second Quarter of Fiscal 2005 would have increased by an estimated 12.8% compared to the Second Quarter of Fiscal 2004. Selling expense as a percentage of revenue for the Second Quarter of Fiscal 2005 was 16.9%, flat with the Second Quarter of Fiscal 2004.

General and administrative expense totaled $8.3 million for the Second Quarter of Fiscal 2005, an increase of 29.7% compared to $6.4 million for the Second Quarter of Fiscal 2004. This increase was primarily due to a $1.8 million increase in legal, accounting, and strategic consulting expenses and an estimated $0.1 million unfavorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense for the Second Quarter of Fiscal 2005 would have increased by an estimated 28.1% compared to the Second Quarter of Fiscal 2004. General and administrative expense as a percentage of revenue increased to 8.2% for the Second Quarter of Fiscal 2005, compared to 7.2% for the Second Quarter of Fiscal 2004.

Research and development expense totaled $4.4 million for the Second Quarter of Fiscal 2005, an increase of 37.5% compared to $3.2 million for the Second Quarter of Fiscal 2004. This increase was primarily due to a planned increase in investments in new product development in the Test segment. Research and development expense as a percentage of revenue increased to 4.4% for the Second Quarter of Fiscal 2005, compared to 3.6% for the Second Quarter of Fiscal 2004. There was no significant impact on research and development expense from currency translation for the Second Quarter of Fiscal 2005.

Income from operations increased 38.0% to $12.7 million for the Second Quarter of Fiscal 2005, compared to $9.2 million for the Second Quarter of Fiscal 2004. Income from operations in the Test segment increased $4.0 million, or 54.8%, to $11.3 million for the Second Quarter of Fiscal 2005, compared to $7.3 million for the Second Quarter of Fiscal 2004, primarily due to higher volume, favorable product mix, improved capacity utilization, and an estimated $0.2 million favorable impact of currency translation, partially offset by $4.9 million increased operating expenses. Excluding the impact of currency translation, income from operations for the Second Quarter of Fiscal 2005 would have increased by an estimated 52.1% compared to the Second Quarter of Fiscal 2004. Income from operations in the Industrial segment decreased by $0.5 million to $1.4 million for the Second Quarter of Fiscal 2005, compared to $1.9 million for the Second Quarter of Fiscal 2004, primarily due to unfavorable product mix and charges associated with excess and obsolete inventory, partially offset by an estimated $0.1 million favorable impact of currency translation. Excluding the impact of currency translation, income from operations for the Second Quarter of Fiscal 2005 would have decreased by an estimated 31.6% compared to the Second Quarter of Fiscal 2004.

Interest expense was $0.5 million for the Second Quarter of Fiscal 2005, a decrease of $0.2 million compared to $0.7 million for the Second Quarter of Fiscal 2004, due to a reduction in the Company’s long-term debt obligations.

Interest income was $0.5 million for the Second Quarter of Fiscal 2005, a slight increase from interest income of $0.4 million for the Second Quarter of Fiscal 2004.

Other income, net decreased $0.5 million to income of $0.2 million for the Second Quarter of Fiscal 2005, compared to $0.7 million for the Second Quarter of Fiscal 2004, primarily due to reduced gains on foreign currency transactions.

Provision for income taxes totaled $4.4 million for the Second Quarter of Fiscal 2005, an increase of 41.9% compared to $3.1 million for the Second Quarter of Fiscal 2004. The effective tax rate for the Second Quarter of Fiscal 2005 was 34.4%, an increase of 2.3 percentage points compared to a tax rate of 32.1% for the Second Quarter of Fiscal 2004, reflecting a change in estimate in the Company’s anticipated annual tax rate for fiscal year 2005. The projected effective tax rate for fiscal year 2005 reflects an expected increase in the proportion of foreign income versus domestic income, higher expected pre-tax income, and unfavorable implications associated with the American Jobs Creation Act of 2004. The unfavorable implications of the new law include the partial loss of the extraterritorial income exclusion and no offsetting benefit from the manufacturing deduction for fiscal year 2005. The tax rate for fiscal year 2005 is expected to be approximately 35.7%. The actual effective rate may differ due to the Company’s actual mix of foreign and domestic income, foreign exports, and other items. Additionally, the Company has not yet concluded its analysis of the impact of the American Jobs Creation Act of 2004.

Net income was $8.5 million for the Second Quarter of Fiscal 2005, compared to $6.5 million for the Second Quarter of Fiscal 2004. The increase was primarily due to improved income from operations, partially offset by an increase in the Company’s effective tax rate. The estimated impact on net income from currency translation for the Second Quarter of Fiscal 2005 was $0.2 million. Excluding the impact of currency translation, net income for the Second Quarter of Fiscal 2005 would have been $8.3 million.

First Half of Fiscal 2005 Compared to First Half of Fiscal 2004

Revenue for the First Half of Fiscal 2005 was $199.4 million, an increase of $26.5 million, or 15.3%, compared to revenue of $172.9 million for the First Half of Fiscal 2004. Revenue from international customers for the First Half of Fiscal 2005 represented 66.0% of total revenue, compared to 57.1% for the First Half of Fiscal 2004. Revenue generated by the Test segment was $168.2 million for the First Half of Fiscal 2005, an increase of 14.9% from $146.4 million for the First Half of Fiscal 2004. The increase is primarily due to higher backlog at the beginning of fiscal year 2005 versus the beginning of Fiscal 2004, increased short-cycle business and after-market product volume, and an estimated $4.7 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Test segment for the First Half of Fiscal 2005 would have increased by an estimated $17.1 million compared to the First Half of Fiscal 2004. Industrial segment revenue for the First Half of Fiscal 2005 was $31.2 million, an increase of $4.7 million, or 17.7%, compared to revenue of $26.5 million for the First Half of Fiscal 2004, primarily driven by increased volume in the Sensors business and an estimated $1.3 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the First Half of Fiscal 2005 would have increased by an estimated $3.4 million compared to the First Half of Fiscal 2004.

Gross profit for the First Half of Fiscal 2005 increased 22.0%, to $83.2 million, compared to gross profit of $68.2 million for the First Half of Fiscal 2004. Gross profit as a percentage of revenue was 41.7% for the First Half of Fiscal 2005, an increase of 2.3 percentage points from 39.4% for the First Half of Fiscal 2004. Gross profit as a percent of revenue for the Test segment was 41.6% for the First Half of Fiscal 2005 compared to 37.8% for the First Half of Fiscal 2004. This increase was primarily due to higher volume, favorable product mix and improved capacity utilization, partially offset by an unfavorable impact from currency translation of an estimated 0.6 percentage points. Excluding the impact of currency translation, gross profit for the Test segment as a percentage of revenue for the First Half of Fiscal 2005 would have been an estimated 42.2%. Gross profit as a percentage of revenue for the Industrial segment decreased to 42.6% for the First Half of Fiscal 2005, compared to 48.3% for the First Half of Fiscal 2004, primarily due to unfavorable product mix and charges associated with excess and obsolete inventory, partially offset by a favorable impact from currency translation of an estimated 0.2 percentage points. Excluding the impact of currency translation, gross profit for the Industrial segment as a percentage of revenue for the First Half of Fiscal 2005 would have been an estimated 42.4%.

Selling expense for the First Half of Fiscal 2005 increased to $33.4 million, or 17.2%, from $28.5 million for the First Half of Fiscal 2004, primarily due to increased investment in marketing initiatives in the Test segment and an estimated $0.9 million unfavorable impact of currency translation. Excluding the impact of currency translation, selling expense for the First Half of Fiscal 2005 would have increased by an estimated 14.0% compared to the First Half of Fiscal 2004. Selling expense as a percentage of revenue for the First Half of Fiscal 2005 increased to 16.8%, compared to 16.5% for the First Half of Fiscal 2004.

General and administrative expense totaled $15.6 million for the First Half of Fiscal 2005, an increase of 21.9% compared to $12.8 million for the First Half of Fiscal 2004. This increase was primarily due to a $2.4 million increase in legal, accounting and strategic consulting expenses and an estimated $0.2 million unfavorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense for the First Half of Fiscal 2005 would have increased by an estimated 20.3% compared to the First Half of Fiscal 2004. General and administrative expense as a percentage of revenue increased to 7.8% for the First Half of Fiscal 2005, compared to 7.4% for the First Half of Fiscal 2004.

Research and development expense totaled $8.5 million for the First Half of Fiscal 2005, an increase of 30.8% compared to $6.5 million for the First Half of Fiscal 2004. This increase was primarily due to a planned increase in investments in new product development in the Test segment. Research and development expense as a percentage of revenue increased to 4.3% for the First Half of Fiscal 2005, compared to 3.8% for the First Half of Fiscal 2004. There was no significant impact on research and development expense from currency translation for the First Half of Fiscal 2005.

Income from operations increased 26.0% to $25.7 million for the First Half of Fiscal 2005, compared to $20.4 million for the First Half of Fiscal 2004. Income from operations in the Test segment increased $5.2 million, or 29.5%, to $22.8 million for the First Half of Fiscal 2005, compared to $17.6 million for the First Half of Fiscal 2004, primarily due to higher volume, favorable product mix, improved capacity utilization and an estimated $0.2 million favorable impact of currency translation, partially offset by $9.3 million increased operating expenses. Excluding the impact of currency translation, income from operations for the First Half of Fiscal 2005 would have increased by an estimated 28.4% compared to the First Half of Fiscal 2004. Income from operations in the Industrial segment increased by $0.1 million to $2.9 million for the First Half of Fiscal 2005, compared to $2.8 million for the First Half of Fiscal 2004, primarily due to an estimated $0.3 million favorable impact of currency translation, partially offset by charges associated with excess and obsolete inventory. Excluding the impact of currency translation, income from operations for the First Half of Fiscal 2005 would have decreased by an estimated 7.1% compared to the First Half of Fiscal 2004, primarily due to unfavorable product mix.

Interest expense decreased $0.3 million to $1.1 million for the First Half of Fiscal 2005, compared to $1.4 million for the First Half of Fiscal 2004, due to a reduction in the Company’s long-term debt obligations.

Interest income was $0.9 million for the First Half of Fiscal 2005, flat with the First Half of Fiscal 2004.

Other income, net decreased $0.9 million to income of $0.4 million for the First Half of Fiscal 2005, compared to $1.3 million for the First Half of Fiscal 2004, primarily due to reduced gains on foreign currency transactions in the First Half of Fiscal 2004.

Provision for income taxes totaled $9.3 million for the First Half of Fiscal 2005, an increase of 32.9% compared to $7.0 million for the First Half of Fiscal 2004. The effective tax rate for the First Half of Fiscal 2005 was 35.7%, an increase of 2.4 percentage points compared to a tax rate of 33.3% for the First Half of Fiscal 2004. The projected effective tax rate for fiscal year 2005 reflects an expected increase in the total year proportion of foreign income versus domestic income, higher anticipated pre-tax income, and unfavorable implications associated with the American Jobs Creation Act of 2004. The unfavorable implications of the new law include the partial loss of the extraterritorial income exclusion and no offsetting benefit from the manufacturing deduction for fiscal year 2005. The tax rate for fiscal year 2005 is expected to be approximately 35.7%. The rate may differ due to the Company’s actual mix of foreign and domestic income, foreign exports, and other items. Additionally, the Company has not yet concluded its analysis of the impact of the American Jobs Creation Act of 2004.

Net income was $16.7 million for the First Half of Fiscal 2005, compared to $14.1 million for the First Half of Fiscal 2004. The increase was primarily due to improved income from operations, partially offset by an increase in the Company’s effective tax rate. The estimated favorable impact on net income from currency translation for the First Half of Fiscal 2005 was $0.3 million. Excluding the impact of currency translation, net income for the First Half of Fiscal 2005 would have been $16.4 million.

Capital Resources and Liquidity

Total cash and cash equivalents was flat in the First Half of Fiscal 2005 compared to an increase in total cash and cash equivalents in the First Half of Fiscal 2004 of $26.5 million, primarily due to increased net purchases of short-term investments and the repurchase of the Company’s common stock in the First Half of Fiscal 2005. The Company believes that its anticipated operating cash flow, funds available from cash and cash equivalents and short-term investments totaling $148.1 million at April 2, 2005, and unused financing sources are adequate to fund ongoing operations, capital expenditures, and share repurchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $29.8 million for the First Half of Fiscal 2005, compared to cash provided of $28.0 million for the First Half of Fiscal 2004. Operating cash flow for the First Half of Fiscal 2005 primarily resulted from strong earnings and a decrease in working capital requirements of $12.6 million, partially offset by the payment of accrued compensation benefits of $6.7 million. Operating cash flow for the First Half of Fiscal 2004 was primarily due to strong earnings and a decrease in working capital requirements of $9.9 million, partially offset by payment of accrued compensation benefits of $3.6 million.

Cash flows from investing activities required the use of cash totaling $22.9 million for the First Half of Fiscal 2005, compared to the use of cash totaling $4.5 million for the First Half of Fiscal 2004. During the First Half of Fiscal 2005, the Company made net purchases of short-term investments of $18.9 million and invested $4.0 million in property and equipment. During the First Half of Fiscal 2004, the Company made net purchases of short-term investments of $1.8 million and invested $2.7 million in property and equipment.

Cash flows from financing activities required the use of cash totaling $9.7 million for the First Half of Fiscal 2005, compared to cash provided of $1.4 million for the First Half of Fiscal 2004. The cash usage for the First Half of 2005 was due to the repurchase of $13.9 million of the Company’s common stock, repayment of interest-bearing debt of $1.2 million, payment of cash dividends of $1.6 million, partially offset by $7.0 million received in connection with employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan. Cash provided from financing activities for the First Half of Fiscal 2004 was due to net proceeds received on interest-bearing debt of $3.0 million and $7.4 million received in connection with employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan, partially offset by the repurchase of $6.5 million of the Company’s common stock and payment of cash dividends of $2.5 million.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At April 2, 2005, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the Second Quarter of Fiscal 2005, the Company purchased 269,200 shares of its common stock for $8.5 million.

During the Second Quarter of Fiscal 2005, the Company reclassified its investment in highly rated liquid municipal securities and corporate preferred stock from cash equivalents to short-term investments. Previous period balances have been reclassified for comparability. The reclassification was based upon the securities having a final maturity date in excess of three months beyond the date of acquisition.

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

(iii)

Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates. The Company derives significant revenue from the global ground vehicles and aeropace industries, and therefore is subject to economic cycles affecting these customers.

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

(vii)	The Company operates internationally and is subject to foreign currency exchange rate fluctuations, which can affect its results from operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At April 2, 2005, the Company had an investment portfolio consisting of money market funds and bank deposits in addition to cash classified as cash equivalents of $66.9 million, and investments in highly rated liquid municipal securities and corporate preferred stock classified as short-term investments of $81.3 million. As the interest rate on these investments is frequently re-set, they are not subject to significant interest rate risk.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase of an estimated $8.7 million in revenue for the six months ended April 2, 2005. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in a decrease of an estimated $8.7 million in revenue for the six months ended April 2, 2005. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency exchange rate changes on intercompany foreign currency denominated cash flows and balance sheet positions. Additional information is included in Note 6 in the Condensed Notes to Consolidated Financial Statements.

At April 2, 2005, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 2, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting during the fiscal quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 2, 2005 -
February 5, 2005	74,800	$31.97	74,800	1,003,673

February 6, 2005 -
March 5, 2005	77,600	$33.46	77,600	926,073

March 6, 2005 -
April 2, 2005	116,800	$29.58	116,800	809,273

Total	269,200	$31.36	269,200	809,273

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on January 25, 2005.

(b)	The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders:

	Voted For	Voted Against

Dugald K.Campbell	16,819,842	671,468
Jean-Lou Chameau	17,475,824	15,486
Merlin E. Dewing	17,469,606	21,704
Sidney W. Emery, Jr	17,392,389	98,921
Brendan C. Hegarty	16,806,915	684,395
Barb J. Samardzich	16,820,418	670,892
Linda Hall Whitman	17,292,169	199,141

        Abstentions and broker non-votes in the aggregate represented less than 100 shares.

(c)	KPMG LLP was ratified to serve as the Company’s independent certified public auditors for fiscal year 2005 with 17,438,203 votes in favor, 33,445 votes against, and 19,686 votes abstained.

(d)	The Company’s Executive Variable Compensation Plan was approved with 16,743,843 votes in favor, 450,323 votes against, and 297,141 votes abstained.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Restated Bylaws, reflecting amendments through November 26, 2002, incorporated by reference from Exhibit 3.b of Form 10-K for the fiscal year ended September 27, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: May 10, 2005	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer

Dated: May 10, 2005	/s/ Susan E. Knight

Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).