Form 10-Q
period 2005-07-02
MTS SYSTEMS CORP
filed 2005-08-09
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 2, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

☒ Yes                                 ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

☒ Yes                                 ☐ No

The number of shares outstanding of the Registrant’s common stock as of August 3, 2005 was 19,785,531 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2005

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited – in thousands, except per share data)

	July 2, 2005	October 2, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$78,252	$66,948
Short-term investments	77,346	62,355
Accounts receivable, net of allowances for doubtful accounts	59,033	66,066
Unbilled accounts receivable	29,235	35,896
Inventories	37,531	37,736
Prepaid expenses	4,174	4,108
Current deferred tax assets	6,283	6,290
Other current assets	2,246	256

Total current assets	294,100	279,655

Property and Equipment:
Land	2,478	2,478
Buildings and improvements	46,669	47,541
Machinery and equipment	79,155	87,265
Accumulated depreciation	(76,836)	(84,509)

Total property and equipment, net	51,466	52,775

Goodwill	4,426	4,447
Other assets	3,379	2,283
Non-current deferred tax assets	2,442	2,475

Total Assets	$355,813	$341,635

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$1,602	$1,501
Current maturities of long-term debt	6,740	6,841
Accounts payable	13,657	15,675
Accrued payroll-related costs	26,217	31,966
Advance payments from customers	52,511	49,918
Accrued warranty costs	6,615	6,147
Accrued income taxes	8,264	3,857
Current deferred income taxes	6,959	7,101
Other accrued liabilities	15,705	13,887

Total current liabilities	138,270	136,893

Deferred income taxes	1,341	1,382
Long-term debt, less current maturities	21,202	22,376
Other long-term liabilities	9,407	9,188

Total Liabilities	170,220	169,839

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
19,652 shares issued and outstanding	4,913	4,913
Retained earnings	169,411	155,825
Accumulated other comprehensive income	11,269	11,058

Total shareholders’ investment	185,593	171,796

Total Liabilities and Shareholders’ Investment	$355,813	$341,635

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Revenue	$99,685	$91,553	$299,068	$264,463
Cost of sales	55,605	55,241	171,763	159,957

Gross profit	44,080	36,312	127,305	104,506

Operating expenses:
Selling	16,319	15,371	49,748	43,858
General and administrative	8,459	7,487	24,034	20,297
Research and development	3,754	3,156	12,240	9,692

Total operating expenses	28,532	26,014	86,022	73,847

Income from operations	15,548	10,298	41,283	30,659

Interest expense	(524)	(766)	(1,639)	(2,148)
Interest income	698	495	1,635	1,360
Other (expense) income, net	(705)	582	(344)	1,904

Income before income taxes	15,017	10,609	40,935	31,775
Provision for income taxes	5,110	3,981	14,363	11,029

Net income	$9,907	$6,628	$26,572	$20,746

Earnings per share:
Basic earnings per share	$0.50	$0.32	$1.35	$0.99
Weighted average number of common shares outstanding – basic	19,639	20,735	19,735	20,869

Diluted earnings per share	$0.49	$0.31	$1.29	$0.96
Weighted average number of common shares outstanding – diluted	20,339	21,566	20,529	21,705

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	July 2, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$26,572	$20,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,998	6,882
Gain on sale of property and equipment	—	(363)
Deferred income taxes	(9)	(27)
Bad debt provision	(10)	140

Changes in operating assets and liabilities:
Accounts and unbilled receivables	13,425	(8,964)
Inventories	(178)	(24)
Prepaid expenses	1,448	(2,366)
Other assets	(3,378)	942
Accounts payable	(2,063)	2,535
Accrued payroll-related costs	(5,204)	577
Advance payments from customers	3,161	10,363
Accrued warranty costs	528	1,346
Other current liabilities	9,362	5,025

Net cash provided by operating activities	50,652	36,812

Cash flows from investing activities:
Additions to property and equipment	(5,776)	(4,312)
Proceeds from sale of property and equipment	—	1,952
Proceeds from maturity of short-term investments	140,110	153,639
Purchases of short-term investments	(155,251)	(154,682)

Net cash used in investing activities	(20,917)	(3,403)

Cash flows from financing activities:
Net proceeds (repayments) under short-term borrowings	129	(406)
Proceeds received under notes payable to banks	1,525	4,686
Payments of notes payable to banks	(1,541)	(3,149)
Payments of long-term debt	(1,280)	(1,298)
Cash dividends	(3,197)	(3,807)
Proceeds from exercise of stock options	9,720	8,378
Payments to purchase and retire common stock	(22,809)	(26,672)

Net cash used in financing activities	(17,453)	(22,268)

Effect of exchange rate on changes in cash	(978)	1,748

Net increase in cash and cash equivalents	11,304	12,889

Cash and cash equivalents, at beginning of period	66,948	49,786

Cash and cash equivalents, at end of period	$78,252	$62,675

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest expense	$1,585	$2,017
Income taxes	$5,469	$7,083

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Form 10-K filed with the SEC. Interim results of operations for the three- and nine-month periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s previously reported financial position and net income. During the second quarter of fiscal 2005, the Company reclassified its investment in highly rated, liquid municipal securities and corporate preferred stock from Cash Equivalents to Short-Term Investments. Prior period balances were reclassified for comparability. The reclassification was based upon the securities having a final maturity date in excess of three months from their date of acquisition.

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

Inventories.   Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at July 2, 2005 and October 2, 2004 were as follows:

	July 2, 2005	October 2, 2004
	(in thousands of dollars)
Customer projects in various
stages of completion	$13,658	$14,320
Components,
assemblies and parts	23,873	23,416

Total	$37,531	$37,736

Warranty Obligations.   Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended July 2, 2005 and June 26, 2004 were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands of dollars)
Beginning balance	$6,615	$5,271	$6,147	$4,862
Warranty provisions	1,855	1,974	6,062	5,240
Warranty claims	(1,677)	(966)	(5,445)	(3,899)
Currency translation	(178)	8	(149)	84

Ending balance	$6,615	$6,287	$6,615	$6,287

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 and has elected to not expense these arrangements under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the periods ended July 2, 2005 and June 26, 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands of dollars)
Net income:
As reported	$9,907	$6,628	$26,572	$20,746
Deduct fair value of employee stock-based
compensation expense, net of tax	(704)	(885)	(2,330)	(2,410)

Pro forma	$9,203	$5,743	$24,242	$18,336

Basic Earnings Per Share:
As reported	$0.50	$0.32	$1.35	$0.99
Pro forma	$0.47	$0.28	$1.23	$0.88

Diluted Earnings Per Share:
As reported	$0.49	$0.31	$1.29	$0.96
Pro forma	$0.45	$0.27	$1.19	$0.85

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods is included in Note 1 in these Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.

3.    Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Substantially all options to acquire common shares have been included in the diluted weighted shares outstanding calculation for the periods ended July 2, 2005 and June 26, 2004 because the average market value of the shares was greater than the exercise price of substantially all outstanding options. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands, except per share data)
Net income	$9,907	$6,628	$26,572	$20,746

Weighted average common shares outstanding	19,639	20,735	19,735	20,869
Diluted potential common shares	700	831	794	836

Total diluted weighted shares outstanding	$20,339	$21,566	$20,529	$21,705

Earnings per share:
Basic	$0.50	$0.32	$1.35	$0.99
Diluted	0.49	0.31	1.29	0.96

4.    Short-Term Investments

The Company classifies its debt securities as either available-for-sale or held-to-maturity investments. Investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. Held-to-maturity securities are carried at amortized cost, which approximates market value. At July 2, 2005 and October 2, 2004, the Company held available-for-sale investments totaling $77.3 million and $62.4 million, respectively, and no held-to-maturity investments. At July 2, 2005, available-for-sale securities consisted of highly rated municipal obligations and bank term deposits of $74.9 million and $2.4 million, respectively. At October 2, 2004, available-for-sale securities consisted entirely of highly rated municipal obligations and corporate preferred stock. There were no significant unrealized gains or losses from investments in these available-for-sale securities as of July 2, 2005 or October 2, 2004.

5.    Business Segment Information

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments, “Test” and “Industrial.” The Test segment provides testing equipment, integrated software, and consulting services to the ground vehicles, aerospace, and infrastructure markets. The Industrial segment provides component solutions, such as position sensors, that automate machines and machine tools, as well as aerospace components produced by the Company’s AeroMet subsidiary.

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

Financial information by reportable segment for the periods ended July 2, 2005 and June 26, 2004 was as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands of dollars)
Revenue by Segment:
Test	$83,064	$76,605	$251,240	$222,988
Industrial	16,621	14,948	47,828	41,475

Total revenue	$99,685	$91,553	$299,068	$264,463

Income from Operations by Segment:
Test	$12,947	$8,212	$35,745	$25,813
Industrial	2,601	2,086	5,538	4,846

Total income from operations	$15,548	$10,298	$41,283	$30,659

6.    Derivative Instruments and Hedging Activities

The Company periodically enters into forward option contracts with banks to exchange currencies at a set future date and rate to maintain the functional currency value of specifically identified foreign currency exposures. Because the market value of these foreign currency forward exchange contracts is derived from current and expected exchange rates, these are classified as derivative financial instruments. The Company does not use foreign exchange contracts for speculative or trading purposes.

Contracts utilized to maintain the functional currency value of future financial transactions are matched to the identified exposures and designated as foreign currency cash flow hedges. Subsequent changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time the underlying forecasted transactions have occurred. The Company periodically assesses whether the contracts are effective in hedging the functional currency value of the expected foreign currency transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively and reclassifies the unrealized gain or loss from Accumulated Other Comprehensive Income (Loss) to Other (Expense) Income, net on the Consolidated Statement of Income in the current period. Subsequent changes in the market value of the contract are recognized in current period earnings. The Company also uses foreign currency forward exchange contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The related gains and losses are included in Other (Expense) Income, net on the Consolidated Statement of Income.

At July 2, 2005 and June 26, 2004, the Company had outstanding foreign currency forward exchange contracts with gross U.S. dollar notional equivalent amounts of $152.6 million and $25.2 million, respectively. At July 2, 2005 and June 26, 2004, the market value of the foreign currency forward contracts was $1.4 million and not material, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the three-month periods ended July 2, 2005 and June 26, 2004. At July 2, 2005 and June 26, 2004, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was approximately $1.1 million and not material, respectively. The maximum original maturity of any derivative was 2.0 and 1.0 years at July 2, 2005 and June 26, 2004, respectively.

7.    Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities as of July 2, 2005 or June 26, 2004.

Comprehensive income for the periods ended July 2, 2005 and June 26, 2004 was as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands of dollars)
Net income	$9,907	$6,628	$26,572	$20,746
Change in cumulative translation adjustment	(4,546)	255	(1,351)	2,916
Change in unrealized gain (loss) on derivative
instruments	1,665	33	1,562	464

Comprehensive income	$7,026	$6,916	$26,783	$24,126

8.    Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended July 2, 2005 and June 26, 2004 included the following components:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands of dollars)
Service cost-benefit earned during the period	$86	$76	$258	$229
Interest cost on projected benefit obligation	121	106	363	318
Net amortization and deferral	3	5	9	15

Net periodic retirement cost	$210	$187	$630	$562

9.    Subsequent Event

On July 28, 2005, the Company’s Board of Directors approved a plan to sell its Powertrain Technology division, which is based in Ann Arbor, Michigan. On August 1, 2005, the Company entered into a definitive agreement to sell substantially all of the net assets (excluding cash and cash equivalents) associated with its Powertrain Technology division to A&D Company, Ltd., based in Tokyo, Japan. The sale was effective as of August 5, 2005. For fiscal year 2005, the results of operations of the Powertrain Technology division will be reported as discontinued operations, and the Company expects to record a gain on the sale of this discontinued business in the fourth quarter of fiscal 2005. This sale represents the Company’s exit from the vehicle engine test business; however, the Company will retain its position in the vehicle drivetrain test business, which is part of the core Test segment business based in Eden Prairie, Minnesota.

Total assets and liabilities of the Powertrain Technology division at July 2, 2005 were $14.9 million and $3.6 million, respectively. Operating results of the Powertrain Technology division for the periods ended July 2, 2005 and June 26, 2004 were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(in thousands of dollars)
Revenue	$4,130	$6,208	$12,450	$18,780
Income (loss) from operations	$600	$862	$(1,577)	$3,217

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

Overall Results

Three Months Ended July 2, 2005 (“Third Quarter of Fiscal 2005”) Compared to
Three Months Ended June 26, 2004 (“Third Quarter of Fiscal 2004”)

Orders for the Third Quarter of Fiscal 2005 increased 5.5% to $84.1 million compared to $79.7 million for the Third Quarter of Fiscal 2004, primarily driven by increased volume in both the Test and Industrial segments in Europe and Asia, partially offset by decreased volume in North America. Backlog of undelivered orders at July 2, 2005 was approximately $209 million, a decrease of 9.5% from backlog of approximately $231 million at April 2, 2005, compared to backlog of approximately $204 million at the end of the Third Quarter of Fiscal 2004. Revenue of $99.7 million for the Third Quarter of Fiscal 2005 increased 8.8% compared to revenue of $91.6 million for the Third Quarter of Fiscal 2004, primarily due to increased project and short-cycle business in the Test segment and continued growth in the Sensors business, as well as an estimated $1.3 million favorable impact from currency translation. Income from operations for the Third Quarter of Fiscal 2005 was $15.5 million, an increase of 50.5% compared to $10.3 million for the Third Quarter of Fiscal 2004, primarily driven by increased volume and improved margins in both business segments. Net income for the Third Quarter of Fiscal 2005 was $9.9 million, or $0.49 per diluted share, an increase of 50.0% compared to $6.6 million, or $0.31 per diluted share, for the Third Quarter of Fiscal 2004, primarily due to increased income from operations. A favorable tax rate due to discrete items in the Third Quarter of Fiscal 2005 also contributed approximately $0.03 in earnings per diluted share compared to the Third Quarter of Fiscal 2004.

Nine Months Ended July 2, 2005 (“First Nine Months of Fiscal 2005”) Compared to
Nine Months Ended June 26, 2004 (“First Nine Months of Fiscal 2004”)

Orders for the First Nine Months of Fiscal 2005 decreased 2.0% to $308.0 million compared to $314.4 million for the First Nine Months of Fiscal 2004, primarily due to the prior year booking of two large, multi-year, international contracts in excess of $48 million and continued weakness in the Test segment in North America, partially offset by increased volume in the Industrial segment across all geographies. Backlog of undelivered orders at July 2, 2005 increased 5.0% to approximately $209 million, compared to backlog of approximately $199 million at October 2, 2004. Revenue of $299.1 million for the First Nine Months of Fiscal 2005 increased 13.1% compared to $264.5 million for the First Nine Months of Fiscal 2004, driven by higher beginning backlog and increased short-cycle business in the Test segment and continued growth in the Sensors business, as well as an estimated $7.3 million favorable impact from currency translation. Income from operations for the First Nine Months of Fiscal 2005 was $41.3 million, an increase of 34.5% compared to $30.7 million for the First Nine Months of Fiscal 2004, primarily reflecting improved margins in the Test segment due to favorable product mix and productivity gains, as well as increased volume in both business segments. Net income for the First Nine Months of Fiscal 2005 was $26.6 million, or $1.29 per diluted share, an increase of 28.5% compared to $20.7 million, or $0.96 per diluted share, for the First Nine Months of Fiscal 2004, primarily due to increased income from operations.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent degree of uncertainty. Further information is provided in Note 1 in the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods is included in Note 1 in these Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.

Orders and Backlog

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

Orders for the Third Quarter of Fiscal 2005 aggregated $84.1 million, an increase of 5.5% compared to orders of $79.7 million for the Third Quarter of Fiscal 2004. This increase is primarily driven by increased volume in both the Test and Industrial segments in Europe and Asia, partially offset by decreased Test segment volume in North America.

Orders for the Test segment in the Third Quarter of Fiscal 2005 increased 5.7% to $68.1 million, compared to orders of $64.4 million for the Third Quarter of Fiscal 2004. This increase was primarily due to increased volume in the infrastructure and aerospace markets in Europe and Asia, partially offset by decreased volume in North America. The Test segment accounted for 81.0% of total Company orders for the Third Quarter of Fiscal 2005, compared to 80.8% for the Third Quarter of Fiscal 2004.

Orders for the Industrial segment in the Third Quarter of Fiscal 2005 increased 4.6% to $16.0 million, compared to orders of $15.3 million for the Third Quarter of Fiscal 2004, reflecting higher demand in the Sensors business, primarily in Europe. The Industrial segment accounted for 19.0% of total Company orders in the Third Quarter of Fiscal 2005, compared to 19.2% in the Third Quarter of Fiscal 2004.

Backlog of undelivered orders at July 2, 2005 was approximately $209 million, a decrease of 9.5% from backlog of $231 million at April 2, 2005, primarily due to project timing. Backlog at June 26, 2004 was approximately $204 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

Orders during the First Nine Months of Fiscal 2005 aggregated $308.0 million, a decrease of 2.0% compared to orders of $314.4 million for the First Nine Months of Fiscal 2004, driven by continued weakness in the Test segment in North America, partially offset by increased volume in the Industrial segment across all geographies.

Orders for the Test segment for the First Nine Months of Fiscal 2005 decreased 5.1% to $260.1 million, compared to orders of $274.0 million for the First Nine Months of Fiscal 2004. The decrease is primarily due to the prior year booking of two large, multi-year, international contracts in excess of $48 million and continued weakness in North America. The Test segment accounted for 84.4% of total Company orders during the First Nine Months of Fiscal 2005, compared to 87.2% for the First Nine Months of Fiscal 2004.

Orders for the Industrial segment for the First Nine Months of Fiscal 2005 increased 18.6% to $47.9 million, compared to orders of $40.4 million for the First Nine Months of Fiscal 2004. The increase primarily reflects continued strength in the Sensors business across all geographies. The Industrial segment accounted for 15.6% of total Company orders for the First Nine Months of Fiscal 2005, compared to 12.8% for the First Nine Months of Fiscal 2004.

Backlog of undelivered orders at July 2, 2005 was approximately $209 million, an increase of 5.0% from backlog of approximately $199 million at October 2, 2004. Backlog at June 26, 2004 was approximately $204 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

Results of Operations

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

Revenue for the Third Quarter of Fiscal 2005 was $99.7 million, an increase of $8.1 million, or 8.8%, compared to revenue of $91.6 million for the Third Quarter of Fiscal 2004. Revenue from international customers for the Third Quarter of Fiscal 2005 represented 65.1% of total revenue, compared to 56.8% for the Third Quarter of Fiscal 2004. Test segment revenue for the Third Quarter of Fiscal 2005 was $83.1 million, an increase of $6.5 million, or 8.5%, from revenue of $76.6 million for the Third Quarter of Fiscal 2004. The increase is primarily due to increased project and short-cycle business in the ground vehicles and infrastructure markets, as well as an estimated $1.0 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Test segment for the Third Quarter of Fiscal 2005 would have increased by an estimated $5.5 million compared to the Third Quarter of Fiscal 2004. Industrial segment revenue for the Third Quarter of Fiscal 2005 was $16.6 million, an increase of $1.6 million, or 10.7%, compared to revenue of $15.0 million for the Third Quarter of Fiscal 2004, driven by increased volume in the Sensors business across all geographies and an estimated $0.3 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the Third Quarter of Fiscal 2005 would have increased by an estimated $1.3 million compared to the Third Quarter of Fiscal 2004.

Gross profit for the Third Quarter of Fiscal 2005 increased 21.5%, to $44.1 million, compared to gross profit of $36.3 million for the Third Quarter of Fiscal 2004. Gross profit as a percent of revenue was 44.2% for the Third Quarter of Fiscal 2005, an increase of 4.6 percentage points from 39.6% for the Third Quarter of Fiscal 2004. Gross profit as a percent of revenue for the Test segment increased 4.8 percentage points to 43.1% for the Third Quarter of Fiscal 2005, compared to 38.3% for the Third Quarter of Fiscal 2004. This increase was primarily due to higher volume with favorable product mix and productivity gains. Gross profit as a percent of revenue for the Industrial segment increased 3.5 percentage points to 50.0% for the Third Quarter of Fiscal 2005, compared to 46.5% for the Third Quarter of Fiscal 2004, primarily due to increased volume in the Sensors business. There was no significant impact on gross profit as a percent of revenue from currency translation in either segment for the Third Quarter of Fiscal 2005.

Selling expense for the Third Quarter of Fiscal 2005 increased to $16.3 million, or 5.8%, from $15.4 million for the Third Quarter of Fiscal 2004, primarily due to increased commissions and incentives on higher order volume in the Test segment. Selling expense as a percent of revenue for the Third Quarter of Fiscal 2005 was 16.3%, compared to 16.8% for the Third Quarter of Fiscal 2004. There was no significant impact on selling expense from currency translation for the Third Quarter of Fiscal 2005.

General and administrative expense totaled $8.5 million for the Third Quarter of Fiscal 2005, an increase of 13.3% compared to $7.5 million for the Third Quarter of Fiscal 2004. This increase was primarily due to a $0.3 million increase in compensation expense, a $0.2 million increase in consulting expenses, a $0.2 million increase in audit fees, and an estimated $0.1 million unfavorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense for the Third Quarter of Fiscal 2005 would have increased by an estimated 12.0% compared to the Third Quarter of Fiscal 2004. General and administrative expense as a percent of revenue increased to 8.5% for the Third Quarter of Fiscal 2005, compared to 8.2% for the Third Quarter of Fiscal 2004.

Research and development expense totaled $3.8 million for the Third Quarter of Fiscal 2005, an increase of 18.8% compared to $3.2 million for the Third Quarter of Fiscal 2004. This increase was primarily due to a planned increase in investments in new product development in the Test segment. Research and development expense as a percentage of revenue increased to 3.8% for the Third Quarter of Fiscal 2005, compared to 3.5% for the Third Quarter of Fiscal 2004. There was no significant impact on research and development expense from currency translation for the Third Quarter of Fiscal 2005.

Income from operations increased 50.5% to $15.5 million for the Third Quarter of Fiscal 2005, compared to $10.3 million for the Third Quarter of Fiscal 2004. Income from operations in the Test segment increased $4.7 million, or 57.3%, to $12.9 million for the Third Quarter of Fiscal 2005, compared to $8.2 million for the Third Quarter of Fiscal 2004, primarily due to higher volume, favorable product mix, productivity gains, and an estimated $0.2 million favorable impact of currency translation, partially offset by $1.7 million increased operating expenses. Excluding the impact of currency translation, income from operations for the Third Quarter of Fiscal 2005 would have increased by an estimated 54.9% compared to the Third Quarter of Fiscal 2004. Income from operations in the Industrial segment increased by $0.5 million, or 23.8%, to $2.6 million for the Third Quarter of Fiscal 2005, compared to $2.1 million for the Third Quarter of Fiscal 2004, primarily due to continued growth in the Sensors business and an estimated $0.1 million favorable impact of currency translation. Excluding the impact of currency translation, income from operations for the Third Quarter of Fiscal 2005 would have increased by an estimated 19.0% compared to the Third Quarter of Fiscal 2004.

Interest expense was $0.5 million for the Third Quarter of Fiscal 2005, a decrease of $0.3 million compared to $0.8 million for the Third Quarter of Fiscal 2004, due to a reduction in the Company’s long-term debt obligations.

Interest income was $0.7 million for the Third Quarter of Fiscal 2005, an increase of $0.2 million compared to interest income of $0.5 million for the Third Quarter of Fiscal 2004. The increase is due to higher average interest rates, partially offset by a slightly lower average balance of cash, cash equivalents and short-term investments during the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004.

Other (expense) income, net was $0.7 million of expense for the Third Quarter of Fiscal 2005, compared to income of $0.6 million for the Third Quarter of Fiscal 2004, primarily due to losses on foreign currency transactions in the Third Quarter of Fiscal 2005 compared to gains in the Third Quarter of Fiscal 2004.

Provision for income taxes totaled $5.1 million for the Third Quarter of Fiscal 2005, an increase of 27.5% compared to $4.0 million for the Third Quarter of Fiscal 2004. The effective tax rate for the Third Quarter of Fiscal 2005 was 34.0%, a decrease of 3.5 percentage points compared to a tax rate of 37.5% for the Third Quarter of Fiscal 2004, primarily due to discrete items relating to tax contingencies that favorably impacted the quarter by $0.03 per diluted share.

Net income was $9.9 million for the Third Quarter of Fiscal 2005, compared to $6.6 million for the Third Quarter of Fiscal 2004. The increase was primarily due to improved income from operations. The estimated favorable impact on net income from currency translation for the Third Quarter of Fiscal 2005 was $0.2 million. Excluding the impact of currency translation, net income for the Third Quarter of Fiscal 2005 would have been an estimated $9.7 million.

First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

Revenue for the First Nine Months of Fiscal 2005 was $299.1 million, an increase of $34.6 million, or 13.1%, compared to revenue of $264.5 million for the First Nine Months of Fiscal 2004. Revenue from international customers for the First Nine Months of Fiscal 2005 represented 65.7% of total revenue, compared to 57.0% for the First Nine Months of Fiscal 2004. Revenue generated by the Test segment was $251.2 million for the First Nine Months of Fiscal 2005, an increase of $28.2 million, or 12.6%, compared to revenue of $223.0 million for the First Nine Months of Fiscal 2004. The increase is primarily due to higher backlog at the beginning of fiscal year 2005 versus the beginning of Fiscal 2004, increased project and short-cycle business, and an estimated $5.8 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Test segment for the First Nine Months of Fiscal 2005 would have increased by an estimated $22.4 million compared to the First Nine Months of Fiscal 2004. Industrial segment revenue for the First Nine Months of Fiscal 2005 was $47.9 million, an increase of $6.4 million, or 15.4%, compared to revenue of $41.5 million for the First Nine Months of Fiscal 2004, primarily driven by increased volume in the Sensors business across all geographies and an estimated $1.5 million favorable impact from currency translation. Excluding the impact of currency translation, revenue for the Industrial segment for the First Nine Months of Fiscal 2005 would have increased by an estimated $4.9 million compared to the First Nine Months of Fiscal 2004.

Gross profit for the First Nine Months of Fiscal 2005 increased 21.8%, to $127.3 million, compared to gross profit of $104.5 million for the First Nine Months of Fiscal 2004. Gross profit as a percent of revenue was 42.6% for the First Nine Months of Fiscal 2005, an increase of 3.1 percentage points from 39.5% for the First Nine Months of Fiscal 2004. Gross profit as a percent of revenue for the Test segment was 42.1% for the First Nine Months of Fiscal 2005, compared to 38.0% for the First Nine Months of Fiscal 2004. This increase was primarily due to higher volume, favorable product mix, and productivity gains, partially offset by an estimated unfavorable impact from currency translation of 0.4 percentage points. Excluding the impact of currency translation, gross profit for the Test segment as a percent of revenue for the First Nine Months of Fiscal 2005 would have been an estimated 42.5%. Gross profit as a percent of revenue for the Industrial segment decreased to 45.2% for the First Nine Months of Fiscal 2005, compared to 47.6% for the First Nine Months of Fiscal 2004, primarily due to unfavorable product mix and charges associated with excess and obsolete inventory due to new product introductions, partially offset by an estimated favorable impact from currency translation of 0.1 percentage points. Excluding the impact of currency translation, gross profit for the Industrial segment as a percent of revenue for the First Nine Months of Fiscal 2005 would have been an estimated 45.1%.

Selling expense for the First Nine Months of Fiscal 2005 increased to $49.7 million, or 13.2%, from $43.9 million for the First Nine Months of Fiscal 2004, primarily due to $3.9 million of increased sales incentives and commissions in both business segments, $1.2 million of increased investment in marketing initiatives and staffing in the Test segment, and an estimated $0.9 million unfavorable impact of currency translation. Excluding the impact of currency translation, selling expense for the First Nine Months of Fiscal 2005 would have increased by an estimated 11.2% compared to the First Nine Months of Fiscal 2004. Selling expense as a percent of revenue for the First Nine Months of Fiscal 2005 was 16.6%, flat with the First Nine Months of Fiscal 2004.

General and administrative expense totaled $24.0 million for the First Nine Months of Fiscal 2005, an increase of 18.2% compared to $20.3 million for the First Nine Months of Fiscal 2004. This increase was primarily due to a $1.6 million increase consulting expenses, a $0.8 million increase in legal expenses, a $0.5 million increase in audit fees, and an estimated $0.3 million unfavorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense for the First Nine Months of Fiscal 2005 would have increased by an estimated 16.7% compared to the First Nine Months of Fiscal 2004. General and administrative expense as a percent of revenue increased to 8.0% for the First Nine Months of Fiscal 2005, compared to 7.7% for the First Nine Months of Fiscal 2004.

Research and development expense totaled $12.2 million for the First Nine Months of Fiscal 2005, an increase of 25.8% compared to $9.7 million for the First Nine Months of Fiscal 2004. This increase was primarily due to a planned increase in investments in new product development in the Test segment. Research and development expense as a percent of revenue increased to 4.1% for the First Nine Months of Fiscal 2005, compared to 3.7% for the First Nine Months of Fiscal 2004. There was no significant impact on research and development expense from currency translation for the First Nine Months of Fiscal 2005.

Income from operations increased 34.5% to $41.3 million for the First Nine Months of Fiscal 2005, compared to $30.7 million for the First Nine Months of Fiscal 2004. Income from operations in the Test segment increased $10.0 million, or 38.8%, to $35.8 million for the First Nine Months of Fiscal 2005, compared to $25.8 million for the First Nine Months of Fiscal 2004, primarily due to higher volume, favorable product mix, productivity gains, and an estimated $0.4 million favorable impact of currency translation, partially offset by $11.0 million of increased operating expenses. Excluding the impact of currency translation, income from operations for the First Nine Months of Fiscal 2005 would have increased by an estimated 37.2% compared to the First Nine Months of Fiscal 2004. Income from operations in the Industrial segment increased by $0.6 million, or 12.2%, to $5.5 million for the First Nine Months of Fiscal 2005, compared to $4.9 million for the First Nine Months of Fiscal 2004, primarily due to continued worldwide growth in the Sensors business and an estimated $0.4 million favorable impact of currency translation, partially offset by charges associated with excess and obsolete inventory. Excluding the impact of currency translation, income from operations for the First Nine Months of Fiscal 2005 would have increased by an estimated 4.1% compared to the First Nine Months of Fiscal 2004.

Interest expense decreased $0.5 million to $1.6 million for the First Nine Months of Fiscal 2005, a decrease of 23.8% compared to $2.1 million for the First Nine Months of Fiscal 2004, due to a reduction in the Company’s long-term debt obligations.

Interest income was $1.6 million for the First Nine Months of Fiscal 2005, an increase of 14.3% compared to $1.4 million for the First Half of Fiscal 2004, due to higher interest rates and a higher average balance of cash, cash equivalents and short-term investments during the First Nine Months of Fiscal 2005 compared to the First Nine Months of Fiscal 2004.

Other (expense) income, net was $0.3 million of expense for the First Nine Months of Fiscal 2005, compared to income of $1.9 million for the First Nine Months of Fiscal 2004, primarily due to losses on foreign currency transactions in the First Nine Months of Fiscal 2005 compared to foreign currency transaction gains in the First Nine Months of Fiscal 2004.

Provision for income taxes totaled $14.4 million for the First Nine Months of Fiscal 2005, an increase of 30.9% compared to $11.0 million for the First Nine Months of Fiscal 2004. The effective tax rate for the First Nine Months of Fiscal 2005 was 35.1%, an increase of 0.4 percentage points compared to a tax rate of 34.7% for the First Nine Months of Fiscal 2004 due to higher pre-tax income, partially offset by the third quarter reduction in tax contingencies related to prior years. The Company anticipates unfavorable impacts associated with the American Jobs Creation Act of 2004, including the partial loss of the extraterritorial income exclusion, with no offsetting benefit from the manufacturing deduction for fiscal year 2005. The Company has not yet concluded its analysis of the impact of the new legislation.

Net income was $26.6 million for the First Nine Months of Fiscal 2005, compared to $20.7 million for the First Nine Months of Fiscal 2004. The increase was primarily due to improved income from operations. The estimated favorable impact on net income from currency translation for the First Nine Months of Fiscal 2005 was $0.5 million. Excluding the impact of currency translation, net income for the First Nine Months of Fiscal 2005 would have been an estimated $26.1 million.

Capital Resources and Liquidity

Total cash and cash equivalents increased $11.3 million in the First Nine Months of Fiscal 2005, primarily due to strong earnings, decreased working capital requirements and proceeds from the exercise of stock options, partially offset by net purchases of short-term investments and the repurchase of the Company’s common stock. Total cash and cash equivalents increased $12.9 million in the First Nine Months of Fiscal 2004, primarily due to strong earnings, decreased working capital requirements and proceeds from the exercise of stock options, partially offset by the repurchase of the Company’s common stock. The Company believes that its anticipated operating cash flow, funds available from cash and cash equivalents and short-term investments totaling $155.6 million at July 2, 2005, and unused financing sources are adequate to fund ongoing operations, capital expenditures, and share repurchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $50.7 million for the First Nine Months of Fiscal 2005, compared to cash provided of $36.8 million for the First Nine Months of Fiscal 2004. Operating cash flow for the First Nine Months of Fiscal 2005 primarily resulted from strong earnings, a decrease in working capital requirements of $14.3 million and an increase in accrued income taxes of $4.2 million, partially offset by the payment of accrued compensation benefits of $5.2 million. Operating cash flow for the First Nine Months of Fiscal 2004 was primarily due to strong earnings, a decrease in working capital requirements of $3.9 million and an increase in accrued income taxes of $3.4 million.

Cash flows from investing activities required the use of cash totaling $20.9 million for the First Nine Months of Fiscal 2005, compared to the use of cash totaling $3.4 million for the First Nine Months of Fiscal 2004. During the First Nine Months of Fiscal 2005, the Company made net purchases of short-term investments of $15.1 million and invested $5.8 million in property and equipment additions. During the First Nine Months of Fiscal 2004, the Company made net purchases of short-term investments of $1.0 million, invested $4.3 million in property and equipment additions, and received proceeds of $1.9 million from the sale of property and equipment.

Cash flows from financing activities required the use of cash totaling $17.5 million for the First Nine Months of Fiscal 2005, compared to a use of cash totaling $22.3 million for the First Nine Months of Fiscal 2004. The cash usage for the First Nine Months of 2005 was due to the repurchase of $22.8 million of the Company’s common stock, payment of cash dividends of $3.2 million, and net repayment of interest-bearing debt of $1.2 million, partially offset by $9.7 million received in connection with employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan. The cash usage from financing activities for the First Nine Months of Fiscal 2004 was due to the repurchase of $26.7 million of the Company’s common stock and payment of cash dividends of $3.8 million, partially offset by $8.4 million received in connection with employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan.

Under the terms of its credit agreements, the Company has agreed to certain financial covenants. At July 2, 2005, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the Third Quarter of Fiscal 2005, the Company purchased 292,000 shares of its common stock for $8.9 million. During the First Nine Months of Fiscal 2005, the Company purchased 748,000 shares of its common stock for $22.8 million.

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

The foregoing list is not exhaustive, and the Company disclaims any obligation to publicly update or revise any forward-looking statements to reflect new information, future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio as of July 2, 2005 included a significant portion of the Company’s $78.3 million of cash and cash equivalents, as well as short-term investments of $77.3 million. The cash equivalent portion is invested in money market funds and bank deposits that have high credit ratings and for which interest rates are re-set to market rates on a daily to quarterly basis. The short-term investment portfolio is invested in highly rated, long-term municipal debt reported at market value for which interest rates are re-set every 7-35 days. The short maturity and/or frequent market rate re-set on these investments significantly mitigates the potential impact of market interest rates on the value of the investment portfolio.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase of $12.6 million in revenue for the nine months ended July 2, 2005. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated decrease of $12.6 million in revenue for the nine months ended July 2, 2005. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency exchange rate changes on intercompany foreign currency denominated cash flows and balance sheet positions. Additional information is included in Note 6 to the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

At July 2, 2005, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of July 2, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting during the fiscal quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 3, 2005 – May 7, 2005	124,800	$28.70	124,800	684,473

May 8, 2005 – June 4, 2005	83,600	$30.63	83,600	600,873

June 5, 2005 – July 2, 2005	83,600	$33.12	83,600	517,273

Total	292,000	$30.52	292,000

The Company purchases Company common stock primarily to offset the dilution created by employee stock compensation programs such as stock options plans, restricted stock grants, and the Employee Stock Purchase Plan. A secondary purpose is as an alternative in returning cash to shareholders. The Company executes all its purchases of Company stock in accordance with Rule 10b-18 of the Securities Act of 1934.

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

MTS SYSTEMS CORPORATION
Dated: August 9, 2005	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer

Dated: August 9, 2005	/s/ Susan E. Knight

Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).