Form 10-K
period 2005-10-01
MTS SYSTEMS CORP
filed 2005-12-14
CIK 68709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $564,933,286.

As of December 7, 2005, the registrant had outstanding 19,403,474 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held January 31, 2006 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Form 10-K

PART I

Item 1.    Business

MTS Systems Corporation is a leading global supplier of test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS high-performance position sensors provide controls for a variety of industrial and vehicular applications. The Company’s mission is to help its customers design, develop, and produce their products faster, with higher quality and at a lower cost. The Company was incorporated on September 12, 1967.

Customers and Products by Business Segment

The Company’s operations are organized into two business segments — the Test segment and the Industrial segment. The operational alignment of these segments allows the Company to maintain a strategic focus on markets having different product and market applications for the Company’s technologies.

Test Segment: Customers of this segment use the Company’s products, systems, software, and services for research, product development, and quality control to determine the mechanical properties and performance of materials, products, and structures. In addition to standard products, the Company offers highly customized systems for simulation and testing. These systems frequently contain “first of kind” advances that are new to a specific application. Products include rolling road simulators, multi-axial test systems, and earthquake simulation systems. Many of the segment’s products and services support its customers’ mechanical design automation processes. The Test segment serves customers in the following markets:

Ground Vehicles: This market consists of automobile, truck, motorcycle, construction, agricultural equipment, and off-road vehicle manufacturers and their suppliers. Equipment, software, and consulting services are used to test vehicular safety, noise, vibration, durability, performance, and material characteristics. This represents the largest market segment within the Test segment.

Aerospace: This market consists of manufacturers of commercial, military, and private aviation aircraft and their suppliers, including engine manufacturers. These customers use the Company’s products, systems, and software for full-scale structural tests on aircraft and aerospace vehicles and components, subsystems, and materials.

Infrastructure: This market consists of construction and mineral/petroleum production companies and test laboratories owned and/or operated by industrial, academic, or governmental entities. Equipment, software, and consulting services are used to test effects of seismic activity, effects of forces on structures, characteristics of materials, and biomechanical properties. Customers also use the Company’s nanomechanical, biomechanical, and servo-hydraulic material testing products and systems in research and product development applications, where a high degree of precision and quality control is required during research and production. The nanomechanical test products address the needs of the highly precise semiconductor industry. Biomechanical applications include implants, prostheses, and other medical and dental devices and materials. Material producers include metal, ceramic, composite, paper, and plastic manufacturers.

Services offered to customers in the above markets include on-site installation, training of customer personnel, and after-market support and maintenance.

The Test segment typically represents approximately 85% of the Company’s total revenue and provides the principal markets for the Company’s technologies.

Industrial Segment: Customers of the Industrial segment use the Company’s measurement and control instrumentation products to measure process variables and to automate production processes. Typical customers include manufacturers of mobile equipment, steel-making equipment, plastic molding machines, pulp and paper processing equipment, transfer lines and various types of semiconductor equipment, and surgical room equipment. Products in the Industrial segment include:

Displacement Position and Liquid Level Sensors based on Magnetostrictive Technology: Displacement sensors accurately measure position and are often used where accurate positioning and continuous control are critical, such as in discrete (piece part) manufacturing machinery, mobile equipment, process control elements and continuous measurement devices. Displacement sensors are also used in high-volume applications requiring low-cost position feedback. MTS has the capability of manufacturing low-cost sensor products in various lengths and configurations, while maintaining an extremely high degree of accuracy. Liquid level sensors accurately measure the level of liquids in tanks and other vessels. These products are marketed to the ultimate end users, such as chemical-producing companies, and to original equipment manufacturers that design level measurement or leak detection into their control systems or accessories for remote indication.

Titanium Part Formation: The Company, through its wholly owned subsidiary AeroMet Corporation, developed an innovative, laser-directed metal deposition process for manufacturing parts from titanium and other metals. This computer-driven process uses a laser to fuse titanium powder or powder of other metals, layer-by-layer, into solid structures. The process significantly reduces the time and amount of material required to produce complex parts used in the aircraft and aerospace industries. The Company exited this business as of October 1, 2005.

The Industrial segment typically represents approximately 15% of the Company’s total revenue.

For additional information regarding the Company’s revenue from external customers and measures of profit and loss and total assets, see the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements appearing under Item 8 of this Form 10-K.

Common Technologies

MTS specializes in the control and measurement of forces and motion. Technologies include sensors for measuring machine and process parameters, control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, and application software to tailor a test or automation system to a specific customer’s needs and to analyze test results. In combination, these technologies and products provide integrated solutions to customers in a variety of markets. The Company’s manufacturing capability includes the production of low- to medium-volume standard and custom products and systems.

Product Development Highlights for Fiscal Year 2005

MTS invests in product, system, and application development. A combination of internal and customer funding enables MTS to advance the application of its existing technologies and develop new capabilities. Selected highlights of product developments that were in progress or completed during fiscal year 2005 include the following:

•

Uni-axial Seismic Tables
MTS® seismic simulators are used throughout the world to research and develop earthquake-resistant buildings and bridges. MTS has extended its line of seismic simulators with a new, more affordable option that will help bring seismic testing capability to developing nations. The new Uni-axial Seismic Simulators are complete-package systems that can be easily installed into existing civil structure laboratories.

•

MTS Insight™ Electromechanical Material Test System
The new MTS Insight™ Electromechanical Load Frame family further enhances the Company’s line of material testing solutions. MTS Insight™ Electromechanical Load Frame features a new load frame, load cells, and Testworks®

Software to provide an affordable, high-performance solution. The product family is designed to provide a wide range of force capacities and performance characteristics to meet individual customer requirements.

•

SWIFT® 50 GLP
The new Spinning Wheel Integrated Force Transducer (SWIFT®) 50 Global Low Profile (GLP) was launched to meet and improve upon the demands of data acquisition and road simulation testing of heavy trucks. SWIFT® enhances the speed and accuracy of durability testing to ensure safe, long-term operation of vehicles.

•

Ride and Comfort Roadway System
Built on industry-leading Flat-Trac® technology, MTS delivered its first Ride and Comfort Roadway system. The system provides automakers with a repeatable laboratory environment to research and improve the vibration and sound characteristics of a vehicle. The MTS solution permits vehicle manufacturers to produce better vehicles by simulating a wide variety of surface conditions that are too costly and time-consuming to conduct via road tests.

•

Multi-Axial Simulation Table
MTS introduced a new high-frequency Multi-Axial Simulation Table (MAST) system. This model features a compact design, higher frequency of operation and advanced acoustical features to enhance squeak, rattle, noise, vibration, and harshness testing. MTS’ high-frequency MAST system accelerates vehicle development processes, expands testing options, and increases productivity in a laboratory testing environment.

•

AeroPro™ 4.1
AeroPro™ Version 4.1 introduced new functionality called “Calculations in the Loop,” which allows experienced test engineers to modify a control loop to achieve unparalleled control of their tests.

•

RPC® Pro 4.2
Release of RPC® Pro Version 4.2 addresses test lab productivity by incorporating new features that standardize the test reporting process and improve the software’s overall usability. Some of the key features of this release include easy-to-use, standardized test reporting, expanded durability testing functionality, and enhanced data management functionality.

•

Temposonics® C-Series Sensors
The Temposonics® C-Series sensors were introduced as the smallest and lowest-cost sensors based on magnetostrictive technology. Their modular design and high electronic migration offer the maximum value for the light industrial market.

MTS, RPC, SWIFT, Flat-Trac, Testworks, and Temposonics are registered trademarks, and AeroPro and MTS Insight are trademarks of MTS Systems Corporation.

Characteristics of Sales

The Company’s systems and products are sold worldwide to a large variety of industrial companies, government agencies, and academic and other research institutions. MTS is generally not dependent on any single customer for a significant portion of its business. Approximately 45% of the Company’s revenue is associated with the ground vehicles market, and approximately 70% of the Company’s revenue is from customers outside the United States.

Test segment products and services range in price from less than $20,000 to over $20 million. The majority of Test segment revenue is generated by contracts valued at less than $5 million. The timing and volume of contracts valued at $5 million or greater may produce volatility in orders, backlog, and quarterly operating results. The majority of customer orders are based on fixed-price quotations and typically have an average sales cycle of six to nine months due to the technical nature of the products and systems. The production cycle for a typical test system ranges from one to twelve months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex test systems may be up to three years.

Industrial segment sensor products are sold in quantity at unit prices ranging from $100 to $2,000. Production cycles generally vary from several days to several months, depending on the degree of product customization and manufacturing capacity.

During fiscal year 2005, the Company’s products were shipped to North America, Europe, Asia, and Latin America. The Company’s foreign operations and revenue derived from customers located in foreign countries may be affected by local political conditions, export licensing issues and restrictions, and foreign currency exchange rate fluctuations.

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

A list of domestic and international sales offices for the Company is as follows:

Domestic Sales Offices:

Akron, Ohio	Los Angeles, California
Austin, Texas	Milwaukee, Wisconsin
Baltimore, Maryland	Minneapolis, Minnesota
Boston, Massachusetts	Newark, New Jersey
Charlotte, North Carolina	Philadelphia, Pennsylvania
Chicago, Illinois	Pittsburgh, Pennsylvania
Cincinnati, Ohio	Raleigh, North Carolina
Dallas, Texas	Rockford, Illinois
Dayton, Ohio	San Francisco, California
Denver, Colorado	Seattle, Washington
Detroit, Michigan	Washington, D.C.

International Sales Offices:

Beijing, Hong Kong, and Shanghai,	Paris, France
People’s Republic of China	Seoul, South Korea
Berlin and Luedenscheid, Germany	Tokyo and Nagoya, Japan
Gloucester, United Kingdom	Turin, Italy
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

Export Licensing: During the fiscal year ended October 1, 2005 and in prior fiscal years, MTS made various export sales that required the Company to obtain approval from the United States government. Although the Company typically does not undertake manufacturing on custom systems or projects until it is assured that the appropriate governmental units will grant export approval, initial design and development work may be performed on certain systems concurrent with the license approval process. Changes in political relations between the United States and foreign countries and/or specific potential customers for which export licenses may be required, as well as various other factors, can adversely affect the Company’s ability to complete a shipment should a license application be denied or a previously issued license be unexpectedly withdrawn. Political activities in various regions of the world may result in dramatic changes in export control regulations and restrictions within a relatively short period of time. In addition, the United States government maintains multilateral controls in its agreements with allies and unilateral controls based on U.S. initiatives and foreign policy that may, in certain situations, cause delays or cancellations of the Company’s orders or shipments.

Backlog

The Company’s revenue backlog, defined as firm orders from customers that remain unfilled, totaled approximately $220 million, $186 million, and $141 million at October 1, 2005, October 2, 2004, and September 27, 2003, respectively. Based on anticipated production schedules and other factors, the Company estimates that approximately $179 million of the backlog at October 1, 2005 will be converted to revenue during fiscal year 2006. Delays may occur as a result of technical difficulties, export licensing, changes in scope, manufacturing capacity, supplier issues, or the availability of customer installation sites. Such delays may affect the period in which the backlog is recognized as revenue. The Company’s backlog is subject to order cancellations. Historically, the Company has not experienced a significant volume of order cancellations.

Competition

Test Segment: Equipment, software, and services produced by the Test segment are produced by several other companies throughout the world. The product availability and the intensity of competition vary by product line and by geographic area. The Company’s major competitors include, among others, Illinois Tool Works Inc. (purchased Instron Corporation in 2005), Moog Inc. (purchased FCS Control Systems in 2005), Saginomiya Seisakusho Inc., and Horiba, Ltd. (purchased the Development Test Systems Group (DTS), including Schenck Pegasus, in 2005). Customers consider such factors as engineering capabilities, quality, technical features of the equipment, overall responsiveness to customer needs, service, and price as they evaluate supplier options.

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

Manufacturing and Engineering

The Company conducts a significant portion of its manufacturing and engineering activities for the Test segment from its corporate headquarters in Minneapolis, Minnesota. The Test segment also has a manufacturing plant in Oak Ridge, Tennessee. In addition, engineering, project management, final systems assembly, and service may be performed in Berlin, Germany; Tokyo, Japan; Paris, France; Turin, Italy; Gloucester, United Kingdom; and Gothenberg, Sweden. Manufacturing and engineering in the Industrial Segment are located in Raleigh, North Carolina; Luedenscheid, Germany; and Tokyo, Japan.

Patents and Trademarks

The Company relies on a combination of patents, trademarks, copyrights, trade secrets, and confidentiality agreements to establish and protect its proprietary technology. The Company has filed and obtained numerous patents in the United States and abroad and regularly files patent applications worldwide in its continuing effort to establish and protect its proprietary technology. In addition, the Company has entered into exclusive and non-exclusive licenses relating to certain third-party technologies. The Company has also obtained certain trademarks for its products, and the Company maintains certain details about its processes, products and strategies as trade secrets. The Company’s efforts to protect its intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications.

There can be no assurance that pending patent applications will result in issued patents, that patents or trademarks issued to the Company will not be challenged or circumvented by competitors, or that such patents or trademarks will be found to be valid or sufficiently broad to protect the Company’s proprietary technology or to provide it with a competitive advantage.

Research and Development

MTS generally does not perform basic research, but the Company does invest in significant product, system, and software application development. Costs associated with these development programs are expensed as incurred and aggregated $14.9 million, $12.7 million, and $13.8 million for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003, respectively. From time to time, the Company also contracts with its customers to advance the state of technology and increase product functionality.

Executive Officers

The Executive Officers of the Registrant on the date of this report were:

Name	Office	Officer Since	Age

Sidney W. Emery, Jr.	Chairman, President and Chief Executive Officer	1998	59
Laura B. Hamilton	Senior Vice President, Test	2000	44
Joachim Hellwig	Vice President, Sensors	2003	56
Susan E. Knight	Vice President and Chief Financial Officer	2001	51
Douglas E. Marinaro	Vice President, Software and Consulting	2002	44
Kathleen M. Staby	Vice President, Human Resources	2000	59

Executive Officers serve at the discretion of and are elected annually by the Company’s Board of Directors. Business experience of the Executive Officers (consisting of positions with the Company, unless otherwise indicated) for the last five years, at a minimum, is as follows:

Officer	Business Experience

S. W. Emery, Jr.	Chairman since January 1999. President and Chief Executive Officer since March 1998. Various management and executive positions with Honeywell Inc. from 1985 to 1997 (Area Vice President, Western and Southern Europe, from 1994 to 1997; Group Vice President, Military Avionics Systems, from 1989 to 1994; Vice President and General Manager, Space Systems Division, from 1988 to 1989; Vice President Operations, Process Controls Division, from 1985 to 1988).

L. B. Hamilton	Senior Vice President of Test since May 2003. Vice President, Material Testing, Aerospace, and Manufacturing Operations from 2001 to 2003. Vice President, Material Testing and Aerospace Divisions, from 2000 to 2001. Director of Re-engineering from 1999 to 2000. Prior thereto, Vice President of Anatomic Pathology Business for Quest Diagnostics Incorporated (a clinical laboratory) from 1997 to 1999. Executive Director Revenue Services, Quest Diagnostics, from 1995 to 1997.

Officer	Business Experience

J. Hellwig	Vice President of the Company’s Sensors business since January 2003. Vice President from 1993 to January 2003 and General Manager from 1989 to January 2003 of MTS Sensor Technologie GmbH and Co. KG (formerly, Hellwig GmbH). Prior thereto, co-owner of Hellwig GmbH from 1980 to 1989 and Sales and Development Engineer at Hellwig GmbH from 1976 to 1980.

S. E. Knight	Vice President and Chief Financial Officer since October 2001. Prior thereto, various management and executive positions with Honeywell Inc. from 1977 to 2001 (Chief Financial Officer of the Home and Building Control global business unit from 2000 to 2001; Chief Financial Officer of the North American Home and Building Control business unit from 1995 to 2000, and prior to 1995, various other management positions, including Corporate Director of Financial Planning and Analysis).

D. E. Marinaro	Vice President of Software and Consulting since November 2002. Prior thereto, Vice President, Marketing of Toolwire, Inc. (provider of Internet-based training services) from 2000 to 2002. Various management positions at MSC.Software Corp. from 1990 to 1999 (Director Sales/Marketing and Business Development for Engineering-e.COM in 1999, Director CAE Data Management from 1996 to 1998, and Manager MVISION Business Unit/PDA Engineering from 1990 to 1996).

K. M. Staby	Vice President of Human Resources since 2000. Prior thereto, various management positions at Medtronic, Inc. from 1974 to 1999 (Vice President, Human Resources for Cardiac Rhythm Management from 1991 to 1999 and for Worldwide Distribution from 1989 to 1991).

Employees

MTS had 1,549 employees at October 1, 2005, including approximately 437 employees located outside the United States. None of the Company’s employees in the United States are currently covered by collective bargaining agreements. In the past, the Company has not experienced any work stoppages at any of its U.S. locations.

Sources and Availability of Raw Materials and Components

A major portion of products and systems delivered to customers may consist of equipment and component parts purchased from third-party vendors. The Company promotes a partnership relationship with its vendors, with an emphasis on continuous improvement in a number of critical areas including, but not limited to, quality, performance, and technological advances. The Company is dependent, in certain situations, on a limited number of vendors to provide computer hardware, electronics, and software devices and raw materials. However, MTS has not experienced significant issues in procuring any essential materials, parts, or components needed in its engineering or production processes for any extended period of time.

Since the Company generally sells its products based on fixed-price contracts, fluctuations in the cost of materials or components between the date of order and the delivery date may impact the expected profitability of any project. The Company believes that such fluctuations in the cost of raw materials and components have not had a significant effect on reported operating results.

Available Information

The MTS web site address is www.mts.com. MTS makes available on its web site annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practical after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). The MTS Code of Business Conduct, as well as any waivers from and amendments to the Code, are also posted on the Company’s web site.

Environmental Matters

Management believes the Company’s operations are in compliance with federal, state, and local provisions relating to the protection of the environment.

Item 1A.    Risk Factors

The following important risk factors, among others, could affect the Company’s actual results in the future and could materially harm the Company’s business, financial condition, operating results, or cash provided by operations:

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

With regard to the Company’s new product developments, there may be uncertainties concerning the expected results. In addition, the Company may not be aware of the introduction of new products or product enhancements by its competitors.

The Company’s short-term investments and borrowings carry floating interest rate risk. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of its debt.

The Company relies on various raw material, component, and sub-assembly suppliers in its production processes and as such, business interruptions affecting these suppliers may cause delays in the Company’s ability to convert its backlog of unfilled orders to revenue.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Properties Located in the United States:

The Company owns its corporate headquarters and major Test segment manufacturing, assembly, and research facility, which occupies 420,000 square feet and is located on 56 acres of land in the City of Eden Prairie, a suburb of Minneapolis, Minnesota. Since the original plant was placed in service in 1967, six additions of various sizes, with the most recent addition being completed in 1997, have occurred. At the current time, approximately 50% of this facility is used for manufacturing and assembly, while the remainder is used as general office space.

The Industrial segment has a Company-owned, 65,000-square foot, office and light manufacturing facility in Cary, North Carolina, a suburb of Raleigh, North Carolina. This facility was originally constructed in 1988 and was expanded in 1992.

In addition to the Minneapolis, Minnesota facility, the Test segment has four other domestic locations. The Company leases 29,000 square feet in two facilities located in Madison Heights, Michigan and Milford, Ohio. The lease agreements for these facilities terminate in 2009 and 2006, respectively. The Company also leases 15,400 square feet in two facilities located in Oak Ridge, Tennessee. The Company sold a 57,200-square foot facility in Ann Arbor, Michigan as part of the sale of its engine test business in the fourth quarter of fiscal year 2005.

The Company also has a five-year lease agreement that terminates in 2006 for a 90,000-square foot office, light manufacturing, and warehousing facility in Montgomeryville, Pennsylvania, a suburb of Philadelphia, Pennsylvania. This facility was used by the Company’s Automation division, which was sold in fiscal year 2003. The Company is currently subleasing a portion of this facility to a third party.

MTS also leases space in various other cities in the United States that serves primarily as sales and service offices. Neither the amount of leased space nor the rental obligations are significant individually or in the aggregate. The agreements pertaining to each of its leased facilities in the United States contain conventional operating lease terms.

International Facilities:

MTS has manufacturing, assembly, warehousing, and/or office facilities in several countries to support its international operations:

Berlin, Germany – an 80,000-square foot Company-owned Test segment facility, of which a portion is leased to non-MTS entities. This facility is situated on land leased from the city government. The lease expires in 2052.

Paris, France – a 22,000-square foot leased Test segment facility used for warehousing, service, and administrative functions. The lease expires in 2009.

Luedenscheid, Germany – a 35,000-square foot leased Industrial segment facility located on six acres of land and used for light manufacturing and administrative functions. The lease expires in 2009.

Tokyo, Japan – an 8,400-square foot leased Industrial segment facility used for light manufacturing and administrative functions. The lease expires in 2015.

The Company also leases small office and general-purpose space for its sales and service subsidiaries in Gloucester, United Kingdom; Gothenburg, Sweden; Turin, Italy; Seoul, South Korea; Tokyo and Nagoya, Japan; and Beijing, Hong Kong, and Shanghai in the People’s Republic of China. No manufacturing is conducted at these locations.

The Company considers its current facilities adequate to support its operations during fiscal year 2006.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended October 1, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s common stock are traded on The Nasdaq Stock Market’s National Market under the symbol “MTSC.”

The following table sets forth the low, high, and closing share prices for the fiscal quarters indicated, as well as the volume of shares traded in the quarter. *

Quarter Ended	Low	High	Close	Volume

December 27, 2003	$14.40	$19.79	$19.50	5,658,690
March 27, 2004	$18.91	$28.77	$26.83	8,598,430
June 26, 2004	$21.00	$29.21	$22.93	7,881,111
October 2, 2004	$18.95	$23.85	$22.12	5,108,783
January 1, 2005	$20.29	$35.15	$33.81	9,279,950
April 2, 2005	$27.82	$37.72	$28.58	8,401,375
July 2, 2005	$26.13	$35.50	$34.11	7,184,021
October 1, 2005	$32.93	$42.90	$37.77	8,328,833
* Source: The Nasdaq Stock Market, Inc.

At December 7, 2005, there were 1,450 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

First Quarter
October 3, 2004 -
January 1, 2005	183,600	$29.39	183,600	1,078,473

Second Quarter
January 2, 2005 -
April 2, 2005	269,200	$31.36	269,200	809,273

Third Quarter
April 3, 2005 -
July 2, 2005	292,000	$30.52	292,000	517,273

Fourth Quarter
Fiscal Month
July 3, 2005 -
August 6, 2005	105,600	$35.37	105,600	411,673

August 7, 2005 -
Sept. 3, 2005	88,000	$40.71	88,000	3,323,673

Sept. 4, 2005 -
Oct. 1, 2005	83,600	$40.00	83,600	3,240,073

Fourth Quarter	277,200	$38.46	277,200	3,240,073

Fiscal Year 2005	1,022,000	$32.69	1,022,000

The Company purchases Company common stock to offset share dilution from new shares created by employee equity compensation such as stock options, restricted stock awards, and the employee stock plan, and as a means of returning excess cash to shareholders.

During fiscal year 2005, Company share purchases were completed under a 2.5 million share purchase plan that the Company announced and its Board of Directors approved on January 27, 2004. On August 25, 2005, the Company announced its Board of Directors authorized an additional 3.0 million share purchase program. Authority over pricing and timing under the program has been delegated to management. The program has no expiration date.

The Company’s dividend policy is to maintain a long-term payout ratio of 25% of net earnings. In the fourth quarter of fiscal year 2005, the Company increased the quarterly dividend 25% to $0.10 per share.

The Company’s long-term debt agreements have requirements on the minimum level of net worth that restrict the Company’s ability to purchase stock or pay dividends. At October 1, 2005 and October 2, 2004, the Company was in compliance with all such requirements. In fiscal year 2005, the Company reached agreements with the holders of its debt, reducing the minimum net worth requirement in order to provide the Company additional capacity for dividends, share purchases, and other investments.

Item 6.    Selected Financial Data

The table below provides selected historical financial data for the Company, which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of income data for each of the three fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003 and the balance sheet data at October 1, 2005 and October 2, 2004 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended September 28, 2002 and September 30, 2001 and the balance sheet data at September 28, 2002 and September 30, 2001 are derived from financial statements of the Company that are not included in this report.

Five-Year Financial Summary
(October 1, 2005, October 2, 2004, September 27, 2003, September 28, 2002, and September 30, 2001)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2005	2004[1]	2003	2002	2001

Operations
Revenue	$374,377	$338,204	$316,213	$307,919	$330,327
Gross profit	163,582	138,361	117,350	118,978	119,959
Gross profit as a % of revenue	43.7%	40.9%	37.1%	38.6%	36.3%
Research and development expense	$14,936	$12,663	$13,827	$14,009	$14,862
Research and development as a % of revenue	4.0%	3.7%	4.4%	4.5%	4.5%
Effective income tax rate	29.4%	36.7%	33.8%	34.2%	33.8%
Income before discontinued operations and
cumulative effect of accounting changes	$36,569	$27,208	$19,574	$21,326	$15,627
Net income	37,058	28,983	20,313	4,282	10,614
Net income as a % of revenue	9.9%	8.6%	6.4%	1.4%	3.2%
Diluted earnings per share of common stock
before discontinued operations and cumulative
effect of accounting changes	$1.79	$1.27	$0.92	$1.00	$0.74
Diluted earnings per share of common stock	1.81	1.35	0.95	0.20	0.50
Weighted average dilutive shares
outstanding during the year[2]	20,509	21,464	21,474	21,433	21,070
Net interest (income) expense	$(220)	$983	$1,453	$2,896	$4,594
Depreciation and amortization	8,638	8,371	8,432	8,622	10,540

Financial Position
Cash, cash equivalents and
short-term investments	$159,793	$129,303	$132,743	$97,550	$17,336
Property and equipment, net	42,953	44,406	47,562	47,796	52,284
Total assets	353,485	341,635	330,378	326,948	337,565
Interest-bearing debt[3]	23,963	30,718	37,709	49,417	54,255
Total shareholders’ investment	188,432	171,796	176,106	162,265	160,738
Interest-bearing debt as a % of
shareholders’ investment	12.7%	17.9%	21.4%	30.5%	33.8%
Return on equity[4]	21.6%	16.5%	12.5%	2.7%	6.9%

	2005	2004[1]	2003	2002	2001

Other Statistics
Number of common shareholders of
record at year-end[5]	1,471	1,644	1,907	2,058	2,086
Number of employees at year-end	1,549	1,501	1,531	1,603	1,864
Orders	$404,377	$387,307	$295,195	$328,016	$317,674
Backlog of orders at year-end	219,680	186,228	141,386	159,253	139,708
Cash dividends paid per share	0.34	0.26	0.24	0.24	0.24

1 The fiscal year ended October 2, 2004 was a 53-week fiscal year, whereas all other fiscal years presented were 52-week periods.
2 Assumes the conversion of potential common shares using the treasury stock method.
3 Consists of notes payable and the current and non-current portion of long-term debt.
4 Calculated by dividing Net Income by beginning Shareholders’ Investment.
5 Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,549 employees and revenue of $374 million for the fiscal year ended October 1, 2005.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended October 1, 2005 and September 27, 2003 consisted of 52 weeks. The fiscal year ended October 2, 2004 consisted of 53 weeks.

Overall Results
Orders for fiscal year 2005 increased 4.4% to $404.4 million, compared to orders of $387.3 million for fiscal year 2004. In fiscal year 2003, orders totaled $295.2 million. The increase in orders in fiscal year 2005 from fiscal year 2004 is primarily due to increased volume in the Test segment in Europe and Asia, increased volume in the Industrial segment across all geographies, and an estimated $7.9 million of favorable currency translation. The increase in orders in fiscal year 2004 from fiscal year 2003 is primarily due to increased volume in both the Test and Industrial segments in Europe and Asia and an estimated $17.4 million of favorable currency translation.

Backlog of undelivered orders at October 1, 2005 increased 18.0% to $219.7 million, compared to backlog of $186.2 million at October 2, 2004. Backlog at the end of fiscal year 2003 totaled $141.4 million. The current year increase in backlog from fiscal year 2004 is primarily attributable to increased order volume in the Test segment.

Revenue of $374.4 million for fiscal year 2005 increased 10.7%, compared to revenue of $338.2 million for fiscal year 2004. Revenue for fiscal year 2003 totaled $316.2 million. The increase in revenue in fiscal year 2005 from fiscal year 2004 was primarily due to higher beginning backlog, increased project and short-cycle business in the Test segment, continued growth in the Sensors business, and an estimated $7.4 million favorable impact from currency translation. The increase in fiscal year 2004 revenue from fiscal year 2003 was primarily due to higher orders, an increase in aftermarket product volume in the Test segment, and an estimated $17.1 million favorable impact of currency translation, partially offset by lower beginning backlog.

Income before income taxes and discontinued operations for fiscal year 2005 increased 20.5% to $51.8 million, compared to income before income taxes and discontinued operations of $43.0 million for fiscal year 2004. Income before income taxes and discontinued operations for fiscal year 2003 totaled $29.6 million. The increase in fiscal year 2005 from fiscal year 2004 is primarily driven by increased volume in both segments, improved margins in the Test segment, and an estimated $0.6 million favorable impact of currency translation, partially offset by $4.5 million of costs associated with the exit of the Company’s noise and vibration software business, which were recorded in the fourth quarter of fiscal year 2005. These business exit charges, as well as the related operating results of the noise and vibration software business, are reported in continuing operations for fiscal year 2005, as the Company will continue to support customers of this business through fiscal year 2006. The increase in income before income taxes and discontinued operations for fiscal year 2004 from fiscal year 2003 was primarily due to increased volume, high-margin product mix, and an estimated $2.3 million favorable impact of currency translation.

Net income was $37.1 million, or $1.81 per diluted share, for fiscal year 2005, an increase of 27.9% compared to $29.0 million, or $1.35 per diluted share, for fiscal year 2004 and increased from $20.3 million, or $0.95 per diluted share, for fiscal year 2003. During fiscal year 2005, the Company sold its engine test business, which resulted in a gain of $3.8 million, net of tax. Also during fiscal year 2005, the Company closed its laser deposition technology business, previously conducted through its wholly owned subsidiary AeroMet Corporation, which resulted in a loss of $0.7 million, net of tax. Both of these business exits are reported as discontinued operations effective with fiscal year 2005. The increase in net income for fiscal year 2005 from fiscal year 2004 was due to increased income from operations, a $2.6 million reduction in tax expense resulting from resolution of previously reserved tax matters, a $3.1 million net gain on the disposal of discontinued businesses, net of tax, and an estimated $0.4 million favorable impact of currency translation. These effects were partially offset by a $2.6 million loss from discontinued operations, net of tax, in fiscal year 2005 and $1.8 million income from discontinued operations, net of tax, in fiscal year 2004. The increase in net income for fiscal year 2004 compared to fiscal year 2003 was primarily due to increased income from operations, a $1.2 million loss on sale of discontinued businesses, net of tax, in fiscal year 2003, and an estimated $1.4 million favorable impact of currency translation, partially offset by a higher effective income tax rate in fiscal year 2004.

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

Orders and Backlog
	2005	2004	2003

	(expressed in thousands)
Orders	$404,377	$387,307	$295,195

Backlog of
Undelivered Orders	$219,680	$186,228	$141,386

Orders for fiscal year 2005 totaled $404.4 million, an increase of $17.1 million, or 4.4%, compared to orders of $387.3 million for fiscal year 2004. In fiscal year 2003, orders totaled $295.2 million. The increase in fiscal year 2005 orders from fiscal year 2004 is primarily due to increased volume in the Test segment in Europe and Asia, increased volume in the Industrial segment across all geographies, and an estimated $7.9 million favorable impact of currency translation. The increase in fiscal year 2004 orders from fiscal year 2003 was primarily the result of increased volume in both the Test and Industrial segments across all geographies and an estimated $17.4 million impact of favorable currency translation.

Orders for the Test segment totaled $342.9 million for fiscal year 2005, an increase of $9.5 million, or 2.8%, compared to orders of $333.4 million for fiscal year 2004. Test segment orders for fiscal year 2003 totaled $250.2 million. The Test segment booked 84.8% of total Company orders for fiscal year 2005, compared to 86.1% for fiscal year 2004 and 84.8% for fiscal year 2003. The increase in fiscal year 2005 orders from fiscal year 2004 is primarily due to increased volume in Europe and Asia and an estimated $6.4 million favorable impact of currency translation. The increase in fiscal year 2004 orders from fiscal year 2003 was primarily due to increased volume across all geographies and an estimated $14.1 million favorable impact of currency translation.

Orders for the Industrial segment totaled $61.5 million for fiscal year 2005, an increase of $7.6 million, or 14.1%, compared to orders of $53.9 million for fiscal year 2004. Orders for the Industrial segment in fiscal year 2003 totaled $45.0 million. The Industrial segment booked 15.2% of total Company orders for fiscal year 2005, compared to 13.9% for fiscal year 2004 and 15.2% for fiscal year 2003. The increase in fiscal year 2005 orders from fiscal year 2004 reflects increased Sensors business volume across all geographies and an estimated $1.5 million favorable impact of currency translation. The increase in fiscal year 2004 orders from fiscal year 2003 primarily resulted from volume increases in the Sensors business across all geographies and an estimated $3.3 million favorable impact of currency translation.

Orders from customers located in North America totaled $130.4 million during fiscal year 2005, virtually flat compared to orders of $130.1 million for fiscal year 2004. Orders received in North America during fiscal year 2003 totaled $120.6 million. International orders received during fiscal year 2005 of $274.0 million increased by $16.8 million, or 6.5%, compared to orders received during fiscal year 2004 of $257.2 million. International orders in fiscal year 2003 totaled $174.6 million.

Backlog of undelivered orders at October 1, 2005 totaled $219.7 million, an increase of approximately $33.5 million, or 18.0%, compared to backlog of $186.2 million at October 1, 2004. Backlog at the end of fiscal year 2003 totaled $141.4 million. The increase in fiscal year 2005 backlog from fiscal year 2004 is primarily attributable to increased order volume in the Test segment. The Company believes backlog is not an absolute indicator of its future revenue because a substantial portion of the orders constituting this backlog could be cancelled at the customer’s discretion. However, the Company seldom experiences cancellations of orders larger than $1.0 million. Based on anticipated production schedules and other factors, the Company believes that approximately $179 million of the backlog at October 1, 2005 will be converted to revenue during fiscal year 2006.

Revenue
	2005	2004	2003

	(expressed in thousands)
Revenue	$374,377	$338,204	$316,213

Revenue for fiscal year 2005 totaled $374.4 million, an increase of $36.2 million, or 10.7%, compared to revenue of $338.2 million for fiscal year 2004. Revenue for fiscal year 2003 totaled $316.2 million. The increase in fiscal year 2005 revenue from fiscal year 2004 was primarily due to higher beginning backlog, increased project and short-cycle business in the Test segment, continued growth in the Sensors business, and an estimated $7.4 million favorable impact of currency translation. The increase in fiscal year 2004 revenue from fiscal year 2003 was primarily due to higher orders, an increase in after-market product volume in the Test segment, and an estimated $17.1 million favorable impact of currency translation, partially offset by lower beginning backlog.

Revenue for the Test segment totaled $313.5 million for fiscal year 2005, compared to revenue of $285.9 million for fiscal year 2004 and revenue of $271.4 million for fiscal year 2003. The increase in revenue for fiscal year 2005 was primarily due to higher beginning backlog, increased project and short-cycle business, and an estimated $5.8 million favorable impact from currency translation. The increase in fiscal year 2004 revenue from fiscal year 2003 was primarily due to higher orders, increased after-market product volume, and an estimated $13.7 million favorable impact from currency translation, partially offset by lower beginning backlog.

Revenue for the Industrial segment totaled $60.9 million for fiscal year 2005, compared to $52.3 million for fiscal year 2004 and $44.8 million for fiscal year 2003. The increase in fiscal year 2005 revenue from fiscal year 2004 was primarily due to higher beginning backlog, increased order volume in the Sensors business across all geographies, and an estimated $1.6 million favorable impact of currency translation. The increase in fiscal year 2004 revenue from fiscal year 2003 was primarily driven by increased volume in the Sensors business across all geographies and an estimated $3.4 million favorable impact from currency translation.

Revenue of $119.8 million in North America for fiscal year 2005 decreased $9.0 million, or 7.0%, compared to revenue of $128.8 million in North America for fiscal year 2004. Revenue in North America for fiscal year 2003 totaled $136.6 million. Revenue in Europe of $134.2 million for fiscal year 2005 increased $23.4 million, or 21.1%, compared to $110.8 million for fiscal year 2004. Revenue in Europe for fiscal year 2003 totaled $116.8 million. Revenue of $119.9 million in Asia for fiscal year 2005 increased $24.6 million, or 25.8%, compared to $95.3 million for fiscal year 2004. Revenue in Asia for fiscal year 2003 totaled $59.9 million. Other international revenue totaled $0.5 million, $3.3 million, and $2.9 million, respectively, for fiscal years 2005, 2004, and 2003.

Although selective product price changes were implemented during each of the three fiscal years, the overall impact of pricing changes did not have a material effect on reported revenue.

Gross Profit

	2005	2004	2003

	(expressed in thousands)
Gross Profit	$163,582	$138,361	$117,350

% of Revenue	43.7%	40.9%	37.1%

Gross profit as a percentage of revenue increased to 43.7% for fiscal year 2005 from 40.9% and 37.1% for fiscal years 2004 and 2003, respectively. The increase in gross profit rate for fiscal year 2005 was primarily driven by improved project execution, favorable product mix, and other productivity gains in the Test segment, partially offset by a 1.0 percentage point unfavorable impact of $3.6 million of costs associated with the exit of the Company’s noise and vibration software business, as well as an unfavorable impact of currency translation of an estimated 0.3 percentage points. The increase in gross profit as a percentage of revenue for fiscal year 2004 from fiscal year 2003 was primarily driven by favorable product mix in both the Test and Industrial segments, partially offset by an unfavorable impact of foreign currency translation of an estimated 0.5 percentage points.

Gross profit as a percentage of revenue for the Test segment was 42.8% for fiscal year 2005, an increase from 39.4% and 35.2% for fiscal years 2004 and 2003, respectively. The increase in gross profit rate in fiscal year 2005 was primarily due to improved project execution and other productivity gains, partially offset by a 1.1 percentage point unfavorable impact from the previously mentioned business exit costs of $3.6 million, as well as an unfavorable impact of currency translation of an estimated 0.3 percentage points. The increase in gross profit rate for the Test segment in fiscal year 2004 from fiscal year 2003 was primarily due to product mix, partially offset by an unfavorable impact of currency translation of an estimated 0.6 percentage points.

Gross profit as a percentage of revenue for the Industrial segment was 48.5% for fiscal year 2005, a decrease from 49.4% and 49.0% for fiscal years 2004 and 2003, respectively. The gross profit rate decrease in fiscal year 2005 was primarily due to charges associated with excess and obsolete inventory in the Sensors business, resulting from product line changes made in fiscal year 2005. The increase in fiscal year 2004 gross profit rate from fiscal year 2003 was primarily due to favorable product mix. There was no significant impact on gross profit rate due to currency translation in fiscal years 2005 or 2004.

Selling, General, and Administrative Expense

	2005	2004	2003

	(expressed in thousands)
Selling	$ 65,254	$ 57,486	$ 48,681
General & Administrative	30,417	26,149	24,638

Total	$ 95,671	$ 83,635	$ 73,319

% of Revenue	25.6%	24.7%	23.2%

Selling, general and administrative (“SG&A”) expense as a percentage of revenue increased 0.9 percentage points in fiscal year 2005 compared to fiscal year 2004. Selling expense increased during fiscal year 2005 primarily due to $5.0 million of increased sales incentives and commissions, $0.7 million in expense related to the previously mentioned costs associated with the exit of the Company’s noise and vibration software business, and an estimated $1.1 million unfavorable impact of currency translation. Selling expense increased in fiscal year 2004 compared to fiscal year 2003 primarily due to $5.0 million increased investment in marketing initiatives and an estimated $2.4 million unfavorable impact of currency translation.

General and administrative expense increased by $4.3 million during fiscal year 2005, primarily due to $2.2 million associated with increased legal fees and expenses associated with Sarbanes-Oxley compliance, $0.9 million increased contract labor, $0.7 million favorable bad debt and workers compensation reserve adjustments made in fiscal year 2004, and an estimated $0.4 million unfavorable impact of currency translation. General and administrative expense increased by $1.5 million in fiscal year 2004 compared to fiscal year 2003, primarily due to increased consulting, legal and other professional fees, as well as an estimated $0.4 million unfavorable impact of currency translation.

SG&A expense for the Test segment increased to $77.6 million in fiscal year 2005 from $67.5 million and $58.3 million in fiscal years 2004 and 2003, respectively. The increase in fiscal year 2005 was primarily due to increased sales incentives and commissions, $0.9 million of business exit costs, $0.5 million increased legal expenses, and $1.5 million of expenses associated with Sarbanes-Oxley compliance. In addition, fiscal year 2005 SG&A expense included an estimated $1.1 million unfavorable impact of currency translation. The SG&A expense increase in fiscal year 2004 compared to fiscal year 2003 was primarily due to increased investment in marketing initiatives, consulting expense, sales force expansion, and other professional fees, as well as an estimated $1.9 million unfavorable impact of currency translation.

SG&A expense in the Industrial segment in fiscal year 2005 increased to $18.1 million from $16.1 million for fiscal year 2004 and $15.0 million for fiscal year 2003. The increase in SG&A in fiscal year 2005 from fiscal year 2004 was primarily due to an increase in selling expense in the Sensors business, consistent with increased revenue, and an estimated $0.4 million unfavorable impact of currency translation. Fiscal year 2004 selling expense as a percentage of revenue was 19.3%, relatively flat compared to selling expense as a percentage of revenue of 19.1% for fiscal year 2003. Fiscal year 2003 SG&A expense included an estimated $0.9 million unfavorable impact of currency translation.

Research and Development Expense

	2005	2004	2003

	(expressed in thousands)
Research & Development	$ 14,936	$ 12,663	$ 13,827

% of Revenue	4.0%	3.7%	4.4%

Research and development (“R&D”) expense includes expenses for both equipment and software development in the Test and Industrial segments. During fiscal year 2005, approximately 79.5% of R&D spending was in the Test Segment, compared to 76.5% and 77.5%, respectively, in fiscal years 2004 and 2003.

R&D expense as a percentage of revenue increased in fiscal year 2005, primarily due to planned investments in new product development. The decrease in R&D expense as a percentage of revenue in fiscal year 2004 from fiscal year 2003 was primarily due to efforts to prioritize investments and better focus R&D spending on developments with the greatest market potential and the highest return on investment.

Interest Income (Expense)

	2005	2004	2003

	(expressed in thousands)
Interest Expense	$ (2,128)	$ (2,784)	$ (3,613)
Interest Income	$ 2,348	$ 1,801	$ 2,160

Interest expense of $2.1 million for fiscal year 2005 decreased compared to interest expense of $2.8 million and $3.6 million for fiscal years 2004 and 2003, respectively, primarily due to a reduction in long-term debt obligations. Interest income of $2.3 million for fiscal year 2005 increased compared to interest income of $1.8 million and $2.2 million for fiscal years 2004 and 2003, respectively. The increase in fiscal year 2005 interest income reflects higher interest rates, partially offset by a lower average balance in cash, cash equivalents and short-term investments in fiscal year 2005 compared to fiscal year 2004. The decrease in fiscal year 2004 interest income from fiscal year 2003 reflects a shift to short-term, tax-exempt investments with lower interest rates, partially offset by a higher average balance in cash, cash equivalents and short-term investments in fiscal year 2004 compared to fiscal year 2003.

Other (Expense) Income, net
Other expense for fiscal year 2005 was $1.4 million, compared to other income of $1.9 million and $0.8 million for fiscal years 2004 and 2003, respectively. Other expense for fiscal year 2005 primarily consisted of losses on the settlement of foreign currency transactions. Other income for fiscal year 2004 primarily consisted of gains on the settlement of foreign currency transactions. Other income for fiscal year 2003 consisted of proceeds of $1.3 million from penalties associated with a canceled customer contract, partially offset by losses on foreign currency transactions.

Operating Results

	2005	2004	2003

	(expressed in thousands)
Income Before Income Taxes and
Discontinued Operations	$51,814	$42,993	$29,561
% of Revenue	13.8%	12.7%	9.3%

Effective Income Tax Rate	29.4%	36.7%	33.8%

Income Before Discontinued Operations	$36,569	$27,208	$19,574

Income Before Discontinued Operations per
Diluted Share	$1.79	$1.27	$0.92

Income before income taxes and discontinued operations totaled $51.8 million for fiscal year 2005, compared to income before income taxes and discontinued operations of $43.0 million for fiscal year

2004. The fiscal year 2005 increase was primarily driven by increased volume in both segments, improved margins in the Test segment, and an estimated $0.6 million favorable impact of currency translation. These favorable impacts were partially offset by increased SG&A expense of $12.1 million and the previously mentioned business exit costs of $4.5 million. These business exit costs, as well as the related operating results of the noise and vibration software business, are reported in continuing operations for fiscal year 2005 because the Company will continue to support customers of this business through fiscal year 2006. Income before income taxes and discontinued operations for fiscal year 2004 increased to $43.0 million compared to $29.6 million for fiscal year 2003. This increase was primarily driven by increased volume, favorable product mix, and an estimated $2.3 million favorable impact of currency translation.

Income from operations for the Test segment was $44.6 million for fiscal year 2005, an increase of $9.2 million compared to $35.4 million and $26.3 million for fiscal years 2004 and 2003, respectively. The increase in income from operations for fiscal year 2005 compared to fiscal year 2004 was primarily due to increased volume and improved margins, partially offset by increased SG&A expense and the business exit costs of $4.5 million. The increase in income from operations for fiscal year 2004 compared to fiscal year 2003 was primarily due to stronger revenue and a high-margin product mix, partially offset by increased SG&A expense. Income from operations for the Industrial segment increased to $8.4 million for fiscal year 2005 compared to $6.7 million for fiscal year 2004, primarily due to increased volume, partially offset by increased SG&A expenses. Income from operations for the Industrial segment totaled $3.9 million for fiscal year 2003.

The effective tax rate for each of the years presented is impacted by the Company’s geographic mix of income, with foreign income generally taxed at higher rates than domestic income. In addition, the effective tax rate is favorably impacted by the Company’s foreign exports and qualified R&D expenses. During fiscal year 2005, the Company recognized a favorable tax benefit of $2.6 million from the release of contingencies associated with tax matters accrued for in prior years. This tax benefit reflects the Company’s foreign tax credit position, which allows the Company to credit taxes paid offshore against taxes assessed in the United States. This tax benefit lowered the effective tax rate compared to fiscal year 2004. During fiscal year 2004, a greater percentage of the Company’s income was earned in higher tax jurisdictions compared to fiscal years 2003, resulting in a higher effective tax rate in fiscal year 2004 compared to fiscal year 2003.

Fiscal year 2005 income before discontinued operations increased to $36.6 million, or $1.79 per diluted share, from $27.2 million, or $1.27 per diluted share, and $19.6 million, or $0.92 per diluted share, for fiscal years 2004 and 2003, respectively.

Discontinued Operations
On August 5, 2005, the Company sold substantially all of the net assets of its engine test business, which was based in Ann Arbor, Michigan and also maintained operations in Byfleet, United Kingdom, to A&D Co., Ltd., of Tokyo, Japan. This sale represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in the fourth quarter of fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations have been excluded from the results of operations of the Test segment and are reported as discontinued operations for fiscal year 2005 and prior fiscal years.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. As a result of this business closure, the Company recorded a loss of $0.7 million, net of tax of $0.4 million, in the fourth quarter of fiscal year 2005. The AeroMet subsidiary was historically included in the Company’s Industrial segment for financial reporting. The loss on disposition of the AeroMet business and its results of operations have been excluded from results of operations of the Industrial segment and are reported as discontinued operations for fiscal year 2005 and prior fiscal years.

During the second and third quarters of fiscal year 2003, the Company sold its Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets and intellectual property associated with the Automation division’s gradient amplifier product line. On April 11, 2003, the Company sold the remaining net assets of the North American Automation division, based in New Ulm, Minnesota and on April 30, 2003 sold, to the same buyer, its stock in the Automation division’s German operations, which completed the sale of the Company’s entire Automation division and its exit from the motor and amplifier business. In March 2003 the Company discontinued the custom military business of its Automation division. As a result of these sales, the Company recorded a loss of $1.2 million, net of tax of $0.8 million. The Automation division was historically included in the Company’s Industrial segment for financial reporting, and its results of operations are reported as discontinued operations.

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results for the respective fiscal years:

	2005	2004	2003

	(expressed in thousands)
Revenue	$15,982	$28,856	$39,630
(Loss) income on discontinued operations before
taxes and gain (loss) on sale	(3,918)	2,828	3,089
(Benefit) provision for income taxes	(1,329)	1,053	1,173

(Loss) income from discontinued operations, net of tax	$(2,589)	$1,775	$1,916

The assets and liabilities of discontinued operations at October 1, 2005 and October 2, 2004 were as follows:

	2005	2004

	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$12	$4,805
Unbilled accounts receivable	258	1,399
Inventories	358	2,439
Prepaid expenses	—	176
Current deferred tax assets	465	302
Other current assets	548	19

Current assets of discontinued operations	1,641	9,140

Land	—	810
Buildings and improvements	—	5,931
Machinery and equipment	106	5,518
Accumulated depreciation	(37)	(3,890)
Long-term deferred tax assets	—	181

Long-lived assets of discontinued operations	69	8,550

Total assets of discontinued operations	$1,710	$17,690

Accounts payable	$238	$1,372
Accrued payroll-related costs	223	2,143
Advance payments from customers	—	1,050
Accrued warranty costs	—	336
Accrued income taxes	—	1,028
Other accrued liabilities	429	422

Total liabilities of discontinued operations	$890	$6,351

Cash Flow
Total cash and cash equivalents increased $16.2 million during fiscal year 2005, primarily due to strong earnings, decreased working capital requirements, proceeds from the exercise of stock options, and proceeds from the sale of the discontinued engine test business, partially offset by net purchases of short-term investments, repayment of long-term debt, dividend payments, and purchases of the Company’s common stock. Total cash and cash equivalents increased $17.2 million during fiscal year 2004, primarily due to improved earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, a decrease in net deferred tax assets, and proceeds from the exercise of stock options, partially offset by net purchases of short-term investments, repayment of long-term debt, dividend payments, and purchases of the Company’s common stock. Total cash and cash equivalents increased $3.1 million during fiscal year 2003, primarily due to strong earnings, decreased working capital requirements, proceeds from the exercise of stock options, and proceeds from the sale of discontinued businesses, partially offset by net purchases of short-term investments, repayment of long-term debt, dividend payments, and purchases of the Company’s common stock.

Cash flow from operating activities provided cash of $58.8 million during fiscal year 2005, compared to cash provided of $43.7 million and $49.4 million in fiscal years 2004 and 2003, respectively. Operating cash flow in fiscal year 2005 primarily resulted from strong earnings during the year, a $6.0 million decrease in working capital requirements, and $6.2 million tax benefit from the exercise of stock options. Fiscal year 2004 cash flow from operating activities was primarily due to strong earnings and a net decrease in deferred tax assets of $5.1 million, partially offset by a $4.6 million increase in working capital requirements. Fiscal year 2003 cash flow from operating activities was primarily due to strong earnings, a $19.1 million decrease in working capital requirements, and a $3.3 million net decrease in deferred tax assets. The increase in cash provided by operating activities during fiscal year 2005 compared to fiscal year 2004 was primarily due to improved earnings of $8.1 million and decreased working capital requirements of $10.6 million. The decrease in cash provided by operating activities during fiscal year 2004 compared to fiscal year 2003 was primarily due to $42.4 million of improvements in accounts receivable and inventory in fiscal year 2003, which more than offset increased advance payments from customers of $12.0 million, accrued payments to vendors of $6.8 million and improved earnings of $8.7 million in fiscal year 2004.

Cash flow used in investing activities required a use of cash of $7.1 million during fiscal year 2005, compared to cash provided by investing activities of $17.3 million during fiscal year 2004 and cash used in investing activities of $25.5 million in fiscal year 2003. During fiscal year 2005, the Company invested $14.3 million in short-term investments and $7.1 million in property and equipment additions, partially offset by $14.2 million received from the sale of discontinued businesses. During fiscal year 2004, the Company received net proceeds of $20.6 million from the maturity of short-term investments and $2.0 million from the sale of property and equipment and invested $5.3 million in property and equipment additions. During fiscal year 2003, the Company invested $32.1 million in short-term investments and $6.0 million in property and equipment additions, partially offset by $12.6 million received from the sale of discontinued businesses.

Cash flow used in financing activities required a use of cash of $30.9 million during fiscal year 2005, compared to $47.7 million and $29.9 million used in fiscal years 2004 and 2003, respectively. The cash usage in fiscal year 2005 primarily resulted from purchases of the Company’s common stock of $33.7 million, net repayment of interest-bearing debt of $6.7 million, and payment of cash dividends of $4.8 million, partially offset by $14.4 million received from employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan. During fiscal year 2004, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $44.3 million, net repayment of interest-bearing debt of $6.7 million, and payment of cash dividends of $6.6 million, partially offset by $9.9 million received from employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan. During fiscal year 2003, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $16.5 million, net repayment of interest-bearing debt of $15.4 million, and payment of cash dividends of $5.1 million, partially offset by $7.0 million received from employees’ exercise of stock options and purchases under the Company’s employee stock purchase plan.

During fiscal year 2005, the Company reclassified its investments in highly rated, liquid municipal securities and corporate preferred stock from cash equivalents to short-term investments. Prior period balances associated with these investments were reclassified for comparability. This reclassification was due to the securities having a final maturity date in excess of three months beyond the date of acquisition.

Liquidity and Capital Resources
At October 1, 2005, the Company’s capital structure was comprised of $1.6 million in short-term debt, $22.4 million in long-term debt, and $188.4 million in Shareholders’ Investment. Total interest-bearing debt was $24.0 million, down from $30.7 million at October 2, 2004 due to scheduled repayments. Shareholders’ Investment increased by $16.6 million during fiscal year 2005, primarily due to profitable operating results, $14.4 million of employee purchases of the Company’s stock under its employee stock purchase plans, a $6.2 million tax benefit from the exercise of employee stock options, and $1.4 million in unrealized gains on derivative instruments, partially offset by $33.7 million in purchases of the Company’s common stock, $6.8 million in dividend payments, $1.6 million of foreign currency translation losses, and a $0.9 million minimum pension liability adjustment.

The Company had cash, cash equivalents and short-term investments of $160 million at October 1, 2005. Of this amount, approximately $86 million was located in North America, $55 million in Europe, and $19 million in Asia. The North American balance was primarily invested in U.S. state and local municipal securities not subject to federal taxation, as well as in taxable and tax-free money market funds. In Europe, the balances were primarily invested in Euro-denominated money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits.

The Company believes its cash and cash equivalents and anticipated funds from operations are adequate to fund ongoing operations, capital expenditures, and Company share purchases, as well as to fund opportunities to grow its business organically and through business acquisitions.

At October 1, 2005, the Company’s contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Notes Payable	$1,582	$1,582	$—	$—	$—
Long-Term Debt Obligations	22,381	6,708	13,366	2,307	—
Capital Lease Obligations	106	55	49	2	—
Operating Lease Obligations	13,360	3,587	5,786	1,188	2,799
Interest Payable	3,273	1,507	1,637	129	—
Pension and Other Long-Term
Obligations	11,414	202	398	398	10,416

Total	$52,116	$13,641	$21,236	$4,024	$13,215

The Company did not renew its $25 million revolving bank credit facility in fiscal year 2005 given liquidity available from domestic cash equivalents and short-term investments held for sale. There were no amounts outstanding on the revolving credit facility during fiscal year 2005 or fiscal year 2004. The Company’s foreign subsidiaries have uncommitted bank facilities available on either a free-standing basis or supported by Company guarantees. Short-term debt outstanding at October 1, 2005 and October 2, 2004 consisted of borrowings by the Company’s Japanese subsidiaries. At October 1, 2005, the Company was in compliance with the financial terms and conditions of its long-term debt agreements.

At October 1, 2005, the Company had letters of credit and guarantees outstanding totaling $46.0 million and $8.6 million, respectively, primarily to bond advance payments and performance guarantees related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and vehicles related to sales and service offices.

Changes in Foreign Currency Exchange Rates
The Company exports products outside the United States and often invoices customers in foreign currencies. The Company’s international subsidiaries have functional currencies other than the Company’s reporting currency and may also transact business in currencies other than their functional currencies. The operating results and financial position of the Company’s international subsidiaries are reported on a consolidated basis in U.S. dollars. Thus, the Company has expected cash flows, assets, and liabilities denominated in currencies other than the U.S. dollar or the functional currencies of its international subsidiaries. This exposes the Company to market risk related to the market value of foreign currencies versus the functional currencies of the subsidiaries. The Company has operational procedures to minimize these non-functional currency exposures. The Company also enters into forward contracts with banks to exchange currencies at set exchange rates on future dates to offset gains or losses on specifically identified exposures.

Historically, approximately 50-60% of the Company’s revenue derives from shipments to customers outside the U.S., and about 65% of this revenue (approximately 35% of the Company’s total revenue) is denominated in currencies other than the U.S. dollar. As a result, a strengthening of the U.S. dollar relative to foreign currencies decreases the foreign currency-denominated revenue and earnings when they are translated to U.S. dollars. Conversely, a weakening of the U.S. dollar has a favorable effect on revenue and earnings.

Gains and losses on foreign currency transactions are included in Other (Expense) Income, net in the accompanying Consolidated Statements of Income. Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income or at the time the cash flow hedge is determined to be ineffective. The gains and losses associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to Other (Expense) Income, net on the Consolidated Statement of Income.

Restructuring and Other Charges
In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration software business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Of the total business exits costs of $4.5 million recorded, $3.6 million, $0.7 million and $0.2 million are included in Cost of Sales, Selling Expense, and General and Administrative Expense, respectively, on the Consolidated Statement of Income for fiscal year 2005. These expenses are reported within the results of operations of the Company’s Test segment. Substantially all of the severance costs will be paid in fiscal year 2006.

In fiscal year 2004 the Company had no significant restructuring activities. In fiscal year 2003, the Company had no significant restructuring activities related to business consolidation other than the sale of its Automation division (see Note 2 to the Consolidated Financial Statements). For the fiscal years ending October 1, 2005, October 2, 2004, and September 27, 2003 the reserve for restructuring was as follows:

Year	Beginning Balance	Provision	Write-off	Ending Balance
	(expressed in thousands)
2003	$21	$—	$(21)	$—
2004	—	—	—	—
2005	—	1,319	—	1,319

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed in Cost of Sales rather than capitalized in inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of fiscal year 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS 123R, estimated compensation expense related to prior periods is included in Note 1 to these Consolidated Financial Statements. The ultimate amount of compensation expense recorded will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.

Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for the Company’s products or its operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion accounting method. The Company’s use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of smoothing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements for additional information on the Company’s revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 6 to the Consolidated Financial Statements for additional information on the Company’s use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended October 1, 2005 and October 2, 2004 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(expressed in thousands, except per share data)
2005
Revenue	$93,082	$96,114	$94,697	$90,484	$374,377
Gross profit	39,737	42,346	42,272	39,227	163,582
Income before income taxes and
discontinued operations	13,882	14,830	14,667	8,435	51,814
Income before discontinued operations	8,731	9,680	9,698	8,460	36,569
Discontinued operations, net of tax	(539)	(1,207)	209	2,026	489

Net income	$8,192	$8,473	$9,907	$10,486	$37,058

Earnings per share:
Basic
Income before discontinued operations	$0.45	$0.49	$0.49	$0.43	$1.86
Discontinued operations, net of tax	(0.03)	(0.06)	0.01	0.10	0.02

Earnings per share	$0.42	$0.43	$0.50	$0.53	$1.88

Diluted
Income before discontinued operations	$0.43	$0.47	$0.48	$0.41	$1.79
Discontinued operations, net of tax	(0.03)	(0.06)	0.01	0.10	0.02

Earnings per share	$0.40	$0.41	$0.49	$0.51	$1.81

2004
Revenue	$78,030	$80,006	$84,146	$96,022	$338,204
Gross profit	31,904	30,589	33,710	42,158	138,361
Income before income taxes and
discontinued operations	10,428	8,142	9,584	14,839	42,993
Income before discontinued operations	6,889	5,599	5,989	8,731	27,208
Discontinued operations, net of tax	688	942	639	(494)	1,775

Net income	$7,577	$6,541	$6,628	$8,237	$28,983

Earnings per share:
Basic
Income before discontinued operations	$0.34	$0.26	$0.29	$0.43	$1.32
Discontinued operations, net of tax	0.03	0.04	0.03	(0.02)	0.08

Earnings per share	$0.37	$0.30	$0.32	$0.41	$1.40

Diluted
Income before discontinued operations	$0.32	$0.25	$0.28	$0.42	$1.27
Discontinued operations, net of tax	0.03	0.04	0.03	(0.02)	0.08

Earnings per share	$0.35	$0.29	$0.31	$0.40	$1.35

Forward-Looking Statements

Statements included or incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2005 Annual Report to Shareholders, in the proxy statement for the annual meeting to be held in January 2006, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer, which are not historical or current facts are “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the Company’s actual results in the future and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statements:

(i)	Possible significant volatility in backlog and/or quarterly operating results may result from the timing of individual large, fixed-price orders in connection with sales of Test segment systems.

(ii)	Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates. The Company derives significant revenue from the global ground vehicles and aerospace industries, and therefore is subject to economic cycles affecting these customers.

(iii)	Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays in certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly operating results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue.

(iv)	Delays in realization of orders in backlog may occur due to technical difficulties, export licensing approval, or the customer’s preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

(v)	The Company experiences competition on a worldwide basis. Customers may choose to purchase equipment from the Company or from its competitors. For certain of the Company’s products, customers may contract with testing laboratories or construct their own testing equipment from commercially available components. Factors that may influence a customer’s decision include price, service, and required level of technology.

(vi)	The Company operates internationally and thus is subject to foreign currency exchange rate changes, which can affect its results from operations and financial condition.

(vii)	With regard to the Company’s new product developments, there may be uncertainties concerning the expected results. In addition, the Company may not be aware of the introduction of new products or product enhancements by its competitors.

(viii)	The Company’s short-term investments and borrowings carry floating interest rate risk. The Company has minimal earnings and cash flow exposure due to market risks on its long-term debt obligations as a result of the primarily fixed-rate nature of its debt.

(ix)	The Company relies on various raw material, component, and sub-assembly suppliers in its production processes and as such, business interruptions affecting these suppliers may cause delays in the Company’s ability to convert its backlog of unfilled orders to revenue.

The foregoing list is not exhaustive, and the Company disclaims any obligation to revise any forward-looking statements to reflect new information, future events, or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. Additional information relative to these risks is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 23 and in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Gains and losses from the settlement of foreign currency-denominated transactions are recorded within Other (Expense) Income, net in the Consolidated Statements of Income included in Item 8 of this Form 10-K. Currency gains and losses on specifically identified currency hedge transactions, as well as changes in the translated values of long-term assets and liabilities denominated in foreign currency, are recorded within Accumulated Other Comprehensive Income on the Consolidated Balance Sheet. When a gain or loss is recognized on the hedged exposure or the hedge is determined to be ineffective, associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to Other (Expense) Income, net on the Consolidated Statement of Income.

The following table restates financial results utilizing currency exchange rates from the prior year to hypothetically estimate the impact of currency on the following financial items:

	2005	2004	2003

	(expressed in thousands)
Increase from currency translation on:
Orders	$7,883	$17,414	$12,245
Revenue	7,392	17,078	17,563
Net Income	436	1,448	1,073
Transaction (loss) gain included in
"Other (expense) income, net"	$(1,264)	$1,466	$(646)

A weakening of the U.S. dollar relative to foreign currencies increases the value of foreign currency-denominated revenue and earnings translated into U.S. dollars. Conversely, a strengthening of the U.S. dollar decreases the value of foreign currency-denominated revenue and earnings. During fiscal year 2005, the U.S. dollar generally strengthened against other major currencies, increasing by approximately 3% against the Euro and by approximately 3% against the Japanese Yen. However, the net effect of currency translation on orders, revenue, and net income during the year was favorable due to the delayed effect of currency changes relative to the calculation of the weighted average income statement rates used to translate the Consolidated Statements of Income. Gains and losses attributed to translating the financial statements for all non-U.S. subsidiaries are included in the currency translation adjustments recorded within Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.

A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase in fiscal year 2005 revenue and asset balances of approximately $16.4 million. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in a decrease in fiscal year 2005 revenue and asset balances of approximately $16.4 million.

The Company regularly assesses its exposure to changes in market currency rates and employs certain practices to mitigate possible adverse effects of this risk. The Company utilizes forward currency forward exchange contracts to hedge the functional currency value of foreign currency-denominated transactions, assets, and liabilities. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Interest Rates
The Company is also directly exposed to changes in market interest rates on cash equivalents, short-term investments, and debt. The Company is also indirectly exposed to the impact of market interest rates on currency rates and overall business activity.

On floating-rate investments, increases and decreases in market interest rates will increase or decrease future interest income, respectively. On floating-rate debt, increases or decreases in market interest rates will increase or decrease future interest expense, respectively. On fixed-rate investments, increases or decreases in market interest rates do not impact future interest income but may decrease or increase the fair market value of the investment, respectively. For fixed-rate debt or other interest-bearing obligations, increases or decreases in market interest rates do not impact future interest expense but may decrease or increase the fair market value of the debt, respectively.

At October 1, 2005, the Company had cash, cash equivalents and short-term investments of $160 million. Most of this amount was invested in interest-bearing accounts or investments. For virtually all of these investments, interest rates re-set every 1-49 days. A hypothetical increase or decrease of 1% in market interest rates could increase or decrease interest income by $1.6 million per annum. The Company had an insignificant amount of short-term debt outstanding at the end of fiscal year 2005 and therefore would not be materially impacted by the effect of increases or decreases in market interest rates on interest expense.

A discount rate of 4.3% and an expected rate of increase in future compensation levels of 3.2% were used in the calculation of the accrued pension liability related to one of the Company’s international subsidiary’s non-contributory, unfunded defined benefit pension plan.

Item 8.   Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15(1) of this report on Form 10-K and appearing on pages F-1 through F-26 of this report are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Form 10-K, which is incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of October 1, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of October 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of October 1, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005, has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears on page F-3.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of Registrant

The required information with respect to the directors of the Registrant, information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Registrant’s Code of Business Conduct are incorporated herein by reference to the information set forth under the headings “Election of Directors” and “General Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 31, 2006. Information regarding the Company’s executive officers is contained under Item 1 of this annual report.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under heading “Executive Compensation” (except as expressly set forth therein) in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 31, 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information set forth under headings “Security Ownership of Principal Shareholders and Management” and “Executive Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 31, 2006.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information set forth under heading “Executive Compensation – Certain Transactions” in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 31, 2006.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Independent Registered Public Accountants” in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 31, 2006.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 1, 2005 and October 2, 2004

Consolidated Statements of Income for the Years Ended October 1, 2005, October 2, 2004, and September 27, 2003

Consolidated Statements of Shareholders’ Investment for the Years Ended October 1, 2005, October 2, 2004, and September 27, 2003

Consolidated Statements of Cash Flows for the Years Ended October 1, 2005, October 2, 2004, and September 27, 2003

Notes to Consolidated Financial Statements

Financial Statement Schedule

(2)	Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3)	Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Registrant’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 2, 2005.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on November 30, 2004.

10.b	1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1996.

10.c	1997 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.p of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1996 and Exhibit 10.p of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1999.

10.d	2002 Employee Stock Purchase Plan, as amended (Filed herewith).

10.e	Severance Agreement, dated March 16, 1998, between the Registrant and Sidney W. Emery, Jr., incorporated herein by reference to Exhibit 10.r of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1998.

Exhibit Number	Description

10.f	Severance Agreement dated January 3, 2000, between the Registrant and Kathleen M. Staby, incorporated herein by reference to Exhibit 10.x of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 2000.

10.g	Form of Change in Control Agreement between the Registrant and Sidney W. Emery, Jr., Kathleen M. Staby, and Susan E. Knight (Filed herewith).

10.h	Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Registrant’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.i	Description of the terms of employment of Sidney W. Emery, Jr., pursuant to an offer letter dated March 3, 1998, incorporated by reference to Exhibit 10.s of the Registrant’s Form 10-K for the fiscal year ended September 28, 2002.

10.j	Change in Control Agreement, dated January 28, 2003, between the Registrant and Douglas E. Marinaro, incorporated herein by reference to Exhibit 10.s of the Registrant’s Form 10-K filed for the fiscal year ended September 27, 2003.

10.k	Description of the terms of employment of Douglas E. Marinaro, pursuant to an offer letter dated November 6, 2002, incorporated herein by reference to Exhibit 10.t of the Registrant’s Form 10-K filed for the fiscal year ended September 27, 2003.

10.l	Letter dated February 6, 1987 from MTS Sensor Technologie GmbH and Co. KG (formerly, Hellwig GmbH) regarding its pension commitment to Joachim Hellwig, incorporated by reference to Exhibit 10.p of the Registrant’s Form 10-K filed for fiscal year ended October 2, 2004.

10.m	Employment Contract dated January 1, 1991 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig, incorporated by reference to Exhibit 10.q of the Registrant’s Form 10-K filed for fiscal year ended October 2, 2004.

10.n	Change in Control Agreement, dated April 22, 2002, between the Registrant and Laura B. Hamilton, incorporated herein by reference to Exhibit 10.m of the Registrant’s Form 10-Q/A for the fiscal quarter ended June 30, 2002.

21.	Subsidiaries of the Registrant (Filed herewith).

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
By:	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, Chief Executive Officer and President

Date:   December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date
/s/ Sidney W. Emery, Jr.	Chairman, Chief Executive	December 14, 2005
Officer and President
Sidney W. Emery Jr.

/s/ Susan E. Knight	Chief Financial Officer	December 14, 2005
and Vice President
Susan E. Knight

/s/ Dugald K. Campbell	Director	December 14, 2005

Dugald K. Campbell

/s/ Jean Lou Chameau	Director	December 14, 2005

Jean Lou Chameau

/s/ Merlin E. Dewing	Director	December 14, 2005

Merlin E. Dewing

/s/ Brendan C. Hegarty	Director	December 14, 2005

Brendan C. Hegarty

/s/ Barb J. Samardzich	Director	December 14, 2005

Barb J. Samardzich

/s/ Linda Hall Whitman	Director	December 14, 2005

Linda Hall Whitman

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets – October 1, 2005
and October 2, 2004	F-4
Consolidated Statements of Income for the Years Ended
October 1, 2005, October 2, 2004, and
September 27, 2003	F-5
Consolidated Statements of Shareholders’ Investment and
Comprehensive Income (Loss) for the Years Ended October 1,
2005, October 2, 2004, and September 27, 2003	F-6
Consolidated Statements of Cash Flows for the
Years Ended October 1, 2005, October 2, 2004,
and September 27, 2003	F-7
Notes to Consolidated Financial Statements	F-8 through F-26
Financial Statement Schedule

Schedule	Description
II	Summary of Consolidated Allowances For Doubtful Accounts and Restructuring Reserves	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of October 1, 2005 and October 2, 2004 and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended October 1, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of October 1, 2005 and October 2, 2004 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 1, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of, and effective operations of, internal control over financial reporting.

/S/ KPMG LLP

Minneapolis, Minnesota
December 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 28 under Item 9A of this Form 10-K, that MTS Systems Corporation and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 1, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended October 1, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Minneapolis, Minnesota
December 14, 2005

Consolidated Balance Sheets
(October 1 and October 2, respectively)

Assets	2005	2004

	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$83,143	$66,948
Short-term investments	76,650	62,355
Accounts receivable, net of allowance for doubtful accounts of
$1,210 and $1,197, respectively	64,363	61,261
Unbilled accounts receivable	25,093	34,497
Inventories	38,029	35,297
Prepaid expenses	2,600	3,932
Current deferred tax assets	6,415	5,988
Other current assets	2,351	237
Assets of discontinued operations	1,710	17,690

Total current assets	300,354	288,205

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	40,906	41,610
Machinery and equipment	72,837	81,747
Accumulated depreciation	(72,458)	(80,619)

Total property and equipment, net	42,953	44,406

Goodwill	4,423	4,447
Other assets	2,291	2,283
Non-current deferred tax assets	1,711	2,294

Total assets	$351,732	$341,635

Liabilities and Shareholders’ Investment

Current Liabilities:
Notes payable	$1,582	$1,501
Current maturities of long-term debt	6,708	6,841
Accounts payable	16,142	14,303
Accrued payroll-related costs	31,059	29,823
Advance payments from customers	49,901	48,868
Accrued warranty costs	5,333	5,811
Accrued income taxes	3,643	2,829
Current deferred income taxes	3,767	7,101
Other accrued liabilities	15,026	13,465
Liabilities of discontinued operations	890	6,351

Total current liabilities	134,051	136,893

Deferred income taxes	2,310	1,382
Long-term debt, less current maturities	15,673	22,376
Other long-term liabilities	11,266	9,188

Total liabilities	163,300	169,839

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized:
19,664 and 19,652 shares issued and outstanding	4,916	4,913
Retained earnings	173,487	155,825
Accumulated other comprehensive income	10,029	11,058

Total shareholders’ investment	188,432	171,796

Total liabilities and shareholders’ investment	$351,732	$341,635

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Years Ended October 1, October 2, and September 27, respectively)

	2005	2004	2003

	(expressed in thousands, except per share data)
Revenue:
Product	$328,514	$299,263	$284,406
Service	45,863	38,941	31,807

Total Revenue	374,377	338,204	316,213

Cost of Sales:
Product	187,261	177,976	179,746
Service	23,534	21,867	19,117

Total Cost of Sales	210,795	199,843	198,863

Gross Profit	163,582	138,361	117,350

Operating Expenses:
Selling	65,254	57,486	48,681
General and administrative	30,417	26,149	24,638
Research and development	14,936	12,663	13,827

Income From Operations	52,975	42,063	30,204

Interest expense	(2,128)	(2,784)	(3,613)
Interest income	2,348	1,801	2,160
Other (expense) income, net	(1,381)	1,913	810

Income Before Income Taxes and Discontinued Operations	51,814	42,993	29,561
Provision for Income Taxes	15,245	15,785	9,987

Income Before Discontinued Operations	36,569	27,208	19,574

Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(2,589)	1,775	1,916
Net gain (loss) on disposal of discontinued businesses, net of tax	3,078	—	(1,177)

Income from Discontinued Operations, net of tax	489	1,775	739

Net Income	$37,058	$28,983	$20,313

Earnings Per Share
Basic:
Income Before Discontinued Operations	$1.86	$1.32	$0.93
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(0.13)	0.08	0.09
Net gain (loss) on disposal of discontinued businesses, net of tax	0.15	—	(0.06)

Income from Discontinued Operations, net of tax	0.02	0.08	0.03

Earnings Per Share	$1.88	$1.40	$0.96

Diluted:
Income Before Discontinued Operations	1.79	1.27	0.92
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(0.13)	0.08	0.09
Net gain (loss) on disposal of discontinued businesses, net of tax	0.15	—	(0.06)

Income from Discontinued Operations, net of tax	0.02	0.08	0.03

Earnings Per Share	$1.81	$1.35	$0.95

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)
(For the Years Ended October 1, October 2, and September 27, respectively, expressed in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
	Shares Issued	Amount

Balance, September 28, 2002	21,208	$5,302	$9,770	$146,857	$336	$162,265

Net income	—	—	—	20,313	—	20,313
Foreign currency translation	—	—	—	—	7,284	7,284
Derivative instruments	—	—	—	—	(304)	(304)

Total comprehensive income	—	—	—	20,313	6,980	27,293
Exercise of stock options	681	170	5,972	—	—	6,142
Restricted stock compensation	3	1	31	—	—	32
Tax benefit from equity compensation	—	—	1,127	—	—	1,127
Issuance for employee stock purchase plan	97	24	803	—	—	827
Common stock purchased and retired	(1,269)	(317)	(16,169)	—	—	(16,486)
Dividends, $0.24 per share	—	—	—	(5,094)	—	(5,094)

Balance, September 27, 2003	20,720	5,180	1,534	162,076	7,316	176,106

Net income	—	—	—	28,983	—	28,983
Foreign currency translation	—	—	—	—	3,520	3,520
Derivative instruments	—	—	—	—	222	222

Total comprehensive income	—	—	—	28,983	3,742	32,725
Exercise of stock options	851	213	9,079	—	—	9,292
Restricted stock compensation	4	1	43	—	—	44
Tax benefit from equity compensation	—	—	2,594	—	—	2,594
Issuance for employee stock purchase plan	47	12	634	—	—	646
Common stock purchased and retired	(1,970)	(493)	(13,884)	(29,917)	—	(44,294)
Dividends, $0.26 per share	—	—	—	(5,317)	—	(5,317)

Balance, October 2, 2004	19,652	4,913	—	155,825	11,058	171,796

Net income	—	—	—	37,058	—	37,058
Foreign currency translation	—	—	—	—	(1,610)	(1,610)
Minimum pension liability adjustment	—	—	—	—	(865)	(865)
Derivative instruments	—	—	—	—	1,446	1,446

Total comprehensive income	—	—	—	37,058	(1,029)	36,029
Exercise of stock options	1,005	251	13,441	—	—	13,692
Restricted stock compensation	7	2	176	—	—	178
Tax benefit from equity compensation	—	—	6,153	—	—	6,153
Issuance for employee stock purchase plan	29	7	664	—	—	671
Common stock purchased and retired	(1,029)	(257)	(20,863)	(12,616)	—	(33,736)
Stock option compensation	—	—	429	—	—	429
Dividends, $0.34 per share	—	—	—	(6,780)	—	(6,780)

Balance, October 1, 2005	19,664	$4,916	$—	$173,487	$10,029	$188,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Years Ended October 1, October 2, and September 27, respectively)

	2005	2004	2003

	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$37,058	$28,983	$20,313
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss (income) from discontinued operations	2,589	(1,775)	(1,916)
Net (gain) loss on disposal of discontinued businesses	(3,078)	—	1,177
Gain on sale of property and equipment	—	(363)	—
Depreciation and amortization	8,638	8,371	8,432
Deferred income taxes	(2,310)	5,077	3,314
Bad debt provision (benefit)	201	(228)	184
Equity compensation income tax benefits	6,153	2,594	1,127
Restricted stock compensation	178	44	32
Changes in operating assets and liabilities, net of effects of businesses divested:
Accounts and unbilled contracts receivable	5,481	(17,616)	15,551
Inventories	(3,260)	(1,336)	7,941
Prepaid expenses	1,837	44	1,367
Other assets	(2,446)	1,232	(629)
Accounts payable	1,933	4,606	(2,196)
Accrued payroll-related costs	882	5,477	4,628
Advance payments from customers	1,823	9,751	(2,205)
Accrued warranty costs	(424)	1,094	208
Other current liabilities	3,589	(2,208)	(7,961)

Net Cash Provided by Operating Activities	58,844	43,747	49,367

Cash Flows from Investing Activities:
Additions to property and equipment	(7,094)	(5,257)	(6,002)
Proceeds from sale of property and equipment	—	1,952	—
Proceeds from maturity of short-term investments	175,305	210,909	69,749
Purchases of short-term investments	(189,600)	(190,308)	(101,886)
Net proceeds from sale of businesses	14,241	—	12,621

Net Cash (Used in) Provided by Investing Activities	(7,148)	17,296	(25,518)

Cash Flows from Financing Activities:
Net receipts (repayments) under short-term borrowings	141	(374)	(264)
Proceeds received under notes payable	1,525	4,574	—
Payments of notes payable	(1,541)	(3,074)	—
Repayments of long-term debt	(6,840)	(7,866)	(15,093)
Cash dividends	(4,785)	(6,612)	(5,074)
Proceeds from exercise of stock options and employee stock
purchase plan	14,363	9,938	6,969
Payments to purchase and retire common stock	(33,736)	(44,294)	(16,486)

Net Cash Used in Financing Activities	(30,873)	(47,708)	(29,948)

Net Cash (Used in) Provided by Discontinued Operations	(2,804)	1,534	5,619

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,824)	2,292	3,536

Cash and Cash Equivalents:
Increase during the year	16,195	17,161	3,056
Balance, beginning of year	66,948	49,787	46,731

Balance, end of year	$83,143	$66,948	$49,787

Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$2,074	$2,662	$3,252
Income taxes	12,303	11,561	12,305

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies:

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended October 1, 2005 and September 27, 2003 consisted of 52 weeks. The Company’s fiscal year ended October 2, 2004 consisted of 53 weeks.

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

Revenue for services is recognized as the service is performed or ratably over a defined contractual period for service maintenance contracts.

Research and Development
Research and development costs associated with new products are charged to operations as incurred.

Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using period-end exchange rates, and statements of income are translated using average exchange rates for the fiscal year, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. The Company recorded (losses)/gains on foreign currency translation in Comprehensive Income of ($1.6) million, $3.5 million and $7.3 million for fiscal years 2005, 2004 and 2003, respectively.

Cash Equivalents
Cash equivalents represent cash, demand deposits, and investments with original maturities of three months or less and are recorded at cost, which approximates fair value. Cash is invested in money market funds and bank deposits. Cash equivalents outside the United States are invested in local currency money market funds and bank deposits.

Short-Term Investments
Short-term investments have original maturities beyond three months. All short-term investments are classified as available-for-sale as the Company intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. At October 1, 2005 and October 2, 2004, all available-for-sale investments consisted of highly rated auction rate municipal obligations and corporate preferred equity securities. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. At October 1, 2005 and October 2, 2004, unrealized gains or losses from the investment in available-for-sale securities were immaterial.

Accounts Receivable and Long-Term Contracts
The Company grants credit to its customers but generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at October 1, 2005 are expected to be invoiced during fiscal year 2006.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at October 1, 2005 and October 2, 2004 were as follows:

	2005	2004

	(expressed in thousands)
Customer projects in
various stages of
completion	$13,845	$13,133
Components,
assemblies and parts	24,184	22,164

Total	$38,029	$35,297

Property and Equipment
Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded over the following estimated useful lives of the property:

Buildings and improvements: 10 to 40 years. Machinery and equipment: 3 to 15 years.

Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes.

The Company reviews the carrying value of long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value of the assets may not be recoverable. When this review indicates the carrying value of the asset or asset group representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain other intangible assets having indefinite lives not be amortized to income, but instead be periodically tested for impairment. The Company determined there was no impairment of its goodwill at October 1, 2005 or October 2, 2004. At both October 1, 2005 and October 2, 2004, $2.9 million and $1.5 million of goodwill was associated with the Test and Industrial segments, respectively. There was no change in these Goodwill balances over the three-year period ending October 1, 2005 other than changes associated with the effect of currency translation.

Other Assets
Other assets primarily consist of patents and other intellectual property. Other intangible assets are amortized on a straight-line basis over the expected period to be benefited by future cash inflows, up to 25 years. The Company periodically evaluates the recoverability of the carrying amount of other intangible assets when events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating earnings. The Company also periodically evaluates the estimated useful lives of all intangible assets and periodically revises such estimates based on current events.

Annual amortization of other intangible assets was $0.5 million, $0.5 million, and $0.7 million in fiscal years 2005, 2004, and 2003, respectively. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

	Fiscal Year

	2006	2007	2008	2009	2010

	(expressed in thousands)
Amortization of intangible assets	$308	$22	$13	$13	$13

Warranty Obligations
Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty incidence over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the years ended October 1, 2005 and October 2, 2004 were as follows:

	2005	2004

	(expressed in thousands)
Beginning balance	$5,811	$4,615
Warranty provisions	6,971	8,295
Warranty claims	(7,286)	(7,229)
Translation adjustment	(163)	130

Ending balance	$5,333	$5,811

Derivative Financial Instruments
The Company operates in several currencies and is exposed to changes in the reporting currency value of transactions, current assets, and current liabilities denominated in foreign currencies. Gains or losses related to these currency exposures are recognized in Other Expense (Income), net on the Consolidated Statement of Income.

The Company periodically enters into firm and optional contracts with banks to exchange currencies at a set future date and rate to maintain the expected reporting currency value of foreign currency exposures specifically identified by currency, amount, and timing. Because the market value of these contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use foreign exchange contracts for speculative purposes.

Currency contracts used to maintain the reporting currency value of expected financial transactions are designated as cash flow hedges. Subsequent changes in the market value of the derivative contracts are recorded in Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time income or loss is recognized on the underlying forecasted transaction. The Company periodically assesses whether the contracts are effective in offsetting the change in reporting currency value of the forecasted transaction. When a contract is no longer effective as a hedge, the Company discontinues cash flow hedge reporting prospectively, and reclassifies accumulated unrecognized earnings or loss from Accumulated Other Comprehensive Income (Loss) into Other Expense (Income), net on the Consolidated Statement of Income in the current period. Gains or losses on currency contracts used to maintain the reporting currency value of current assets and current liabilities denominated in foreign currencies are recognized as incurred in Other (Expense) Income, net on the Consolidated Statement of Income in the current period.

At October 1, 2005 and October 2, 2004, the Company had outstanding foreign currency forward exchange contracts with gross U.S. dollar notional equivalent amounts of $99.9 million and $39.1 million, respectively. At October 1, 2005 and October 2, 2004, the market value of the foreign currency contracts was $2.1 million and ($0.2) million, respectively. The mark-to-market adjustment on these contracts is recorded within Other Current Assets on the Consolidated Balance Sheet. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was immaterial for the periods ended October 1, 2005 and October 2, 2004. At October 1, 2005 and October 2, 2004, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was approximately $1.4 million and ($0.2) million, respectively. The maximum original maturity of any derivative was 2.0 years and 1.75 years at October 1, 2005 and October 2, 2004, respectively.

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

Earnings Per Share
Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. The number of options that has been excluded from the diluted weighted average shares outstanding calculation was not material for the period ended October 1, 2005. Options to acquire 0.2 million and 1.4 million weighted common shares have been excluded from the diluted weighted average shares outstanding calculation for fiscal years 2004 and 2003, respectively, because the exercise price was more than the weighted average market value of these shares. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations and cumulative effect of accounting changes. A reconciliation of these amounts is as follows:

	2005	2004	2003

	(expressed in thousands, except per share data)
Income before discontinued operations	$36,569	$27,208	$19,574
Income from discontinued operations, net of tax	489	1,775	739

Net income	$37,058	$28,983	$20,313

Weighted average common shares outstanding	19,714	20,666	21,119
Dilutive potential common shares	795	798	355

Total dilutive common shares	20,509	21,464	21,474

Earnings per share:
Basic:
Income before discontinued operations	$1.86	$1.32	$0.93
Income from discontinued operations, net of tax	0.02	0.08	0.03

Earnings per share	$1.88	$1.40	$0.96

Diluted:
Income before discontinued operations	$1.79	$1.27	$0.92
Income from discontinued operations, net of tax	0.02	0.08	0.03

Earnings per share	$1.81	$1.35	$0.95

Stock-Based Compensation
The Company grants stock options to officers and key employees at the market price of the Company’s stock on the date of the grant. The Company also maintains an employee stock purchase plan that allows employees to purchase shares of Company stock at a 15% discount to the lower of the beginning or ending market price of the shares over defined six month intervals of participation.

The Company elects to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock-based compensation. Under APB 25, no compensation expense for stock-based compensation is recognized for shares granted at or above market value. Had the Company determined compensation cost based on the fair value at the grant date for stock options and the fair value of the discount related to the employee stock purchase plan under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reported as shown below:

	2005	2004	2003

Net Income	(expressed in thousands, except per share data)
As Reported	$37,058	$28,983	$20,313
Deduct: fair value of employee stock-based
compensation expense, net of tax	(3,132)	(3,497)	(2,589)

Pro Forma	$33,926	$25,486	$17,724

Basic Earnings Per Share
As Reported	$1.88	$1.40	$0.96
Pro Forma	$1.72	$1.23	$0.84

Diluted Earnings Per Share
As Reported	$1.81	$1.35	$0.95
Pro Forma	$1.66	$1.19	$0.83

The estimated fair value of employee stock options granted at market price during fiscal years 2005, 2004, and 2003 averaged $9.55, $7.94, and $5.60, respectively. The fair value of options granted under stock-based compensation has been estimated at the date of each grant using a Black-Scholes multiple option valuation model. The multiple option form of the model separately values each vesting increment of the stock grant. This application of the Black-Scholes model values each vesting period separately and thus allocates proportionately more of the resulting cost to early vesting periods. In general, the fair value of a grant will increase or decrease based on certain assumptions summarized as follows:

	2005	2004	2003

Expected life (in years)	2.7	2.7	2.8
Risk-free interest rate	3.8%	2.9%	1.6%
Expected volatility	39.3%	57.0%	65.5%
Dividend yield	1.2%	1.4%	1.7%

In the fourth quarter of fiscal year 2005, the Company changed its estimate of stock price volatility used in the Black-Scholes valuation model from a calculation using a historical daily observation to one using a historical weekly observation. The Company believes this calculation provides a more accurate estimate of long-term stock price volatility as the historical average market trading volume in the Company’s stock is low relative to the number of total shares outstanding, increasing the price impact of trades. This change resulted in a reduction in estimated stock-based compensation expense of $0.8 million, which will be realized over the next three years.

Related to the sale of the Company’s engine test business in the fourth quarter of fiscal year 2005, the Company elected to accelerate the vesting schedule of options held by employees of this business to the date of the divestiture. As these options were priced below the market value of the Company’s stock on the date of the accelerated vesting, the value of the options was re-measured to the difference between the market price and the option price of the stock on the date of re-measurement. Accordingly, related expense of $0.4 million, net of tax, was recorded in Income (Loss) from Discontinued Operations in the fourth quarter of fiscal year 2005.

Comprehensive Income (Loss)
Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments. There were no substantive unrealized gains or losses from available-for-sale securities at October 1, 2005, October 2, 2004, or September 27, 2003.

The accumulated balances for each component of Accumulated Other Comprehensive Income (Loss) were as follows:

	Derivative Financial Instrument Unrealized Gain (Loss)	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)

	(expressed in thousands)
Balances at September 28, 2002	$(60)	$—	$396	$336
Foreign exchange translation adjustments	—	—	7,284	7,284
Change in unrealized gain
(loss), net of tax of ($430)	(672)	—	—	(672)
Realized (gain) loss, net of tax of $236	368	—	—	368

Balances at September 27, 2003	$(364)	$—	$7,680	$7,316

Foreign exchange translation adjustments	—	—	3,520	3,520
Change in unrealized gain
(loss), net of tax of ($279)	(436)	—	—	(436)
Realized (gain) loss, net of tax of $421	658	—	—	658

Balances at October 2, 2004	$(142)	$—	$11,200	$11,058

Foreign exchange translation adjustments	—	—	(1,610)	(1,610)
Minimum pension liability adjustment,
net of tax of ($550)	—	(865)	—	(865)
Change in unrealized gain
(loss), net of tax of $623	1,034	—	—	1,034
Realized (gain) loss, net of tax of $248	412	—	—	412

Balances at October 1, 2005	$1,304	$(865)	$9,590	$10,029

Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expense during the reporting period. Ultimate results could differ from those estimates. Additionally, the Company frequently undertakes significant technological innovation on certain of its long-term contracts, involving performance risk that may result in delayed delivery of product and/or revenue and gross profit variation due to changes in the estimate of the ultimate costs of these contracts.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed in Cost of Sales rather than capitalized in inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of fiscal year 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS 123R, estimated compensation expense related to prior periods is included in Note 1 to these Consolidated Financial Statements. The ultimate amount of compensation expense recorded will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The FASB also issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Company is currently evaluating the potential impact of the various provisions of the AJCA on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.

Reclassifications
Certain amounts included in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported Shareholders’ Investment or Net Income. During fiscal year 2005, the Company reclassified its investments in highly liquid municipal securities and corporate preferred stock from Cash Equivalents to Short-Term Investments. Prior period balances were reclassified for comparability. This reclassification was based on the securities having a final maturity date in excess of three months from their date of acquisition.

2.   Discontinued Operations:

On August 5, 2005, the Company sold substantially all of the net assets of its engine test business, which was based in Ann Arbor, Michigan and also maintained operations in Byfleet, United Kingdom, to A&D Co., Ltd., of Tokyo, Japan. This sale represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in the fourth quarter of fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations have been excluded from the results of operations of the Test segment and are reported as discontinued operations for fiscal year 2005 and prior fiscal years.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. As a result of this business closure, the Company recorded a loss of $0.7 million, net of tax of $0.4 million, in the fourth quarter of fiscal year 2005. The AeroMet subsidiary was historically included in the Company’s Industrial segment for financial reporting. The loss on disposition of the AeroMet business and its results of operations have been excluded from results of operations of the Industrial segment and are reported as discontinued operations for fiscal year 2005 and prior fiscal years.

During the second and third quarters of fiscal year 2003, the Company sold its Automation division, which was based in New Ulm, Minnesota and also maintained operations in Montgomeryville, Pennsylvania and Freiburg and Straslund, Germany. On March 31, 2003, the Company sold substantially all of the net assets and intellectual property associated with the Automation division’s gradient amplifier product line. On April 11, 2003, the Company sold the remaining net assets of the North American Automation division, based in New Ulm, Minnesota and on April 30, 2003 sold, to the same buyer, its stock in the Automation division’s German operations, which completed the sale of the Company’s entire Automation division and its exit from the motor and amplifier business. In March 2003 the Company discontinued the custom military business of its Automation division. As a result of these sales, the Company recorded a loss of $1.2 million, net of tax of $0.8 million. The Automation division was historically included in the Company’s Industrial segment for financial reporting, and its results of operations are reported as discontinued operations.

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results for the respective fiscal years:

	2005	2004	2003

	(expressed in thousands)
Revenue	$15,982	$28,856	$39,630
(Loss) income on discontinued operations before
taxes and gain (loss) on sale	(3,918)	2,828	3,089
(Benefit) provision for income taxes	(1,329)	1,053	1,173

(Loss) income from discontinued operations, net of tax	$(2,589)	$1,775	$1,916

The assets and liabilities of the discontinued operations at October 1, 2005 and October 2, 2004 were as follows:

	2005	2004

	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$12	$4,805
Unbilled accounts receivable	258	1,399
Inventories	358	2,439
Prepaid expenses	—	176
Current deferred tax assets	465	302
Other current assets	548	19

Current assets of discontinued operations	1,641	9,140

Land	—	810
Buildings and improvements	—	5,931
Machinery and equipment	106	5,518
Accumulated depreciation	(37)	(3,890)
Non-current deferred tax assets	—	181

Long-lived assets of discontinued operations	69	8,550

Total assets of discontinued operations	$1,710	$17,690

Accounts payable	$238	$1,372
Accrued payroll-related costs	223	2,143
Advance payments from customers	—	1,050
Accrued warranty costs	—	336
Accrued income taxes	—	1,028
Other accrued liabilities	429	422

Total liabilities of discontinued operations	$890	$6,351

3.   Business Segment Information:

The Company’s Chief Executive Officer and its management regularly review the available financial information for the Company’s discrete business units. Based on similarities in economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution, and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments — Test and Industrial. The Test segment provides testing hardware and software solutions to the ground vehicles, aerospace, and infrastructure markets. The Industrial segment manufactures high-performance position sensors for a variety of industrial and vehicular applications.

In evaluating each segment’s performance, management focuses on income from operations. This financial measure excludes interest income and expense, income taxes, and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003, was as follows:

	2005	2004	2003

	(expressed in thousands)
Revenue
Test	$313,498	$285,892	$271,439
Industrial	60,879	52,312	44,774

Total Revenue	$374,377	$338,204	$316,213

Income from Operations
Test	$44,596	$35,361	$26,326
Industrial	8,379	6,702	3,878

Total Income from Operations	$52,975	$42,063	$30,204

Identifiable Assets
Test	$276,849	$257,236	$252,901
Industrial	73,173	66,709	59,127
Discontinued Operations	1,710	17,690	18,350

Total Assets	$351,732	$341,635	$330,378

Other Segment Data
Test:
Capital expenditures	$5,696	$4,010	$4,375
Depreciation and amortization	$6,804	$6,849	$7,158

Industrial:
Capital expenditures	$1,398	$1,247	$1,627
Depreciation and amortization	$1,834	$1,522	$1,274

Geographic information was as follows:

	2005	2004	2003

	(expressed in thousands)
Revenue
United States	$106,730	$114,701	$125,907
Europe	134,228	110,772	116,824
Japan	63,377	50,463	31,321
Asia, excluding Japan	56,528	44,843	28,569
Other	13,514	17,425	13,592

Total Revenue	$374,377	$338,204	$316,213

Property and Equipment, Net
United States	$31,648	$32,335	$35,513
Europe	10,478	11,476	11,436
Asia	827	595	614
Other	—	—	—

Total Property and Equipment, Net	$42,953	$44,406	$47,563

Revenue by geographic area is presented based on customer location. No country other than the United States and Japan had revenue in excess of 15% of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented.

4.   Financing:

Information on short-term borrowings for the years ended October 1, 2005 and October 2, 2004 was as follows:

	2005	2004

	(expressed in thousands)
Balance outstanding at year-end	$1,582	$1,501
Interest rate at year-end	1.9%	1.4%
Weighted-average interest rate during the year	1.5%	0.9%

Short-term debt consists of borrowings by the Company’s Japanese subsidiaries.

The Company did not renew its $25 million revolving bank credit facility in fiscal year 2005 given liquidity available from domestic cash equivalents and short-term investments. There were no amounts outstanding on the revolving credit facility during fiscal year 2005 or fiscal year 2004. The Company was in compliance with all terms and conditions of the revolving bank credit agreement during fiscal year 2005 and at October 2, 2004.

At October 1, 2005, the Company had letters of credit and guarantees outstanding totaling $54.6 million, primarily to bond advance payments and performance guarantees related to customer contracts in the Test segment.

Long-term debt at October 1, 2005 and October 2, 2004 was as follows:

	2005	2004

	(expressed in thousands)
6.6% notes, unsecured, due in annual installments of $4,375 beginning in July 2001	$13,125	$17,500
7.5% note, unsecured, due in semi-annual installments of $1,153 beginning in July 2003	9,231	11,539
Other	25	178

Total Long-Term Debt	$22,381	$29,217
Less Current Maturities of Long-Term Debt	(6,708)	(6,841)

Total Long-Term Debt, Less Current Maturities	$15,673	$22,376

Aggregate annual maturities of long-term debt for the next five fiscal years are as follows:

Year	Maturity

(expressed in thousands)
2006	$6,708
2007	6,683
2008	6,683
2009	2,307
2010	—

$22,381

The 6.6% and 7.5% notes contain pre-payment penalties that make early repayment economically disadvantageous to the Company based on current market interest rates. The Company estimates the fair market value of its long-term debt portfolio exceeds its carrying value by approximately $0.8 million at October 1, 2005, due to lower current market interest rates relative to interest rates at the time of issuance of the debt.

The Company is subject to financial covenants, among other restrictions, under the 6.6% and 7.5% notes. At October 1, 2005 and October 2, 2004, the Company was in compliance with these financial covenants. Under these covenants the Company is required, among other matters, to maintain certain financial ratios and to meet certain indebtedness and restricted payment tests. In the first quarter of fiscal year 2005, the Company reached agreements with the holders of the notes to reduce the minimum net worth covenant requirements in order to provide the Company with additional capacity for dividend payments, Company share purchases, or investments.

5.   Income Taxes:

The components of income before income taxes for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003 were as follows:

	2005	2004	2003

	(expressed in thousands)
Income before income taxes and discontinued operations:
Domestic	$35,466	$21,011	$13,450
Foreign	16,348	21,982	16,111

Total	$51,814	$42,993	$29,561

The provision for income taxes from continuing operations for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003 was as follows:

	2005	2004	2003

	(expressed in thousands)
Current provision (benefit):
Federal	$5,661	$2,871	$4,226
State	1,175	740	472
Foreign	10,892	7,187	2,802
Deferred	(2,483)	4,987	2,487

Total provision	$15,245	$15,785	$9,987

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for continuing operations for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003, is as follows:

	2005	2004	2003

Statutory income tax rate	35%	35%	35%
Tax benefit of export sales	(3)	(3)	(4)
Foreign provision in excess of U.S. tax rate	2	3	4
State income taxes, net of federal benefit	2	1	1
Research and development tax credits	(1)	(1)	(3)
Foreign tax credits	(5)	—	—
Tax exempt income	(1)	(1)	—
Meals and entertainment and other permanent items	—	3	1

Effective income tax rate	29%	37%	34%

A summary of the deferred tax assets and liabilities for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003, is as follows:

	2005	2004	2003

	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$4,441	$3,315	$3,236
Inventory reserves	2,330	2,977	3,497
Intangible assets	2,177	2,274	2,055
Allowance for doubtful accounts	124	145	246
Other assets	547	306	48
Net operating loss carryovers	1,626	980	1,343
Unrealized derivative instrument losses	—	91	233
Capital loss carryovers	—	588	608
Research and development and foreign tax credits	1,081	2,999	6,008
Less valuation allowance	(496)	(588)	(723)

Total Deferred Tax Asset	$11,830	$13,087	$16,551

Deferred Tax Liability:
Property and equipment	$5,416	$6,143	$6,549
Unrealized derivation instrument gains	789	—	—
Foreign deferred revenue and other	3,576	7,145	4,708

Total Deferred Tax Liability	$9,781	$13,288	$11,257

Net Deferred Tax Asset (Liability)	$2,049	$(201)	$5,294

At October 1, 2005 the Company had research and development credit carryovers for state purposes of approximately $0.4 million. These credits will expire between the years 2015 and 2018 if not utilized. The Company also had foreign tax credit carryovers of approximately $0.8 million that, if not used, will expire between the years 2010 and 2014. The Company’s French, Swedish and German subsidiaries have net operating loss carryovers of $3.0 million, $0.4 million and $1.2 million, respectively. These losses will not expire under local law.

At October 2, 2004 and September 27, 2003, research and development credit carryovers for federal and state purposes were $1.5 million and $4.8 million, and foreign tax credit carryovers were $1.5 million and $1.2 million, respectively.

As a result of current business operations, the Company determined during fiscal year 2005 that it would realize the full benefit of its foreign tax credits. Accordingly, the Company released tax contingencies of $2.9 million previously recorded. The decrease in the Company’s effective tax rate in fiscal year 2005 from fiscal year 2004 was primarily due to the release of these tax contingencies.

The Company has assessed its taxable earnings history and prospective future taxable income. Based on this assessment, the Company has determined it is more likely than not that its net deferred tax assets will be realized in future periods. The Company has determined it will utilize its $1.6 million U.S. capital loss carryover in fiscal year 2005. Accordingly, the Company reversed a $0.6 million valuation allowance related to the U.S. capital loss carryover in fiscal year 2005. Of this adjustment, $0.5 million is recorded within results of discontinued operations and $0.1 million is recorded within results of continuing operations.

The Company also determined it was more likely than not that it will be unable to realize the benefit of its German net operating loss carryovers of approximately $1.2 million. Accordingly, the Company has a full valuation allowance against the German net operating loss in the amount of $0.5 million, of which $0.1 million is a result of the fiscal year 2005 German net operating loss.

At September 27, 2003 the Company determined it was more likely than not that it would be unable to realize the benefit of its Italian net operating loss carryforward of approximately $0.4 million. Accordingly, the Company recorded a full valuation allowance against the net operating loss and did not recognize any benefit associated with that asset. During the year ended October 2, 2004, the Company determined the net operating loss will be fully utilized and therefore reversed the valuation allowance. The net change in the valuation allowance was $0.1 million.

According to APB 23, “Accounting for Income Taxes – Special Areas,” U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. At October 1, 2005, undistributed earnings permanently reinvested in international subsidiaries were approximately $74 million. The Company has not provided for U.S. income taxes on these earnings. The Company is in the process of analyzing the tax impacts of the undistributed earnings of its foreign affiliates, including the potential impact of repatriating the undistributed earnings under the American Jobs Creation Act of 2004. A decision regarding the repatriation of undistributed earnings is expected to be made by the end of fiscal year 2006.

In the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003, the Company recognized tax benefits of $6.2 million, $2.6 million, and $1.1 million, respectively, related to the Company’s equity compensation plans. These benefits were directly allocated to Equity within Shareholders’ Investment on the Consolidated Balance Sheet. Additionally, the deferred tax asset or liability related to the Company’s unrealized gain or loss associated with derivative instruments is directly allocated to Accumulated Other Comprehensive Income within Shareholders’ Investment. Under SFAS 87, “Pension Accounting,” the deferred tax asset associated with the Company’s German defined benefit pension plan is also directly allocated to Accumulated Other Comprehensive Income within Shareholders’ Investment.

6.   Stock Plans:

The Company compensates officers, directors, and key employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 1994 and 1997 and administered under the supervision of the Company’s Board of Directors. During the fiscal year ended October 1, 2005, the Company awarded incentive stock options, non-qualified stock options, and restricted stock grants under these plans. Stock option awards are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally over three years, beginning one year after grant date, and expire five years from the grant date. A status of the Company’s stock plans is summarized below (in thousands, except per share amounts):

	2005		2004		2003

	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*

Options outstanding at beginning of year	2,229	$15.08	2,527	$11.86	3,064	$11.29
Granted	560	$35.19	611	$22.39	699	$14.30
Exercised	(1,005)	$13.62	(851)	$10.92	(681)	$9.44
Forfeited or expired	(98)	$15.12	(58)	$13.31	(555)	$14.76
Options outstanding at end of year	1,686	$22.63	2,229	$15.07	2,527	$11.86
Options subject to exercise at year-end	650	$14.80	913	$12.22	1,084	$10.51

*Weighted Average Exercise Price

The following summarizes information concerning stock options outstanding at October 1, 2005 (in thousands, except per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise	Weighted Average Exercise Price

$6.37-$13.12	342	1.31	$11.30	331	$11.32

$13.12-$21.48	356	2.69	$14.81	183	$14.72

$21.48-$33.98	457	3.66	$22.52	131	$22.70

$33.98-$35.15	520	4.76	$35.15	5	$35.15

$35.15-$40.59	11	4.88	$40.58	—	$—

Total	1,686	3.33	$22.63	650	$14.80

At October 1, 2005, a total of 602,729 shares were available for future grant under the two stock plans.

U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders in fiscal year 2002. Purchases are funded by payroll deductions over calendar six-month periods. The ultimate purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least one year subsequent to the purchase. Two purchase periods closed in fiscal year 2005 with the combined issuance of 29,379 shares at an average price of $22.85. In fiscal years 2004 and 2003, purchases were 47,095 and 97,202 shares, respectively, with average share prices of $13.71 and $8.51, respectively. At October 1, 2005, 576,325 shares remained reserved for issuance under the ESPP plan.

In fiscal year 2005, the Company awarded non-employee members of its Board of Directors restricted stock grants totaling 15,000 shares, with an aggregate fair value of $0.4 million. In fiscal year 2003, the Company awarded two officers restricted stock grants totaling 12,000 shares, with an aggregate grant date fair value of $0.1 million. These grants vest over three years. No restricted stock grants were awarded in fiscal year 2004.

See Note 1 to the Consolidated Financial Statements for further information regarding stock-based compensation.

7.   Employee Benefit Plans:

The Company offers a retirement plan that has two components — a 401(k) component with a Company match and a fiscal year Company contribution.

The 401(k) component of the retirement plan allows eligible employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contribution was $2.0 million, $1.9 million, and $1.8 million in fiscal years 2005, 2004, and 2003, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible employees. Employees who have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to one-third of the total Company fiscal year contributions. The vested interest increases each subsequent year by one-third of the total balance, until total vesting is reached after five years of participation. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $3.0 million, $2.8 million, and $2.7 million in fiscal years 2005, 2004, and 2003, respectively.

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

The cost for the plan included the following components:

	2005	2004	2003

	(expressed in thousands)
Service cost-benefit earned during the period	$337	$307	$237
Interest cost on projected benefit obligation	471	425	361
Net amortization and deferral	13	20	17

Net Periodic Retirement Cost	$821	$752	$615

The following summarizes the change in benefit obligation and the change in plan assets:

	2005	2004

	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$8,432	$7,413
Service cost	337	307
Interest cost	471	425
Translation change	(379)	601
Actuarial loss (gain)	2,147	(127)
Benefits paid	(197)	(187)

Projected benefit obligation, end of year	$10,811	$8,432

Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	197	187
Benefits paid	(197)	(187)

Fair value of plan assets, end of year	$—	$—

The funded status of the Company’s defined benefit retirement plan at October 2, 2004 and September 27, 2003 was as follows:

	2005	2004

	(expressed in thousands)
Funded status	$(10,811)	$(8,432)
Unrecognized net gain	2,679	664
Unrecognized net liability being amortized	51	66
Required adjustment to recognize minimum liability	(1,415)	—

Accrued Pension Liability	$(9,496)	$(7,702)

Major assumptions used in the above calculation include:
Discount rate	4.3%	5.5%
Expected rate of increase in future compensation levels	3.2%	3.1%

Information regarding the Company’s defined benefit retirement plan at October 1, 2005 and October 2, 2004 was as follows:

	2005	2004

	(expressed in thousands)
Projected benefit obligation	$10,811	$8,432
Accumulated benefit obligation	9,496	7,522
Fair value of plan assets	—	—

Statement of Financial Accounting Standard No. 87, “Employer’s Accounting for Pensions,” requires recognition of an additional minimum pension liability if the fair value of pension plan assets is less than the accumulated benefit obligation at the end of the plan year. In fiscal year 2005, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Income of $0.9 million, or $1.4 million on a pre-tax basis.

The Company expects to contribute approximately $0.2 million to its defined benefit retirement plan in fiscal year 2006. The future pension benefit payments, which reflect expected future service, are as follows:

Year	Pension Benefits

(expressed in thousands)
2006	$226
2007	267
2008	302
2009	361
2010	419
2011 through 2015	2,778

$4,353

8.   Restructuring and Other Charges:

In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration software business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Of the total business exits costs of $4.5 million recorded, $3.6 million, $0.7 million and $0.2 million are included in Cost of Sales, Selling Expense, and General and Administrative Expense, respectively, on the Consolidated Statement of Income for fiscal year 2005. These expenses are reported within the results of operations of the Company’s Test segment. Substantially all of the severance costs will be paid in fiscal year 2006.

In fiscal year 2004 the Company had no significant restructuring activities. In fiscal year 2003, the Company had no significant restructuring activities related to business consolidation other than the sale of its Automation division (see Note 2 to the Consolidated Financial Statements). For the fiscal years ending October 1, 2005, October 2, 2004, and September 27, 2003 the reserve for restructuring was as follows:

Year	Beginning Balance	Provision	Write-off	Ending Balance

		(expressed in thousands)
2003	$21	$—	$(21)	$—
2004	—	—	—	—
2005	—	1,319	—	1,319

9.   Commitments and Contingencies:

Litigation: The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, final resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Leases: Total lease expense associated with continuing operations was $4.7 million, $4.9 million, and $5.6 million for fiscal years 2005, 2004, and 2003, respectively. The Company has non-cancelable operating lease commitments for equipment, land, and facilities that expire on various dates through 2052. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments

(expressed in thousands)
2006	$3,587
2007	3,547
2008	2,239
2009	810
2010	378
Thereafter	2,799

$13,360

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II — SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

FOR THE YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004,

AND SEPTEMBER 27, 2003

(expressed in thousands)

	Balance Beginning of Year	Provisions (Benefit)	Amounts Written-Off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2005	$1,197	$201	$(188)	$1,210

2004	1,603	(228)	(178)	1,197

2003	2,275	184	(856)	1,603

Restructuring Reserves:

2005	$—	$1,319	$—	$1,319

2004	—	—	—	—

2003	21	—	(21)	—

S-1