Form 10-K/A
period 2005-10-01
MTS SYSTEMS CORP
filed 2006-01-24
CIK 68709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

On December 14, 2005, MTS Systems Corporation filed its Annual Report on Form 10-K for the fiscal year ended October 1, 2005. This Amendment No. 1 has been filed to correct an error in the filed versions of Exhibits 31.1 and 31.2. While the manually executed Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 were as reflected in the Exhibits 31.1 and 31.2 to this Amendment No. 1, certain language regarding internal control over financial reporting was omitted from the introductory portion of paragraph 4 of the initially filed exhibits. There are no changes to the original Form 10-K other than those outlined above. This Form 10-K/A does not reflect events occurring after the filing of the original 10-K, or modify or update disclosures therein in any way, other than as outlined above. The exhibits as originally executed follow.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

        The following documents are filed as part of this report:

(3) Exhibits:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
By:	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr. Chairman, Chief Executive Officer and President

Date: January 24, 2006