Form 10-Q
period 2005-12-31
MTS SYSTEMS CORP
filed 2006-02-07
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐	Yes	☒	No

The number of shares outstanding of the Registrant’s common stock as of February 1, 2006 was 19,298,136 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	December 31, 2005	October 1, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$89,750	$83,143
Short-term investments	54,177	76,650
Accounts receivable, net of allowances for doubtful accounts	70,374	64,363
Unbilled accounts receivable	26,440	25,093
Inventories	37,877	38,029
Prepaid expenses	4,450	2,600
Current deferred tax assets	6,403	6,415
Other current assets	2,990	2,351
Assets of discontinued operations	1,524	1,710

Total current assets	293,985	300,354

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	40,751	40,906
Machinery and equipment	74,143	72,837
Accumulated depreciation	(74,024)	(72,458)

Total property and equipment, net	42,538	42,953

Goodwill	4,408	4,423
Other assets	2,185	2,291
Non-current deferred tax assets	1,674	1,711

Total Assets	$344,790	$351,732

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$1,502	$1,582
Current maturities of long-term debt	6,691	6,708
Accounts payable	16,995	16,142
Accrued payroll-related costs	21,445	31,059
Advance payments from customers	67,375	49,901
Accrued warranty costs	5,045	5,333
Accrued income taxes	2,794	3,643
Current deferred income taxes	3,699	3,767
Other accrued liabilities	17,105	15,026
Liabilities of discontinued operations	621	890

Total current liabilities	143,272	134,051

Deferred income taxes	2,298	2,310
Long-term debt, less current maturities	15,673	15,673
Other long-term liabilities	11,307	11,266

Total Liabilities	172,550	163,300

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
19,072 and 19,664 shares issued and outstanding	4,768	4,916
Retained earnings	159,372	173,487
Accumulated other comprehensive income	8,100	10,029

Total shareholders’ investment	172,240	188,432

Total Liabilities and Shareholders’ Investment	$344,790	$351,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended

	December 31, 2005	January 1, 2005

Revenue:
Product	$79,489	$83,232
Service	12,354	9,849

Total revenue	91,843	93,081

Cost of sales:
Product	45,015	48,118
Service	6,259	5,227

Total cost of sales	51,274	53,345

Gross profit	40,569	39,736

Operating expenses:
Selling	16,004	15,183
General and administrative	8,104	6,921
Research and development	4,147	3,715

Total operating expenses	28,255	25,819

Income from operations	12,314	13,917

Interest expense	(454)	(595)
Interest income	682	405
Other income, net	25	155

Income before income taxes	12,567	13,882
Provision for income taxes	4,611	5,150

Income before discontinued operations	7,956	8,732

Discontinued operations:
Loss from discontinued operations, net of tax	—	(540)

Net income	$7,956	$8,192

Earnings per share:
Basic-
Income before discontinued operations	$0.41	$0.44
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.02)

Earnings per share	$0.41	$0.42

Weighted average number of common shares outstanding - basic	19,454	19,709

Diluted-
Income before discontinued operations	$0.40	$0.42
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.02)

Earnings per share	$0.40	$0.40

Weighted average number of common shares outstanding - diluted	20,004	20,595

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended

	December 31, 2005	January 1, 2005

Cash flows from operating activities:
Net income	$7,956	$8,192
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	540
Depreciation and amortization	1,898	2,049
Deferred income taxes	—	(9)
Bad debt provision	71	65
Stock-based compensation	916	11
Equity compensation income tax benefits	(160)	—

Changes in operating assets and liabilities, net of effects of businesses divested:
Accounts and unbilled contracts receivable	(8,259)	(7,920)
Inventories	62	(154)
Prepaid expenses	(2,288)	(2,002)
Other assets	(389)	(560)
Accounts payable	935	(1,309)
Accrued payroll-related costs	(10,164)	(10,226)
Advance payments from customers	18,088	4,517
Accrued warranty costs	(262)	703
Other current liabilities	2,869	6,456

Net cash provided by operating activities	11,273	353

Cash flows from investing activities:
Additions to property and equipment	(1,613)	(1,720)
Proceeds from maturity of short-term investments	36,355	51,255
Purchases of short-term investments	(13,882)	(34,525)
Proceeds adjustments from sale of businesses	(490)	—

Net cash provided by investing activities	20,370	15,010

Cash flows from financing activities:
Net (repayments) proceeds under short-term borrowings	(18)	68
Payments of long-term debt	(16)	(41)
Equity compensation income tax benefits	160	—
Cash dividends	(1,991)	—
Proceeds from exercise of stock options and employee stock purchase plan	504	3,107
Payments to purchase and retire common stock	(22,177)	(5,432)

Net cash used in financing activities	(23,538)	(2,298)

Net cash used in discontinued operations	(83)	(3,550)

Effect of exchange rate on changes in cash	(1,415)	5,277

Net increase in cash and cash equivalents	6,607	14,792

Cash and cash equivalents, at beginning of period	83,143	66,948

Cash and cash equivalents, at end of period	$89,750	$81,740

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$393	$574
Income taxes	$5,217	$1,990

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Form 10-K filed with the SEC. Interim results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s previously reported financial position, net income, or cash flows.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 31, 2005 and October 1, 2005 were as follows:

	December 31, 2005	October 1, 2005

	(in thousands of dollars)
Customer projects in various stages of completion	$12,578	$13,845
Components, assemblies and parts	25,299	24,184

Total	$37,877	$38,029

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended December 31, 2005 and January 1, 2005 were as follows:

	Three Months Ended

	December 31, 2005	January 1, 2005

	(in thousands of dollars)
Beginning balance	$5,333	$5,811
Warranty provisions	1,203	2,759
Warranty claims	(1,465)	(2,081)
Currency translation	(26)	163

Ending balance	$5,045	$6,652

2. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash flows, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deduction in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. The Company chose to implement SFAS 123R using the modified prospective method. There was no impact on previously reported interim periods upon the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options and employee share purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted shares granted. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. The following table shows the effect of adopting SFAS 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Three Months Ended December 31, 2005

	As Reported	Pro Forma Under APB No. 25	Difference

	(in thousands, except per share data)

Income from operations	$12,314	$13,186	$(872)
Income before taxes	12,567	13,439	(872)
Net income	7,956	8,606	(650)
Cash flows from operating activities	11,273	11,433	(160)
Cash flows from financing activities	$(23,538)	$(23,698)	$160

Earnings per share:
Basic	$0.41	$0.44	$(0.03)
Diluted	$0.40	$0.43	$(0.03)

The Company compensates officers, directors, and key employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 1994 and 1997 and administered under the supervision of the Company’s Board of Directors. During the three-month periods ended December 31, 2005 and January 1, 2005, the Company awarded incentive stock option grants and non-qualified stock option grants under these plans. At December 31, 2005, a total of 656,323 shares were available for future grant under the two stock plans. Stock option awards are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversary dates of the grant and expire five years from the grant date. Compensation expense is recognized evenly over the vesting period of each vesting increment. The parameters of the Company’s share purchase activities are not established solely with reference to the dilutive impact of issuance under the incentive plans. However, the Company expects that, over time, share purchases will offset the dilutive impact of share issuances made under the plan.

A summary of information with respect to share-based compensation is as follows:

	Three Months Ended

	December 31, 2005	January 1, 2005

	(in thousands of dollars)

Total share-based compensation cost	$1,187	$11
Amounts capitalized in inventory	(271)	—

Amounts charged against income, before income tax benefit	916	11
Income tax benefit related to share-based compensation included in net income	(239)	(4)

Net compensation expense included in net income	$677	$7

Stock option activity was as follows (in thousands, except per share amounts and years):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at October 1, 2005	1,686	$22.63
Granted	5	39.94
Exercised	(32)	16.97
Forfeited or expired	(59)	27.22

Options oustanding at December 31, 2005	1,600	22.69	3.09	$19,024

Options subject to exercise at December 31, 2005	631	$14.73	1.94	$12,525

*Weighted Average Exercise Price
**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value)

Other information pertaining to options was as follows:

	Three Months Ended

	December 31, 2005	January 1, 2005

	(in thousands, except per share data)

Weighted average grant date fair value of stock options granted	$10.40	$—
Total fair value of stock options vested	$84	$136
Total intrinsic value of stock options exercised	$654	$4,244

There were 5,000 shares granted in the three month period ended December 31, 2005, and no shares granted for the three-month period ended January 1, 2005. For the three-month period ended December 31, 2005, cash received from the exercise of stock options was $0.5 million, and the income tax benefit realized from exercise of stock options was $0.2 million. At December 31, 2005, there was $4.6 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.0 years.

Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the period ended January 1, 2005 would have been as follows:

Three Months Ended
January 1, 2005

(in thousands, except per share data)
Net income:
As reported	$8,192
Deduct fair value of employee stock-based compensation expense, net of tax	(844)

Pro forma	$7,348

Basic Earnings Per Share:
As reported	$0.42
Pro forma	$0.37

Diluted Earnings Per Share:
As reported	$0.40
Pro forma	$0.36

The fair value of options granted under stock-based compensation programs has been estimated at the date of each grant using a Black-Scholes multiple option valuation model. The multiple option form of the model separately values each vesting increment of the stock grant. This application of the Black-Scholes model values each vesting period separately and thus allocates proportionately more of the resulting cost to early vesting periods. In general, the fair value of a grant will increase or decrease based on certain weighted average assumptions summarized as follows:

Three Months Ended

December 31, 2005

Expected life (in years)	2.7
Risk-free interest rate	4.5%
Expected volatility	36.7%
Dividend yield	1.0%

There were 5,000 shares granted in the three month period ended December 31, 2005, and no shares granted for the three-month period ended January 1, 2005. For the three-month period ended December 31, 2005 the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. The risk-free interest rate is based on the yield of constant maturity U.S. Treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations.

U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders in fiscal year 2002. Purchases are funded by payroll deductions over calendar six-month periods. The ultimate purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least 18 months subsequent to the purchase. An immaterial amount of expense related to the plan was recognized in the three-month period ended December 31, 2005. At December 31, 2005, the number of shares reserved for issuance under the ESPP plan was 576,325.

In fiscal year 2005, the Company awarded non-employee members of its Board of Directors restricted stock grants totaling 15,000 shares, with an aggregate fair value of $0.4 million. In fiscal year 2003, the Company awarded two officers restricted stock grants totaling 12,000 shares, with an aggregate grant date fair value of $0.1 million. These grants vest over three years. In each of the three-month periods ended December 31, 2005 and January 1, 2005, 3,333 shares of restricted stock vested. No restricted stock grants were awarded in the three-month periods ended December 31, 2005 and January 1, 2005.

3. Discontinued Operations

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

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results for the three-month period ended January 1, 2005:

Three Months Ended
January 1, 2005

(in thousands of dollars)

Revenue	$5,410
Loss on discontinued operations before tax	(878)
Benefit for income taxes	(338)

Loss from discontinued operations, net of tax	$(540)

The assets and liabilities of discontinued operations at December 31, 2005 and October 1, 2005 were as follows:

	December 31, 2005	October 1, 2005

	(in thousands of dollars)
Accounts receivable, net of allowances for doubtful accounts	$501	$12
Unbilled accounts receivable	—	258
Inventories	10	358
Current deferred tax assets	465	465
Other current assets	548	548

Current assets of discontinued operations	1,524	1,641
Machinery and equipment	—	106
Accumulated depreciation	—	(37)

Long-lived assets of discontinued operations	—	69

Total assets of discontinued operations	$1,524	$1,710

Accounts payable	$150	$238
Accrued payroll-related costs	28	223
Other accrued liabilities	443	429

Total liabilities of discontinued operations	$621	$890

4. Recently Issued Accounting Standards

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

5. Earnings Per Common Share

Basic net earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 0.5 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the period ended December 31, 2005 because under the treasury stock method the exercise of these options would lead to a net reduction in common shares outstanding. Substantially all options to acquire common shares have been included in the diluted weighted shares outstanding calculation for the period ended January 1, 2005. A reconciliation of these amounts is as follows:

	Three Months Ended

	December 31,	January 1,
	2005	2005

	(in thousands, except per share data)

Income before discontinued operations	$7,956	$8,732

Discontinued operations:
Loss from discontinued operations, net of tax	—	(540)

Net income	$7,956	$8,192

Weighted average common shares outstanding	19,454	19,709
Diluted potential common shares	550	886

Total diluted weighted shares outstanding	20,004	20,595

Earnings per share:
Basic-
Income before discontinued operations	$0.41	$0.44
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.02)

Earnings per share	$0.41	$0.42

Diluted -
Income before discontinued operations	$0.40	$0.42
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.02)

Earnings per share	$0.40	$0.40

6. Short-Term Investments

Short-term investments are defined as investments with original maturity dates greater than three months. The Company currently classifies all its short-term investments as available-for-sale investments as the Company intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. At December 31, 2005 and October 1, 2005 all available-for-sale investments consisted of U.S. municipal debt obligations. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income. At December 31, 2005 and October 1, 2005 unrealized gains or losses from the investment in available-for-sale securities were immaterial.

7. Business Segment Information

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s 2005 Form 10-K. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended December 31, 2005 and January 1, 2005 was as follows:

	Three Months Ended

	December 31,	January 1,
	2005	2005

	(in thousands of dollars)
Revenue by Segment:
Test	$76,839	$79,107
Industrial	15,004	13,974

Total revenue	$91,843	$93,081

Income from Operations by Segment:
Test	$9,934	$12,122
Industrial	2,380	1,795

Total income from operations	$12,314	$13,917

8. Derivative Instruments and Hedging Activities

The Company periodically enters into forward and optional currency exchange contracts with banks to exchange currencies at a set future date and rate to maintain the functional currency value of specifically identified foreign currency exposures. Because the market value of these currency exchange contracts is derived from current exchange rates, they are classified as derivative financial instruments. The Company does not use currency exchange contracts for speculative or trading purposes.

Currency exchange contracts utilized to maintain the reporting currency value of expected financial transactions are matched to the identified exposures and designated as foreign currency cash flow hedges. Subsequent changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time income or loss is recognized on the underlying forecasted transaction. The Company periodically assesses whether the contracts are effective in offsetting the reporting currency value of the forecasted transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively and reclassifies the unrealized gain or loss from Accumulated Other Comprehensive Income to Other Income, net on the Consolidated Statement of Income in the current period. Subsequent changes in the market value of the contract are recognized in current period earnings. The Company also uses currency exchange contracts to hedge the reporting currency value of monetary assets and liabilities denominated in foreign currencies. The related gains and losses are included in Other Income, net on the Consolidated Statement of Income.

At December 31, 2005 and January 1, 2005, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $122.8 million and $44.4 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $23.0 million and $17.7 million, respectively. At December 31, 2005 and January 1, 2005, the market value of the foreign currency forward exchange contracts was $1.4 million and ($1.3) million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material and ($0.3) million for the periods ended December 31, 2005 and January 1, 2005, respectively. At December 31, 2005 and January 1, 2005, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was $1.4 million and ($1.0) million, respectively. The maximum original maturity of any derivative was 2.0 years and 1.75 years at December 31, 2005 and January 1, 2005, respectively.

9. Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities at December 31, 2005 and January 1, 2005.

Comprehensive income for the periods ended December 31, 2005 and January 1, 2005 was as follows:

	Three Months Ended

	December 31,	January 1,
	2005	2005

	(in thousands of dollars)

Net income	$7,956	$8,192
Change in cumulative translation adjustment	(1,522)	6,345
Change in unrealized gain (loss) on derivative instruments	(407)	(971)

Comprehensive income	$6,027	$13,566

10. Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended December 31, 2005 and January 1, 2005 included the following components:

	Three Months Ended

	December 31,	January 1,
	2005	2005

	(in thousands of dollars)

Service cost-benefit earned during the period	$114	$86
Interest cost on projected benefit obligation	112	121
Net amortization and deferral	33	3

Net periodic retirement cost	$259	$210

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

Overall Results

Three Months Ended December 31, 2005 (“First Quarter of Fiscal 2006”) Compared to Three Months Ended January 1, 2005 (“First Quarter of Fiscal 2005”)

Orders for the First Quarter of Fiscal 2006 increased 7.1% to $96.9 million compared to $90.5 million for the First Quarter of Fiscal 2005, primarily driven by increased volume in the Test segment in North America and in the Industrial segment across all geographies, partially offset by decreased Test segment volume in Europe and Asia and unfavorable currency translation. Backlog of undelivered orders at December 31, 2005 was approximately $216 million, a decrease of 1.8% from backlog of approximately $220 million at October 1, 2005, primarily due to the unfavorable impact of currency translation, partially offset by increased order volume. Backlog at the end of the First Quarter of Fiscal 2005 was approximately $190 million. Revenue of $91.8 million for the First Quarter of Fiscal 2006 decreased 1.4% compared to revenue of $93.1 million for the First Quarter of Fiscal 2005, primarily due to an estimated $5.2 million unfavorable impact from currency translation, partially offset by increased short-cycle and service business in the Test segment and continued growth in the Sensors business in the Industrial segment. Income from operations for the First Quarter of Fiscal 2006 was $12.3 million, a decrease of 11.5% compared to $13.9 million for the First Quarter of Fiscal 2005, primarily due to increased expenditures in operating initiatives, stock-based compensation expense of $0.9 million, and an estimated $0.7 million unfavorable impact of currency translation. Net income for the First Quarter of Fiscal 2006 was $8.0 million, or $0.40 per diluted share, a decrease of 2.4% compared to $8.2 million, or $0.40 per diluted share, for the First Quarter of Fiscal 2005, primarily due to decreased income from operations.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

Orders and Backlog

First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Orders for the First Quarter of Fiscal 2006 aggregated $96.9 million, an increase of 7.1% compared to orders of $90.5 million for the First Quarter of Fiscal 2005. This increase was primarily due to increased volume in the Test segment in North America and in the Industrial segment across all geographies, partially offset by decreased Test segment volume in Europe and Asia and an unfavorable impact of currency translation.

Orders for the Test segment in the First Quarter of Fiscal 2006 increased 6.8% to $81.7 million, compared to orders of $76.5 million for the First Quarter of Fiscal 2005. This increase was primarily due to increased volume in North America, partially offset by decreased volume in Europe and Asia as well as unfavorable currency translation. The Test segment accounted for 84.3% of total Company orders for the First Quarter of Fiscal 2006, compared to 84.5% for the First Quarter of Fiscal 2005.

Orders for the Industrial segment in the First Quarter of Fiscal 2006 increased 8.6% to $15.2 million, compared to orders of $14.0 million for the First Quarter of Fiscal 2005, reflecting increased demand in the Sensors business across all geographies. The Industrial segment accounted for 15.7% of total Company orders in the First Quarter of Fiscal 2006, compared to 15.5% in the First Quarter of Fiscal 2005.

Backlog of undelivered orders at December 31, 2005 was approximately $216 million, a decrease of 1.8% from backlog of $220 million at October 1, 2005, primarily due to the unfavorable impact of currency translation, partially offset by increased order volume. Backlog at January 1, 2005 was approximately $190 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

Results of Operations

First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Revenue for the First Quarter of Fiscal 2006 was $91.8 million, a decrease of $1.3 million, or 1.4%, compared to revenue of $93.1 million for the First Quarter of Fiscal 2005. Revenue from international customers for the First Quarter of Fiscal 2006 represented 68.3% of total revenue, compared to 67.7% for the First Quarter of Fiscal 2005. Test segment revenue for the First Quarter of Fiscal 2006 was $76.8 million, a decrease of $2.3 million, or 2.9%, compared to revenue of $79.1 million for the First Quarter of Fiscal 2005. This decrease was primarily due to an estimated $4.2 million unfavorable impact of currency translation and a $1.8 million reduction in revenue associated with the Company’s exit of the noise and vibration software business. These negative impacts were partially offset by increased short-cycle and service business in the First Quarter of Fiscal 2006. Industrial segment revenue for the First Quarter of Fiscal 2006 was $15.0 million, an increase of $1.0 million, or 7.1%, compared to revenue of $14.0 million for the First Quarter of Fiscal 2005, driven by increased volume in the Sensors business across all geographies, partially offset by an estimated $1.0 million unfavorable impact of currency translation.

Gross profit for the First Quarter of Fiscal 2006 increased 2.3%, to $40.6 million, compared to gross profit of $39.7 million for the First Quarter of Fiscal 2005. Gross profit as a percent of revenue was 44.2% for the First Quarter of Fiscal 2006, an increase of 1.5 percentage points from 42.7% for the First Quarter of Fiscal 2005. Gross profit as a percent of revenue for the Test segment increased 0.6 percentage points to 42.5% for the First Quarter of Fiscal 2006, compared to 41.9% for the First Quarter of Fiscal 2005. This increase was primarily due to improved capacity utilization, reduced warranty expense of $1.6 million, and an estimated 1.0 percentage point favorable impact of currency translation, partially offset by unfavorable product mix. Gross profit as a percent of revenue for the Industrial segment increased 5.4 percentage points to 52.7% for the First Quarter of Fiscal 2005, compared to 47.3% for the First Quarter of Fiscal 2005, primarily due to favorable product mix in the Sensors business. There was no significant impact on gross profit as a percent of revenue from currency translation in the Industrial segment for the First Quarter of Fiscal 2006.

Selling expense for the First Quarter of Fiscal 2006 increased to $16.0 million, or 5.3%, from $15.2 million for the First Quarter of Fiscal 2005, primarily due to $1.1 million increased expense associated with marketing initiatives in the Test segment, $0.6 million increased staffing and commission expense in the Industrial segment, as well as $0.3 million stock-based compensation expense, partially offset by an estimated $0.6 million favorable impact of currency translation and a $0.5 million decrease in expense associated with the exited noise and vibration software business. Selling expense as a percent of revenue for the First Quarter of Fiscal 2006 was 17.4%, compared to 16.3% for the First Quarter of Fiscal 2005.

General and administrative expense totaled $8.1 million for the First Quarter of Fiscal 2006, an increase of 17.4% compared to $6.9 million for the First Quarter of Fiscal 2005. This increase was primarily due to a $0.9 million increase in consulting expenses, $0.5 million stock-based compensation expense, and $0.4 million increased audit fees, partially offset by approximately $0.3 million decreased legal fees and an estimated $0.2 million favorable impact of currency translation. General and administrative expense as a percent of revenue increased to 8.8% for the First Quarter of Fiscal 2006, compared to 7.4% for the First Quarter of Fiscal 2005.

Research and development expense totaled $4.1 million for the First Quarter of Fiscal 2006, an increase of 10.8% compared to $3.7 million for the First Quarter of Fiscal 2005. This increase was primarily due to a planned increase in expenditures for new product development in the Test segment. Research and development expense as a percent of revenue increased to 4.5% for the First Quarter of Fiscal 2006, compared to 4.0% for the First Quarter of Fiscal 2005. There was no significant impact on research and development expense from currency translation or stock-based compensation for the First Quarter of Fiscal 2006.

Income from operations decreased 11.5% to $12.3 million for the First Quarter of Fiscal 2006, compared to $13.9 million for the First Quarter of Fiscal 2005. Income from operations in the Test segment decreased $2.2 million, or 18.2%, to $9.9 million for the First Quarter of Fiscal 2006, compared to $12.1 million for the First Quarter of Fiscal 2005, primarily due to increased expenses associated with operating initiatives, stock-based compensation expense of $0.8 million, and an estimated $0.5 million unfavorable impact of currency translation. Income from operations in the Industrial segment increased by $0.6 million, or 33.3%, to $2.4 million for the First Quarter of Fiscal 2006, compared to $1.8 million for the First Quarter of Fiscal 2005, primarily due to higher volume, partially offset by an estimated $0.2 million unfavorable impact of currency translation.

Interest expense was $0.5 million for the First Quarter of Fiscal 2006, a decrease of $0.1 million compared to $0.6 million for the First Quarter of Fiscal 2005, due to a reduction in the Company’s long-term debt obligations.

Interest income was $0.7 million for the First Quarter of Fiscal 2006, an increase of $0.3 million compared to interest income of $0.4 million for the First Quarter of Fiscal 2005, primarily due to higher average interest rates.

Other income, net was nominal for the First Quarter of Fiscal 2006, compared to income of $0.2 million for the First Quarter of Fiscal 2005. This decrease is primarily due to net gains on foreign currency transactions during the First Quarter of Fiscal 2005 that did not repeat in the First Quarter of Fiscal 2006.

Provision for income taxes totaled $4.6 million for the First Quarter of Fiscal 2006, a decrease of 11.5% compared to $5.2 million for the First Quarter of Fiscal 2005, primarily due to decreased income before taxes. The effective tax rate for the First Quarter of Fiscal 2006 was 36.7%, a decrease of 0.4 percentage points compared to a tax rate of 37.1% for the First Quarter of Fiscal 2005.

Net income was $8.0 million for the First Quarter of Fiscal 2006, compared to $8.2 million for the First Quarter of Fiscal 2005. The decrease was primarily due to decreased income from operations. The estimated unfavorable impact on net income from currency translation for the First Quarter of Fiscal 2006 was $0.4 million.

Capital Resources and Liquidity

Total cash and cash equivalents increased $6.6 million in the First Quarter of Fiscal 2006, primarily due to strong earnings, advance payments received from customers, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by employee incentive and related benefits payments, increase in accounts and unbilled receivables, purchases of the Company’s common stock, and dividend payments. Total cash and cash equivalents increased $14.8 million in the First Quarter of Fiscal 2005, primarily due to strong earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by an increase in accounts and unbilled receivables, employee incentive and related benefits payments, and purchases of the Company’s common stock. The Company believes that its anticipated operating cash flow, funds available from cash, and cash equivalents and short-term investments totaling $143.9 million at December 31, 2005 are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $11.3 million for the First Quarter of Fiscal 2006, compared to cash provided of $0.4 million for the First Quarter of Fiscal 2005. Operating cash flow for the First Quarter of Fiscal 2006 primarily resulted from strong earnings and $18.1 million increase in advance payments received from customers, partially offset by net employee incentive and related benefits payments of $10.2 million and an increase in accounts and unbilled receivables of $8.3 million. Operating cash flow for the First Quarter of Fiscal 2005 was primarily due to strong earnings and a $4.3 million increase in accrued income taxes, partially offset by net employee incentive and related benefits payments of $10.2 million, and an increase in accounts and unbilled receivables of $7.9 million.

Cash flows from investing activities provided cash totaling $20.4 million for the First Quarter of Fiscal 2006, compared to $15.0 million cash provided for the First Quarter of Fiscal 2005. During the Quarter of Fiscal 2006, the Company received net proceeds of $22.5 million from the conversion of short-term investments to cash and cash equivalents, and invested $1.6 million in property and equipment additions. During the First Quarter of Fiscal 2005, the Company received net proceeds of $16.7 million from the conversion of short-term investments to cash and cash equivalents, and invested $1.7 million in property and equipment additions.

Cash flows from financing activities required the use of cash totaling $23.5 million for the First Quarter of Fiscal 2006, compared to a use of cash totaling $2.3 million for the First Quarter of Fiscal 2005. The cash usage for the First Quarter of Fiscal 2006 was due to the use of $22.2 million to purchase shares of the Company’s common stock and payment of cash dividends of $2.0 million, partially offset by $0.5 million received in connection with stock option exercises. The cash usage from financing activities for the First Quarter of Fiscal 2005 was due to the use of $5.4 million to purchase shares of the Company’s common stock, partially offset by $3.1 million received in connection with stock option exercises.

Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At December 31, 2005, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the First Quarter of Fiscal 2006, the Company purchased 622,935 shares of its common stock for $22.2 million. During the First Quarter of Fiscal 2005, the Company purchased 183,600 shares of its common stock for $5.4 million.

Other Matters

The Company is exposed to market risk from changes in foreign currency exchange rates on its operations and financial condition. The Company manages exposure to changes in foreign currency rates through its regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to hedge the Company’s overall exposure to exchange rate fluctuations, as the gains and losses on these contracts are intended to offset gains and losses on the Company’s assets, liabilities, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at December 31, 2005 included $89.8 million of cash and cash equivalents, as well as short-term investments of $54.2 million. The cash equivalent portion of the portfolio is invested in money market funds and bank deposits with high credit ratings and for which interest rates are re-set to market rates every 1-90 days. The short-term investment portfolio is invested in long-term municipal debt with high credit ratings reported at market values for which interest rates are re-set every 7-35 days. The short maturities and frequent interest rate re-sets on these investments significantly mitigates the potential impact of market interest rates on the value of the investment portfolio.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase of $4.5 million in revenue for the three months ended December 31, 2005. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated decrease of $4.5 million in revenue for the three months ended December 31, 2005. The Company enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on forecasted foreign currency denominated transactions and monetary balance sheet positions. Additional information is included in Note 8 to the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

At December 31, 2005, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 2, 2005 - November 5, 2005	114,400	$38.62	114,400	3,130,073

November 6, 2005 -December 3, 2005	199,935	$34.54	199,935	2,930,138

December 4, 2005 -December 31, 2005	308,600	$34.80	308,600	2,621,538

Total	622,935	$35.40	622,935

The Company purchases Company common stock primarily to offset the dilution created by employee stock compensation programs such as stock options plans, restricted stock grants, and the Employee Stock Purchase Plan. A secondary purpose is as an alternative in returning cash to shareholders. The Company executes all its purchases of Company stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

On August 25, 2005, the Company announced that its Board of Directors approved a 3.0 million share purchase program that covers the shares reported above. Pricing under the program has been delegated to management. There is no expiration date for the program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Restated Bylaws, incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed on December 2, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated: February 7, 2006	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr.
Chairman, President and Chief Executive Officer

Dated: February 7, 2006	/s/ Susan E. Knight

Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).