Form 10-Q
period 2006-04-01
MTS SYSTEMS CORP
filed 2006-05-09
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 1, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes	☒ No

The number of shares outstanding of the Registrant’s common stock as of May 5, 2006 was 18,248,910 shares.

MTS SYSTEMS CORPORATION
REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 2006

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	April 1,	October 1,
	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$84,159	$83,143
Short-term investments	23,025	76,650
Accounts receivable, net of allowances for doubtful accounts	73,682	64,363
Unbilled accounts receivable	30,271	25,093
Inventories	40,505	38,029
Prepaid expenses	4,790	2,600
Current deferred tax assets	6,418	6,415
Other current assets	2,217	2,351
Assets of discontinued operations	1,433	1,710

Total current assets	266,500	300,354

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	41,048	40,906
Machinery and equipment	76,659	72,837
Accumulated depreciation	(76,153)	(72,458)

Total property and equipment, net	43,222	42,953

Goodwill	4,428	4,423
Other assets	2,119	2,291
Non-current deferred tax assets	1,710	1,711

Total Assets	$317,979	$351,732

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$1,579	$1,582
Current maturities of long-term debt	6,683	6,708
Accounts payable	17,567	16,142
Accrued payroll-related costs	23,719	31,059
Advance payments from customers	58,487	49,901
Accrued warranty costs	4,511	5,333
Accrued income taxes	6,546	3,643
Current deferred income taxes	3,792	3,767
Other accrued liabilities	17,152	15,026
Liabilities of discontinued operations	150	890

Total current liabilities	140,186	134,051

Deferred income taxes	2,314	2,310
Long-term debt, less current maturities	14,519	15,673
Other long-term liabilities	11,834	11,266

Total Liabilities	168,853	163,300

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized: 18,200 and 19,664 shares issued and outstanding	4,550	4,916
Retained earnings	135,755	173,487
Accumulated other comprehensive income	8,821	10,029

Total shareholders’ investment	149,126	188,432

Total Liabilities and Shareholders’ Investment	$317,979	$351,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Revenue:
Product	$89,035	$83,597	$168,524	$166,829
Service	13,833	12,518	26,187	22,367

Total revenue	102,868	96,115	194,711	189,196

Cost of sales:
Product	50,882	47,857	95,897	95,973
Service	6,205	5,912	12,464	11,141

Total cost of sales	57,087	53,769	108,361	107,114

Gross profit	45,781	42,346	86,350	82,082

Operating expenses:
Selling	15,933	16,016	31,937	31,199
General and administrative	8,896	7,824	17,000	14,745
Research and development	4,694	3,910	8,841	7,625

Total operating expenses	29,523	27,750	57,778	53,569

Gain on sale of assets	860	—	860	—

Income from operations	17,118	14,596	29,432	28,513

Interest expense	(415)	(520)	(869)	(1,115)
Interest income	782	485	1,464	890
Other income, net	302	269	327	424

Income before income taxes	17,787	14,830	30,354	28,712
Provision for income taxes	6,488	5,151	11,099	10,301

Income before discontinued operations	11,299	9,679	19,255	18,411

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,206)	—	(1,746)

Net income	$11,299	$8,473	$19,255	$16,665

Earnings per share:
Basic-
Income before discontinued operations	$0.59	$0.49	$1.00	$0.93
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.09)

Earnings per share	$0.59	$0.43	$1.00	$0.84

Weighted average number of common shares outstanding - basic	19,072	19,857	19,263	19,783

Diluted-
Income before discontinued operations	$0.58	$0.47	$0.97	$0.89
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.08)

Earnings per share	$0.58	$0.41	$0.97	$0.81

Weighted average number of common shares outstanding - diluted	19,580	20,654	19,792	20,625

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended

	April 1,	April 2,
	2006	2005

Cash flows from operating activities:
Net income	$19,255	$16,665
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1,746
Depreciation and amortization	3,869	4,199
Gain on sale of assets	(860)	—
Deferred income taxes	—	(8)
Bad debt provision	113	11
Stock-based compensation	2,142	56
Equity compensation income tax benefits	(971)	—

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(14,759)	8,850
Inventories	(2,261)	(859)
Prepaid expenses	(3,522)	(851)
Other assets	406	(491)
Accounts payable	1,447	1,106
Accrued payroll-related costs	(5,864)	(5,990)
Advance payments from customers	9,171	2,046
Accrued warranty costs	(825)	383
Other current liabilities	5,374	5,576
Operating activities of discontinued operations (revised)	(463)	(2,548)

Net cash provided by operating activities (revised)	12,252	29,891

Cash flows from investing activities:
Additions to property and equipment	(3,939)	(3,754)
Proceeds from maturity of short-term investments	90,632	88,980
Purchases of short-term investments	(37,007)	(107,951)
Proceeds/adjustments from sale of assets	(90)	—
Investing activities of discontinued operations (revised)	—	(218)

Net cash provided by (used in) investing activities (revised)	49,596	(22,943)

Cash flows from financing activities:
Net proceeds under short-term borrowings	53	66
Payments of long-term debt	(1,178)	(1,237)
Equity compensation income tax benefits	971	—
Cash dividends	(3,856)	(1,593)
Proceeds from exercise of stock options and employee stock purchase plan	2,600	6,950
Payments to purchase and retire common stock	(59,508)	(13,893)

Net cash used in financing activities	(60,918)	(9,707)

Effect of exchange rate on changes in cash	86	2,668

Net increase (decrease) in cash and cash equivalents	1,016	(91)

Cash and cash equivalents, at beginning of period	83,143	66,948

Cash and cash equivalents, at end of period	$84,159	$66,857

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$785	$1,096
Income taxes	$7,207	$3,592

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Form 10-K filed with the SEC. Interim results of operations for the three- and six-month periods ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no material effect on the Company’s previously reported financial position, net income, or total cash flows.

Cash Flow Statement Revisions

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95, Statement of Cash Flows, the net cash flows from operating and investing activities reported in the consolidated cash flow statement for the six-month period ended April 2, 2005 have been revised to separately disclose the net cash flows attributable to the operating and investing activities of discontinued operations. There were no cash flows attributable to financing activities of discontinued operations. The Company’s consolidated cash flow statements for fiscal year 2005 and prior fiscal years and interim periods reported the combined cash flows attributable to operating and investing activities of discontinued operations as a single amount.

The revisions to the Company’s consolidated cash flow statements resulting from the separate disclosure of the net cash flows attributable to operating and investing activities of discontinued operations for the prior three fiscal years are summarized as follows:

	Fiscal Years Ended

	October 1,	October 2,	September 27,
	2005	2004	2003

	(in thousands of dollars)
Operating activities:
Net cash provided by operating activities (as reported)	$58,844	$43,747	$49,367
Operating activities of discontinued operations	(2,436)	2,180	6,239

Net cash provided by operating activities (revised)	56,408	45,927	55,606

Investing activities:
Net cash (used in) provided by investing activities (as reported)	(7,148)	17,296	(25,518)
Investing activities of discontinued operations	(368)	(646)	(620)

Net cash (used in) provided by investing activities (revised)	(7,516)	16,650	(26,138)

Financing activities:
Net cash used in financing activities (as reported)	(30,873)	(47,708)	(29,948)
Financing activities of discontinued operations	—	—	—

Net cash used in financing activities (revised)	(30,873)	(47,708)	(29,948)

Effect of exchange rate changes on cash and cash equivalents	(1,824)	2,292	3,536

Net increase in cash and cash equivalents	$16,195	$17,161	$3,056

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at April 1, 2006 and October 1, 2005 were as follows:

	April 1, 2006	October 1, 2005

	(in thousands of dollars)
Customer projects in various stages of completion	$14,878	$13,845
Components, assemblies and parts	25,627	24,184

Total	$40,505	$38,029

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy.Warranty provisions and claims for the periods ended April 1, 2006 and April 2, 2005 were as follows:

	Three Months Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

	(in thousands of dollars)
Beginning balance	$5,045	$6,652	$5,333	$5,811
Warranty provisions	868	1,326	2,071	4,085
Warranty claims	(1,444)	(1,606)	(2,909)	(3,687)
Currency translation	42	(135)	16	28

Ending balance	$4,511	$6,237	$4,511	$6,237

2. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deduction in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. Effective October 2, 2005, the Company adopted the provisions of SFAS 123R and elected to implement SFAS 123R using the modified prospective method. The adoption of SFAS 123R had no impact on the financial statements of previously reported interim or annual periods.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options and employee share purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted shares granted. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing stock-based compensation and estimating forfeitures for all unvested awards. The effect of recording stock-based compensation expense for the periods ended April 1, 2006 was as follows:

	Three months ended	Six months ended
	April 1, 2006	April 1, 2006

	(in thousands, except per share data)

Stock-based compensation expense by type of award:
Employee stock options	$993	$2,092
Employee stock purchase plan	29	73
Restricted stock units (1)	169	213
Amounts capitalized as inventory	(236)	(507)
Amounts recognized in income for amounts previously capitalized as inventory	271	271

Total stock-based compensation included in income from operations	1,226	2,142
Income tax benefit on stock-based compensation	(332)	(571)

Net compensation expense included in net income	$894	$1,571

Tax effect on:
Cash flows from operating activities	(811)	(971)
Cash flows from financing activities	$811	$971

Earnings per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

(1) Stock-based compensation expense of $169 and $213 for the three- and six-month periods ended April 1, 2006, respectively, related to restricted stock units would have been recorded under the provisions of APB 25.

The Company compensates officers, directors, and key employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 1994 and 1997, and administered under the supervision of the Company’s Board of Directors. During the three- and six-month periods ended April 1, 2006 and April 2, 2005, the Company awarded incentive stock option grants, non-qualified stock option grants, and restricted stock grants under these plans. At April 1, 2006, a total of 3,231,680 shares were available for future grant under the stock incentive plans. Stock option awards are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversary dates of the grant and expire five years from the grant date. Compensation expense is recognized evenly over the vesting period of each vesting increment. The parameters of the Company’s share purchase activities are not established solely with reference to the dilutive impact of issuance under the incentive plans. However, the Company expects that over time, share purchases will offset the dilutive impact of share issuances made under the plans.

Stock option activity for the six-month period ended April 1, 2006 was as follows (in thousands, except per share amounts and years):

			Weighted Average
			Remaining	Aggregate
			Contractual Term	Intrinsic
	Shares	WAEP*	(in years)	Value**

Options outstanding at October 1, 2005	1,686	$22.63
Granted	5	39.94
Exercised	(151)	15.31
Forfeited or expired	(147)	22.96

Options oustanding at April 1, 2006	1,393	23.49	3.01	$25,548

Options subject to exercise at April 1, 2006	483	$15.22	1.92	$12,853

*Weighted Average Exercise Price
**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value)

Other information pertaining to options for the periods ended April 1, 2006 and April 2, 2005 was as follows:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

	(in thousands, except per share data)

Weighted average grant date fair value of stock options granted	$—	$11.26	$10.40	$11.26
Total fair value of stock options vested	$173	$249	$257	$385
Total intrinsic value of stock options exercised	$2,750	$6,459	$3,404	$10,703

There were 5,000 stock options granted in the six-month period ended April 1, 2006 and 5,000 stock options granted in the six-month period ended April 2, 2005. No stock options were granted during the three-month period ended April 1, 2006. For the six-month period ended April 1, 2006, cash received from the exercise of stock options and contributions under the employee stock purchase plan was $2.6 million, and the income tax benefit realized from exercise of stock options and the vesting of restricted shares was $1.0 million. At April 1, 2006, there was $3.8 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.0 years.

Results of operations for fiscal year 2005 and prior interim and annual periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the three- and six-month periods ended April 2, 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	April 2, 2005	April 2, 2005

	(in thousands, except per share data)
Net income:
As reported	$8,473	$16,665
Deduct fair value of employee stock-based compensation expense, net of tax	(782)	(1,626)

Pro forma	$7,691	$15,039

Basic Earnings Per Share:
As reported	$0.43	$0.84
Pro forma	$0.39	$0.76

Diluted Earnings Per Share:
As reported	$0.41	$0.81
Pro forma	$0.37	$0.73

The fair value of options granted under stock-based compensation programs has been estimated at the date of each grant using a Black-Scholes multiple option valuation model. The multiple option form of the model separately values each vesting increment of the stock grant. This application of the Black-Scholes model values each vesting period separately and thus allocates proportionately more of the resulting expense to early vesting periods. In general, the fair value of a grant will increase or decrease based on certain weighted average assumptions summarized as follows:

Six Months Ended
April 1, 2006

Expected life (in years)	2.7
Risk-free interest rate	4.5%
Expected volatility	36.7%
Dividend yield	1.0%

There were 5,000 stock options granted in the six-month period ended April 1, 2006 and 5,000 stock options granted for the six-month period ended April 2, 2005. For the six-month period ended April 1, 2006 the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. The risk-free interest rate is based on the yield of constant maturity U.S. Treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations.

U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders in fiscal year 2002. Purchases are funded by payroll deductions over calendar six-month periods. The ultimate purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least 18 months subsequent to the purchase. The amount of expense related to the plan was recognized in the three- and six-month periods ended April 1, 2006. At April 1, 2006, the number of shares reserved for issuance under the ESPP plan was 566,455.

In the six-month period ended April 1, 2006, the Company awarded non-employee members of its Board of Directors restricted stock totaling 13,200 shares, with an aggregate estimated fair value of $0.5 million. In fiscal year 2005, the Company awarded non-employee members of its Board of Directors restricted stock grants totaling 15,000 shares, with an aggregate fair value of $0.4 million. In fiscal year 2003, the Company awarded two officers restricted stock grants totaling 12,000 shares, with an aggregate grant date fair value of $0.1 million. These grants generally vest over three years. In the six-month periods ended April 1, 2006, and April 2, 2005, 10,004 and 3,333 shares of restricted stock vested, respectively. Other information pertaining to restricted stock awards for the six-month period ended April 1, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value

Unnvested shares at October 1, 2005	19,000	$25.97
Granted	13,200	36.65
Vested	(8,337)	22.17
Forfeited	(1,667)	29.95

Unnvested shares at April 1, 2006	22,196	33.45

3. Discontinued Operations

On August 5, 2005, the Company sold substantially all of the net assets of its engine test business, which was based in Ann Arbor, Michigan and also maintained operations in Byfleet, United Kingdom to A&D Co., Ltd., of Tokyo, Japan. This sale represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in the fourth quarter of fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations have been excluded from the results of operations of the Test segment and are reported as discontinued operations for fiscal year 2005 and prior fiscal years.

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

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results of operations for the three- and six-month periods ended April 2, 2005:

	Three Months Ended	Six Months Ended

	April 2, 2005	April 2, 2005

	(in thousands of dollars)

Revenue	$4,777	$10,187
Loss on discontinued operations before tax	(1,916)	(2,794)
Benefit for income taxes	710	1,048

Loss from discontinued operations, net of tax	$(1,206)	$(1,746)

The assets and liabilities of discontinued operations at April 1, 2006 and October 1, 2005 were as follows:

	April 1, 2006	October 1, 2005

	(in thousands of dollars)
Accounts receivable, net of allowances for doubtful accounts	$420	$12
Unbilled accounts receivable	—	258
Inventories	—	358
Current deferred tax assets	465	465
Other current assets	548	548

Current assets of discontinued operations	1,433	1,641
Machinery and equipment	—	106
Accumulated depreciation	—	(37)

Long-lived assets of discontinued operations	—	69

Total assets of discontinued operations	$1,433	$1,710

Accounts payable	$150	$238
Accrued payroll-related costs	—	223
Other accrued liabilities	—	429

Total liabilities of discontinued operations	$150	$890

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves implementation issues in FASB No. 133 related to beneficial interests in securitized financial assets. The provisions of SFAS No. 154 are effective for financial instruments acquired or issued during fiscal years beginning after September 15, 2006. No material impact on the Company’s financial statements is expected from adoption of this standard.

5. Earnings Per Common Share

Basic net earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 0.5 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the periods ended April 1, 2006 because under the treasury stock method the exercise of these options would lead to a net reduction in common shares outstanding. Substantially all options to acquire common shares have been included in the diluted weighted shares outstanding calculation for the periods ended April 2, 2005. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

	(in thousands, except per share data)

Income before discontinued operations	$11,299	$9,679	$19,255	$18,411

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,206)	—	(1,746)

Net income	$11,299	$8,473	$19,255	$16,665

Weighted average common shares outstanding	19,072	19,857	19,263	19,783
Diluted potential common shares	508	797	529	842

Total diluted weighted shares outstanding	19,580	20,654	19,792	20,625

Earnings per share:
Basic-
Income before discontinued operations	$0.59	$0.49	$1.00	$0.93
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.09)

Earnings per share	$0.59	$0.43	$1.00	$0.84

Diluted -
Income before discontinued operations	$0.58	$0.47	$0.97	$0.89
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.06)	—	(0.08)

Earnings per share	$0.58	$0.41	$0.97	$0.81

6. Short-Term Investments

At April 1, 2006 and October 1, 2005, all the Company’s short-term investments consisted of U.S. municipal debt obligations with original maturity dates greater than three months. The Company currently classifies these as available-for-sale short-term investments as the Company intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses on these securities are reported as a component of Accumulated Other Comprehensive Income. At April 1, 2006 and October 1, 2005, unrealized gains or losses from investments in available-for-sale securities were not material.

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

Financial information by reportable segment for the periods ended April 1, 2006 and April 2, 2005 was as follows:

	Three Months Ended		Six Months Ended

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

	(in thousands of dollars)
Revenue by Segment:
Test	$86,975	$80,749	$163,814	$159,856
Industrial	15,893	15,366	30,897	29,340

Total revenue	$102,868	$96,115	$194,711	$189,196

Income from Operations by Segment:
Test	$14,602	$12,750	$24,536	$24,872
Industrial	2,516	1,846	4,896	3,641

Total income from operations	$17,118	$14,596	$29,432	$28,513

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

At April 1, 2006 and April 2, 2005, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $93.5 million and $105.1 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $16.8 million and $40.3 million, respectively. At April 1, 2006 and April 2, 2005, the market value of the foreign currency forward exchange contracts was $1.0 million and ($52) thousand, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended April 1, 2006 and April 2, 2005. At April 1, 2006 and April 2, 2005, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was $0.5 million and not material, respectively. The maximum original maturity of any derivative was 2 years at both April 1, 2006 and April 2, 2005.

9. Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities at April 1, 2006 and April 2, 2005.

Comprehensive income for the periods ended April 1, 2006 and April 2, 2005 was as follows:

	Three Months Ended		Six Months Ended

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

	(in thousands of dollars)

Net income	$11,299	$8,473	$19,255	$16,665
Change in cumulative translation adjustment	1,671	(3,149)	149	3,196
(Decrease) increase in unrealized gain/loss on derivative instruments	(950)	868	(1,357)	(103)

Comprehensive income	$12,020	$6,192	$18,047	$19,758

10. Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended April 1, 2006 and April 2, 2005 included the following components:

	Three Months Ended		Six Months Ended

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

	(in thousands of dollars)

Service cost-benefit earned during the period	$115	$86	$229	$172
Interest cost on projected benefit obligation	113	121	225	242
Net amortization and deferral	34	3	67	6

Net periodic retirement cost	$262	$210	$521	$420

11. Restructuring and Other Charges:

In the fourth quarter of fiscal year 2005, the Company decided to exit the noise and vibration software business of the Test segment. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not recur in future years. Substantially all of the severance costs will be paid in fiscal year 2006.

For the six-month period ended April 1, 2006 and the fiscal year ended October 1, 2005, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total

	(in thousands of dollars)
Balances at October 2, 2004	$—	$—	$—
Provision	1,267	52	1,319
Write-off/payments	—	—	—

Balances at October 1, 2005	1,267	52	1,319

Provision	30	—	30
Write-off/payments	(1,138)	(52)	(1,190)

Balances at April 1, 2006	$159	$—	$159

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

Overall Results

Three Months Ended April 1, 2006 (“Second Quarter of Fiscal 2006”) Compared to Three Months Ended April 2, 2005 (“Second Quarter of Fiscal 2005”)

Orders for the Second Quarter of Fiscal 2006 decreased 33.8% to $81.5 million, compared to $123.1 million for the Second Quarter of Fiscal 2005, primarily due to a decrease in large custom orders in the Test segment. Orders for the Second Quarter of Fiscal 2005 included two multi-year Test orders in the ground vehicles and aerospace markets, which totaled $43 million. Backlog of undelivered orders at April 1, 2006 was approximately $195 million, a decrease of 9.7% from backlog of approximately $216 million at December 31, 2005, due to lower order volume. Backlog at the end of the Second Quarter of Fiscal 2005 was approximately $220 million.

Revenue of $102.9 million for the Second Quarter of Fiscal 2006 increased 7.1%, compared to revenue of $96.1 million for the Second Quarter of Fiscal 2005, primarily due to increased short-cycle and service business in the Test segment and continued growth in the Industrial segment, partially offset by an estimated $5.2 million unfavorable impact of currency translation. Gross profit for the Second Quarter of Fiscal 2006 was $45.8 million, an increase of 8.3% compared to gross profit of $42.3 million for the Second Quarter of Fiscal 2005, primarily due to increased volume in both segments and reduced Test segment warranty expense, partially offset by $0.4 million stock-based compensation expense, and an estimated $1.3 million unfavorable impact of currency translation. Income from operations for the Second Quarter of Fiscal 2006 was $17.1 million, an increase of 17.1% compared to income from operations of $14.6 million for the Second Quarter of Fiscal 2005, primarily due to higher gross profit and a $0.9 million gain on the sale of assets of the Company’s noise and vibration business, partially offset by planned increases in operating expenses to support growth initiatives, stock-based compensation expense of $1.2 million, and an estimated $0.6 million unfavorable impact of currency translation. Net income for the Second Quarter of Fiscal 2006 was $11.3 million, or $0.58 per diluted share, an increase of 32.9% compared to $8.5 million, or $0.41 per diluted share, for the Second Quarter of Fiscal 2005, primarily due to higher income from operations and a $1.2 million loss from discontinued operations in the Second Quarter of Fiscal 2005.

Six Months Ended April 1, 2006 (“First Half of Fiscal 2006”) Compared to Six Months Ended April 2, 2005 (“First Half of Fiscal 2005”)

Orders for the First Half of Fiscal 2006 decreased 16.5% to $178.3 million, compared to orders of $213.5 million for the First Half of Fiscal 2005, primarily due to a decrease in large custom orders in the Test segment in Asia, partially offset by increased volume in the Industrial segment across all geographies. Orders for the First Half of Fiscal 2005 included two multi-year Test orders in the ground vehicles and aerospace markets, which totaled $43 million. Backlog of undelivered orders at April 1, 2006 decreased 11.4% to approximately $195 million, compared to backlog of approximately $220 million at October 1, 2005, on lower order volume.

Revenue of $194.7 million for the First Half of Fiscal 2006 increased 2.9% compared to $189.2 million for the First Half of Fiscal 2005, driven by higher beginning backlog and increased short-cycle and service business in the Test segment and continued growth in the Industrial segment, partially offset by an estimated $10.3 million unfavorable impact of currency translation. Gross profit for the First Half of Fiscal 2006 was $86.4 million, an increase of 5.2% compared to gross profit of $82.1 million for the First Half of Fiscal 2005, primarily due to increased volume in both segments and reduced Test segment warranty expense, partially offset by $0.5 million stock-based compensation expense and an estimated $2.8 million unfavorable impact of currency translation. Income from operations for the First Half of Fiscal 2006 was $29.4 million, an increase of 3.2% compared to $28.5 million for the First Half of Fiscal 2005, primarily due to higher gross profit and a $0.9 million gain on the sale of assets of the Company’s noise and vibration business, partially offset by planned increases in operating expenses, stock-based compensation expense of $2.1 million, and an estimated $1.2 million unfavorable impact of currency translation. Net income for the First Half of Fiscal 2006 was $19.3 million, or $0.97 per diluted share, an increase of 15.6% compared to $16.7 million, or $0.81 per diluted share, for the First Half of Fiscal 2005, primarily due to increased income from operations and a $1.7 million loss from discontinued operations in the First Half of Fiscal 2005.

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

Share-Based Compensation. For purposes of determining estimated fair value of share-based payment awards on the date of grant in accordance with SFAS 123R, Share-Based Payment, the Company utilizes a Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions that require management judgment. Because the Company’s employee stock options, restricted stock units, and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options, restricted stock units, or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 2 in the Condensed Notes to Consolidated Financial Statements in this Form 10-Q for more information regarding share-based compensation.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves implementation issues in FASB No. 133 related to beneficial interests in securitized financial assets. The provisions of SFAS No. 154 are effective for financial instruments acquired or issued during fiscal years beginning after September 15, 2006. No material impact on the Company’s financial statements is expected from adoption of this standard.

Orders and Backlog

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

Orders for the Second Quarter of Fiscal 2006 aggregated $81.5 million, a decrease of 33.8% compared to orders of $123.1 million for the Second Quarter of Fiscal 2005. This decrease was primarily due to a decrease in large custom orders in the Test segment. Second Quarter of Fiscal 2005 orders included two multi-year orders in the ground vehicles and aerospace markets, which totaled $43 million.

Orders for the Test segment in the Second Quarter of Fiscal 2006 decreased 39.3% to $65.1 million, compared to orders of $107.2 million for the Second Quarter of Fiscal 2005. This decrease was primarily due to a decrease in large custom orders. Second Quarter of Fiscal 2005 orders included two multi-year orders totaling $43 million. The Test segment accounted for 79.9% of total Company orders for the Second Quarter of Fiscal 2006, compared to 87.1% for the Second Quarter of Fiscal 2005.

Orders for the Industrial segment in the Second Quarter of Fiscal 2006 increased 3.1% to $16.4 million, compared to orders of $15.9 million for the Second Quarter of Fiscal 2005, reflecting increased demand in the Sensors business in Europe and Asia. The Industrial segment accounted for 20.1% of total Company orders for the Second Quarter of Fiscal 2006, compared to 12.9% for the Second Quarter of Fiscal 2005.

Backlog of undelivered orders at April 1, 2006 was approximately $195 million, a decrease of 9.7% from backlog of $216 million at October 1, 2005, primarily due to lower order volume. Backlog at April 2, 2005 was approximately $220 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

Orders for the First Half of Fiscal 2006 aggregated $178.3 million, a decrease of 16.5% compared to orders of $213.5 million for the First Half of Fiscal 2005. The decrease was primarily due to a decrease in large custom orders in the Test segment, partially offset by increased orders in the Industrial segment across all geographies. Orders in the First Half of Fiscal 2005 included two multi-year Test orders in the ground vehicles and aerospace markets, which totaled $43 million.

Orders for the Test segment for the First Half of Fiscal 2006 decreased 20.1% to $146.7 million, compared to orders of $183.6 million for the First Half of Fiscal 2005. The decrease is due to a decrease in large custom orders. First Half of Fiscal 2005 orders included two multi-year orders totaling $43 million. The Test segment accounted for 82.3% of total Company orders during the First Half of Fiscal 2006, compared to 86.0% for the First Half of Fiscal 2005.

Orders for the Industrial segment for the First Half of Fiscal 2006 increased 5.7% to $31.6 million, compared to orders of $29.9 million for the First Half of Fiscal 2005. The increase primarily reflects continued strength in the Sensors business across all geographies. The Industrial segment accounted for 17.7% of total Company orders for the First Half of Fiscal 2006, compared to 14.0% for the First Half of Fiscal 2005.

Backlog of undelivered orders at April 1, 2006 was approximately $195 million, a decrease of 11.4% from backlog of approximately $220 million at October 1, 2005, primarily due to lower order volume.

Results of Operations

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

Revenue for the Second Quarter of Fiscal 2006 was $102.9 million, an increase of $6.8 million, or 7.1%, compared to revenue of $96.1 million for the Second Quarter of Fiscal 2005. Revenue from international customers for the Second Quarter of Fiscal 2006 represented 65.0% of total revenue, compared to 70.5% for the Second Quarter of Fiscal 2005. Test segment revenue for the Second Quarter of Fiscal 2006 was $87.0 million, an increase of $6.3 million, or 7.8%, compared to revenue of $80.7 million for the Second Quarter of Fiscal 2005. This increase was primarily due to an increase in short-cycle and service business, partially offset by an estimated $4.2 million unfavorable impact of currency translation and a $1.9 million reduction in revenue associated with the Company’s exit of the noise and vibration software business. Industrial segment revenue for the Second Quarter of Fiscal 2006 was $15.9 million, an increase of $0.5 million, or 3.2%, compared to revenue of $15.4 million for the Second Quarter of Fiscal 2005, driven by increased volume in the Sensors business across all geographies, partially offset by an estimated $1.0 million unfavorable impact of currency translation.

Gross profit for the Second Quarter of Fiscal 2006 increased $3.5 million, or 8.3%, to $45.8 million, compared to gross profit of $42.3 million for the Second Quarter of Fiscal 2005. Gross profit as a percent of revenue was 44.5% for the Second Quarter of Fiscal 2006, an increase of 0.5 percentage points from 44.0% for the First Quarter of Fiscal 2005. Test segment gross profit for the Second Quarter of Fiscal 2006 was $37.4 million, an increase of $2.1 million, or 5.9%, compared to gross profit of $35.3 million for the Second Quarter of Fiscal 2005. Gross profit as a percent of revenue for the Test segment decreased 0.7 percentage points to 43.0% for the Second Quarter of Fiscal 2006, compared to 43.7% for the Second Quarter of Fiscal 2005. This decrease was primarily due to unfavorable product mix and a 0.5 percentage point impact of stock-based compensation expense, partially offset by a 0.6 percentage point impact of reduced warranty expense and an estimated 1.1 percentage point favorable impact of currency translation. Industrial segment gross profit for the Second Quarter of Fiscal 2006 was $8.4 million, an increase of $1.4 million, or 20%, compared to gross profit of $7.0 million for the Second Quarter of Fiscal 2005. Gross profit as a percent of revenue for the Industrial segment increased 7.3 percentage points to 52.8% for the Second Quarter of Fiscal 2006, compared to 45.5% for the Second Quarter of Fiscal 2005, primarily due to favorable product mix in the Sensors business and 2.6 percentage point impact of charges associated with excess and obsolete inventory in the Second Quarter of Fiscal 2005. There was no significant impact on gross profit as a percent of revenue from currency translation in the Industrial segment for the Second Quarter of Fiscal 2006.

Selling expense for the Second Quarter of Fiscal 2006 was $15.9 million, a slight decrease compared to $16.0 million for the Second Quarter of Fiscal 2005, primarily due to $1.1 million decrease in expense associated with the exited noise and vibration software business, an estimated $0.5 million favorable impact of currency translation and $0.1 decrease in Test segment commissions and employee incentives, substantially offset by $1.1 million increased expense associated with marketing initiatives in the Test segment, $0.3 million increased staffing and commission expense in the Industrial segment, and $0.2 million stock-based compensation expense. Selling expense as a percent of revenue for the Second Quarter of Fiscal 2006 was 15.5%, compared to 16.6% for the Second Quarter of Fiscal 2005.

General and administrative expense totaled $8.9 million for the Second Quarter of Fiscal 2006, an increase of 14.1% compared to $7.8 million for the Second Quarter of Fiscal 2005. This increase was primarily due to a $0.7 million increase in consulting expenses associated with growth initiatives and $0.6 million stock-based compensation expense, partially offset by an estimated $0.2 million favorable impact of currency translation. General and administrative expense as a percent of revenue increased to 8.6% for the Second Quarter of Fiscal 2006, compared to 8.1% for the Second Quarter of Fiscal 2005.

Research and development expense totaled $4.7 million for the Second Quarter of Fiscal 2006, an increase of 20.5% compared to $3.9 million for the Second Quarter of Fiscal 2005. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue increased to 4.6% for the Second Quarter of Fiscal 2006, compared to 4.1% for the Second Quarter of Fiscal 2005. There was no significant impact on research and development expense from currency translation or stock-based compensation for the Second Quarter of Fiscal 2006.

Gain on sale of assets of $0.9 million for the Second Quarter of Fiscal 2006 resulted from the sale of assets of the Company’s noise and vibration business.

Income from operations increased 17.1% to $17.1 million for the Second Quarter of Fiscal 2006, compared to $14.6 million for the Second Quarter of Fiscal 2005. Income from operations in the Test segment increased $1.8 million, or 14.1%, to $14.6 million for the Second Quarter of Fiscal 2006, compared to $12.8 million for the Second Quarter of Fiscal 2005, primarily due to $2.1 million increased gross profit and a $0.9 million gain on the sale of assets of the Company’s noise and vibration business, partially offset by increased expenses associated with operating initiatives, stock-based compensation expense of $1.1 million, and an estimated $0.3 million unfavorable impact of currency translation. Income from operations in the Industrial segment increased by $0.7 million, or 38.9%, to $2.5 million for the Second Quarter of Fiscal 2006, compared to $1.8 million for the Second Quarter of Fiscal 2005, primarily due to $1.4 million increased gross profit, partially offset by an estimated $0.3 million unfavorable impact of currency translation.

Interest expense was $0.4 million for the Second Quarter of Fiscal 2006, a decrease of $0.1 million compared to $0.5 million for the Second Quarter of Fiscal 2005, due to a reduction in the Company’s long-term debt obligations.

Interest income was $0.8 million for the Second Quarter of Fiscal 2006, an increase of $0.3 million compared to interest income of $0.5 million for the Second Quarter of Fiscal 2005, primarily due to higher average interest rates.

Other income, net was $0.3 million for the Second Quarter of Fiscal 2006, flat compared to the Second Quarter of Fiscal 2005.

Provision for income taxes totaled $6.5 million for the Second Quarter of Fiscal 2006, an increase of 25.0% compared to $5.2 million for the Second Quarter of Fiscal 2005, primarily due to increased income before taxes. The effective tax rate for the Second Quarter of Fiscal 2006 was 36.5%, an increase of 1.8 percentage points compared to a tax rate of 34.7% for the Second Quarter of Fiscal 2005, primarily due to the scheduled phase-out of certain tax benefits such as the R&D credit and extraterritorial income exclusion.

Net income was $11.3 million for the Second Quarter of Fiscal 2006, compared to $8.5 million for the Second Quarter of Fiscal 2005. The increase was primarily due to increased income from operations and a $1.2 million loss from discontinued operations in the Second Quarter of Fiscal 2005. The estimated unfavorable impact on net income from currency translation for the Second Quarter of Fiscal 2006 was $0.4 million.

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

Revenue for the First Half of Fiscal 2006 was $194.7 million, an increase of $5.5 million, or 2.9%, compared to revenue of $189.2 million for the First Half of Fiscal 2005. Revenue from international customers for the First Half of Fiscal 2006 represented 66.5% of total revenue, compared to 69.1% for the First Half of Fiscal 2005. Test segment revenue for the First Half of Fiscal 2006 was $163.8 million, an increase of $3.9 million, or 2.4%, compared to revenue of $159.9 million for the First Half of Fiscal 2005. This increase was primarily due to higher beginning backlog and increased short-cycle and service business, partially offset by an estimated $8.4 million unfavorable impact of currency translation and a $3.7 million reduction in revenue associated with the Company’s exit of the noise and vibration software business. Industrial segment revenue for the First Half of Fiscal 2006 was $30.9 million, an increase of $1.6 million, or 5.5%, compared to revenue of $29.3 million for the First Half of Fiscal 2005, driven by increased volume in the Sensors business across all geographies, partially offset by an estimated $1.9 million unfavorable impact of currency translation.

Gross profit for the First Half of Fiscal 2006 increased $4.3 million, or 5.2%, to $86.4 million, compared to gross profit of $82.1 million for the First Half of Fiscal 2005. Gross profit as a percent of revenue was 44.4% for the First Half of Fiscal 2006, an increase of 1.0 percentage points from 43.4% for the First Half of Fiscal 2005. Test segment gross profit for the First Half of Fiscal 2006 was $70.0 million, an increase of $1.5 million, or 2.2%, compared to gross profit of $68.5 million for the First Half of Fiscal 2005. Gross profit as a percent of revenue for the Test segment decreased 0.1 percentage points, to 42.7%, for the First Half of Fiscal 2006, compared to 42.8% for the First Half of Fiscal 2005. This decrease was primarily due to unfavorable product mix and a 0.3 percentage point impact of stock-based compensation expense, partially offset by a 1.2 percentage point impact of of reduced warranty expense and an estimated 1.0 percentage point favorable impact of currency translation. Industrial segment gross profit for the First Half of Fiscal 2006 was $16.4 million, an increase of $2.8 million, or 20.6%, compared to gross profit of $13.6 million for the First Half of Fiscal 2005. Gross profit as a percent of revenue for the Industrial segment increased 6.7 percentage points, to 53.1%, for the First Half of Fiscal 2006, compared to 46.4% for the First Half of Fiscal 2005, primarily due to favorable product mix in the Sensors business and a 1.4 percentage point impact of charges associated with excess and obsolete inventory in the

First Half of Fiscal 2005. There was no significant impact on gross profit as a percent of revenue from currency translation in the Industrial segment for the First Half of Fiscal 2006.

Selling expense for the First Half of Fiscal 2006 increased to $31.9 million, or 2.2%, from $31.2 million for the First Half of Fiscal 2005, primarily due to $2.0 million increased expense associated with marketing initiatives in the Test segment, $1.0 million increased staffing and commission expense in the Industrial segment, and $0.5 million stock-based compensation expense and $0.1 increase in employee incentives, partially offset by a $1.8 million decrease in expense associated with the exited noise and vibration software business and an estimated $1.1 million favorable impact of currency translation. Selling expense as a percent of revenue for the First Half of Fiscal 2006 was 16.4%, compared to 16.5% for the First Half of Fiscal 2005.

General and administrative expense totaled $17.0 million for the First Half of Fiscal 2006, an increase of 15.6% compared to $14.7 million for the First Half of Fiscal 2005. This increase was primarily due to a $1.3 million increase in consulting expenses associated with growth initiatives, $1.1 million stock-based compensation expense, and $0.2 million increased audit fees, partially offset by an estimated $0.3 million favorable impact of currency translation. General and administrative expense as a percent of revenue increased to 8.7% for the First Half of Fiscal 2006, compared to 7.8% for the First Half of Fiscal 2005.

Research and development expense totaled $8.8 million for the First Half of Fiscal 2006, an increase of 15.8% compared to $7.6 million for the First Half of Fiscal 2005. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue increased to 4.5% for the First Half of Fiscal 2006, compared to 4.0% for the First Half of Fiscal 2005. There was no significant impact on research and development expense from currency translation or stock-based compensation for the First Half of Fiscal 2006.

Gain on sale of assets of $0.9 million for the First Half of Fiscal 2006 resulted from the sale of assets of the Company’s noise and vibration business.

Income from operations increased 3.2%, to $29.4 million, for the First Half of Fiscal 2006, compared to $28.5 million for the First Half of Fiscal 2005. Income from operations in the Test segment decreased $0.4 million, or 1.6%, to $24.5 million for the First Half of Fiscal 2006, compared to $24.9 million for the First Half of Fiscal 2005, primarily due to increased expenses associated with operating initiatives, stock-based compensation expense of $2.1 million, and an estimated $0.7 million unfavorable impact of currency translation, partially offset by $4.3 million increased gross profit and a $0.9 million gain on the sale of assets of the Company’s noise and vibration business. Income from operations in the Industrial segment increased by $1.3 million, or 36.1%, to $4.9 million for the First Half of Fiscal 2006, compared to $3.6 million for the Second Quarter of Fiscal 2005, primarily due to $2.8 million increased gross profit, partially offset by an estimated $0.5 million unfavorable impact of currency translation.

Interest expense was $0.9 million for the First Half of Fiscal 2006, a decrease of $0.2 million compared to $1.1 million for the First Half of Fiscal 2005, due to a reduction in the Company’s long-term debt obligations.

Interest income was $1.5 million for the First Half of Fiscal 2006, an increase of $0.6 million compared to interest income of $0.9 million for the First Half of Fiscal 2005, primarily due to higher average interest rates.

Other income, net was $0.3 million for the First Half of Fiscal 2006, relatively flat compared to $0.4 million for the First Half of Fiscal 2005.

Provision for income taxes totaled $11.1 million for the First Half of Fiscal 2006, an increase of 7.8% compared to $10.3 million for the First Half of Fiscal 2005, primarily due to increased income before taxes. The effective tax rate for the First Half of Fiscal 2006 was 36.6%, an increase of 0.7 percentage points compared to a tax rate of 35.9% for the First Half of Fiscal 2005.

Net income was $19.3 million for the First Half of Fiscal 2006, compared to $16.7 million for the First Half of Fiscal 2005. The increase was primarily due to increased income from operations and a $1.7 million loss from discontinued operations in the First Half of Fiscal 2005. The estimated unfavorable impact on net income from currency translation for the First Half of Fiscal 2006 was $0.8 million.

Capital Resources and Liquidity

Total cash and cash equivalents increased $1.0 million in the First Half of Fiscal 2006, primarily due to strong earnings, advance payments received from customers, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by employee incentive and related benefits payments, increased accounts and unbilled receivables, purchases of the Company’s common stock, and dividend payments. Total cash and cash equivalents remained flat in the First Half of Fiscal 2005, as strong earnings, decreased accounts and unbilled receivables, increased accrued income taxes, and proceeds from the exercise of stock options were offset by net purchases of short-term investments, employee incentive and related benefits payments, purchases of the Company’s common stock, and dividend payments. The Company believes that its anticipated operating cash flows and funds available from cash, and cash equivalents and short-term investments totaling $107.2 million at April 1, 2006 are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $12.3 million for the First Half of Fiscal 2006, compared to cash provided of $29.9 million for the First Half of Fiscal 2005. Operating cash flow for the First Half of Fiscal 2006 primarily resulted from strong earnings and $9.2 million increase in advance payments received from customers, partially offset by net employee incentive and related benefits payments of $5.9 million and an increase in accounts and unbilled receivables of $14.8 million. Operating cash flow for the First Half of Fiscal 2005 was primarily due to strong earnings, $8.9 million decrease in accounts and unbilled receivables, $2.0 increase in advance payments received from customers and a $4.7 million increase in accrued income taxes, partially offset by net employee incentive and related benefits payments of $6.0 million.

Cash flows from investing activities provided cash totaling $49.6 million for the First Half of Fiscal 2006, compared to a use of cash of $22.9 million for the First Half of Fiscal 2005. During the First Half of Fiscal 2006, the Company received net proceeds of $53.6 million from the conversion of short-term investments to cash and cash equivalents and invested $3.9 million in property and equipment additions. During the First Half of Fiscal 2005, the Company made net purchases of short-term investments of $19.0 million and invested $3.8 million in property and equipment additions.

Cash flows from financing activities required the use of cash totaling $60.9 million for the First Half of Fiscal 2006, compared to a use of cash totaling $9.7 million for the First Half of Fiscal 2005. The cash usage for the First Half of Fiscal 2006 was due to the use of $59.5 million to purchase shares of the Company’s common stock, payment of cash dividends of $3.9 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $2.6 million received in connection with stock option exercises and $1.0 million equity compensation income tax benefits. The cash usage from financing activities for the First Half of Fiscal 2005 was due to the use of $13.9 million to purchase shares of the Company’s common stock, payment of cash dividends of $1.6 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $7.0 million received in connection with stock option exercises.

Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At April 1, 2006, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the Second Quarter of Fiscal 2006, the Company purchased 998,500 shares of its common stock for $37.3 million. During the Second Quarter of Fiscal 2005, the Company purchased 269,200 shares of its common stock for $8.5 million.

Restructuring and Other Charges

In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration software business in the Test segment. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Substantially all of the severance costs will be paid in fiscal year 2006.

For the six-month period ended April 1, 2006 and fiscal year ended October 1, 2005, the reserve for restructuring was as follows:

	Severance Charges	Contract Termination Charges	Total

	(in thousands of dollars)
Balances at October 2, 2004	$—	$—	$—
Provision	1,267	52	1,319
Write-off/payments	—	—	—

Balances at October 1, 2005	1,267	52	1,319

Provision	30	—	30
Write-off/payments	(1,138)	(52)	(1,190)

Balances at October 1, 2005	$159	$—	$159

Revenue from the noise and vibration software business for the First Half of Fiscal 2006 decreased $3.7 million, to $1.1 million, compared to revenue of $4.8 million for the First Half of Fiscal 2005. Operating expenses for the First Half of Fiscal 2006 decreased $2.1 million, to $1.0 million, compared to $3.1 million for the First Half of Fiscal 2005. The Company anticipates a continued reduction in revenue and operating expenses for this business in the Second Half of Fiscal 2006, as it depletes its $0.4 million backlog at April 1, 2006 and finalizes the completion of customer support activities. Revenue and operating expenses for this business in the second half of fiscal year 2006 are expected to be negligible, compared to revenue and operating expenses of $4.3 million and $3.8 million, respectively, for the second half of fiscal year 2005. The Company does not anticipate any future revenue or operating expenses associated with the noise and vibration software business after fiscal year 2006.

Other Matters

The Company is exposed to market risk from changes in foreign currency exchange rates. The Company manages exposure to changes in foreign currency exchange rates through its regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to hedge the Company’s overall exposure to exchange rate fluctuations, as the gains and losses on these contracts are intended to offset gains and losses on the Company’s assets, liabilities, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at April 1, 2006 included $84.2 million of cash and cash equivalents and short-term investments of $23.0 million. The cash equivalent portion of the portfolio is invested in money market funds and bank deposits with high credit ratings and for which interest rates are re-set to market rates every 1-90 days. The short-term investment portfolio is invested in long-term municipal debt with high credit ratings reported at market values for which interest rates are re-set every 7-35 days. The short maturities and frequent interest rate re-sets on these investments significantly mitigate the potential impact of market interest rates on the value of the investment portfolio.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase of $17.7 million in revenue for the six months ended April 1, 2006. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated decrease of $17.7 million in revenue for the six months ended April 1, 2006. The Company enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on forecasted foreign currency denominated transactions and monetary balance sheet positions. Additional information is included in Note 8 to the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

At April 1, 2006, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of April 1, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2006- February 4, 2006	48,500	$34.78	48,500	2,573,038

February 5, 2006- March 4, 2006	—	$—	—	2,573,038

March 5, 2006- April 1, 2006	950,000	$37.30	950,000	1,623,068

Total	998,500	$37.18	998,500

The Company purchases Company common stock primarily to offset the dilution created by employee stock compensation programs such as stock options plans, restricted stock grants, and the Employee Stock Purchase Plan. A secondary purpose is as an alternative in returning cash directly to shareholders. The Company executes all its purchases of Company stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

On August 25, 2005, the Company announced that its Board of Directors approved a 3.0 million share purchase program that covers the shares reported above. Pricing under the program has been delegated to management. There is no expiration date for the program

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareowners was held on January 31, 2006.

(b)	The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders:

	Voted For	Voted Against

Jean-Lou Chameau	16,654,506	1,030,400
Merlin E. Dewing	16,215,510	1,469,396
Sidney W. Emery, Jr.	16,455,264	1,229,643
Brendan C. Hegarty	16,367,076	1,317,831
Lois M. Martin	17,137,138	547,768
Barb J. Samardzich	16,373,579	1,311,327
Linda Hall Whitman	16,651,067	1,033,839

There were 533,138 abstentions and no broker non-votes.

(c)	The Company’s Stock Incentive Plan was approved with 9,683,242 votes in favor, 4,791,541 votes against, and 200,783 votes abstained.

Item 5. Other Information

                    None

Item 6. Exhibits

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, adopted January 30, 1996, incorporated by reference from Exhibit 3.a of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Restated Bylaws, incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed on December 2, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: May 9, 2006	/s/ Sidney W. Emery, Jr.

Sidney W. Emery, Jr.
Chairman, President and Chief Executive Officer

Dated: May 9, 2006	/s/ Susan E. Knight

Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).