Form 10-Q
period 2006-07-01
MTS SYSTEMS CORP
filed 2006-08-07
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 1, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN   55344

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

☐   Yes                              ☒   No

The number of shares outstanding of the Registrant’s common stock as of August 4, 2006 was 18,208,144 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JULY 1, 2006

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited – in thousands, except per share data)

	July 1, 2006	October 1, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$91,445	$83,143
Short-term investments	23,900	76,650
Accounts receivable, net of allowances for doubtful accounts	71,462	64,363
Unbilled accounts receivable	31,076	25,093
Inventories	44,055	38,029
Prepaid expenses	4,368	2,600
Current deferred tax assets	7,857	6,415
Other current assets	1,368	2,351
Assets of discontinued operations	1,400	1,710

Total current assets	276,931	300,354

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	41,890	40,906
Machinery and equipment	77,516	72,837
Accumulated depreciation	(77,130)	(72,458)

Total property and equipment, net	43,944	42,953

Goodwill	4,472	4,423
Other assets	2,131	2,291
Non-current deferred tax assets	1,792	1,711

Total Assets	$329,270	$351,732

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$287	$1,582
Current maturities of long-term debt	6,683	6,708
Accounts payable	17,159	16,142
Accrued payroll-related costs	25,079	31,059
Advance payments from customers	58,986	49,901
Accrued warranty costs	5,022	5,333
Accrued income taxes	7,513	3,643
Current deferred income taxes	3,993	3,767
Other accrued liabilities	17,181	15,026
Liabilities of discontinued operations	168	890

Total current liabilities	142,071	134,051

Deferred income taxes	2,347	2,310
Long-term debt, less current maturities	14,519	15,673
Other long-term liabilities	12,250	11,266

Total Liabilities	171,187	163,300

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
18,172 and 19,664 shares issued and outstanding	4,543	4,916
Retained earnings	140,704	173,487
Accumulated other comprehensive income	12,836	10,029

Total shareholders’ investment	158,083	188,432

Total Liabilities and Shareholders’ Investment	$329,270	$351,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue:
Product	$83,335	$83,452	$251,859	$250,281
Service	12,552	11,245	38,739	33,612

Total revenue	95,887	94,697	290,598	283,893

Cost of sales:
Product	48,245	46,359	144,143	142,335
Service	6,675	6,065	19,138	17,203

Total cost of sales	54,920	52,424	163,281	159,538

Gross profit	40,967	42,273	127,317	124,355

Operating expenses:
Selling	16,142	15,727	48,079	46,926
General and administrative	8,300	7,980	25,300	22,725
Research and development	4,787	3,353	13,628	10,978

Total operating expenses	29,229	27,060	87,007	80,629

Gain on sale of assets	12	—	872	—

Income from operations	11,750	15,213	41,182	43,726

Interest expense	(426)	(524)	(1,295)	(1,639)
Interest income	734	682	2,198	1,572
Other income (expense), net	717	(704)	1,044	(280)

Income before income taxes	12,775	14,667	43,129	43,379
Provision for income taxes	4,286	4,969	15,385	15,270

Income before discontinued operations	8,489	9,698	27,744	28,109

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	209	—	(1,537)

Net income	$8,489	$9,907	$27,744	$26,572

Earnings per share:
Basic–
Income before discontinued operations	$0.46	$0.49	$1.47	$1.42
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	0.01	—	(0.07)

Earnings per share	$0.46	$0.50	$1.47	$1.35

Weighted average number of common shares outstanding – basic	18,258	19,639	18,928	19,735

Diluted–
Income before discontinued operations	$0.45	$0.48	$1.43	$1.37
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	0.01	—	(0.08)

Earnings per share	$0.45	$0.49	$1.43	$1.29

Weighted average number of common shares outstanding – diluted	18,747	20,339	19,444	20,529

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$27,744	$26,572
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1,537
Depreciation and amortization	5,767	6,369
Gain on sale of assets	(872)	—
Deferred income taxes	(1,408)	(9)
Bad debt provision	264	(40)
Stock-based compensation	3,206	116
Equity compensation income tax benefits	(1,071)	—

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(11,314)	12,834
Inventories	(4,814)	(939)
Prepaid expenses	(3,010)	1,357
Other assets	652	(3,470)
Accounts payable	829	(1,660)
Accrued payroll-related costs	(5,575)	(4,196)
Advance payments from customers	8,423	2,803
Accrued warranty costs	(378)	481
Other current liabilities	7,231	11,503
Operating activities of discontinued operations (revised)	(412)	(2,490)

Net cash provided by operating activities (revised)	25,262	50,768

Cash flows from investing activities:
Additions to property and equipment	(6,045)	(5,462)
Proceeds from maturity of short-term investments	106,332	140,110
Purchases of short-term investments	(53,582)	(155,251)
Proceeds/adjustments from sale of assets	(78)	—
Investing activities of discontinued operations (revised)	—	(314)

Net cash provided by (used in) investing activities (revised)	46,627	(20,917)

Cash flows from financing activities:
Net proceeds under short-term borrowings	217	129
Proceeds received under note payable to banks	—	1,525
Payments of notes payable to banks	(1,477)	(1,541)
Payments of long-term debt	(1,178)	(1,280)
Equity compensation income tax benefits	1,071	—
Cash dividends	(5,767)	(3,197)
Proceeds from exercise of stock options and employee stock purchase plan	4,416	9,604
Payments to purchase and retire common stock	(64,527)	(22,809)

Net cash used in financing activities	(67,245)	(17,569)

Effect of exchange rate on changes in cash	3,658	(978)

Net increase in cash and cash equivalents	8,302	11,304

Cash and cash equivalents, at beginning of period	83,143	66,948

Cash and cash equivalents, at end of period	$91,445	$78,252

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest expense	$1,163	$1,585
Income taxes	$10,780	$5,469

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Form 10-K filed with the SEC. Interim results of operations for the three- and nine-month periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts included in the accompanying financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no material effect on the Company’s previously reported financial position, net income, or total cash flows.

Cash Flow Statement Revisions

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95, Statement of Cash Flows, the net cash flows from operating and investing activities reported in the consolidated cash flow statement for the nine-month period ended July 2, 2005 have been revised to separately disclose the net cash flows attributable to the operating and investing activities of discontinued operations. There were no cash flows attributable to financing activities of discontinued operations. The Company’s consolidated cash flow statements for fiscal year 2005 and prior fiscal years and interim periods reported the combined cash flows attributable to operating and investing activities of discontinued operations as a single amount.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at July 1, 2006 and October 1, 2005 were as follows:

	July 1, 2006	October 1, 2005
	(in thousands of dollars)
Customer projects in various stages of completion	$16,338	$13,845
Components, assemblies and parts	27,717	24,184

Total	$44,055	$38,029

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended July 1, 2006 and July 2, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands of dollars)
Beginning balance	$4,511	$6,237	$5,333	$5,811
Warranty provisions	1,915	1,822	3,986	5,907
Warranty claims	(1,508)	(1,648)	(4,417)	(5,335)
Currency translation	104	(178)	120	(150)

Ending balance	$5,022	$6,233	$5,022	$6,233

2. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deduction in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. Effective October 2, 2005, the Company adopted the provisions of SFAS 123R on a prospective basis. Results of operations for prior interim and annual periods have not been restated to reflect recognition of stock-based compensation expense.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options and employee share purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted shares granted. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing stock-based compensation and estimating forfeitures for all unvested awards. The effect of recording stock-based compensation for the three- and nine-month periods ended July 1, 2006 was as follows:

	Three Months Ended July 1, 2006	Nine Months Ended July 1, 2006
	(in thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$887	$2,973
Employee stock purchase plan (ESPP)	36	115
Restricted stock units (1)	109	322
Amounts capitalized as inventory	(205)	(712)
Amounts recognized in income for amounts previously
capitalized as inventory	236	507

Total stock-based compensation included in income
from operations	1,063	3,205
Income tax benefit on stock-based compensation	(301)	(871)

Net compensation expense included in net income	$762	$2,334

Tax effect on:
Cash flows from operating activities	$(100)	$(1,071)
Cash flows from financing activities	$100	$1,071

Earnings per share:
Basic	$0.04	$0.12
Diluted	$0.04	$0.12

(1)   Stock-based compensation expense related to restricted stock units would have been recorded under the provisions of APB 25.

The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006, and administered under the supervision of the Company’s Board of Directors. During the three- and nine-month periods ended July 1, 2006 and July 2, 2005, the Company awarded stock options, ESPP shares and restricted stock under these plans. At July 1, 2006, a total of 3,023,553 shares were available for future grant under the stock-based compensation plans. Stock options are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversary dates of the grant and expire five years from the grant date. Compensation expense is recognized evenly over the vesting period of each vesting increment. The Company expects that share purchases will offset the dilutive impact of share issuances made under the plans.

Stock option activity for the nine-month period ended July 1, 2006 was as follows (in thousands, except per share amounts and years):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**
Options outstanding at October 1, 2005	1,686	$22.63
Granted	5	39.94
Exercised	(256)	16.10
Forfeited or expired	(152)	23.33

Options outstanding at July 1, 2006	1,283	23.97	2.84	$19,950

Options subject to exercise at July 1, 2006	659	$16.38	1.99	$15,231

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value)

Other information pertaining to options for the periods ended July 1, 2006 and July 2, 2005 was as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands, except per share data)
Weighted average grant date fair value
of stock options granted	$—	$10.79	$10.40	$11.05
Total fair value of stock options vested	$2,361	$3,394	$2,618	$3,779
Total intrinsic value of stock options exercised	$2,633	$3,214	$6,037	$13,917

There were 5,000 stock options granted in the nine-month period ended July 1, 2006 and 9,000 stock options granted in the nine-month period ended July 2, 2005. For the three-month periods ended July 1, 2006 and July 2, 2005, there were zero and 4,000 stock options granted, respectively. For the three- and nine-month periods ended July 1, 2006, cash received from the exercise of stock options and contributions to the employee stock purchase plan was $1.8 million and $4.4 million, respectively, and the income tax benefit realized from the exercise of stock options and the vesting of restricted shares was $0.1 million and $1.1 million, respectively. At July 1, 2006, there was $2.5 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.0 years.

Results of operations for fiscal year 2005 and prior interim and annual periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company’s net income and earnings per share for the three- and nine-month periods ended July 2, 2005 would have been as follows:

	Three Months Ended July 2, 2005	Nine Months Ended July 2, 2005
	(in thousands, except per share data)
Net income:
As reported	$9,907	$26,572
Deduct fair value of employee stock-based
compensation expense, net of tax	(704)	(2,330)

Pro forma	$9,203	$24,242

Basic Earnings Per Share:
As reported	$0.50	$1.35
Pro forma	$0.47	$1.23

Diluted Earnings Per Share:
As reported	$0.49	$1.29
Pro forma	$0.45	$1.19

The fair value of options granted under stock-based compensation programs has been estimated at the date of each grant using a form of the multiple option Black-Scholes valuation model. This application values each vesting period separately and thus allocates proportionately more of the resulting expense to early vesting periods. For valuation assumptions, the Company uses an expected life for each grant based on historical employee exercise experience. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds with a remaining term equal to the expected life of the awards. Estimated stock price volatility is based on historical weekly price observations. The dividend yield assumption is based on the annualized current dividend divided by the share price at grant date. For options granted in the nine-month period ended July 1, 2006 these assumptions were as follows:

Nine Months Ended July 1, 2006
Expected life (in years)	2.7
Risk-free interest rate	4.5%
Expected volatility	36.7%
Dividend yield	1.0%

U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. At July 1, 2006, the number of shares remaining for issuance under the ESPP plan was 556,553.

The company awards key employees and directors restricted stock that vest over three years. Restricted stock activity for the nine-month period ended July 1, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested shares at October 1, 2005	19,000	$25.97
Granted	13,200	36.65
Vested	(9,004)	21.55
Forfeited	(1,667)	29.95

Unvested shares at July 1, 2006	21,529	34.06

In the nine-month periods ended July 1, 2006 and July 2, 2005, 9,004 and 4,000 shares of restricted stock vested, respectively. At July 1, 2006, there was $0.4 million of total restricted stock expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results of operations for the three- and nine-month periods ended July 2, 2005:

	Three Months Ended July 2, 2005	Nine Months Ended July 2, 2005
	(in thousands of dollars)
Revenue	$4,988	$15,175
Gain (loss) on discontinued operations before tax	350	(2,444)
(Provision) benefit for income taxes	(141)	907

Gain (loss) from discontinued operations, net of tax	$209	$(1,537)

The assets and liabilities of discontinued operations at July 1, 2006 and October 1, 2005 were as follows:

	July 1, 2006	October 1, 2005
	(in thousands of dollars)
Accounts receivable, net of allowances for doubtful accounts	$386	$12
Unbilled accounts receivable	—	258
Inventories	—	358
Current deferred tax assets	465	465
Other current assets	549	548

Current assets of discontinued operations	1,400	1,641
Machinery and equipment	—	106
Accumulated depreciation	—	(37)

Long-lived assets of discontinued operations	—	69

Total assets of discontinued operations	$1,400	$1,710

Accounts payable	$150	$238
Accrued payroll-related costs	—	223
Other accrued liabilities	18	429

Total liabilities of discontinued operations	$168	$890

4. Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditioned on a future event that may or may not be within the control of the entity. FIN 47 requires liability recognition for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s financial statements has resulted from the adoption of this standard.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves implementation issues in SFAS No. 133 related to beneficial interests in securitized financial assets. The provisions of SFAS No. 154 are effective for financial instruments acquired or issued during fiscal years beginning after September 15, 2006. No material impact on the Company’s financial statements is expected from adoption of this standard.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the Company has not yet determined the impact on its financial statements, if any, of adopting the provisions of FIN 48.

5. Earnings Per Common Share

Basic net earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants using the treasury stock method. Stock options to acquire 0.02 million and 0.5 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the three- and nine-month periods ended July 1, 2006, respectively, because under the treasury stock method, the exercise of these options would lead to a net reduction in common shares outstanding. Substantially all options to acquire common shares have been included in the diluted weighted shares outstanding calculation for the three- and nine-month periods ended July 2, 2005. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands, except per share data)

Income before discontinued operations	$8,489	$9,698	$27,744	$28,109

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	209	—	(1,537)

Net income	$8,489	$9,907	$27,744	$26,572

Weighted average common shares outstanding	18,258	19,639	18,928	19,735
Diluted potential common shares	489	700	516	794

Total diluted weighted shares outstanding	18,747	20,339	19,444	20,529

Earnings per share:
Basic –
Income before discontinued operations	$0.46	$0.49	$1.47	$1.42
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	0.01	—	(0.07)

Earnings per share	$0.46	$0.50	$1.47	$1.35

Diluted –
Income before discontinued operations	$0.45	$0.48	$1.43	$1.37
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	0.01	—	(0.08)

Earnings per share	$0.45	$0.49	$1.43	$1.29

6. Short-Term Investments

At July 1, 2006 and October 1, 2005, all the Company’s short-term investments consisted of U.S. municipal debt obligations with original maturity dates greater than three months. The Company currently classifies these as available-for-sale short-term investments as the Company intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses on these securities are reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets. At July 1, 2006 and October 1, 2005, unrealized gains or losses from investments in available-for-sale securities were not material.

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

Financial information by reportable segment for the three- and nine-month periods ended July 1, 2006 and July 2, 2005 was as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands of dollars)
Revenue by Segment:
Test	$79,287	$78,934	$243,101	$238,790
Industrial	16,600	15,763	47,497	45,103

Total revenue	$95,887	$94,697	$290,598	$283,893

Income from Operations by Segment:
Test	$8,848	$12,305	$33,384	$37,177
Industrial	2,902	2,908	7,798	6,549

Total income from operations	$11,750	$15,213	$41,182	$43,726

8. Derivative Instruments and Hedging Activities

The Company periodically enters into forward and optional currency exchange contracts with banks to exchange currencies at set future dates and rates to maintain the functional currency value of specifically identified foreign currency exposures. Because the market value of these currency exchange contracts is derived from current exchange rates, they are classified as derivative financial instruments. The Company does not use currency exchange contracts for speculative or trading purposes.

Currency exchange contracts utilized to maintain the reporting currency value of expected financial transactions are matched to the identified exposures and designated as foreign currency cash flow hedges. Subsequent changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time income or loss is recognized on the underlying forecasted transactions. The Company periodically assesses whether the contracts are effective in offsetting the reporting currency value of the forecasted transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively and reclassifies the unrealized gain or loss from Accumulated Other Comprehensive Income to Other Income, net on the Consolidated Statement of Income in the current period. Subsequent changes in the market value of the contract are recognized in current period earnings.

The Company also uses currency exchange contracts to hedge the reporting currency value of monetary assets and liabilities denominated in foreign currencies. The related gains and losses are included in Other Income, net on the Consolidated Statement of Income.

At July 1, 2006 and July 2, 2005, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $105.4 million and $152.6 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $26.0 million and $30.4 million, respectively. At July 1, 2006 and July 2, 2005, the market value of the foreign currency forward exchange contracts was 0.2 million and $1.4 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended July 1, 2006 and July 2, 2005. At July 1, 2006 and July 2, 2005, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was $97,000 and $1.1 million, respectively. The maximum remaining maturity of any derivative was 0.9 years at July 1, 2006 and 1.7 years at July 2, 2005.

9. Comprehensive Income

Comprehensive income consists of net income, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments and is presented as a component of Shareholders’ Investment on the Consolidated Balance Sheet. There were no significant unrealized gains or losses from available-for-sale securities at July 1, 2006 and July 2, 2005.

Comprehensive income for the three- and nine-month periods ended July 1, 2006 and July 2, 2005 was as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands of dollars)
Net income	$8,489	$9,907	$27,744	$26,572
Change in cumulative translation adjustment	4,042	(4,546)	4,191	(1,351)
(Decrease) increase in unrealized gain/loss on
derivative instruments	(27)	1,665	(1,384)	1,562

Comprehensive income	$12,504	$7,026	$30,551	$26,783

10. Retirement Benefit Plan

One of the Company’s international subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended July 1, 2006 and July 2, 2005 included the following components:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands of dollars)
Service cost-benefit earned during the period	$113	$86	$342	$258
Interest cost on projected benefit obligation	111	121	336	363
Net amortization and deferral	33	3	100	9

Net periodic retirement cost	$257	$210	$778	$630

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

For the nine-month period ended July 1, 2006 and the fiscal year ended October 1, 2005, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(in thousands of dollars)
Balances at October 2, 2004	$—	$—	$—
Provision	1,267	52	1,319
Write-off/payments	—	—	—

Balances at October 1, 2005	1,267	52	1,319

Provision	30	—	30
Write-off/payments	(1,198)	(52)	(1,250)

Balances at July 1, 2006	$99	$—	$99

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

Overall Results

Three Months Ended July 1, 2006 (“Third Quarter of Fiscal 2006”) Compared to Three Months Ended July 2, 2005 (“Third Quarter of Fiscal 2005”)

Orders for the Third Quarter of Fiscal 2006 increased 20.3% to $97.7 million, compared to $81.2 million for the Third Quarter of Fiscal 2005, primarily due to increased order volume in the Test segment across all geographies, particularly North America, plus increased order volume in the Industrial segment in Europe and Asia. Backlog of undelivered orders at July 1, 2006 was approximately $198 million, an increase of 1.5% from backlog of approximately $195 million at April 1, 2006, due to higher order volume. Backlog at the end of the Third Quarter of Fiscal 2005 was approximately $200 million.

Revenue of $95.9 million for the Third Quarter of Fiscal 2006 increased 1.3%, compared to revenue of $94.7 million for the Third Quarter of Fiscal 2005, as increased short-cycle and service business in the Test segment and continued growth in the Industrial segment was substantially offset by decreased custom business in the Test segment and a $1.9 million reduction in revenue associated with the Company’s exit of the noise and vibration software business. There was no significant impact on revenue from currency translation in the Third Quarter of Fiscal 2006. Gross profit for the Third Quarter of Fiscal 2006 was $41.0 million, a decrease of 3.1% compared to gross profit of $42.3 million for the Third Quarter of Fiscal 2005, driven by the Test segment and primarily due to unfavorable product mix, higher engineering and manufacturing costs, and $0.3 million of stock-based compensation expense, partially offset by increased volume in the Industrial segment and an estimated $0.2 million favorable impact of currency translation. Income from operations for the Third Quarter of Fiscal 2006 was $11.8 million, a decrease of 22.4% compared to income from operations of $15.2 million for the Third Quarter of Fiscal 2005, primarily due to lower gross profit in the Test segment, planned increases in operating expenses, and $1.0 million of stock-based compensation expense, partially offset by an estimated $0.1 million favorable impact of currency translation. Net income for the Third Quarter of Fiscal 2006 was $8.5 million, or $0.45 per diluted share, a decrease of 14.1% compared to $9.9 million, or $0.49 per diluted share, for the Third Quarter of Fiscal 2005, primarily due to lower income from operations and $0.2 million income from discontinued operations in the Third Quarter of Fiscal 2005, partially offset by a $1.2 million net gain on foreign currency transactions. There was no significant impact on net income from currency translation in the Third Quarter of Fiscal 2006.

Nine Months Ended July 1, 2006 (“First Nine Months of Fiscal 2006”) Compared to Nine Months Ended July 2, 2005 (“First Nine Months of Fiscal 2005”)

Orders for the First Nine Months of Fiscal 2006 decreased 6.3% to $276.1 million, compared to orders of $294.7 million for the First Nine Months of Fiscal 2005, primarily due to a decrease in large custom orders in the Test segment in Asia, partially offset by increased volume in the Test segment in North America and in the Industrial segment across all geographies. Orders for the First Nine Months of Fiscal 2005 included two multi-year Test segment orders in the ground vehicles and aerospace markets, which totaled $43 million. Backlog of undelivered orders at July 1, 2006 decreased 10.0% to approximately $198 million, compared to backlog of approximately $220 million at October 1, 2005, on lower order volume.

Revenue of $290.6 million for the First Nine Months of Fiscal 2006 increased 2.4% compared to $283.9 million for the First Nine Months of Fiscal 2005, driven by higher beginning backlog and increased short-cycle and service business in the Test segment and continued growth in the Industrial segment, partially offset by a $5.6 million reduction in revenue associated with the Company’s exit of the noise and vibration software business, and an estimated $10.3 million unfavorable impact of currency translation. Gross profit for the First Nine Months of Fiscal 2006 was $127.3 million, an increase of 2.3% compared to gross profit of $124.4 million for the First Nine Months of Fiscal 2005, primarily due to increased volume in both segments and reduced Test segment warranty expense, partially offset by higher manufacturing costs in the Test segment, $0.8 million stock-based compensation expense and an estimated $2.6 million unfavorable impact of currency translation. Income from operations for the First Nine Months of Fiscal 2006 was $41.2 million, a decrease of 5.7% compared to $43.7 million for the First Nine Months of Fiscal 2005, primarily due to lower gross profit, planned increases in operating expenses, stock-based compensation of $3.1 million, and an estimated $1.2 million unfavorable impact of currency translation, partially offset by a $0.9 million gain on the sale of assets of the Company’s noise and vibration business. Net income for the First Nine Months of Fiscal 2006 was $27.7 million, or $1.43 per diluted share, an increase of 4.1% compared to $26.6 million, or $1.29 per diluted share, for the First Nine Months of Fiscal 2005, primarily due to a $1.3 million net gain on foreign currency transactions and a $1.5 million loss from discontinued operations in the First Nine Months of Fiscal 2005, partially offset by decreased income from operations and an estimated $0.7 million unfavorable impact of currency translation.

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

Stock-Based Compensation. For purposes of determining estimated fair value of stock-based payment awards on the date of grant in accordance with SFAS 123R, Share-Based Payment, the Company utilizes a Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions that require management judgment. Because the Company’s employee stock options, restricted stock units, and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options, restricted stock units, or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 2 in the Condensed Notes to Consolidated Financial Statements in this Form 10-Q for more information regarding stock-based compensation.

New Accounting Principles

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditioned on a future event that may or may not be within the control of the entity. FIN 47 requires liability recognition for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. No material impact on the Company’s financial statements has resulted from the adoption of this standard.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves implementation issues in SFAS No. 133 related to beneficial interests in securitized financial assets. The provisions of SFAS No. 154 are effective for financial instruments acquired or issued during fiscal years beginning after September 15, 2006. No material impact on the Company’s financial statements is expected from adoption of this standard.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the Company has not yet determined the impact on its financial statements, if any, of adopting the provisions of FIN 48.

Orders and Backlog

Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

Orders for the Third Quarter of Fiscal 2006 aggregated $97.7 million, an increase of 20.3% compared to orders of $81.2 million for the Third Quarter of Fiscal 2005. This increase was primarily due to increased order volume in the Test segment across all geographies, particularly North America, plus increased order volume in the Industrial segment in Europe and Asia.

Orders for the Test segment in the Third Quarter of Fiscal 2006 increased 23.8% to $80.7 million, compared to orders of $65.2 million for the Third Quarter of Fiscal 2005. This increase was primarily due to increased volume across all geographies, particularly North America. The Test segment accounted for 82.6% of total Company orders for the Third Quarter of Fiscal 2006, compared to 80.3% for the Third Quarter of Fiscal 2005.

Orders for the Industrial segment in the Third Quarter of Fiscal 2006 increased 6.3% to $17.0 million, compared to orders of $16.0 million for the Third Quarter of Fiscal 2005, reflecting increased demand in the Sensors business in Europe and Asia. The Industrial segment accounted for 17.4% of total Company orders for the Third Quarter of Fiscal 2006, compared to 19.7% for the Third Quarter of Fiscal 2005.

Backlog of undelivered orders at July 1, 2006 was approximately $198 million, an increase of 1.5% from backlog of $195 million at April 1, 2006, due to higher order volume. Backlog at July 2, 2005 was approximately $200 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences cancellations of orders larger than $1.0 million.

First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

Orders for the First Nine Months of Fiscal 2006 aggregated $276.1 million, a decrease of 6.3% compared to orders of $294.7 million for the First Nine Months of Fiscal 2005. The decrease was primarily due to a decrease in large custom orders in the Test segment in Asia, partially offset by increased volume in the Test segment in North America and in the Industrial segment across all geographies. Orders for the First Nine Months of Fiscal 2005 included two multi-year Test segment orders in the ground vehicles and aerospace markets, which totaled $43 million.

Orders for the Test segment for the First Nine Months of Fiscal 2006 decreased 8.6% to $227.5 million, compared to orders of $248.8 million for the First Nine Months of Fiscal 2005. The decrease is primarily due to a decrease in large custom orders in Asia, partially offset by increased volume in North America. Orders for the First Nine Months of Fiscal 2005 included two multi-year orders totaling $43 million. The Test segment accounted for 82.4% of total Company orders during the First Nine Months of Fiscal 2006, compared to 84.4% for the First Nine Months of Fiscal 2005.

Orders for the Industrial segment for the First Nine Months of Fiscal 2006 increased 5.9% to $48.6 million, compared to orders of $45.9 million for the First Nine Months of Fiscal 2005. The increase primarily reflects continued growth in the Sensors business across all geographies. The Industrial segment accounted for 17.6% of total Company orders for the First Nine Months of Fiscal 2006, compared to 15.6% for the First Nine Months of Fiscal 2005.

Backlog of undelivered orders at July 1, 2006 was approximately $198 million, a decrease of 10.0% from backlog of approximately $220 million at October 1, 2005, primarily due to lower order volume.

Results of Operations

Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

Revenue for the Third Quarter of Fiscal 2006 was $95.9 million, an increase of $1.2 million, or 1.3%, compared to revenue of $94.7 million for the Third Quarter of Fiscal 2005. Revenue from international customers for the Third Quarter of Fiscal 2006 represented 67.2% of total revenue, compared to 68.3% for the Third Quarter of Fiscal 2005. Test segment revenue for the Third Quarter of Fiscal 2006 was $79.3 million, an increase of $0.4 million, or 0.5%, compared to revenue of $78.9 million for the Third Quarter of Fiscal 2005, as increased short-cycle and service business was substantially offset by decreased custom business, as well as a $1.9 million reduction in revenue associated with the Company’s exit of the noise and vibration software business. Industrial segment revenue for the Third Quarter of Fiscal 2006 was $16.6 million, an increase of $0.8 million, or 5.1%, compared to revenue of $15.8 million for the Third Quarter of Fiscal 2005, driven by increased volume in the Sensors business in Europe and Asia. There was no significant impact on revenue from currency translation in the Third Quarter of Fiscal 2006.

Gross profit for the Third Quarter of Fiscal 2006 decreased $1.3 million, or 3.1%, to $41.0 million, compared to gross profit of $42.3 million for the Third Quarter of Fiscal 2005. Gross profit as a percent of revenue was 42.8% for the Third Quarter of Fiscal 2006, a decrease of 1.9 percentage points from 44.7% for the Third Quarter of Fiscal 2005. Test segment gross profit for the Third Quarter of Fiscal 2006 was $31.9 million, a decrease of $2.3 million, or 6.7%, compared to gross profit of $34.2 million for the Third Quarter of Fiscal 2005. Gross profit as a percent of revenue for the Test segment decreased 3.1 percentage points, to 40.2%, for the Third Quarter of Fiscal 2006, compared to 43.3% for the Third Quarter of Fiscal 2005. This decrease was due to unfavorable product mix, a 1.2 percentage point impact of higher engineering and manufacturing costs, and a 0.4 percentage point impact of stock-based compensation expense, partially offset by an estimated 0.3 percentage point favorable impact of currency translation. Industrial segment gross profit for the Third Quarter of Fiscal 2006 was $9.1 million, an increase of $1.0 million, or 12.3%, compared to gross profit of $8.1 million for the Third Quarter of Fiscal 2005. Gross profit as a percent of revenue for the Industrial segment increased 3.5 percentage points, to 54.8%, for the Third Quarter of Fiscal 2006, compared to 51.3% for the Third Quarter of Fiscal 2005, primarily due to increased volume and a 1.0 percentage point impact of improved capacity utilization and reduced warranty expense. There was no significant impact on gross profit as a percent of revenue from currency translation in the Industrial segment for the Third Quarter of Fiscal 2006.

Selling expense for the Third Quarter of Fiscal 2006 was $16.1 million, an increase of $0.4 million, or 2.5%, compared to $15.7 million for the Third Quarter of Fiscal 2005, primarily due to $1.0 million increased expense associated with marketing initiatives in the Test segment, $0.3 million increased staffing and commission expense in the Industrial segment, and $0.3 million stock-based compensation expense, partially offset by a $1.2 million decrease in expense associated with the exited noise and vibration software business. Selling expense as a percent of revenue for the Third Quarter of Fiscal 2006 was 16.8%, compared to 16.6% for the Third Quarter of Fiscal 2005. There was no significant impact on selling expense from currency translation in the Third Quarter of Fiscal 2006.

General and administrative expense totaled $8.3 million for the Third Quarter of Fiscal 2006, an increase of $0.3 million, or 3.8%, compared to $8.0 million for the Third Quarter of Fiscal 2005. This increase was primarily due to $0.4 million stock-based compensation expense, a $0.4 million increase in legal expenses, and $0.2 million bad debt expense, partially offset by $0.4 million decrease in employee incentives and $0.3 million decrease in consulting expenses associated with growth initiatives. General and administrative expense as a percent of revenue increased to 8.7% for the Third Quarter of Fiscal 2006, compared to 8.4% for the Third Quarter of Fiscal 2005. There was no significant impact on general and administrative expense from currency translation for the Third Quarter of Fiscal 2006.

Research and development expense totaled $4.8 million for the Third Quarter of Fiscal 2006, an increase of $1.4 million, or 41.2%, compared to $3.4 million for the Third Quarter of Fiscal 2005. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue increased to 5.0% for the Third Quarter of Fiscal 2006, compared to 3.6% for the Third Quarter of Fiscal 2005. There was no significant impact on research and development expense from currency translation or stock-based compensation for the Third Quarter of Fiscal 2006.

Income from operations decreased 22.4%, to $11.8 million, for the Third Quarter of Fiscal 2006, compared to $15.2 million for the Third Quarter of Fiscal 2005. Income from operations in the Test segment decreased $3.5 million, or 28.4%, to $8.8 million for the Third Quarter of Fiscal 2006, compared to $12.3 million for the Third Quarter of Fiscal 2005, primarily due to $2.0 million decreased gross profit, $0.7 million increased expenses associated with operating initiatives, and stock-based compensation of $0.9 million, partially offset by an estimated $0.1 million favorable impact of currency translation. Income from operations in the Industrial segment for the Third Quarter of Fiscal 2006 was $2.9 million, flat compared to income from operations for the Third Quarter of Fiscal 2005, as $1.0 million increased gross profit was offset by $0.9 million increased expenses associated with operating initiatives and stock-based compensation expense of $0.1 million.

Interest expense was $0.4 million for the Third Quarter of Fiscal 2006, a decrease of $0.1 million compared to $0.5 million for the Third Quarter of Fiscal 2005, due to a reduction in the Company’s long-term debt obligations.

Interest income was $0.7 million for the Third Quarter of Fiscal 2006, flat compared to interest income for the Third Quarter of Fiscal 2005, as higher average interest rates were offset by a lower average balance of cash, cash equivalents and short-term investments during the Third Quarter of Fiscal 2006 compared to the Third Quarter of Fiscal 2005.

Other income (expense), net was $0.7 million of net income for the Third Quarter of Fiscal 2006, compared to $0.7 million of net expense for the Third Quarter of Fiscal 2005, primarily due to gains on foreign currency transactions in the Third Quarter of Fiscal 2006 compared to losses on foreign currency transactions in the Third Quarter of Fiscal 2005.

Provision for income taxes totaled $4.3 million for the Third Quarter of Fiscal 2006, a decrease of 14.0% compared to $5.0 million for the Third Quarter of Fiscal 2005, primarily due to decreased income before taxes. The effective tax rate for the Third Quarter of Fiscal 2006 was 33.5%, a decrease of 0.4 percentage points compared to a tax rate of 33.9% for the Third Quarter of Fiscal 2005, primarily due to discrete items relating to tax contingencies that favorably impacted the quarter.

Net income was $8.5 million for the Third Quarter of Fiscal 2006, a decrease of 14.1% compared to $9.9 million for the Third Quarter of Fiscal 2005. The decrease was primarily due to $0.5 million net gains on foreign currency transactions in the Third Quarter of Fiscal 2006 compared to $0.7 million net losses on foreign currency transactions in the Third Quarter of Fiscal 2005. The estimated favorable impact on net income from currency translation for the Third Quarter of Fiscal 2006 was $0.1 million.

First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

Revenue for the First Nine Months of Fiscal 2006 was $290.6 million, an increase of $6.7 million, or 2.4%, compared to revenue of $283.9 million for the First Nine Months of Fiscal 2005. Revenue from international customers for the First Nine Months of Fiscal 2006 represented 66.8% of total revenue, compared to 68.8% for the First Nine Months of Fiscal 2005. Test segment revenue for the First Nine Months of Fiscal 2006 was $243.1 million, an increase of $4.3 million, or 1.8%, compared to revenue of $238.8 million for the First Nine Months of Fiscal 2005. This increase was primarily due to higher beginning backlog and increased short-cycle and service business, partially offset by an estimated $8.4 million unfavorable impact of currency translation and a $5.6 million reduction in revenue associated with the Company’s exit of the noise and vibration software business. Industrial segment revenue for the First Nine Months of Fiscal 2006 was $47.5 million, an increase of $2.4 million, or 5.3%, compared to revenue of $45.1 million for the First Nine Months of Fiscal 2005, driven by increased volume in the Sensors business in Europe and Asia, partially offset by an estimated $1.9 million unfavorable impact of currency translation.

Gross profit for the First Nine Months of Fiscal 2006 increased $2.9 million, or 2.3%, to $127.3 million, compared to gross profit of $124.4 million for the First Nine Months of Fiscal 2005. Gross profit as a percent of revenue for the First Nine Months of Fiscal 2006 was 43.8%, flat compared to gross profit as a percent of revenue for the First Nine Months of Fiscal 2005. Test segment gross profit for the First Nine Months of Fiscal 2006 was $101.9 million, a decrease of $0.8 million, or 0.8%, compared to gross profit of $102.7 million for the First Nine Months of Fiscal 2005. Gross profit as a percent of revenue for the Test segment decreased 1.1 percentage points, to 41.9%, for the First Nine Months of Fiscal 2006, compared to 43.0% for the First Nine Months of Fiscal 2005. This decrease was primarily due to unfavorable product mix and a 0.3 percentage point impact of stock-based compensation expense, partially offset by a 0.7 percentage point impact of reduced warranty expense and an estimated 0.8 percentage point favorable impact of currency translation. Industrial segment gross profit for the First Nine Months of Fiscal 2006 was $25.4 million, an increase of $3.7 million, or 17.1%, compared to gross profit of $21.7 million for the First Nine Months of Fiscal 2005. Gross profit as a percent of revenue for the Industrial segment increased 5.4 percentage points, to 53.5%, for the First Nine Months of Fiscal 2006, compared to 48.1% for the First Nine Months of Fiscal 2005, primarily due to increased volume, a 0.6 percentage point impact of improved capacity utilization and reduced warranty expense, and a 0.8 percentage point impact of charges associated with excess and obsolete inventory in the First Nine Months of Fiscal 2005. There was no significant impact on gross profit as a percent of revenue from currency translation in the Industrial segment for the First Nine Months of Fiscal 2006.

Selling expense for the First Nine Months of Fiscal 2006 increased $1.2 million, or 2.6%, to $48.1 million, compared to $46.9 million for the First Nine Months of Fiscal 2005, primarily due to $3.0 million increased expense associated with marketing initiatives in the Test segment, $1.5 million increased staffing and commission expense in the Industrial segment, and $0.8 million stock-based compensation expense, partially offset by a $3.0 million decrease in expense associated with the exited noise and vibration software business and an estimated $1.1 million favorable impact of currency translation. Selling expense as a percent of revenue for the First Nine Months of Fiscal 2006 was 16.6% compared to 16.5% for the First Nine Months of Fiscal 2005.

General and administrative expense for the First Nine Months of Fiscal 2006 increased $2.6 million, or 11.5%, to $25.3 million, compared to $22.7 million for the First Nine Months of Fiscal 2005. This increase was primarily due to stock-based compensation expense of $1.4 million, a $1.3 million increase in consulting expenses associated with growth initiatives, a $0.4 million increase in legal expenses, and $0.2 million bad debt expense, partially offset by a $0.4 million decrease in employee incentives and benefits and an estimated $0.3 million favorable impact of currency translation. General and administrative expense as a percent of revenue increased to 8.7% for the First Nine Months of Fiscal 2006, compared to 8.0% for the First Nine Months of Fiscal 2005.

Research and development expense totaled $13.6 million for the First Nine Months of Fiscal 2006, an increase of 23.6% compared to $11.0 million for the First Nine Months of Fiscal 2005. This increase was primarily due to a planned increase in expenditures for new product development in both the Test and Industrial segments, partially offset by a $0.8 million decrease in expense associated with the exited noise and vibration software business. Research and development expense as a percent of revenue increased to 4.7% for the First Nine Months of Fiscal 2006, compared to 3.9% for the First Nine Months of Fiscal 2005. There was no significant impact on research and development expense from currency translation or stock-based compensation for the First Nine Months of Fiscal 2006.

Gain on sale of assets of $0.9 million for the First Nine Months of Fiscal 2006 resulted from the sale of assets of the Company’s noise and vibration business.

Income from operations decreased 5.7%, to $41.2 million, for the First Nine Months of Fiscal 2006, compared to $43.7 million for the First Nine Months of Fiscal 2005. Income from operations in the Test segment decreased $3.8 million, or 10.2%, to $33.4 million for the First Nine Months of Fiscal 2006, compared to $37.2 million for the First Nine Months of Fiscal 2005, primarily due to stock-based compensation expense of $2.8 million, an estimated $0.6 million unfavorable impact of currency translation, and 1.3 million increased expenses associated with operating initiatives, partially offset by the $0.9 million gain on the sale of assets in the First Nine Months of Fiscal 2006. Income from operations in the Industrial segment increased by $1.3 million, or 20.0%, to $7.8 million for the First Nine Months of Fiscal 2006, compared to $6.5 million for the First Nine Months of Fiscal 2005, primarily due to $4.2 million increased gross profit, partially offset by $2.1 million increased operating expenses, stock-based compensation expense of $0.3 million and an estimated $0.5 million unfavorable impact of currency translation.

Interest expense was $1.3 million for the First Nine Months of Fiscal 2006, a decrease of $0.3 million compared to $1.6 million for the First Nine Months of Fiscal 2005, due to a reduction in the Company’s long-term debt obligations.

Interest income was $2.2 million for the First Nine Months of Fiscal 2006, an increase of $0.6 million compared to interest income of $1.6 million for the First Nine Months of Fiscal 2005, as higher average interest rates were partially offset by a lower average balance of cash, cash equivalents and short-term investments during the First Nine Months of Fiscal 2006 compared to the First Nine Months of Fiscal 2005.

Other income (expense), net was $1.0 million of net income for the First Nine Months of Fiscal 2006, compared to $0.3 million of net expense for the First Nine Months of Fiscal 2005, primarily due to gains on foreign currency transactions in the First Nine Months of Fiscal 2006 compared to losses on foreign currency transactions in the First Nine Months of Fiscal 2005.

Provision for income taxes totaled $15.4 million for the First Nine Months of Fiscal 2006, an increase of 0.7% compared to $15.3 million for the First Nine Months of Fiscal 2005, as a slightly higher effective tax rate was partially offset by lower income before taxes during the First Nine Months of Fiscal 2006. The effective tax rate for the First Nine Months of Fiscal 2006 was 35.7%, an increase of 0.5 percentage points compared to a tax rate of 35.2% for the First Nine Months of Fiscal 2005, primarily due to the scheduled phase-out of certain tax benefits such as the R&D credit and extraterritorial income exclusion.

Net income was $27.7 million for the First Nine Months of Fiscal 2006, an increase of 4.1% compared to $26.6 million for the First Nine Months of Fiscal 2005. The increase was primarily due to $0.8 million net gains on foreign currency transactions in the First Nine Months of Fiscal 2006 compared to $0.4 million net losses on foreign currency transactions in the First Nine Months of Fiscal 2005 and a $1.5 million loss from discontinued operations in the First Nine Months of Fiscal 2005, partially offset by decreased income from operations and an estimated $0.7 million unfavorable impact of currency translation for the First Nine Months of Fiscal 2006.

Capital Resources and Liquidity

Total cash and cash equivalents increased $8.3 million in the First Nine Months of Fiscal 2006, primarily due to strong earnings, advance payments received from customers, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, increased income taxes payable, and proceeds from the exercise of stock options, partially offset by employee incentives and related benefits payments, increased accounts and unbilled receivables, purchases of the Company’s common stock, and dividend payments. Total cash and cash equivalents increased $11.3 million in the First Nine Months of Fiscal 2005, primarily due to strong earnings, decreased working capital requirements, increased income taxes payable and proceeds from the exercise of stock options, partially offset by net purchases of short-term investments, purchases of the Company’s common stock, and dividend payments. The Company believes that its anticipated operating cash flows and funds available from cash, cash equivalents and short-term investments totaling $115.3 million at July 1, 2006 are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash of $25.3 million for the First Nine Months of Fiscal 2006, compared to cash provided of $50.8 million for the First Nine Months of Fiscal 2005. Operating cash flow for the First Nine Months of Fiscal 2006 primarily resulted from strong earnings, $8.4 million increased advance payments from customers, and $3.9 million increased income taxes payable, partially offset by net employee incentives and related benefits payments of $5.5 million and an increase in accounts and unbilled receivables of $11.3 million. Operating cash flow for the First Nine Months of Fiscal 2005 was primarily due to strong earnings, a decrease in working capital requirements of $13.0 million, and an increase in accrued income taxes of $6.2 million.

Cash flows from investing activities provided cash totaling $46.6 million for the First Nine Months of Fiscal 2006, compared to a use of cash of $20.9 million for the First Nine Months of Fiscal 2005. During the First Nine Months of Fiscal 2006, the Company received net proceeds of $52.7 million from the conversion of short-term investments to cash and cash equivalents and invested $6.0 million in property and equipment additions. During the First Nine Months of Fiscal 2005, the Company made net purchases of short-term investments of $15.1 million and invested $5.8 million in property and equipment additions, of which $0.3 million related to discontinued operations.

Cash flows from financing activities required the use of cash totaling $67.2 million for the First Nine Months of Fiscal 2006, compared to a use of cash totaling $17.6 million for the First Nine Months of Fiscal 2005. The cash usage for the First Nine Months of Fiscal 2006 was due to the use of $64.5 million to purchase shares of the Company’s common stock, payment of cash dividends of $5.8 million, and net repayment of interest-bearing debt of $2.4 million, partially offset by $4.4 million received in connection with employee stock option exercises and $1.1 million equity compensation income tax benefits. The cash usage from financing activities for the First Nine Months of Fiscal 2005 was due to the repurchase of $22.8 million of the Company’s common stock, payment of cash dividends of $3.2 million, and net repayment of interest-bearing debt of $1.2 million, partially offset by $9.6 million received in connection with employee exercises of stock options and purchases under the Company’s employee stock purchase plan.

Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At July 1, 2006, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the Third Quarter of Fiscal 2006, the Company purchased 134,800 shares of its common stock for $5.0 million. During the Third Quarter of Fiscal 2005, the Company purchased 292,000 shares of its common stock for $8.9 million.

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

For the nine-month period ended July 1, 2006 and fiscal year ended October 1, 2005, the reserve for restructuring was as follows:

	Severance Charges	Contract Termination Charges	Total
	(in thousands of dollars)
Balances at October 2, 2004	$—	$—	$—
Provision	1,267	52	1,319
Write-off/payments	—	—	—

Balances at October 1, 2005	1,267	52	1,319

Provision	30	30
Write-off/payments	(1,198)	(52)	(1,250)

Balances at July 1, 2006	$99	$—	$99

Revenue from the noise and vibration software business for the First Nine Months of Fiscal 2006 decreased $5.7 million, to $1.3 million, compared to revenue of $7.0 million for the First Nine Months of Fiscal 2005. Operating expenses for the First Nine Months of Fiscal 2006 decreased $3.4 million, to $1.3 million, compared to $4.7 million for the First Nine Months of Fiscal 2005. The Company anticipates a continued reduction in revenue and operating expenses for this business in the remainder of Fiscal 2006, as it depletes its $0.1 million backlog at July 1, 2006 and finalizes the completion of customer support activities. Revenue and operating expenses for this business in the fourth quarter of fiscal 2006 are expected to be negligible, compared to revenue of $2.2 million and operating expenses of $2.2 million for the fourth quarter of fiscal year 2005. The Company does not anticipate any future revenue or operating expenses associated with the noise and vibration software business after fiscal year 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at July 1, 2006 included $91.4 million of cash and cash equivalents and $23.9 million of short-term investments. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits with high credit ratings and for which interest rates are re-set to market rates every 1-90 days. The short-term investment portfolio is invested in long-term municipal debt with high credit ratings, reported at market values for which interest rates are re-set every 7-35 days. The short maturities and frequent interest rate re-sets on these investments significantly mitigate the potential impact of market interest rates on the value of the investment portfolio.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase of $26.6 million in revenue for the nine months ended July 1, 2006. A hypothetical 10% depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated decrease of $26.6 million in revenue for the nine months ended July 1, 2006. The Company enters into foreign currency exchange contracts to reduce its exposure to foreign currency exchange rate changes on forecasted foreign currency denominated transactions and monetary balance sheet positions. Additional information is included in Note 8 to the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

At July 1, 2006, the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on interest expense or cash flows.

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

There have been no changes in internal control over financial reporting during the fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 2, 2006-
May 6, 2006	—	$—	—	1,623,038

May 7, 2006- June 3, 2006	—	$—	—	1,623,038

June 4, 2006- July 1, 2006	134,800	$36.99	134,800	1,488,238

Total	134,800	$36.99	134,800

The Company purchases Company common stock to offset the dilution created by employee stock compensation programs and as an alternative in returning cash directly to shareholders. The Company executes all its purchases of Company stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

On August 25, 2005, the Company announced that its Board of Directors approved a 3.0 million share purchase program. Pricing under the program has been delegated to management. There is no expiration date for the program.

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

MTS SYSTEMS CORPORATION

Dated:	August 7, 2006	By:	/s/ Sidney W. Emery, Jr.
Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer

Dated:	August 7, 2006	By:	/s/ Susan E. Knight
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).