Form 10-K
period 2006-09-30
MTS SYSTEMS CORP
filed 2006-12-11
CIK 68709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) Check One:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $761,610,020.

As of December 1, 2006, the registrant had outstanding 18,210,587 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareowners to be held January 30, 2007 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation

Annual Report on Form 10-K

PART I

Item 1.	Business

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of mechanical test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS high-performance position sensors provide controls for a variety of industrial and vehicular applications. The Company was incorporated on September 12, 1967.

Customers and Products by Business Segment

The Company’s operations are organized into two business segments -- the Test segment and the Industrial segment. The operational alignment of these segments allows the Company to maintain a strategic focus on markets having different product and market applications for the Company’s technologies.

Test Segment: Customers of this segment use the Company’s products, systems, and services for research, product development, and quality control to determine the mechanical properties and performance of materials, products, and structures. In addition to standard products, the Company offers highly customized systems for simulation and testing. These systems frequently contain “first of kind” advances that are new to a specific application. Products include rolling road simulators, multi-axial test systems, and earthquake simulation systems. Many of the segment’s products and services support customers’ mechanical design automation processes. The Test segment serves customers in the following markets:

Ground Vehicles: This market consists of automobile, truck, motorcycle, construction, agricultural equipment, and off-road vehicle manufacturers and their suppliers. Equipment, systems, and consulting services are used to test vehicular safety, noise, vibration, durability, performance, and material characteristics. This represents the largest market within the Test segment.

Aerospace: This market consists of manufacturers of commercial, military, and private aviation aircraft and their suppliers, including engine manufacturers. These customers use the Company’s products, systems, and software for full-scale structural tests on aircraft and aerospace vehicles and components, sub-systems, and materials.

Infrastructure: This market consists of test laboratories owned and/or operated by industrial, academic, or governmental entities as well as medical device manufacturers. Equipment, systems, and consulting services are used to test effects of seismic activity, effects of forces on structures, characteristics of materials, and biomechanical properties. Customers also use the Company’s material testing products for nano, bio, and electromechanical applications that require a high degree of precision and quality control during research and production. The nanomechanical test products address the needs of highly precise applications within the semiconductor, consumer electronics, and thin films and coatings industries. Biomechanical applications include implants, prostheses, and other medical and dental devices and materials. Material producers include metal, ceramic, composite, paper, and plastic manufacturers.

Services offered to customers in the above markets include on-site installation, training of customer personnel, and after-market support and maintenance.

The Test segment typically represents approximately 85% of the Company’s total revenue and provides the principal markets for the Company’s technologies.

Industrial Segment:  Customers of the Industrial segment use the Company’s sensors, sensing systems, and accessories to measure process variables and to automate production processes. Typical customers include manufacturers of mobile equipment, steel-making equipment, plastic molding machines, pulp and paper processing equipment, semiconductor equipment, and surgical room equipment.

Products in the Industrial segment include displacement position and liquid level sensors based on magnetostrictive technology. Displacement sensors accurately measure position and are often used where accurate positioning, durability, and continuous control are critical, such as in discrete (piece part) manufacturing machinery, mobile equipment, process control elements, and continuous measurement devices. Displacement sensors are also used in high-volume applications requiring dependable, precise position feedback. MTS has the capability of manufacturing cost-effective sensor products in various lengths and configurations, while maintaining an extremely high degree of accuracy. Liquid level sensors accurately measure the level of liquids in tanks and other vessels. These products are marketed to the ultimate end users, such as chemical-producing companies, and to original equipment manufacturers that design level measurement or leak detection into their control systems or accessories for remote indication.

The Industrial segment typically represents approximately 15% of the Company’s total revenue.

For additional information regarding the Company’s revenue from external customers and measures of profit and loss and total assets, see the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements appearing under Item 8 of this Form 10-K.

Common Technologies

MTS specializes in the control and measurement of forces and motion. Technologies include control technologies for test and process automation, hydraulic and electric servodrives for precise actuation, application software to tailor a test system to a specific customer need and analyze test results, and sensors for measuring machine and process parameters. In combination, these technologies and products provide integrated solutions to customers in a variety of markets. The Company’s manufacturing capability includes the production of low- to medium-volume standard and custom products and systems.

Product Development Highlights for Fiscal Year 2006

MTS invests in product, system, and application development. A combination of internal and customer funding enables MTS to advance the application of its existing technologies and develop new capabilities. Selected highlights of product developments that were in progress or completed during fiscal year 2006 include the following:

Test:

•	793 Release 4.0

MTS introduced Release 4.0 of its 793 Controller Software, which supports MAST™ test systems and gives vehicle durability test labs a common control platform for all component, sub-system, and full vehicle testing needs.

•	AeroPro™ 5.0

MTS introduced AeroPro™ 5.0, which allows aerospace testing labs with multiple controller platforms to reduce the number of software platforms in use and increase productivity. AeroPro™ 5.0 enables Aero90™ users to realize the same benefits of ease-of-use and combined data acquisition and control as AeroST™ users.

•	Bionix® Spine Wear Simulator

The MTS Bionix® Spine Wear Simulator is the first wear simulator on the market designed specifically for spinal applications. It enables orthopedic device manufacturers to perform highly accurate long-term wear, fatigue and durability simulations on both lumbar and cervical spine disc implants.

•	MAST™

MTS introduced the newest model in the hexapod kinematics family -- the Model 353.20 Multi-Axial Simulation Table (MAST™). The Model 353.20 MAST™ provides the durability and squeak/rattle testing results necessary for automobile manufacturers to meet the demands of today’s consumers.

•	Series 201 Actuators

MTS introduced an affordable, single-ended actuator line to meet customer requirements for low dynamic test solutions. Series 201 actuators provide customers with a robust solution that integrates seamlessly with existing MTS products.

•	SWIFT® 50 GLP (Global Low Profile) Product Family Extension

MTS introduced a new model of the SWIFT® Wheel Force Transducer family that will accommodate the requirements of worldwide heavy truck applications, including the larger spindle sizes of European and Asian heavy trucks. The SWIFT® 50 GLP is significantly smaller and lighter than previous designs.

•	Tire Test System Product Family

The MTS Tire Rolling Resistance Measurement System platform was redesigned to be more compact while accommodating larger and wider drums. A spindle for commercial truck tires offers over 30% greater radial load capacity than previously available.

•	Uni-Axial Seismic Simulator

The Uni-Axial Seismic Simulator is capable of reproducing seismic events to enable researchers and engineers to design structures to withstand such events. The new Uni-Axial Simulator allows customers to begin seismic testing at an affordable price.

•	Wind Tunnel Motion and Measurement Systems

The new dynamic platform balance for the MTS Flat-Trac® 5-Belt Rolling Road system offers higher measurement bandwidth than traditional platform balances used in motorsports and passenger car development.

Industrial:

•	Temposonics® G-Series Redundant Sensor

The Temposonics® G-Series redundant sensor opens new markets for the magnetostrictive technology applications that require system redundancy for safety and reliability. The G-Series sensor is based on MTS’ standard modular structure and provides both sensor element and electronics redundancy. The target markets include power generation and medical applications.

•	Temposonics® R-Series EtherCat Sensor

The Temposonics® R-Series EtherCat sensor is an addition to the high-performance product line. It leverages the emerging industrial Ethernet communications trend. The combination of high-speed communication and computing power moves MTS’ technology to a higher level of sensor performance. The target market is high-performance motion control in industrial machines.

•	Temposonics® MS Sensor

The Temposonics® MS sensor is the latest addition to the mobile hydraulics product line. This sensor incorporates miniaturized electronics in order to meet the requirements of the small-diameter cylinders typically used in steer-by-wire applications. Markets include construction machines, agricultural equipment, and other off-highway applications.

MTS, Flat-Trac, SWIFT, and Temposonics are registered trademarks, and Aero90, AeroPro, AeroST, and MAST are trademarks of MTS Systems Corporation.

Characteristics of Sales

The Company’s systems and products are sold worldwide to a large variety of industrial companies, government agencies, and academic and other research institutions. MTS is generally not dependent on any single customer for a significant portion of its business. Approximately 45-50% of the Company’s revenue is associated with the ground vehicles market, and approximately 65-70% of the Company’s revenue is from customers outside the United States. The Company’s foreign operations and revenue derived from customers located in foreign countries may be affected by local political conditions, export licensing issues and restrictions, and foreign currency exchange rate fluctuations.

Test segment products and services range in price from less than $20,000 to over $20 million. The majority of Test segment revenue is generated by contracts valued at less than $5 million. The timing and volume of contracts valued at $5 million or greater may produce volatility in orders, backlog, and quarterly operating results. The majority of customer orders are based on fixed-price quotations and typically have an average sales cycle of three to nine months due to the technical nature of the products and systems. The production cycle for a typical test system ranges from one to twelve months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex test systems may be up to three years.

Industrial segment sensor products are sold in quantity at unit prices ranging from $100 to $2,000. Production cycles generally vary from several days to several months, depending on the degree of product customization and manufacturing capacity.

Sales Channels: The Company sells its products, systems, and services through a direct sales force, independent sales representatives, and to a much lesser extent, via the Internet and catalog. The Company offers a mail-order catalog of standard material testing components, accessories, and products. The sales channels for the Test and Industrial segments are separate. The direct sales force is generally staffed by engineers or highly skilled technicians who are trained to sell MTS systems and services. The direct sales force is compensated through salary and sales incentives programs, while independent sales representatives are paid on a commission basis. A list of domestic and international sales locations for the Company is as follows:

Domestic Sales Locations:

Akron, Ohio	Loveland, Colorado
Austin, Texas	Madison Heights, Michigan
Baltimore, Maryland	Minneapolis, Minnesota
Boston, Massachusetts	Oak Ridge, Tennessee
Carlsbad, California	Philadelphia, Pennsylvania
Cincinnati, Ohio	Pittsburgh, Pennsylvania
Charlotte, North Carolina	Pleasant, Wisconsin
Dallas, Texas	Raleigh, North Carolina
Dayton, Ohio	Rockford, Illinois
Detroit, Michigan	San Francisco, California
Evanston, Illinois	Washington, D.C
Gig Harbor, Washington	West Berlin, New Jersey

International Sales Locations:

Beijing, China	Nagoya, Japan
Berlin, Germany	Paris, France
Hong Kong, China	Seoul, Korea
Gloucester, United Kingdom	Shanghai, China
Gothenburg, Sweden	Tokyo, Japan
Luedenscheid, Germany	Turin, Italy

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

Export Licensing: MTS makes various export sales that require the Company to obtain approval from the United States government. Although the Company typically does not undertake manufacturing on custom systems or projects until it is assured that the appropriate governmental units will grant export approval, initial design and development work may be performed on certain systems concurrent with the license approval process. Changes in political relations between the United States and foreign countries and/or specific potential customers for which export licenses may be required, as well as various other factors, can adversely affect the Company’s ability to complete a shipment, should a license application be denied or a previously issued license be withdrawn. Political activities in various regions of the world may result in dramatic changes in export control regulations and restrictions within a relatively short period of time. In addition, the United States government maintains multilateral controls in its agreements with allies and unilateral controls based on U.S. initiatives and foreign policy that may, in certain situations, cause delays or cancellations of the Company’s orders or shipments.

Backlog

The Company’s backlog, defined as firm orders from customers that remain unfilled, totaled approximately $192 million, $220 million, and $186 million at September 30, 2006, October 1, 2005, and October 2, 2004, respectively. Based on anticipated production schedules and other factors, the Company estimates that approximately $177 million of the backlog at September 30, 2006 will be converted to revenue during fiscal year 2007. Delays may occur as a result of technical difficulties, export licensing, changes in scope, manufacturing capacity, supplier issues, or the availability of customer installation sites. Such delays may affect the period in which the backlog is recognized as revenue. While the Company’s backlog is subject to order cancellations, the Company has not historically experienced a significant volume of order cancellations.

Competition

Test Segment: Equipment, systems, and services produced by the Test segment are produced by several other companies throughout the world. The product availability and the intensity of competition vary by product line and by geographic area. The Company’s major competitors include, among others, Illinois Tool Works Inc., Zwick, Inc., Moog Inc., Saginomiya Seisakusho Inc., and Horiba, Ltd. Customers consider such factors as engineering capabilities, quality, technical features of the equipment, overall responsiveness to customer needs, service, and price as they evaluate supplier options.

In lieu of purchasing equipment, systems, or services from MTS or its competitors, customers may in some cases elect to contract with testing laboratories, including those operated by certain universities and/or governmental units, or they may choose to construct their own testing equipment from commercially available components.

Industrial Segment: The Company competes directly with small- to medium-sized specialty suppliers and also with divisions of large companies specializing in measurement and control instrumentation products. Competitors include Balluff Inc., Ametek Inc., and Novotechnik.

Manufacturing and Engineering

The Company conducts the majority of its manufacturing and engineering activities for the Test segment from its corporate headquarters in Minneapolis, Minnesota. The Test segment also has a manufacturing plant in Oak Ridge, Tennessee. In addition, engineering, project management, final systems assembly, and service may be performed in Berlin, Germany; Tokyo, Japan; Paris, France; Turin, Italy; Gloucester, United Kingdom; and Gothenberg, Sweden. Manufacturing and engineering in the Industrial Segment are located in Raleigh, North Carolina; Luedenscheid, Germany; and Tokyo, Japan.

Patents and Trademarks

The Company relies on a combination of patents, trademarks, copyrights, trade secrets, and confidentiality agreements to establish and protect its proprietary technology. The Company has filed and obtained numerous patents in the United States and abroad and regularly files patent applications worldwide in its continuing effort to establish and protect its proprietary technology. In addition, the Company has entered into exclusive and non-exclusive licenses relating to certain third-party technologies. The Company has also obtained certain trademarks for its products, and the Company maintains certain details about its processes, products, and strategies as trade secrets. The Company’s efforts to protect its intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications.

There can be no assurance that pending patent applications will result in issued patents, that patents or trademarks issued to the Company will not be challenged or circumvented by competitors, or that such patents or trademarks will be found to be valid or sufficiently broad to protect the Company’s proprietary technology or to provide it with a competitive advantage.

Research and Development

MTS generally does not perform basic research, but the Company does invest in significant product, system, and software application development. Costs associated with these development programs are expensed as incurred and aggregated $18.4 million, $14.9 million, and $12.7 million for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, respectively. From time to time, the Company also contracts with its customers to advance the state of technology and increase product functionality.

Executive Officers

The Executive Officers of the Registrant on the date of this report were:

Name	Office	Officer Since	Age

Sidney W. Emery, Jr.	Chairman, President and Chief Executive Officer	1998	60
Laura B. Hamilton	Senior Vice President, Test	2000	45
Joachim Hellwig	Vice President, Sensors	2003	57
Susan E. Knight	Vice President and Chief Financial Officer	2001	52
Kathleen M. Staby	Vice President, Human Resources and Strategy	2000	60

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers (consisting of positions with the Company, unless otherwise indicated) for the last five years, at a minimum, is as follows:

Officer	Business Experience

S. W. Emery, Jr.

Chairman since January 1999. President and Chief Executive Officer since March 1998. Various management and executive positions with Honeywell Inc. from 1985 to 1997 (Area Vice President, Western and Southern Europe, from 1994 to 1997; Group Vice President, Military Avionics Systems, from 1989 to 1994; Vice President and General Manager, Space Systems Division, from 1988 to 1989; Vice President, Operations, Process Controls Division, from 1985 to 1988).

L. B. Hamilton

Senior Vice President of Test since May 2003. Vice President, Material Testing, Aerospace, and Manufacturing Operations from 2001 to 2003. Vice President, Material Testing and Aerospace Divisions, from 2000 to 2001. Director of Reengineering from 1999 to 2000. Prior thereto, Vice President of Anatomic Pathology Business for Quest Diagnostics Inc. (a clinical laboratory) from 1997 to 1999. Executive Director, Revenue Services, Quest Diagnostics, from 1995 to 1997.

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

K. M. Staby

Vice President of Human Resources and Strategy since January 2006. Vice President of Human Resources from 2000 to 2006. Prior thereto, various management positions at Medtronic, Inc. from 1974 to 1999 (Vice President, Human Resources for Cardiac Rhythm Management from 1991 to 1999 and for Worldwide Distribution from 1989 to 1991).

Employees

MTS had 1,510 employees at September 30, 2006, including approximately 446 employees located outside the United States. None of the Company’s employees in the United States are currently covered by collective bargaining agreements. In the past, the Company has not experienced any work stoppages at any of its U.S. locations.

Sources and Availability of Raw Materials and Components

A major portion of products and systems delivered to customers may consist of equipment and component parts purchased from third-party vendors. The Company promotes a partnership relationship with its vendors, with an emphasis on continuous improvement in a number of critical areas including, but not limited to, quality, performance, and technological advances. The Company is dependent, in certain situations, on a limited number of vendors to provide computer hardware, electronics, software devices, and raw materials. However, MTS has not experienced significant issues in procuring any essential materials, parts, or components needed in its engineering or production processes for any extended period of time.

Since the Company generally sells its products based on fixed-price contracts, fluctuations in the cost of materials or components between the date of order and the delivery date may impact the expected profitability of any project. The Company believes that such fluctuations in the cost of raw materials and components have not had a significant effect on reported operating results.

Available Information

The MTS website address is www.mts.com. MTS makes available on its website Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The MTS Code of Business Conduct, as well as any waivers from and amendments to the Code, are also posted on the Company’s website.

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

In addition to the Minneapolis, Minnesota facility, the Test segment has four other domestic locations. The Company leases 16,000 square feet in a facility located in Madison Heights, Michigan. The lease agreement for this facility terminates in 2009. The Company leases 15,400 square feet in two facilities located in Oak Ridge, Tennessee. In 2006, the Company entered into a seven-year agreement to lease 97,000 square feet of light industrial space in Chanhassen, Minnesota. The lease for this facility expires in 2013.

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

International Facilities:

MTS has manufacturing, assembly, warehousing, and/or office facilities in several countries to support its international operations:

Berlin, Germany – an 80,000 square foot, Company-owned Test segment facility, of which a portion is leased to non-MTS entities. This facility is situated on land leased from the city government. The lease expires in 2052.

Paris, France – a 22,000 square foot, leased Test segment facility used for warehousing, service, and administrative functions. The lease expires in 2009.

Luedenscheid, Germany – a 35,000 square foot, leased Industrial segment facility located on six acres of land and used for light manufacturing and administrative functions. The lease expires in 2009.

Tokyo, Japan – an 8,400 square foot, leased Industrial segment facility used for light manufacturing and administrative functions. The lease expires in 2015.

The Company also leases small office and general-purpose space for its sales and service subsidiaries in Gloucester, United Kingdom; Gothenburg, Sweden; Turin, Italy; Seoul, Korea; Tokyo and Nagoya, Japan; and Beijing, Hong Kong, and Shanghai in the People’s Republic of China. No manufacturing is conducted at these locations.

The Company considers its current facilities adequate to support its operations during fiscal year 2007.

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

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s common stock are traded on the NASDAQ Global Select MarketSM under the symbol MTSC.

The following table sets forth the low, high, and closing share prices for the fiscal quarters indicated, as well as the volume of shares traded in the quarter. *

Quarter Ended	Low	High	Close	Volume
January 1, 2005	$20.29	$35.15	$33.81	9,279,950
April 2, 2005	$27.82	$37.72	$28.58	8,401,375
July 2, 2005	$26.13	$35.50	$34.11	7,184,021
October 1, 2005	$32.93	$42.90	$37.77	8,328,833
December 31, 2005	$29.82	$40.80	$34.58	8,656,400
April 1, 2006	$34.02	$42.05	$41.83	4,935,700
July 1, 2006	$34.98	$48.38	$39.51	6,505,864
September 30, 2006	$30.86	$39.81	$32.34	6,700,527

* Source: NASDAQ OnlineSM at www.nasdaq.net

At December 1, 2006, there were 1,186 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter October 2, 2005 - December 31, 2005	622,935	$35.40	622,935	2,621,538
Second Quarter January 1, 2006 - April 1, 2006	998,500	$37.18	998,500	1,623,068
Third Quarter April 2, 2006 - July 1, 2006	134,800	$36.99	134,800	1,488,238
Fourth Quarter Fiscal Month July 2, 2006 - August 5, 2006	—	$—	—	1,488,238
August 6, 2006 - September 2, 2006	—	$—	—	1,488,238
September 3, 2006 - September 30, 2006	—	$—	—	1,488,238

Fourth Quarter	—	$—	—	1,488,238

Fiscal Year 2006	1,756,235	$36.54	1,756,235

The Company purchases Company common stock to offset dilution from new shares created by employee equity compensation such as stock options, restricted stock awards, and the employee stock purchase plan and as a means of returning excess cash to shareholders. The Company executes all of its purchases of Company shares in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

During fiscal year 2006, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005. Authority over pricing and timing under the program has been delegated to management. The program has no expiration date.

The Company’s dividend policy is to maintain a long-term payout ratio of 25% of net earnings. In the fourth quarter of fiscal year 2006, the Company increased the quarterly dividend 10%, to $0.11 per share.

The Company’s long-term debt agreements have requirements on the minimum level of net worth that restrict the Company’s ability to purchase stock or pay dividends. At September 30, 2006 and October 1, 2005, the Company was in compliance with all such requirements.

Information regarding the Company’s equity compensation plans required pursuant to Item 201(d) of Regulation S-K is included in Item 12 of this form 10-K, which is incorporated herein by reference.

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company, which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of income data for each of the three fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 and the balance sheet data at September 30, 2006 and October 1, 2005 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended September 27, 2003 and September 28, 2002 and the balance sheet data at September 27, 2003 and September 28, 2002 are derived from financial statements of the Company that are not included in this report.

Five-Year Financial Summary

(September 30, 2006, October 1, 2005, October 2, 2004, September 27, 2003, and September 28, 2002)

(expressed in thousands, except per share data and numbers of shareholders and employees)

	2006	2005	2004[1]	2003	2002
Operations

Revenue	$396,785	$374,377	$338,204	$316,213	$307,919
Gross profit	172,665	163,582	138,361	117,350	118,978
Gross profit as a % of revenue	43.5%	43.7%	40.9%	37.1%	38.6%
Research and development expense	$18,413	$14,936	$12,663	$13,827	$14,009
Research and development as a % of revenue	4.6%	4.0%	3.7%	4.4%	4.5%
Effective income tax rate	33.9%	29.4%	36.7%	33.8%	34.2%
Income before discontinued operations and cumulative effect of accounting changes	$38,862	$36,569	$27,208	$19,574	$21,326
Net income	39,323	37,058	28,983	20,313	4,282
Net income as a % of revenue	9.9%	9.9%	8.6%	6.4%	1.4%
Diluted earnings per share of common stock before discontinued operations and cumulative effect of accounting changes	$2.02	$1.79	$1.27	$0.92	$1.00
Diluted earnings per share of common stock	2.04	1.81	1.35	0.95	0.20
Weighted average dilutive shares outstanding during the year[2]	19,229	20,509	21,464	21,474	21,433
Net interest (income) expense	$(1,879)	$(220)	$983	$1,453	$2,896
Depreciation and amortization	7,863	8,638	8,371	8,432	8,622

Financial Position

Cash, cash equivalents and short-term investments	$121,537	$159,793	$129,303	$132,743	$97,550
Property and equipment, net	43,614	42,953	44,406	47,562	47,796
Total assets	324,123	351,732	341,635	330,378	326,948
Interest-bearing debt[3]	15,895	23,963	30,718	37,709	49,417
Total shareholders’ investment	169,321	188,432	171,796	176,106	162,265
Interest-bearing debt as a % of shareholders’ investment	9.4%	12.7%	17.9%	21.4%	30.5%
Return on equity[4]	20.9%	21.6%	16.5%	12.5%	2.7%

	2006	2005	2004[1]	2003	2002
Other Statistics

Number of common shareholders of record at year-end[5]	1,201	1,471	1,644	1,907	2,058
Number of employees at year-end	1,510	1,549	1,501	1,531	1,603
Orders	$376,895	$404,377	$387,307	$295,195	$328,016
Backlog of orders at year-end	191,819	219,680	186,228	141,386	159,253
Cash dividends paid per share	0.41	0.34	0.26	0.24	0.24

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

MTS Systems Corporation is a leading global supplier of mechanical test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,510 employees and revenue of $397 million for the fiscal year ended September 30, 2006.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended September 30, 2006 and October 1, 2005 consisted of 52 weeks. The fiscal year ended October 2, 2004 consisted of 53 weeks.

Summary of Results

Orders for fiscal year 2006 decreased 6.8%, to $376.9 million, compared to orders of $404.4 million for fiscal year 2005. In fiscal year 2004, orders totaled $387.3 million. The decrease in orders in fiscal year 2006 from fiscal year 2005 is primarily due to a decrease in large custom orders in the Test segment in Europe and Asia, an $8.4 million reduction in volume associated with the noise and vibration business that the Company exited at the end of fiscal year 2005, and an estimated $6.9 million unfavorable impact from currency translation, partially offset by increased volume in the Test segment in North America and continued growth in the Industrial segment. The increase in orders in fiscal year 2005 from fiscal year 2004 is primarily due to increased volume in the Test segment in Europe and Asia, increased volume in the Industrial segment across all geographies, and an estimated $7.9 million favorable impact from currency translation.

Backlog of undelivered orders at September 30, 2006 decreased 12.7%, to $191.8 million, compared to backlog of $219.7 million at October 1, 2005. Backlog at the end of fiscal year 2004 totaled $186.2 million. The current year decrease in backlog from fiscal year 2005 is primarily attributable to decreased custom order volume in the Test segment.

Revenue of $396.8 million for fiscal year 2006 increased 6.0%, compared to revenue of $374.4 million for fiscal year 2005. Revenue for fiscal year 2004 totaled $338.2 million. The increase in revenue in fiscal year 2006 from fiscal year 2005 was primarily due to higher beginning backlog, increased short-cycle and service business in the Test segment, and continued growth in the Sensors business, partially offset by a $7.7 million reduction in revenue associated with the Company’s exit of the noise and vibration software business and an estimated $9.6 million unfavorable impact of currency translation. The increase in revenue in fiscal year 2005 from fiscal year 2004 was primarily due to higher beginning backlog, increased custom and short-cycle business in the Test segment, continued growth in the Sensors business, and an estimated $7.4 million favorable impact from currency translation.

Gross profit for fiscal year 2006 increased 5.6%, to $172.7 million, compared to gross profit of $163.6 million for fiscal year 2005. Gross profit for fiscal year 2004 totaled $138.4 million. The increase in gross profit in fiscal year 2006 from fiscal year 2005 was primarily driven by higher volume in both segments and $3.6 million in fiscal year 2005 exit costs associated with the noise and vibration business, partially offset by $1.1 million of stock compensation expense and an estimated $2.3 million unfavorable impact of currency translation. The increase in gross profit in fiscal year 2005 from fiscal year 2004 was primarily driven by higher volume in both segments, favorable product mix and productivity gains in the Test segment, and an estimated $2.1 million favorable impact of currency translation, partially offset by $3.6 million of fiscal year 2005 noise and vibration business exit costs.

Income before income taxes and discontinued operations for fiscal year 2006 increased 13.5%, to $58.8 million, compared to $51.8 million for fiscal year 2005. Income before income taxes and discontinued operations for fiscal year 2004 totaled $43.0 million. The increase in fiscal year 2006 from fiscal year 2005 was primarily driven by higher gross profit in both segments, a $0.9 million gain on sale of assets of the noise and vibration business, and $0.9 million of fiscal 2005 costs associated with the exit of the noise and vibration business, partially offset by planned increases in operating expenses, $4.2 million of stock compensation expense, and an estimated $0.9 million unfavorable impact of currency translation. The increase in income before income taxes and discontinued operations in fiscal year 2005 from fiscal year 2004 was primarily driven by increased volume in both segments, improved margins in the Test segment, and an estimated $0.6 million favorable impact of currency translation, partially offset by $4.5 million of fiscal year 2005 costs associated with the exit of the Company’s noise and vibration business.

Net income was $39.3 million, or $2.04 per diluted share, for fiscal year 2006, an increase of 5.9% compared to $37.1 million, or $1.81 per diluted share, for fiscal year 2005 and increased from $29.0 million, or $1.35 per diluted share, for fiscal year 2004. The increase in net income in fiscal year 2006 from fiscal year 2005 was primarily driven by higher income before income taxes and discontinued operations, a $2.1 million favorable net impact of foreign currency transaction gains, and $1.7 million favorable net interest, partially offset by increased income tax expense and an estimated $0.9 million unfavorable impact of currency translation. The increase in net income in fiscal year 2005 from fiscal year 2004 was due to increased income before income taxes and discontinued operations, a $2.6 million reduction in tax expense resulting from resolution of previously reserved tax matters, a $3.1 million net gain on the disposal of discontinued businesses, net of tax, and an estimated $0.4 million favorable impact of currency translation. These effects were partially offset by a $2.6 million loss from discontinued operations, net of tax, in fiscal year 2005 and $1.8 million income from discontinued operations, net of tax, in fiscal year 2004.

During fiscal year 2006, the Company purchased approximately 1.8 million shares of its common stock. The reduction in shares outstanding positively impacted the Company’s earnings per share by $0.12 for fiscal year 2006.

Detailed Financial Results

Orders and Backlog
	2006	2005	2004
	(expressed in thousands)
Orders	$376,895	$404,377	$387,307
Backlog of Undelivered Orders	$191,819	$219,680	$186,228

Orders for fiscal year 2006 totaled $376.9 million, a decrease of $27.5 million, or 6.8%, compared to orders of $404.4 million for fiscal year 2005. In fiscal year 2004, orders totaled $387.3 million. The decrease in orders in fiscal year 2006 from fiscal year 2005 was primarily due to a decrease in large custom orders in the Test segment in Europe and Asia, as the Company continues to experience a protracted sales cycle on large custom orders. The decrease in orders in fiscal year 2006 was also due to an $8.4 million reduction in volume associated with the noise and vibration business that the Company exited at the end of fiscal year 2005 and an estimated $6.9 million unfavorable impact from currency translation. These decreases were partially offset by increased volume in the Test segment in North America and continued growth in the Industrial segment, particularly in Europe and Asia. The increase in orders in fiscal year 2005 from fiscal year 2004 was primarily due to increased volume in the Test segment in Europe and Asia, increased volume in the Industrial segment across all geographies, and an estimated $7.9 million favorable impact of currency translation.

Orders for the Test segment totaled $310.7 million for fiscal year 2006, a decrease of $32.2 million, or 9.4%, compared to orders of $342.9 million for fiscal year 2005. Test segment orders for fiscal year 2004 totaled $333.4 million. The Test segment booked 82.4% of total Company orders for fiscal year 2006, compared to 84.8% of total Company orders for fiscal year 2005 and 86.1% for fiscal year 2004. The decrease in orders in fiscal year 2006 from fiscal year 2005 was primarily due to a decrease in large custom orders in Europe and Asia, an $8.4 million reduction in volume associated with the noise and vibration business, and an estimated $5.1 million unfavorable impact of currency translation, partially offset by increased order volume in North America. The increase in orders in fiscal year 2005 from fiscal year 2004 was primarily due to increased volume in Europe and Asia and an estimated $6.4 million favorable impact of currency translation.

Orders for the Industrial segment totaled $66.2 million for fiscal year 2006, an increase of $4.7 million, or 7.6%, compared to orders of $61.5 million for fiscal year 2005. Orders for the Industrial segment in fiscal year 2004 totaled $53.9 million. The Industrial segment booked 17.6% of total Company orders for fiscal year 2006, compared to 15.2% of total Company orders for fiscal year 2005 and 13.9% for fiscal year 2004. The increase in orders in fiscal year 2006 from fiscal year 2005 was primarily due to increased volume in the Sensors business in Europe and Asia, partially offset by an estimated $1.8 million unfavorable impact of currency translation. The increase in orders in fiscal year 2005 from fiscal year 2004 reflects growth in the Sensors business across all geographies and an estimated $1.5 million favorable impact of currency translation.

Orders from customers located in North America totaled $153.9 million during fiscal year 2006, up $23.5 million, or 18.0%, compared to orders of $130.4 million for fiscal year 2005. Orders received in North America during fiscal year 2004 totaled $130.1 million. International orders received during fiscal year 2006 of $223.0 million decreased by $51.0 million, or 18.6%, compared to orders received during fiscal year 2005 of $274.0 million. International orders in fiscal year 2004 totaled $257.2 million.

Backlog of undelivered orders at September 30, 2006 totaled $191.8 million, a decrease of approximately $27.9 million, or 12.7%, compared to backlog of $219.7 million at October 1, 2005. Backlog at the end of fiscal year 2004 totaled $186.2 million. The decrease in backlog in fiscal year 2006 from fiscal year 2005 was primarily due to decreased order volume in the Test segment. The increase in backlog in fiscal year 2005 from fiscal year 2004 was primarily attributable to increased order volume in the Test segment. The Company believes backlog is not an absolute indicator of its future revenue because a substantial portion of the orders constituting this backlog could be cancelled at the customer’s discretion. However, the Company seldom experiences cancellations of orders larger than $1.0 million. Based on anticipated production schedules and other factors, the Company believes that approximately $177 million of the backlog at September 30, 2006 will be converted to revenue during fiscal year 2007.

Revenue
	2006	2005	2004
	(expressed in thousands)
Revenue	$396,785	$374,377	$338,204

Revenue for fiscal year 2006 totaled $396.8 million, an increase of $22.4 million, or 6.0%, compared to revenue of $374.4 million for fiscal year 2005. Revenue for fiscal year 2004 totaled $338.2 million. The increase in revenue in fiscal year 2006 from fiscal year 2005 was primarily due to higher beginning backlog, increased short-cycle and service business in the Test segment, and continued growth in the Sensors business, partially offset by a $7.7 million reduction in revenue associated with the noise and vibration business, which the Company exited at the end of fiscal year 2005, and an estimated $9.6 million unfavorable impact of currency translation. The increase in revenue in fiscal year 2005 from fiscal year 2004 was primarily due to higher beginning backlog, increased custom and short-cycle business in the Test segment, continued growth in the Sensors business, and an estimated $7.4 million favorable impact of currency translation.

Revenue for the Test segment totaled $332.6 million for fiscal year 2006, compared to revenue of $313.5 million for fiscal year 2005 and revenue of $285.9 million for fiscal year 2004. The increase in revenue for fiscal year 2006 was primarily due to increased short-cycle and service business, partially offset by a $7.7 million reduction in revenue associated with the noise and vibration business and an estimated $7.8 million unfavorable impact of currency translation. The increase in revenue for fiscal year 2005 was primarily due to higher beginning backlog, increased project and short-cycle business, and an estimated $5.8 million favorable impact from currency translation.

Revenue for the Industrial segment totaled $64.2 million for fiscal year 2006, compared to $60.9 million for fiscal year 2005 and $52.3 million for fiscal year 2004. The increase in revenue in fiscal year 2006 from fiscal year 2005 was primarily due to higher order volume in Europe and Asia, partially offset by an estimated $1.8 million unfavorable impact of currency translation. The increase in fiscal year 2005 revenue from fiscal year 2004 was primarily due to higher beginning backlog, increased order volume in the Sensors business across all geographies, and an estimated $1.6 million favorable impact of currency translation.

Revenue of $135.9 million in North America for fiscal year 2006 increased $16.1 million, or 13.4%, compared to revenue of $119.8 million for fiscal year 2005. Revenue in North America for fiscal year 2004 totaled $128.8 million. Revenue in Europe of $142.6 million for fiscal year 2006 increased $8.4 million, or 6.3%, compared to $134.2 million for fiscal year 2005. Revenue in Europe for fiscal year 2004 totaled $110.8 million. Revenue of $117.9 million in Asia for fiscal year 2006 decreased $2.0 million, or 1.7%, compared to $119.9 million for fiscal year 2005. Revenue in Asia for fiscal year 2004 totaled $95.3 million. Other international revenue totaled $0.4 million, $0.5 million, and $3.3 million, respectively, for fiscal years 2006, 2005, and 2004.

Although selective product price changes were implemented during each of the three fiscal years, the overall impact of pricing changes did not have a material effect on reported revenue.

Gross Profit
	2006	2005	2004
	(expressed in thousands)
Gross Profit	$172,665	$163,582	$138,361
% of Revenue	43.5%	43.7%	40.9%

Gross profit as a percentage of revenue decreased to 43.5% for fiscal year 2006 from 43.7% for fiscal year 2005. Gross profit as a percentage of revenue was 40.9% for fiscal year 2004. The decrease in gross profit as a percentage of revenue for fiscal year 2006 from fiscal year 2005 was primarily due to product mix, increased manufacturing and engineering costs in the Test business, and a 0.3 percentage point unfavorable impact of $1.1 million of stock compensation expense in the Test segment, partially offset by a 1.0 percentage point favorable impact of $3.6 million in fiscal year 2005 costs associated with the exit of the noise and vibration business, reduced warranty charges, and an estimated 0.6 percentage points favorable impact of currency translation. The increase in gross profit as a percentage of revenue for fiscal year 2005 from fiscal year 2004 was primarily driven by improved project execution, favorable product mix, and other productivity gains in the Test segment, partially offset by a 1.0 percentage point unfavorable impact of $3.6 million of costs associated with the exit of the noise and vibration business, as well as an estimated 0.3 percentage points unfavorable impact of currency translation.

Gross profit as a percentage of revenue for the Test segment was 41.6% for fiscal year 2006, a decrease compared to 42.8% for fiscal year 2005 and an increase compared to 39.4% for fiscal year 2004. The decrease in gross profit rate in fiscal year 2006 was primarily due to unfavorable product mix, increased manufacturing and engineering costs, and a 0.3 percentage point unfavorable impact of $1.1 million of stock compensation expense, partially offset by a 1.1 percentage point favorable impact of $3.6 million in fiscal year 2005 costs associated with the exit of the noise and vibration business, reduced warranty charges, and an estimated 0.5 percentage points favorable impact of currency translation. The increase in gross profit rate for the Test segment in fiscal year 2005 from fiscal year 2004 was primarily due to improved project execution and other productivity gains, partially offset by a 1.1 percentage point unfavorable impact from the noise and vibration business exit costs of $3.6 million, as well as an estimated 0.3 percentage points unfavorable impact of currency translation.

Gross profit as a percentage of revenue for the Industrial segment was 53.6% for fiscal year 2006, an increase from 48.5% and 49.4% for fiscal years 2005 and 2004, respectively. The gross profit rate increase in fiscal year 2006 was primarily due to increased volume and fiscal year 2005 charges associated with excess and obsolete inventory in the Sensors business that resulted from product line changes made in fiscal year 2005. The decrease in fiscal year 2005 gross profit rate from fiscal year 2004 was primarily due to the fiscal year 2005 excess and obsolete inventory charges in the Sensors business. There was no significant impact on gross profit rate due to currency translation in fiscal years 2006, 2005, or 2004.

Selling, General, and Administrative Expense
	2006	2005	2004
	(expressed in thousands)
Selling	$65,117	$65,254	$57,486
General & Administrative	34,175	30,417	26,149
Total	$99,292	$95,671	$83,635
% of Revenue	25.0%	25.6%	24.7%

Selling, general and administrative (“SG&A”) expense as a percentage of revenue decreased 0.6 percentage points in fiscal year 2006 compared to fiscal year 2005. Selling expense decreased $0.1 million for fiscal year 2006, primarily due to a $4.1 million reduction in selling costs associated with the exited noise and vibration business and an estimated $1.1 million favorable impact of currency translation, partially offset by $2.6 million increased spending on sales and marketing initiatives in the Test segment, $1.4 million increased sales incentives and commissions due to higher revenue in the Industrial segment, and $1.1 million stock-based compensation expense. Selling expense increased in fiscal year 2005 compared to fiscal year 2004 primarily due to $5.0 million of increased sales incentives and commissions, $0.7 million in expense related to noise and vibration business exit costs, and an estimated $1.1 million unfavorable impact of currency translation.

General and administrative expense increased $3.8 million for fiscal year 2006, primarily due to $1.9 million stock-based compensation expense, $1.6 million increased consulting and other professional fees, $1.1 million increased legal expenses, and $0.2 million increased bad debt expense, partially offset by $0.9 reduced expense associated with the exited noise and vibration business and a $0.3 million favorable impact of currency translation. General and administrative expense increased $4.3 million in fiscal year 2005 compared to fiscal year 2004, primarily due to $2.2 million increased legal fees and expenses associated with Sarbanes-Oxley compliance, $0.9 million increased contract labor, $0.7 million favorable bad debt and workers compensation reserve adjustments made in fiscal year 2004, and an estimated $0.4 million unfavorable impact of currency translation.

SG&A expense for the Test segment increased to $79.7 million in fiscal year 2006 from $77.6 million and $67.5 million in fiscal years 2005 and 2004, respectively. The increase in fiscal year 2006 was primarily due to $2.7 million stock-based compensation expense, $2.6 million increased consulting, legal, and other professional fees, and $2.6 million increased sales and marketing initiatives, partially offset by $5.0 million reduced expense associated with the exited noise and vibration business and an estimated $0.9 million favorable impact of currency translation. The SG&A expense increase in fiscal year 2005 compared to fiscal year 2004 was primarily due to increased sales incentives and commissions due to higher orders and revenue, and $0.9 million of noise and vibration business exit costs, $0.5 million increased legal expenses, and $1.5 million of expenses associated with Sarbanes-Oxley compliance. In addition, fiscal year 2005 SG&A expense included an estimated $1.1 million unfavorable impact of currency translation.

SG&A expense for the Industrial segment increased to $19.6 million in fiscal year 2006 from $18.1 million and $16.1 million for fiscal years 2005 and 2004, respectively. The increase in SG&A expense in fiscal year 2006 was primarily due to $1.6 million increased staffing and related expenses and $0.3 million stock-based compensation expense, partially offset by an estimated $0.4 million unfavorable impact of currency translation. The increase in SG&A expense in fiscal year 2005 from fiscal year 2004 was primarily due to increased selling expense in the Sensors business, consistent with increased revenue, and an estimated $0.4 million unfavorable impact of currency translation.

Research and Development Expense
	2006	2005	2004
	(expressed in thousands)
Research & Development	$18,413	$14,936	$12,663
% of Revenue	4.6%	4.0%	3.7%

Research and development (“R&D”) expense includes expenses for both equipment and software development in the Test and Industrial segments. During fiscal year 2006, approximately 80.0% of the Company’s total R&D spending was in the Test Segment, compared to 79.5% and 76.5% in fiscal years 2005 and 2004, respectively.

R&D expense as a percentage of revenue increased in fiscal year 2006, primarily due to a planned increase in expenditures for new product development in both the Test and Industrial segments, partially offset by a $0.4 million decrease in expense associated with the noise and vibration business. The increase in R&D expense as a percentage of revenue in fiscal year 2005 from fiscal year 2004 was also due to planned investments in new product development in both segments.

Gain on Sale of Assets

Gain on sale of assets of $0.9 million for fiscal year 2006 resulted from the sale of assets of the Company’s noise and vibration business.

Interest Income (Expense)
	2006	2005	2004
	(expressed in thousands)
Interest Expense	$(1,716)	$(2,128)	$(2,784)
Interest Income	$3,595	$2,348	$1,801

Interest expense of $1.7 million for fiscal year 2006 decreased compared to interest expense of $2.1 million and $2.8 million for fiscal years 2005 and 2004, respectively, primarily due to a reduction in long-term debt obligations. Interest income of $3.6 million for fiscal year 2006 increased compared to interest income of $2.3 million and $1.8 million for fiscal years 2005 and 2004, respectively, as increases in global interest rates more than offset declines in the Company’s average balance of cash, cash equivalents, and short-term investments.

Other Income (Expense), net

Other income for fiscal year 2006 was $1.0 million, compared to other expense of $1.4 million and other income of $1.9 million for fiscal years 2005 and 2004, respectively. Other income (expense) for fiscal year 2006 included a gain of $0.8 million related to currency transactions, compared to a loss of $1.3 million for fiscal year 2005, as gains from hedging and the revaluation of monetary assets and liabilities more than offset foreign currency transaction losses related to foreign currency-denominated project and payment settlements. Other income (expense) for fiscal year 2004 primarily consisted of net gains on the settlement of foreign currency transactions.

Operating Results
	2006	2005	2004
	(expressed in thousands)
Income Before Income Taxes and Discontinued Operations	$58,759	$51,814	$42,993
% of Revenue	14.8%	13.8%	12.7%
Effective Income Tax Rate	33.9%	29.4%	36.7%
Income Before Discontinued Operations	$38,862	$36,569	$27,208
Income Before Discontinued Operations per Diluted Share	$2.02	$1.79	$1.27

Income before income taxes and discontinued operations totaled $58.8 million for fiscal year 2006, compared to $51.8 million for fiscal year 2005. The fiscal year 2006 increase was primarily driven by increased gross profit in both segments, $5.4 million reduced operating expenses associated with the noise and vibration business, a $0.9 million fiscal year 2006 gain on sale of assets of the noise and vibration business, an estimated $2.1 million favorable net impact of foreign currency transaction gains, and $1.7 million favorable net interest. These increases were partially offset by $10.8 million planned increases in operating expenses, $4.2 million of stock compensation expense, and an estimated $1.4 million unfavorable impact of currency translation. Income before income taxes and discontinued operations for fiscal year 2005 increased to $51.8 million, compared to income before income taxes and discontinued operations of $43.0 million for fiscal year 2004. The fiscal year 2005 increase was primarily driven by increased volume in both segments, improved margins in the Test segment, and an estimated $0.6 million favorable impact of currency translation. These favorable impacts were partially offset by increased SG&A expense of $12.1 million and noise and vibration business exit costs of $4.5 million.

Income from operations for the Test segment was $44.7 million for fiscal year 2006, essentially flat compared to $44.6 million for fiscal year 2005. Income from operations for fiscal year 2004 was $35.4 million Income from operations for fiscal year 2006 decreased from fiscal year 2005 due to $8.5 million planned increases in operating expenses, $3.8 million stock compensation expense, and an estimated $0.4 million unfavorable impact of currency translation. These decreases were offset by increased gross profit, $5.4 million reduced operating expenses associated with the noise and vibration business, and a $0.9 million gain on sale of assets of the noise and vibration business. The increase in income from operations for fiscal year 2005 compared to fiscal year 2004 was primarily due to increased volume and improved margins, partially offset by increased SG&A expense and noise and vibration business exit costs of $4.5 million.

Income from operations for the Industrial segment increased to $11.1 million for fiscal year 2006, compared to income from operations of $8.4 million for fiscal year 2005. Income from operations for the Industrial segment totaled $6.7 million for fiscal year 2004. The increase in income from operations for fiscal year 2006 compared to fiscal year 2005 is primarily due to increased gross profit resulting from higher volume, partially offset by $0.4 million of stock compensation expense, increased SG&A expense, and an estimated $0.5 million unfavorable impact of currency translation. The increase in income from operations for fiscal year 2005 compared to fiscal year 2004 was primarily due to increased volume, partially offset by increased SG&A expenses.

The effective tax rate for each of the years presented is impacted by the Company’s geographic mix of income, with foreign income generally taxed at higher rates than domestic income. In addition, the effective tax rate is favorably impacted by the Company’s foreign exports, tax-exempt investments, research and development credits, and qualified domestic production activities. The effective tax rate is unfavorably impacted by certain stock option and other non-deductible business expenses. During fiscal year 2006, the Company recognized $1.8 million of favorable tax benefits primarily as a result of the closing of tax audits and the release of contingencies associated with tax matters accrued for in prior years. During fiscal year 2005, the Company recognized a favorable tax benefit of $2.6 million from the release of contingencies associated with tax matters accrued for in prior years. The fiscal year 2005 tax benefit reflected the Company’s foreign tax credit position, which allows the Company to credit taxes paid offshore against taxes assessed in the United States. These fiscal year 2006 and 2005 tax benefits lowered the effective tax rate compared to fiscal year 2004.

Fiscal year 2006 income before discontinued operations of $38.9 million, or $2.02 per diluted share, increased from income before discontinued operations of $36.6 million, or $1.79 per diluted share, and income before discontinued operations of $27.2 million, or $1.27 per diluted share, for fiscal years 2005 and 2004, respectively.

Discontinued Operations

On August 5, 2005, the Company sold substantially all of the net assets of its engine test business, which was based in Ann Arbor, Michigan and also maintained operations in Byfleet, United Kingdom, to A&D Co., Ltd. of Tokyo, Japan. This sale represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in the fourth quarter of fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations are excluded from the results of operations of the Test segment and are reported as discontinued operations for all fiscal years presented.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. As a result of this business closure, the Company recorded a loss of $0.7 million, net of tax of $0.4 million, in the fourth quarter of fiscal year 2005. The AeroMet subsidiary was historically included in the Company’s Industrial segment for financial reporting. The loss on disposition of the AeroMet business and its results of operations are excluded from the results of operations of the Industrial segment and are reported as discontinued operations for all fiscal years presented.

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results for the respective fiscal years:

	2006	2005	2004
	(expressed in thousands)
Revenue	$—	$15,982	$28,856
Income (loss) on discontinued operations before taxes and gain (loss) on sale	629	(3,918)	2,828
Provision (benefit) for income taxes	168	(1,329)	1,053
Income (loss) from discontinued operations, net of tax	$461	$(2,589)	$1,775

The assets and liabilities of discontinued operations at September 30, 2006 and October 1, 2005 were as follows:

	2006	2005
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$635	$12
Unbilled accounts receivable	—	258
Inventories	—	358
Current deferred tax assets	—	465
Other current assets	168	548
Current assets of discontinued operations	803	1,641

Machinery and equipment	—	106
Accumulated depreciation	—	(37)
Long-term assets of discontinued operations	—	69

Total assets of discontinued operations	$803	$1,710

	2006	2005
	(expressed in thousands)
Accounts payable	$—	$238
Accrued payroll-related costs	—	223
Other accrued liabilities	—	429
Total liabilities of discontinued operations	$—	$890

Accounts receivable of $0.6 million at September 30, 2006 primarily consisted of an amount due from a customer for contract work performed in fiscal year 2005 by the Company’s AeroMet subsidiary. This customer receivable balance was fully reserved as of October 1, 2005, as management deemed the receivable uncollectible. Contract close-out negotiations that occurred throughout fiscal year 2006 resulted in the recovery of this receivable balance. The Company recorded the recovery of this receivable balance in the fourth quarter of fiscal year 2006, which resulted in recognition of $0.6 million of income from discontinued operations, or $0.4 million net of tax.

Cash Flow

Total cash and cash equivalents increased $14.8 million during fiscal year 2006, primarily due to strong earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by increased working capital requirements, repayment of long-term debt, dividend payments, and purchases of the Company’s common stock. Total cash and cash equivalents increased $16.2 million during fiscal year 2005, primarily due to strong earnings, decreased working capital requirements, proceeds from the exercise of stock options, and proceeds from the sale of the discontinued engine test business, partially offset by net purchases of short-term investments, repayment of long-term debt, dividend payments, and purchases of the Company’s common stock. Total cash and cash equivalents increased $17.2 million during fiscal year 2004, primarily due to improved earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, a decrease in net deferred tax assets, and proceeds from the exercise of stock options, partially offset by net purchases of short-term investments, repayment of long-term debt, dividend payments, and purchases of the Company’s common stock.

Cash flow provided by operating activities provided cash of $38.2 million during fiscal year 2006, compared to cash provided of $56.4 million and $45.9 million in fiscal years 2005 and 2004, respectively. Fiscal year 2006 cash flow from operating activities was primarily due to strong earnings and a net decrease in deferred tax assets of $2.3 million, partially offset by $11.2 million increased working capital requirements. Operating cash flow in fiscal year 2005 primarily resulted from strong earnings during the year, a $6.0 million decrease in working capital requirements, and $6.2 million tax benefit from the exercise of stock options. Fiscal year 2004 cash flow from operating activities was primarily due to strong earnings and a net decrease in deferred tax assets of $5.1 million, partially offset by a $4.6 million increase in working capital requirements. The decrease in cash provided by operating activities during fiscal year 2006 compared to fiscal year 2005 was primarily due to a $17.2 million increase in working capital requirements and a $7.4 million decrease in tax benefit from the exercise of stock options in fiscal year 2005, partially offset by strong fiscal year 2006 earnings. Effective in fiscal year 2006, the Company is required to report the tax benefit from the exercise of stock options as a financing rather than an operating cash flow activity. The increase in cash provided by operating activities during fiscal year 2005 compared to fiscal year 2004 was primarily due to improved earnings of $8.1 million and a $10.6 million decrease in working capital requirements in fiscal year 2005 versus fiscal year 2004.

Cash flow provided by (used in) investing activities provided cash of $47.5 million during fiscal year 2006, compared to a use of cash of $7.5 million during fiscal year 2005 and cash provided of $16.7 million during fiscal year 2004. During fiscal year 2006, the Company received net proceeds of $53.1 million from the maturity of short-term investments and $1.9 million related to the fiscal year 2005 sale of discontinued businesses and invested $7.5 million in property and equipment additions. During fiscal year 2005, the Company invested $14.3 million in net purchases of short-term investments and $7.1 million in property and equipment additions and received $14.2 million net proceeds from the sale of discontinued businesses. During fiscal year 2004, the Company received net proceeds of $20.6 million from the maturity of short-term investments, $2.0 million from the sale of property and equipment, and invested $5.3 million in property and equipment additions.

Cash flow used in financing activities required a use of cash of $73.6 million during fiscal year 2006, compared to $30.9 million and $47.7 million used in fiscal years 2005 and 2004, respectively. During fiscal year 2006, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $64.5 million, net repayment of interest-bearing debt of $8.0 million, and payment of cash dividends of $7.6 million, partially offset by a $1.2 million tax benefit from the exercise of stock options and $5.2 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan. As previously mentioned, effective in fiscal year 2006, the Company is required to report the tax benefit from the exercise of stock options as a financing rather than an operating cash flow activity. The cash usage in fiscal year 2005 primarily resulted from purchases of the Company’s common stock of $33.7 million, net repayment of interest-bearing debt of $6.7 million, and payment of cash dividends of $4.8 million, partially offset by $14.4 million received from stock option exercises and purchases of stock under the Company’s employee stock purchase plan. During fiscal year 2004, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $44.3 million, net repayment of interest-bearing debt of $6.7 million, and payment of cash dividends of $6.6 million, partially offset by $9.9 million received from stock option exercises and purchases of stock under the Company’s employee stock purchase plan.

During fiscal year 2006, the Company purchased 1.8 million shares of its common stock for $64.5 million. During fiscal year 2005, the Company purchased 1.0 million shares of its common stock for $33.7 million. During fiscal year 2004, the Company purchased 2.0 million shares of its common stock for $44.3 million.

Liquidity and Capital Resources

At September 30, 2006, the Company’s capital structure was comprised of $0.2 million in short-term debt, $15.7 million in long-term debt, and $169.3 million in Shareholders’ Investment. Total interest-bearing debt was $15.9 million, down from $24.0 million at October 1, 2005 due to scheduled repayments. Shareholders’ Investment decreased by $19.1 million during fiscal year 2006, primarily due to $64.5 million in purchases of the Company’s common stock, $7.6 million in dividend payments, and $1.0 million in unrealized losses on derivative instruments, partially offset by profitable operating results, $5.2 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan, $4.7 million in stock-based compensation, $2.9 million of foreign currency translation gains, and $1.7 million tax benefit from the exercise of employee stock options.

The Company had cash, cash equivalents and short-term investments of $122 million at September 30, 2006. Of this amount, approximately $46 million was located in North America, $63 million in Europe, and $13 million in Asia. The North American balance was primarily invested in U.S. state and local municipal securities not subject to federal taxation, as well as in taxable and tax-free money market funds. In Europe, the balances were primarily invested in Euro-denominated money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits.

The Company believes its cash and cash equivalents, short-term investments, and anticipated funds from operations are adequate to fund ongoing operations, capital expenditures, and Company share purchases, as well as to fund opportunities to grow its business organically and through acquisitions.

At September 30, 2006, the Company’s contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes Payable	$222	$222	$—	$—	$—
Long-Term Debt Obligations	15,673	6,683	8,990	—	—
Capital Lease Obligations	52	36	16	—	—
Operating Lease Obligations	17,869	4,557	6,611	2,859	3,842
Interest Payable	1,758	1,045	713	—	—
Pension and Other Long-Term Obligations	12,804	231	886	460	11,227
Total	$48,378	$12,774	$17,216	$3,319	$15,069

Short-term debt outstanding at September 30, 2006 and October 1, 2005 consisted of borrowings by the Company’s Japanese subsidiaries. At September 30, 2006, the Company was in compliance with the financial terms and conditions of its long-term debt agreements. Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At September 30, 2006, the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

At September 30, 2006, the Company had letters of credit and guarantees outstanding totaling $52.1 million and $18.3 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and automobiles.

Changes in Foreign Currency Exchange Rates

The Company exports products outside the United States and often invoices customers in foreign currencies. The Company’s international subsidiaries have functional currencies other than the Company’s reporting currency and may also transact business in currencies other than their functional currencies. The operating results and financial position of the Company’s international subsidiaries are reported on a consolidated basis in U.S. dollars. Thus, the Company has expected cash flows, assets, and liabilities denominated in currencies other than the U.S. dollar or the functional currencies of its international subsidiaries. This exposes the Company to market risk related to the market value of foreign currencies versus the functional currencies of its subsidiaries. The Company has operational procedures to mitigate these non-functional currency exposures. The Company also utilizes forward and optional foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset gains or losses on specifically identified exposures.

Historically, approximately 65-70% of the Company’s revenue derives from shipments to customers outside the U.S., and about 65% of this revenue (approximately 45% of the Company’s total revenue) is denominated in currencies other than the U.S. dollar. As a result, a strengthening of the U.S. dollar relative to foreign currencies decreases the foreign currency-denominated revenue and earnings when they are translated to U.S. dollars. Conversely, a weakening of the U.S. dollar has a favorable effect on revenue and earnings. The following table illustrates financial results utilizing currency exchange rates from the prior year to estimate the impact of currency on the following financial items:

	2006	2005	2004
	(expressed in thousands)
(Decrease) increase from currency translation on:
Orders	$(6,901)	$7,883	$17,414
Revenue	(9,590)	7,392	17,078
Net Income	(895)	436	1,448
Transaction gain (loss) included in “Other income (expense), net”	$822	$(1,264)	$1,466

The net effect of currency translation on orders, revenue, and net income was unfavorable in fiscal year 2006, as the value of the U.S. dollar increased by approximately 3% against the Euro and by approximately 8% against the Japanese Yen. The U.S. dollar also increased against most other foreign currencies in fiscal year 2006.

Gains and losses on foreign currency transactions are included in Other (Expense) Income, net in the accompanying Consolidated Statements of Income. Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to Other (Expense) Income, net on the Consolidated Statement of Income.

Restructuring and Other Charges

In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Of the total business exits costs of $4.5 million recorded, $3.6 million, $0.7 million and $0.2 million were included in Cost of Sales, Selling Expense, and General and Administrative Expense, respectively, on the Consolidated Statement of Income for fiscal year 2005. These expenses were reported within the results of operations of the Company’s Test segment.

Substantially all of the severance costs were paid in fiscal year 2006, with the remaining balance to be paid in the first quarter of fiscal year 2007. Revenue from the noise and vibration business for fiscal year 2006 decreased $7.7 million, to $1.4 million, compared to revenue of $9.1 million for fiscal year 2005. Operating expenses for fiscal year 2006 decreased $5.4 million, to $1.5 million, compared to $6.9 million for fiscal year 2005. In the second quarter of fiscal year 2006, the Company sold the remaining assets of the noise and vibration business and transferred customer support activities to the buyer. No further revenue and operating expenses related to the noise and vibration business are anticipated for fiscal year 2007 or future periods.

The Company had no significant restructuring activities in fiscal years 2006 or 2004. For the fiscal years ending September 30, 2006, October 1, 2005 and October 2, 2004, the reserve for restructuring was as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 2, 2004	$—	$—	$—
Provision	1,267	52	1,319
Write-off/payments	—	—	—
Balances at October 1, 2005	1,267	52	1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by the Company’s management, and as a result, are subject to an inherent degree of uncertainty. Further information is provided in Note 1 to the Consolidated Financial Statements.

Revenue Recognition:  Due to the diversity of its products, the Company is required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. This requires a certain amount of judgment in the evaluation of completed contract versus percentage-of-completion accounting, the determination of estimated costs to complete contracts, and evaluation of customer acceptance terms.

Inventories:  The Company maintains a material amount of inventory to support its engineering and manufacturing operations, and a certain amount of judgment is required in determining the appropriate level of inventory valuation reserves. While the Company expects its sales to grow, a reduction in its sales could reduce the demand for the Company’s products, and additional inventory valuation adjustments may be required.

Warranty Obligations:  The Company is subject to warranty guarantees on sales of its products. A certain amount of judgment is required in determining appropriate reserve levels for anticipated warranty claims. While these reserve levels are based on historical warranty experience, they may not reflect the actual claims that will occur over the upcoming warranty period, and additional warranty reserves may be required.

Stock-Based Compensation:  For purposes of determining estimated fair value of stock-based payment awards on the date of grant in accordance with Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payment”, the Company utilizes a Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions that require management judgment. Because the Company’s employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. For additional information regarding stock-based compensation, see Note 2 to the Consolidated Financial Statements, “Stock-Based Compensation,” appearing under Item 8 of this Form 10-K.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional upon a future event that may or may not be within the control of the entity. FIN 47 requires liability recognition for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FSP FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves implementation issues in SFAS No. 133 related to beneficial interests in securitized financial assets. The provisions of SFAS No. 154 are effective for financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an Amendment of SFAS No. 87, ‘Employers’ Accounting for Pensions,’ SFAS No. 88, ‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,’ SFAS No. 106, ‘Employers’ Accounting for Postretirement Benefits Other Than Pensions,’ and SFAS No. 132(R), ‘Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment to SFAS No. 87, 88 and 106.’” SFAS No. 158 requires the recognition of the funded status of defined benefit pension and other post-retirement plans in the balance sheet, as well as the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have yet to be recognized as components of net periodic retirement cost pursuant to SFAS No. 87 and SFAS No. 106. The provisions of SFAS No. 158 are effective as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS No. 158 but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements.

Quarterly Financial Information

Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for the Company’s products or its operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. The Company’s use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of smoothing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements for additional information on the Company’s revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 6 to the Consolidated Financial Statements for additional information on the Company’s use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended September 30, 2006 and October 1, 2005 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands, except per share data)
2006
Revenue	$91,843	$102,868	$95,887	$106,187	$396,785
Gross profit	40,569	45,781	40,967	45,348	172,665
Income before income taxes and discontinued operations	12,567	17,787	12,775	15,630	58,759
Income before discontinued operations	7,956	11,299	8,489	11,118	38,862
Discontinued operations, net of tax	—	—	—	461	461
Net income	$7,956	$11,299	$8,489	$11,579	$39,323
Earnings per share:
Basic
Income before discontinued operations	$0.41	$0.59	$0.46	$0.62	$2.08
Discontinued operations, net of tax	—	—	—	0.02	0.02
Earnings per share	$0.41	$0.59	$0.46	$0.64	$2.10
Diluted
Income before discontinued operations	$0.40	$0.58	$0.45	$0.59	$2.02
Discontinued operations, net of tax	—	—	—	0.02	0.02
Earnings per share	$0.40	$0.58	$0.45	$0.61	$2.04

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands, except per share data)
2005
Revenue	$93,082	$96,114	$94,697	$90,484	$374,377
Gross profit	39,737	42,346	42,272	39,227	163,582
Income before income taxes and discontinued operations	13,882	14,830	14,667	8,435	51,814
Income before discontinued operations	8,731	9,680	9,698	8,460	36,569
Discontinued operations, net of tax	(539)	(1,207)	209	2,026	489
Net income	$8,192	$8,473	$9,907	$10,486	$37,058
Earnings per share:
Basic
Income before discontinued operations	$0.45	$0.49	$0.49	$0.43	$1.86
Discontinued operations, net of tax	(0.03)	(0.06)	0.01	0.10	0.02
Earnings per share	$0.42	$0.43	$0.50	$0.53	$1.88
Diluted
Income before discontinued operations	$0.43	$0.47	$0.48	$0.41	$1.79
Discontinued operations, net of tax	(0.03)	(0.06)	0.01	0.10	0.02
Earnings per share	$0.40	$0.41	$0.49	$0.51	$1.81

Forward-Looking Statements

Statements included or incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-K, in the Company’s 2006 Annual Report to Shareholders, in the proxy statement for the annual meeting to be held in January 2007, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer, which are not historical or current facts are “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the Company’s actual results in the future and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statements:

(i)	Possible significant volatility in backlog and/or quarterly operating results may result from the timing of individual large, fixed-price orders in connection with sales of Test segment systems.

(ii)

Order volumes and other operating considerations may be directly or indirectly impacted by economic conditions generally and/or in various geographic areas in which the Company operates. The Company derives significant revenue from the global ground vehicles and aerospace industries and therefore is subject to economic cycles affecting these customers.

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

(iv)

Delays in realization of orders in backlog may occur due to technical difficulties or delays in export licensing approval or the customer’s preparation of the installation site, any of which can affect the quarterly or annual period when backlog is recognized as revenue and could materially affect the results of any such period.

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

(vi)	The Company operates internationally and thus is subject to foreign currency exchange rate changes, which can affect its results of operations and financial condition.

(vii)

With regard to the Company’s new product developments, there may be uncertainties concerning the expected results. In addition, the Company may not be aware of the introduction of new products or product enhancements by its competitors.

(viii)

The Company’s short-term investments and borrowings carry floating interest rate risk. The Company has minimal earnings and cash flow exposure related to market risk on its long-term debt obligations as a result of the primarily fixed-rate nature of its debt.

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

Foreign Currency Exchange Risk

Approximately two-thirds of the Company’s orders and revenue derive from customers outside the U.S., with a substantial portion of this business transacted in currencies other than the U.S. dollar. The Company also has significant asset and liability balances outside the U.S. denominated in currencies other than the U.S. dollar. Thus, the Company is directly exposed to the financial impact of market changes in currency exchange rates on orders, revenue, and net income, as well as on the translation of foreign currency assets and liabilities to U.S. dollars. This is in addition to the indirect impact of changes in currency exchange rates on interest rates and overall business activity.

A weakening of the U.S. dollar relative to foreign currencies increases the value of foreign currency-denominated revenue and earnings translated into U.S. dollars. Conversely, a strengthening of the U.S. dollar decreases the value of foreign currency-denominated revenue and earnings. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an increase or decrease in fiscal year 2006 revenue of approximately $18.7 million, respectively.

The Company regularly assesses its exposure to changes in currency exchange rates and employs certain practices to mitigate these exposures. The Company also utilizes forward and optional foreign currency exchange contracts to hedge the functional currency value of foreign currency transactions, assets, and liabilities. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Interest Rates

The Company is also directly exposed to changes in market interest rates on cash, cash equivalents, short-term investments, and debt and is indirectly exposed to the impact of market interest rates on overall business activity.

On floating-rate investments, increases and decreases in market interest rates will increase or decrease future interest income, respectively. On floating-rate debt, increases or decreases in market interest rates will increase or decrease future interest expense, respectively. On fixed-rate investments, increases or decreases in market interest rates do not impact future interest income but may decrease or increase the fair market value of the investments, respectively. For fixed-rate debt or other interest-bearing obligations, increases or decreases in market interest rates do not impact future interest expense but may decrease or increase the fair market value of the debt, respectively.

At September 30, 2006, the Company had cash, cash equivalents, and short-term investments of $122 million. Most of this balance was invested in interest-bearing bank deposits, money market funds, or long-term U.S. municipal bonds. For virtually all these investments, interest rates re-set every 1-49 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.2 million, respectively.

The Company had an insignificant amount of short-term debt outstanding at the end of fiscal year 2006 and therefore would not be materially impacted by the effect of increases or decreases in market interest rates on interest expense. The Company’s long-term debt has fixed rates of interest. Therefore, changes in market interest rates have no impact on interest expense associated with this debt.

A discount rate of 4.5% and an expected rate of increase in future compensation levels of 3.2% were used in the calculation of the accrued pension liability related to the non-contributory, unfunded defined benefit pension plan of one of the Company’s international subsidiaries.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15(1) of this report on Form 10-K and appearing on pages F-1 through F-28 of this report are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of September 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears on page F-3.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

The required information with respect to the directors of the Registrant, information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Registrant’s Code of Business Conduct are incorporated herein by reference to the information set forth under the headings “Election of Directors” and “General Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 30, 2007. Information regarding the Company’s executive officers is contained under Item 1 of this Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under heading “Executive Compensation” (except as expressly set forth therein) in the Registrant’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information set forth under headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 30, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information set forth under heading “Executive Compensation - Certain Transactions” in the Registrant’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Independent Registered Public Accountants” in the Registrant’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – September 30, 2006 and October 1, 2005

Consolidated Statements of Income for the Years Ended September 30, 2006, October 1, 2005 and October 2, 2004

Consolidated Statements of Shareholders’ Investment for the Years Ended September 30, 2006, October 1, 2005 and October 2, 2004

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, October 1, 2005 and October 2, 2004

Notes to Consolidated Financial Statements

Financial Statement Schedule

(2)	Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3)	Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Registrant’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on December 4, 2006.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K Current Report filed on November 30, 2004.

10.b	1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1996.

10.c

1997 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.p of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1996 and Exhibit 10.p of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1999.

Exhibit Number	Description

10.d	2002 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.d of the Registrant’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.e	2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K Current Report filed on February 7, 2006.

10.f	Form of Notice of Grant of Restricted Stock under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 of the Registrant’s Form 8-K Current Report filed on February 7, 2006.

10.g

Uniform Terms and Conditions to Restricted Stock Awards under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 of Registrant’s Form 8-K Current Report filed on February 7, 2006.

10.h	Severance Agreement for Douglas E. Marinaro, incorporated herein by reference to Exhibit 99.4 of the Registrant’s Form 8-K Current Report filed on February 7, 2006.

10.i

Severance Agreement, dated March 16, 1998, between the Registrant and Sidney W. Emery, Jr., incorporated herein by reference to Exhibit 10.r of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 1998.

10.j

Severance Agreement dated January 3, 2000, between the Registrant and Kathleen M. Staby, incorporated herein by reference to Exhibit 10.x of the Registrant’s Form 10-K filed for the fiscal year ended September 30, 2000.

10.k

Form of Change in Control Agreement between the Registrant and Sidney W. Emery, Jr., Kathleen M. Staby, and Susan E. Knight, incorporated herein by reference to Exhibit 10.g of the Registrant’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.l

Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Registrant’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.m

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

10.o

Employment Contract dated January 1, 1991 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig, incorporated by reference to Exhibit 10.q of the Registrant’s Form 10-K filed for fiscal year ended October 2, 2004.

10.p

Change in Control Agreement, dated December 20, 2005, between the Registrant and Laura B. Hamilton, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2005.

Exhibit Number	Description

10.q

Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed on September 1, 2006.

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

MTS SYSTEMS CORPORATION
By:	/s/ SIDNEY W. EMERY, JR.
Sidney W. Emery, Jr. Chairman, Chief Executive Officer and President

Date:	December 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ SIDNEY W. EMERY JR.	Chairman, Chief Executive Officer	December 8, 2006
Sidney W. Emery, Jr.	and President

/s/ SUSAN E. KNIGHT	Chief Financial Officer	December 8, 2006
Susan E. Knight	and Vice President

/s/ JEAN-LOU CHAMEAU	Director	December 8, 2006
Jean-Lou Chameau

/s/ MERLIN E. DEWING	Director	December 8, 2006
Merlin E. Dewing

/s/ BRENDAN C. HEGARTY	Director	December 8, 2006
Brendan C. Hegarty

/s/ LOIS M. MARTIN	Director	December 8, 2006
Lois M. Martin

/s/ BARB J. SAMARDZICH	Director	December 8, 2006
Barb J. Samardzich

/s/ LINDA HALL WHITMAN	Director	December 8, 2006
Linda Hall Whitman

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets – September 30, 2006 and October 1, 2005	F-4

Consolidated Statements of Income for the Years Ended September 30, 2006, October 1, 2005 and October 2, 2004	F-5

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended September 30, 2006, October 1, 2005 and October 2, 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, October 1, 2005 and October 2, 2004	F-7

Notes to Consolidated Financial Statements	F-8 through F-28

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts and Restructuring Reserves	F-29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 30, 2006 and October 1, 2005 and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 30, 2006 and October 1, 2005 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment of, and effective operations of, internal control over financial reporting.

/S/   KPMG LLP

Minneapolis, Minnesota

December 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MTS Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K, that MTS Systems Corporation and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2006 and October 1, 2005, and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended September 30, 2006, and our report dated December 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/S/   KPMG LLP

Minneapolis, Minnesota

December 8, 2006

Consolidated Balance Sheets

(September 30 and October 1, respectively)

Assets	2006	2005
	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$97,962	$83,143
Short-term investments	23,575	76,650
Accounts receivable, net of allowance for doubtful accounts of
$1,350 and $1,210, respectively	72,997	64,363
Unbilled accounts receivable	27,132	25,093
Inventories	40,480	38,029
Prepaid expenses	3,180	2,600
Current deferred tax assets	5,134	6,415
Other current assets	1,065	2,351
Assets of discontinued operations	803	1,710
Total current assets	272,328	300,354

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	42,072	40,906
Machinery and equipment	78,651	72,837
Accumulated depreciation	(78,777)	(72,458)
Total property and equipment, net	43,614	42,953
Goodwill	4,466	4,423
Other assets	2,102	2,291
Non-current deferred tax assets	1,613	1,711
Total assets	$324,123	$351,732

Liabilities and Shareholders’ Investment

Current Liabilities:
Notes payable	$222	$1,582
Current maturities of long-term debt	6,683	6,708
Accounts payable	17,090	16,142
Accrued payroll and related costs	29,273	31,059
Advance payments from customers	51,356	49,901
Accrued warranty costs	5,894	5,333
Accrued income taxes	512	3,643
Current deferred income taxes	4,643	3,767
Other accrued liabilities	15,125	15,026
Liabilities of discontinued operations	—	890
Total current liabilities	130,798	134,051
Deferred income taxes	2,487	2,310
Long-term debt, less current maturities	8,990	15,673
Other long-term liabilities	12,527	11,266
Total liabilities	154,802	163,300

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized:
18,216 and 19,664 shares issued and outstanding	4,554	4,916
Retained earnings	152,657	173,487
Accumulated other comprehensive income	12,110	10,029
Total shareholders’ investment	169,321	188,432
Total liabilities and shareholders’ investment	$324,123	$351,732

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(For the Fiscal Years Ended September 30, October 1 and October 2, respectively)

	2006	2005	2004
	(expressed in thousands, except per share data)

Revenue:
Product	$343,867	$328,514	$299,263
Service	52,918	45,863	38,941
Total Revenue	396,785	374,377	338,204
Cost of Sales:
Product	197,674	187,261	177,976
Service	26,446	23,534	21,867
Total Cost of Sales	224,120	210,795	199,843
Gross Profit	172,665	163,582	138,361
Operating Expenses:
Selling	65,117	65,254	57,486
General and administrative	34,175	30,417	26,149
Research and development	18,413	14,936	12,663
Total Operating Expenses	117,705	110,607	96,298
Gain on sale of assets	872	—	—
Income From Operations	55,832	52,975	42,063
Interest expense	(1,716)	(2,128)	(2,784)
Interest income	3,595	2,348	1,801
Other income (expense), net	1,048	(1,381)	1,913
Income Before Income Taxes and Discontinued Operations	58,759	51,814	42,993
Provision for Income Taxes	19,897	15,245	15,785
Income Before Discontinued Operations	38,862	36,569	27,208
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	461	(2,589)	1,775
Net gain on disposal of discontinued businesses, net of tax	—	3,078	—
Income from Discontinued Operations, net of tax	461	489	1,775
Net Income	$39,323	$37,058	$28,983
Earnings Per Share
Basic:
Income Before Discontinued Operations	$2.08	$1.86	$1.32
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	0.02	(0.13)	0.08
Net gain on disposal of discontinued businesses, net of tax	—	0.15	—
Income from Discontinued Operations, net of tax	0.02	0.02	0.08
Earnings Per Share - Basic	$2.10	$1.88	$1.40
Diluted:
Income Before Discontinued Operations	$2.02	$1.79	$1.27
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	0.02	(0.13)	0.08
Net gain on disposal of discontinued businesses, net of tax	—	0.15	—
Income from Discontinued Operations, net of tax	0.02	0.02	0.08
Earnings Per Share - Diluted	$2.04	$1.81	$1.35

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)

(For the Fiscal Years Ended September 30, October 1 and October 2, respectively, expressed in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
	Shares Issued	Amount
Balance, September 27, 2003	20,720	$5,180	$1,534	$162,076	$7,316	$176,106
Net income	—	—	—	28,983	—	28,983
Foreign currency translation	—	—	—	—	3,520	3,520
Derivative instruments	—	—	—	—	222	222
Total comprehensive income	—	—	—	28,983	3,742	32,725
Exercise of stock options	851	213	9,079	—	—	9,292
Stock-based compensation	4	1	43	—	—	44
Tax benefit from equity compensation	—	—	2,594	—	—	2,594
Issuance for employee stock purchase plan	47	12	634	—	—	646
Common stock purchased and retired	(1,970)	(493)	(13,884)	(29,917)	—	(44,294)
Dividends, $0.26 per share	—	—	—	(5,317)	—	(5,317)
Balance, October 2, 2004	19,652	4,913	—	155,825	11,058	171,796
Net income	—	—	—	37,058	—	37,058
Foreign currency translation	—	—	—	—	(1,610)	(1,610)
Minimum pension liability adjustment	—	—	—	—	(865)	(865)
Derivative instruments	—	—	—	—	1,446	1,446
Total comprehensive income	—	—	—	37,058	(1,029)	36,029
Exercise of stock options	1,005	251	13,441	—	—	13,692
Stock-based compensation	7	2	176	—	—	178
Tax benefit from equity compensation	—	—	6,153	—	—	6,153
Issuance for employee stock purchase plan	29	7	664	—	—	671
Common stock purchased and retired	(1,029)	(257)	(20,863)	(12,616)	—	(33,736)
Stock option compensation from discontinued operations	—	—	429	—	—	429
Dividends, $0.34 per share	—	—	—	(6,780)	—	(6,780)
Balance, October 1, 2005	19,664	4,916	—	173,487	10,029	188,432
Net income	—	—	—	39,323	—	39,323
Foreign currency translation	—	—	—	—	2,927	2,927
Minimum pension liability adjustment	—	—	—	—	115	115
Derivative instruments	—	—	—	—	(961)	(961)
Total comprehensive income	—	—	—	39,323	2,081	41,404
Exercise of stock options	288	72	4,600	—	—	4,672
Stock-based compensation	13	3	4,677	—	—	4,680
Tax benefit from equity compensation	—	—	1,686	—	—	1,686
Issuance for employee stock purchase plan	20	5	572	—	—	577
Common stock purchased and retired	(1,769)	(442)	(11,535)	(52,564)	—	(64,541)
Dividends, $0.41 per share	—	—	—	(7,589)	—	(7,589)
Balance, September 30, 2006	18,216	$4,554	$—	$152,657	$12,110	$169,321

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial

Consolidated Statements of Cash Flows

(For the Fiscal Years Ended September 30, October 1 and October 2, respectively)

	2006	2005	2004
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$39,323	$37,058	$28,983
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(461)	2,589	(1,775)
Net gain on disposal of discontinued operations	—	(3,078)	—
Gain on sale of assets	(872)	—	—
Gain on sale of property and equipment	—	—	(363)
Stock-based compensation	4,415	178	44
Equity compensation income tax benefits	(1,249)	6,153	2,594
Depreciation and amortization	7,863	8,638	8,371
Deferred income taxes	2,252	(2,310)	5,077
Bad debt provision (benefit)	352	201	(228)
Changes in operating assets and liabilities;
Accounts and unbilled contracts receivable	(11,708)	5,481	(17,616)
Inventories	(1,643)	(3,260)	(1,336)
Prepaid expenses	(1,287)	1,837	44
Other assets	1,033	(2,446)	1,232
Accounts payable	796	1,933	4,606
Accrued payroll and related costs	(1,884)	882	5,477
Advance payments from customers	1,316	1,823	9,751
Accrued warranty costs	467	(424)	1,094
Other current liabilities	(962)	3,589	(2,208)
Operating activities of discontinued operations (revised)	478	(2,436)	2,180
Net Cash Provided by Operating Activities	38,229	56,408	45,927
Cash Flows from Investing Activities:
Additions to property and equipment	(7,505)	(7,094)	(5,257)
Proceeds from sale of property and equipment	—	—	1,952
Proceeds from maturity of short-term investments	130,857	175,305	210,909
Purchases of short-term investments	(77,782)	(189,600)	(190,308)
Net proceeds from sale of businesses	1,882	14,241	—
Investing activities of discontinued operations (revised)	—	(368)	(646)
Net Cash Provided by (Used in) Investing Activities	47,452	(7,516)	16,650
Cash Flows from Financing Activities:
Net receipts (repayments) under short-term borrowings	161	141	(374)
Proceeds received under notes payable	—	1,525	4,574
Payments of notes payable	(1,477)	(1,541)	(3,074)
Repayments of long-term debt	(6,708)	(6,840)	(7,866)
Equity compensation income tax benefits	1,249	—	—
Cash dividends	(7,576)	(4,785)	(6,612)
Proceeds from exercise of stock options and employee stock purchase plan	5,249	14,363	9,938
Payments to purchase and retire common stock	(64,541)	(33,736)	(44,294)
Net Cash Used in Financing Activities	(73,643)	(30,873)	(47,708)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,781	(1,824)	2,292
Cash and Cash Equivalents:
Increase during the year	14,819	16,195	17,161
Balance, beginning of year	83,143	66,948	49,787
Balance, end of year	$97,962	$83,143	$66,948
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$1,591	$2,074	$2,662
Income taxes	17,348	12,303	11,561

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Nature of Operations

MTS Systems Corporation is a leading global supplier of mechanical test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS high-performance position sensors provide controls for a variety of industrial and vehicular applications.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 30, 2006 and October 1, 2005 consisted of 52 weeks. The Company’s fiscal year ended October 2, 2004 consisted of 53 weeks.

Consolidation

The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries (the “Company”). Significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocol are considered to involve separable elements for revenue recognition purposes. Sufficient evidence of fair value of these elements exists to allow revenue recognition for these systems upon shipment, less the greater of the fair value associated with installation and training (if applicable) or the amount of revenue for which payment is deemed contingent upon delivery of these elements, which amount is deferred until customer acceptance. Fair value is determined based upon the sale price of similar products sold individually. In cases where special acceptance protocols exist, installation and training are not considered to be separable from the other elements of the arrangement. Accordingly, revenue for these systems is recognized upon the completion of installation and fulfillment of obligations specific to the terms of the arrangement.

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

Shipping and Handling

Freight revenue billed to customers is reported within Revenue on the Consolidated Statement of Income, and expenses incurred for shipping products to customers are reported within Cost of Sales on the Consolidated Statement of Income.

Research and Development

Research and development costs associated with new products are charged to operations as incurred.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and statements of income are translated using average exchange rates for the fiscal year, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. The Company recorded gains/(losses) on foreign currency translation in Comprehensive Income of $2.9 million, ($1.6) million, and $3.5 million for fiscal years 2006, 2005, and 2004, respectively.

Cash Equivalents

Cash equivalents represent cash, demand deposits, and highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates fair value. Cash is invested in money market funds and bank deposits. Cash equivalents outside the United States are invested in local currency money market funds and bank deposits.

Short-Term Investments

At September 30, 2006 and October 1, 2005, the Company’s short-term investments consisted of U.S. municipal bonds with maturity dates ranging from 2010 through 2046. All these bonds carry double-A or higher credit ratings from at least one of the three globally recognized credit rating services. The interest rates on these bonds are re-set each 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. The Company classifies these investments as available-for-sale, as the intent is to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet. At September 30, 2006 and October 1, 2005, there were no material unrealized gains or losses associated with any of the Company’s short-term investments, as the auction re-pricing feature on these investments results in fair value measurements that approximate amortized cost.

Accounts Receivable and Long-Term Contracts

The Company grants credit to its customers but generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at September 30, 2006 are expected to be invoiced during fiscal year 2007.

Inventories

Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at September 30, 2006 and October 1, 2005 were as follows:

	2006	2005
	(expressed in thousands)
Customer projects in various stages of completion	$14,046	$13,845
Components, assemblies and parts	26,434	24,184
Total	$40,480	$38,029

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of long-lived assets, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value of the assets may not be recoverable. When this review indicates the carrying value of the asset or asset group representing the lowest level of identifiable cash flows exceeds the sum of the expected future cash flows (undiscounted and without interest charges), the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Property and Equipment

Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded over the following estimated useful lives of the property:

Buildings and improvements: 10 to 40 years.
Machinery and equipment: 3 to 10 years.

Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain other intangible assets having indefinite lives not be amortized to income, but instead be periodically tested for impairment. The Company determined there was no impairment of its goodwill at September 30, 2006 or October 1, 2005. At both September 30, 2006 and October 1, 2005, $2.9 million and $1.5 million of goodwill was associated with the Test and Industrial segments, respectively. There was no change in these Goodwill balances over the three-year period ending September 30, 2006 other than changes associated with the effect of currency translation.

Other Assets

Other assets include patents and other intellectual property. These intangible assets are amortized on a straight-line basis over the expected period to be benefited by future cash flows, up to 25 years. The Company evaluates the estimated useful lives of all intangible assets and periodically revises such estimates based on current events.

At September 30, 2006 and October 1, 2005, the carrying value of intangible assets, net of accumulated amortization, was $0.3 million and $0.6 million, respectively. Annual amortization of other intangible assets was $0.3 million, $0.5 million, and $0.5 million in fiscal years 2006, 2005, and 2004, respectively. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

	Fiscal Year
	2007	2008	2009	2010	2011
	(expressed in thousands)
Amortization of intangible assets	$22	$22	$15	$13	$13

Warranty Obligations

Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the years ended September 30, 2006 and October 1, 2005 were as follows:

	2006	2005	2004
	(expressed in thousands)
Beginning balance	$5,333	$5,812	$4,615
Warranty provisions	6,440	6,971	8,295
Warranty claims	(6,021)	(7,287)	(7,228)
Translation adjustment	142	(163)	130
Ending balance	$5,894	$5,333	$5,812

Derivative Financial Instruments

The Company periodically enters into forward and optional contracts with banks to exchange currencies at a set future date and rate to maintain the functional or reporting currency value of specifically identified foreign currency exposures. Because the market value of these currency exchange contracts is derived from current exchange rates, they are classified as derivative financial instruments. The Company does not use currency exchange contracts for speculative or trading purposes.

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time income or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively, and reclassifies accumulated unrecognized gain or loss from Accumulated Other Comprehensive Income (Loss) into Other Income (Expense), net on the Consolidated Statement of Income in the current period. Subsequent changes in the market value of the contract are recognized in Other Income, net on the Consolidated Statement of Income in the current period.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income, net on the Consolidated Statement of Income in the current period.

At September 30, 2006 and October 1, 2005, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $118.8 million and $99.9 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $10.1 million and $19.0 million, respectively. At September 30, 2006 and October 1, 2005, the market value of the foreign currency exchange contracts was $0.7 million and $2.1 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was $0.1 million and $0.2 million for fiscal years ended September 30, 2006 and October 1, 2005. At September 30, 2006 and October 1, 2005, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was $0.6 million and $1.4 million, respectively. The maximum remaining maturity of any currency contract was 1.0 year at September 30, 2006 and 1.4 years at October 1, 2005.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to reverse.

Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants using the treasury stock method. Stock options to acquire 0.6 million and 0.2 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for fiscal years 2006 and 2004, respectively, because under the treasury stock method, the exercise of these options would lead to a net reduction in common shares outstanding. The number of options excluded from the diluted weighted average shares outstanding calculation was not material for the period ended October 1, 2005. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2006	2005	2004
	(expressed in thousands, except per share data)
Income before discontinued operations	$38,862	$36,569	$27,208
Income from discontinued operations, net of tax	461	489	1,775
Net income	$39,323	$37,058	$28,983
Weighted average common shares outstanding	18,749	19,714	20,666
Dilutive potential common shares	480	795	798
Total dilutive common shares	19,229	20,509	21,464
Earnings per share:
Basic:
Income before discontinued operations	$2.08	$1.86	$1.32
Income from discontinued operations, net of tax	0.02	0.02	0.08
Earnings per share	$2.10	$1.88	$1.40
Diluted:
Income before discontinued operations	$2.02	$1.79	$1.27
Income from discontinued operations, net of tax	0.02	0.02	0.08
Earnings per share	$2.04	$1.81	$1.35

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.

SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules. Effective October 2, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. Results of operations for prior annual periods have not been restated to reflect recognition of stock-based compensation expense. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options and employee share purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted shares granted. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing stock-based compensation and estimating forfeitures for unvested awards. See Note 2 to the Consolidated Financial Statements for additional information on stock-based compensation.

Comprehensive Income (Loss)

Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments. There were no unrealized gains or losses from available-for-sale securities at September 30, 2006, October 1, 2005, or October 2, 2004.

The accumulated balances for each component of Accumulated Other Comprehensive Income (Loss) were as follows:

	Derivative Financial Instrument Unrealized Gain (Loss)	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(expressed in thousands)
Balances at September 27, 2003	$(364)	$—	$7,680	$7,316
Foreign exchange translation adjustments	—	—	3,520	3,520
Change in unrealized loss,
net of tax of ($279)	(436)	—	—	(436)
Realized loss, net of tax of $421	658	—	—	658
Balances at October 2, 2004	$(142)	$—	$11,200	$11,058
Foreign exchange translation adjustments	—	—	(1,610)	(1,610)
Minimum pension liability adjustment,
net of tax of ($550)	—	(865)	—	(865)
Change in unrealized gain,
net of tax of $623	1,034	—	—	1,034
Realized loss, net of tax of $248	412	—	—	412
Balances at October 1, 2005	$1,304	$(865)	$9,590	$10,029
Foreign exchange translation adjustments	—	—	2,927	2,927
Minimum pension liability adjustment,
net of tax of $72	—	115	—	115
Change in unrealized gain,
net of tax of $371	621	—	—	621
Realized gain, net of tax of ($945)	(1,582)	—	—	(1,582)
Balances at September 30, 2006	$343	$(750)	$12,517	$12,110

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expense during the reporting period. Ultimate results could differ from those estimates. Additionally, the Company frequently undertakes significant technological innovation on certain of its long-term contracts, involving performance risk that may result in delayed delivery of product and/or revenue and gross profit variation due to changes in the ultimate costs of these contracts versus estimates.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional upon a future event that may or may not be within the control of the entity. FIN 47 requires liability recognition for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FSP FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 and FSP FAS 124-1 provide guidance for determining whether impairments of certain debt and equity investments are deemed other-than-temporary. The provisions of FSP FAS 115-1 and FSP FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves implementation issues in SFAS No. 133 related to beneficial interests in securitized financial assets. The provisions of SFAS No. 154 are effective for financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an Amendment of SFAS No. 87, ‘Employers’ Accounting for Pensions,’ SFAS No. 88, ‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,’ SFAS No. 106, ‘Employers’ Accounting for Postretirement Benefits Other Than Pensions,’ and SFAS No. 132(R), ‘Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment to SFAS No. 87, 88 and 106.’” SFAS No. 158 requires the recognition of the funded status of defined benefit pension and other post-retirement plans in the balance sheet, as well as the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have yet to be recognized as components of net periodic retirement cost pursuant to SFAS No. 87 and SFAS No. 106. The provisions of SFAS No. 158 are effective as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS No. 158 but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts included in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported Shareholders’ Investment or Net Income.

Cash Flow Statement Revisions

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows,” the net cash flows from operating and investing activities reported in the Consolidated Statements of Cash Flows for the fiscal years ending October 1, 2005 and October 2, 2004 have been revised to separately disclose the net cash flows attributable to the operating and investing activities of discontinued operations. There were no cash flows attributable to financing activities of discontinued operations. The Company’s Consolidated Statements of Cash Flow for fiscal year 2005 and prior fiscal years previously reported the combined cash flows attributable to operating and investing activities of discontinued operations as a single amount.

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006, and administered under the supervision of the Company’s Board of Directors. During the years ended September 30, 2006, October 1, 2005, and October 2, 2004, the Company awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At September 30, 2006, a total of 2,593,573 shares were available for future grant under these plans.

Stock-Based Compensation Expense

The effect of recording stock-based compensation expense for the year ended September 30, 2006 was as follows (in thousands, except per share data):

2006
Stock-based compensation expense by type of award:
Employee stock options	$4,090
Employee stock purchase plan (ESPP)	161
Restricted stock units (1)	429
Amounts capitalized as inventory	(977)
Amounts recognized in income for amounts previously capitalized as inventory	712

Total stock-based compensation included in income from operations	4,415
Income tax benefit on stock-based compensation	(1,175)
Net compensation expense included in net income	$3,240

Tax effect on:
Cash flows from operating activities	$(1,249)
Cash flows from financing activities	$1,249

Earnings per share:
Basic	$0.17
Diluted	$0.17

(1) Stock-based compensation expense related to restricted stock awards would have been recorded under the provisions of APB 25.

At September 30, 2006, there was $5.9 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years. At September 30, 2006, there was $0.3 million of total restricted stock expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Results of operations for the fiscal years ended October 1, 2005 and October 2, 2004 have not been restated to reflect recognition of stock-based compensation expense. Had the Company determined compensation expense based on the fair value at the grant date for stock options and the fair value of the discount related to the employee stock purchase plan under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” for prior fiscal years, the Company’s net income and earnings per share would have been reported as shown below (expressed in thousands, except per share data):

	2005	2004
Net Income
As Reported	$37,058	$28,983
Add: Stock-based compensation expense included in reported net income, net of tax (1)	111	27
Deduct: fair value of stock-based compensation expense, net of tax	(3,243)	(3,524)
Pro Forma	$33,926	$25,486
Basic Earnings Per Share
As Reported	$1.88	$1.40
Pro Forma	$1.72	$1.23
Diluted Earnings Per Share
As Reported	$1.81	$1.35
Pro Forma	$1.66	$1.19

(1) Stock-based compensation expense related to restricted stock awards.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model. This model estimates the fair value of each option award based on the grant price and assumptions regarding the expected life of the award, expected stock price volatility, the expected dividend, and expected interest rates. Each vesting period of an option award is valued separately, thus allocating proportionally more of the resulting expense to early vesting periods. For stock options granted during the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, the weighted average assumptions used to determine fair value were as follows:

	2006	2005	2004

Expected life (in years)	3.5	2.7	2.7
Risk-free interest rate	5.1%	3.8%	2.9%
Expected volatility	35.6%	39.3%	57.0%
Dividend yield	1.0%	1.2%	1.4%

The expected life represents the period that the stock option awards are expected to be outstanding and is determined based on historical and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. During fiscal year 2006, the Company used the “simplified” method for determining the expected life, as specified in Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” This method bases the expected life calculation on the average of the vesting term and the original contractual term of the awards. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds with a remaining term equal to the expected life of the awards. Beginning in the fourth quarter of fiscal year 2005, the Company changed its estimation method for stock price volatility from a calculation using a historical daily price observation to one using a historical weekly price observation. The Company believes this calculation provides a more accurate estimate of long-term stock price volatility of its shares. The dividend yield assumption is based on the annualized current dividend divided by the share price at grant date.

Related to the sale of the Company’s engine test business in the fourth quarter of fiscal year 2005, the Company accelerated the vesting schedule of options held by employees of this business to the date of the divestiture. Thus, the value of the options was re-measured to the difference between the market price and the historical option price of the stock on the date of the accelerated vesting date. Stock-based compensation expense of $0.4 million, net of tax, was recorded in Income (Loss) from Discontinued Operations in the fourth quarter of fiscal year 2005.

Restricted stock awards are valued based on the market value of the Company’s shares at the date of grant, which is equal to the intrinsic value of the awarded shares as of that date. The value of restricted stock awards is allocated to expense evenly over the restricted period. Employee stock purchase plan share awards are valued based on the value of the discount feature plus the fair value of the optional features, which is determined as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each purchase period.

Stock Options

Stock options are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversaries of the grant date and expire five years from the grant date.

Stock option activity for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 was as follows (in thousands, except per share amounts):

NOWRAP>	2006		2005		2004
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	1,686	$22.63	2,229	$15.08	2,527	$11.86
Granted	436	$39.08	560	$35.19	611	$22.39
Exercised	(288)	$16.19	(1,005)	$13.62	(851)	$10.92
Forfeited or expired	(167)	$22.89	(98)	$15.12	(58)	$13.31
Options outstanding at end of year	1,667	$28.06	1,686	$22.63	2,229	$15.07
Options subject to exercise at year-end	780	$20.13	650	$14.80	913	$12.22
*Weighted Average Exercise Price

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at September 30, 2006 was 3.2 years and $11.4 million, respectively. The weighted average remaining contractual term and aggregate intrinsic value of options subject to exercise at September 30, 2006 was 2.2 years and $10.0 million, respectively.

Other information pertaining to options for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 was as follows:

	2006	2005	2004
	(in thousands, except per share data
Weighted average grant date fair value of stock options granted	$11.85	$9.55	$7.94
Total intrinsic value of stock options exercised	$6,654	$20,312	$8,803

The following summarizes information concerning stock options outstanding at September 30, 2006 (in thousands, except per share and year amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Subject to Exercise	Weighted Average Exercise Price
$9.30-$18.56	410	1.32	$ 13.12	410	$ 13.12
$18.56-$24.49	337	2.67	$ 22.24	195	$ 22.25
$24.49-$35.14	26	3.06	$ 27.07	18	$ 24.93
$35.14-$39.13	453	3.76	$ 35.15	153	$ 35.15
$39.13-$40.59	441	4.73	$ 39.19	4	$ 40.59
Total	1,667	3.18	$ 28.06	780	$ 20.13

Restricted Stock

The Company awards directors and key employees restricted stock grants that vest over three years. Participants are entitled to cash dividends and voting rights on awarded shares, but the sale and transfer of these shares is restricted during the vesting period.

Restricted stock activity for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 was as follows (in thousands, except per share amounts):

	2006		2005		2004
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	19,001	$25.97	8,001	$11.05	12,000	$11.05
Granted	13,200	$36.65	15,000	$29.95	—	$—
Vested	(9,005)	$21.55	(4,000)	$11.05	(3,999)	$11.05
Forfeited	(1,667)	$29.95	—	$—	—	$—
Unvested shares at end of year	21,529	$34.06	19,001	$25.97	8,001	$11.05
*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan

U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2006 with the combined issuance of 19,772 shares at an average price of $29.19. In fiscal years 2005 and 2004, purchases were 29,379 and 47,095 shares, respectively, with average share prices of $22.85 and $13.71, respectively. At September 30, 2006, the number of shares remaining for issuance under the ESPP was 556,553.

3. Discontinued Operations:

On August 5, 2005, the Company sold substantially all of the net assets of its engine test business, which was based in Ann Arbor, Michigan and also maintained operations in Byfleet, United Kingdom, to A&D Co., Ltd. of Tokyo, Japan. This sale represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in the fourth quarter of fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations are excluded from the results of operations of the Test segment and are reported as discontinued operations for all fiscal years presented.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. As a result of this business closure, the Company recorded a loss of $0.7 million, net of tax of $0.4 million, in the fourth quarter of fiscal year 2005. The AeroMet subsidiary was historically included in the Company’s Industrial segment for financial reporting. The loss on disposition of the AeroMet business and its results of operations are excluded from the results of operations of the Industrial segment and are reported as discontinued operations for all fiscal years presented.

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results for the respective fiscal years:

	2006	2005	2004
	(expressed in thousands)
Revenue	$—	$15,982	$28,856
Income (loss) on discontinued operations before taxes and gain (loss) on sale	629	(3,918)	2,828
Provision (benefit) for income taxes	168	(1,329)	1,053
Income (loss) from discontinued operations, net of tax	$461	$(2,589)	$1,775

The assets and liabilities of discontinued operations at September 30, 2006 and October 1, 2005 were as follows:

	2006	2005
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$635	$12
Unbilled accounts receivable	—	258
Inventories	—	358
Current deferred tax assets	—	465
Other current assets	168	548
Current assets of discontinued operations	803	1,641

Machinery and equipment	—	106
Accumulated depreciation	—	(37)
Long-term assets of discontinued operations	—	69

Total assets of discontinued operations	$803	$1,710

Accounts payable	$—	$238
Accrued payroll-related costs	—	223
Other accrued liabilities	—	429
Total liabilities of discontinued operations	$—	$890

Accounts receivable of $0.6 million at September 30, 2006 primarily consisted of an amount due from a customer for contract work performed in fiscal year 2005 by the Company’s AeroMet subsidiary. This customer receivable balance was fully reserved as of October 1, 2005, as management deemed the receivable uncollectible. Contract close-out negotiations that occurred throughout fiscal year 2006 resulted in the recovery of this receivable balance. The Company recorded the recovery of this receivable balance in the fourth quarter of fiscal year 2006, which resulted in recognition of $0.6 million of income from discontinued operations, or $0.4 million net of tax.

4. Business Segment Information:

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments, “Test” and “Industrial.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Industrial segment provides high-performance position sensors for a variety of industrial and vehicular applications.

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

Financial information by reportable segment for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, was as follows:

	2006	2005	2004
	(expressed in thousands)
Revenue
Test	$332,561	$313,498	$285,892
Industrial	64,224	60,879	52,312
Total Revenue	$396,785	$374,377	$338,204
Income from Operations
Test	$44,724	$44,596	$35,361
Industrial	11,108	8,379	6,702
Total Income from Operations	$55,832	$52,975	$42,063
Identifiable Assets
Test	$256,042	$276,849	$257,236
Industrial	67,278	73,173	66,709
Discontinued Operations	803	1,710	17,690
Total Assets	$324,123	$351,732	$341,635
Other Segment Data
Test:
Goodwill	$2,929	$2,929	$2,929
Capital expenditures	$5,667	$5,696	$4,010
Depreciation and amortization	$6,289	$6,804	$6,849
Industrial:
Goodwill	$1,537	$1,494	$1,518
Capital expenditures	$1,838	$1,398	$1,247
Depreciation and amortization	$1,574	$1,834	$1,522

Geographic information was as follows:

	2006	2005	2004
	(expressed in thousands)
Revenue
United States	$119,648	$106,730	$114,701
Germany	54,865	44,906	48,229
Europe, excluding Germany	87,713	89,322	62,543
Japan	61,859	63,377	50,463
Asia, excluding Japan	56,081	56,528	44,843
Other	16,619	13,514	17,425
Total Revenue	$396,785	$374,377	$338,204
Property and Equipment, Net
United States	$32,015	$31,648	$32,335
Europe	10,570	10,478	11,476
Asia	1,029	827	595
Total Property and Equipment, Net	$43,614	$42,953	$44,406

Revenue by geographic area is presented based on customer location. No countries other than the United States, Germany and Japan had revenue in excess of 10% of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented.

5. Financing:

Information on short-term borrowings for the years ended September 30, 2006 and October 1, 2005 was as follows:

	2006	2005
	(expressed in thousands)
Balance outstanding at year-end	$222	$1,582
Interest rate at year-end	2.4%	1.9%
Weighted-average interest rate during the year	1.4%	1.5%

Short-term debt consists of borrowings by the Company’s Japanese subsidiaries from local banks.

At September 30, 2006, the Company had letters of credit and guarantees outstanding totaling $70.4 million, primarily to bond advance payments and performance related to customer contracts in the Test segment.

Long-term debt at September 30, 2006 and October 1, 2005 was as follows:

	2006	2005
	(expressed in thousands)
6.6% notes, unsecured, due in annual installments of $4,375, maturing July 2008	$8,750	$13,125
7.5% note, unsecured, due in semi-annual installments of $1,154, maturing July 2009	6,923	9,231
Other		25
Total Long-Term Debt	$15,673	$22,381
Less Current Maturities of Long-Term Debt	(6,683)	(6,708)
Total Long-Term Debt, Less Current Maturities	$8,990	$15,673

Aggregate annual maturities of long-term debt for the next five fiscal years are as follows:

Year	Maturity
(expressed in thousands)
2007	$6,683
2008	6,683
2009	2,307
2010	—
2011	—
$15,673

The 6.6% and 7.5% notes contain pre-payment penalties that make early repayment economically disadvantageous to the Company based on current market interest rates. The Company estimates the fair market value of its long-term debt portfolio exceeds its carrying value by approximately $0.2 million at September 30, 2006, due to lower current market interest rates relative to interest rates at the time of issuance of the debt.

The Company is subject to financial covenants, among other restrictions, under the 6.6% and 7.5% notes. Under these covenants the Company is required, among other matters, to maintain certain financial ratios and to meet certain indebtedness and restricted payment tests. At September 30, 2006 and October 1, 2005, the Company was in compliance with these financial covenants.

6. Income Taxes:

The components of income before income taxes for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 were as follows:

	2006	2005	2004
	(expressed in thousands)
Income before income taxes and discontinued operations:
Domestic	$38,280	$35,466	$21,011
Foreign	20,479	16,348	21,982
Total	$58,759	$51,814	$42,993

The provision for income taxes from continuing operations for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 was as follows:

	2006	2005	2004
	(expressed in thousands)
Current provision (benefit):
Federal	$8,682	$5,661	$2,871
State	1,343	1,175	740
Foreign	7,100	10,892	7,187
Deferred	2,772	(2,483)	4,987
Total provision	$19,897	$15,245	$15,785

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for continuing operations for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, is as follows:

	2006	2005	2004

United States federal statutory income tax rate	35%	35%	35%
Tax benefit of export sales	(2)	(3)	(3)
Foreign provision in excess of U.S. tax rate	2	2	3
Settlement of audits, favorable resolution of accrued tax matters	(3)	—	—
State income taxes, net of federal benefit	2	2	1
Research and development tax credits	—	(1)	(1)
Domestic production activities deduction	(1)	—	—
Foreign tax credits	—	(5)	—
Tax exempt income	(1)	(1)	(1)
Nondeductible stock option expense and other permanent items	2	—	3
Effective income tax rate	34%	29%	37%

A summary of the deferred tax assets and liabilities for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004 is as follows:

	2006	2005	2004
	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$5,382	$4,441	$3,315
Inventory reserves	2,628	2,330	2,977
Intangible assets	534	2,177	2,274
Allowance for doubtful accounts	175	124	145
Other assets	425	547	306
Net operating loss carryovers	1,720	1,626	980
Unrealized derivative instrument losses	—	—	91
Capital loss carryovers	—	—	588
Research and development and foreign tax credits	—	1,081	2,999
Total deferred tax asset before valuation allowance	10,864	12,326	13,675
Less valuation allowance	(669)	(496)	(588)
Total Deferred Tax Asset	$10,195	$11,830	$13,087

Deferred Tax Liability:
Property and equipment	$4,531	$5,416	$6,143
Unrealized derivative instrument gains	811	789	—
Foreign deferred revenue and other	5,236	3,576	7,145
Total Deferred Tax Liability	$10,578	$9,781	$13,288
Net Deferred Tax (Liability) Asset	$(383)	$2,049	$(201)

As of October 2, 2004, the Company had research and development credit carryovers for federal and state purposes of $1.5 million and a foreign tax credit carryover of $1.5 million. As of October 1, 2005, the Company had research and development credit carryovers for state purposes of $0.4 million and a foreign tax credit carryover of $0.9 million. These credit carryovers are projected to be fully utilized on the Company’s fiscal year 2006 federal and state income tax returns.

As of September 30, 2006, the Company’s French and one of its German subsidiaries had net operating loss carryovers of $3.1 million and $1.8 million, respectively. These net operating loss carryovers will not expire under local tax law. The Company determined that it is more likely than not that it will not be able to realize the benefit of the German subsidiary’s net operating loss carryover of $1.8 million. Accordingly, as of September 30, 2006, the Company had a full valuation allowance against the German subsidiary’s deferred tax asset in the amount of $0.7 million, of which $0.2 million is related to a fiscal year 2006 net operating loss.

During fiscal year 2006, the Company favorably resolved tax audits and other previously accrued tax matters. Accordingly, the Company released $1.8 million of previously accrued tax contingencies. As a result of fiscal year 2005 changes in business operations, the Company determined during fiscal year 2005 that it would realize the full benefit of its foreign tax credits. Accordingly, the Company released $2.9 million of previously accrued tax contingencies. The decrease in the Company’s effective income tax rate for fiscal years 2006 and 2005 compared to the effective income tax rate for fiscal year 2004 was primarily due to these tax contingency releases.

According to Accounting Principles Bulletin (“APB”) 23, “Accounting for Income Taxes – Special Areas,” U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. At September 30, 2006, undistributed earnings permanently reinvested in international subsidiaries were approximately $90 million. The Company has not provided for U.S. income taxes on these earnings. During the fourth quarter of fiscal year 2006, the Company completed its evaluation of the repatriation provision of the American Jobs Creation Act of 2004 and repatriated $1.5 million of earnings of its international subsidiaries under the Act. The total effect of amounts repatriated under the American Jobs Creation Act was an increase to fiscal year 2006 income tax expense of $0.2 million.

In the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, the Company recognized tax benefits of $1.7 million, $6.2 million, and $2.6 million, respectively, related to the Company’s equity compensation plans. These benefits were directly allocated to Shareholders’ Investment on the Consolidated Balance Sheet. Additionally, the deferred tax asset or liability related to the Company’s unrealized gain or loss associated with derivative instruments was directly allocated to Accumulated Other Comprehensive Income within Shareholders’ Investment. Under Statement of Financial Accounting Standard (“SFAS”) 87, “Employer’s Accounting for Pensions,” the deferred tax asset associated with the defined benefit pension plan of one of the Company’s German subsidiaries was also directly allocated to Accumulated Other Comprehensive Income within Shareholders’ Investment.

7. Employee Benefit Plans:

The Company offers a retirement plan that has two components -- a 401(k) component with a Company match and a fiscal year Company contribution.

The 401(k) component of the retirement plan allows eligible employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $1.9 million, $2.0 million, and $1.9 million in fiscal years 2006, 2005, and 2004, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible employees. Employees who have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to one-third of the total Company fiscal year contributions. The vested interest increases each subsequent year by one-third of the total balance, until total vesting is reached after five years of participation. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $2.6 million, $3.0 million, and $2.8 million in fiscal years 2006, 2005, and 2004, respectively.

One of the Company’s German subsidiaries has a non-contributory, unfunded defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan. The Company uses a September 30 measurement date for this defined benefit retirement plan.

The cost for the plan included the following components:

	2006	2005	2004
	(expressed in thousands)
Service cost-benefit earned during the period	$474	$337	$307
Interest cost on projected benefit obligation	466	471	425
Net amortization and deferral	139	13	20
Net Periodic Retirement Cost	$1,079	$821	$752

The following summarizes the change in benefit obligation and the change in plan assets:

	2006	2005
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$10,811	$8,432
Service cost	474	337
Interest cost	466	471
Exchange rate change	581	(379)
Actuarial loss (gain)	(133)	2,147
Benefits paid	(212)	(197)
Projected benefit obligation, end of year	$11,987	$10,811
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	212	197
Benefits paid	(212)	(197)
Fair value of plan assets, end of year	$—	$—

The funded status of the Company’s defined benefit retirement plan at September 30, 2006 and October 1, 2005 was as follows:

	2006	2005
	(expressed in thousands)
Funded status	$(11,987)	$(10,811)
Unrecognized net gain	2,553	2,679
Unrecognized net liability being amortized	40	51
Required adjustment to recognize minimum liability	(1,228)	(1,415)
Accrued Pension Liability	$(10,622)	$(9,496)
Major assumptions used in the above calculation include:
Discount rate	4.5%	4.3%
Expected rate of increase in future compensation levels	3.2%	3.2%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

Information regarding the Company’s defined benefit retirement plan at September 30, 2006 and October 1, 2005, was as follows:

	2006	2005
	(expressed in thousands)
Projected benefit obligation	$11,987	$10,811
Accumulated benefit obligation	10,622	9,496
Fair value of plan assets	—	—

Statement of Financial Accounting Standard (“SFAS”) No. 87, “Employer’s Accounting for Pensions,” requires recognition of an additional minimum pension liability if the fair value of pension plan assets is less than the accumulated benefit obligation at the end of the plan year. In fiscal year 2006, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Income of $0.1 million, or $0.2 million on a pre-tax basis. In fiscal year 2005, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Loss of $0.9 million, or $1.4 million on a pre-tax basis.

The Company expects to contribute approximately $0.3 million to its defined benefit retirement plan in fiscal year 2007. The future pension benefit payments, which reflect expected future service, are as follows:

Year	Pension Benefits
(expressed in thousands)
2007	$258
2008	316
2009	382
2010	446
2011	504
2012 through 2016	3,207
$5,113

8. Restructuring and Other Charges:

In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Of the total business exits costs of $4.5 million recorded, $3.6 million, $0.7 million, and $0.2 million were included in Cost of Sales, Selling Expense, and General and Administrative Expense, respectively, on the Consolidated Statement of Income for fiscal year 2005. These expenses were reported within the results of operations of the Company’s Test segment. Substantially all of the severance costs were paid in fiscal year 2006, with the remaining balance to be paid in the first quarter of fiscal year 2007.

The Company had no significant restructuring activities in fiscal years 2006 or 2004. For the fiscal years ending September 30, 2006, October 1, 2005, and October 2, 2004, the reserve for restructuring was as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 2, 2004	$—	$—	$—
Provision	1,267	52	1,319
Write-off/payments	—	—	—
Balances at October 1, 2005	1,267	52	1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40

9. Commitments and Contingencies:

Litigation: The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, final resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs associated with these matters as incurred.

Leases: Total lease expense associated with continuing operations was $5.3 million, $4.7 million, and $4.9 million for fiscal years 2006, 2005, and 2004, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2052. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in thousands)
2007	$4,557
2008	3,785
2009	2,826
2010	1,536
2011	1,323
Thereafter	3,842
$17,869

10. Related Party Transactions:

During the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, MTS Sensor purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.2 million, $1.1 million and $0.8 million, respectively. MTS Sensor is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to management of the Company. At September 30, 2006 and October 1, 2005, net outstanding payments due to Mark-Tronik by MTS Sensor were not material.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005,

AND OCTOBER 2, 2004

(expressed in thousands)

	Balance Beginning of Year	Provisions (Benefit)	Amounts Written-Off/ Payments	Balance End of Year
Allowance for Doubtful Accounts:

2006	$1,210	$381	$(241)	$1,350

2005	1,197	201	(188)	1,210

2004	1,603	(228)	(178)	1,197

Restructuring Reserves:

2006	$1,319	$30	$(1,309)	$40

2005	—	1,319	—	1,319

2004	—	—	—	—