Form 10-Q
period 2006-12-30
MTS SYSTEMS CORP
filed 2007-02-05
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN 55344

(Address of principal executive offices)      (Zip Code)

Registrant’s telephone number:  (952) 937-4000

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

The number of shares outstanding of the Registrant’s common stock as of February 2, 2007 was 18,271,072 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited – in thousands, except per share data)

	December 30, 2006	September 30, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$91,887	$97,962
Short-term investments	23,125	23,575
Accounts receivable, net of allowances for doubtful accounts	70,153	72,997
Unbilled accounts receivable	33,909	27,132
Inventories	41,400	40,480
Prepaid expenses	4,585	3,180
Current deferred tax assets	5,325	5,134
Other current assets	1,709	1,065
Assets of discontinued operations	249	803
Total current assets	272,342	272,328

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	43,093	42,072
Machinery and equipment	82,103	78,651
Accumulated depreciation	(81,865)	(78,777)
Total property and equipment, net	44,999	43,614

Goodwill	4,501	4,466
Other assets	3,337	2,102
Non-current deferred tax assets	1,670	1,613
Total Assets	$326,849	$324,123

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$232	$222
Current maturities of long-term debt	6,683	6,683
Accounts payable	16,534	17,090
Accrued payroll and related costs	20,023	29,273
Advance payments from customers	49,882	51,356
Accrued warranty costs	5,741	5,894
Accrued income taxes	3,703	512
Current deferred income taxes	4,831	4,643
Other accrued liabilities	14,754	15,125
Total current liabilities	122,383	130,798

Deferred income taxes	2,530	2,487
Long-term debt, less current maturities	8,990	8,990
Other long-term liabilities	13,285	12,527
Total Liabilities	147,188	154,802

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized: 18,200 and 18,216 shares issued and outstanding	4,550	4,554
Retained earnings	160,773	152,657
Accumulated other comprehensive income	14,338	12,110
Total shareholders’ investment	179,661	169,321
Total Liabilities and Shareholders’ Investment	$326,849	$324,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 30, 2006	December 31, 2005
Revenue:
Product	$85,156	$79,489
Service	13,900	12,354
Total revenue	99,056	91,843
Cost of sales:
Product	49,851	45,015
Service	7,097	6,259
Total cost of sales	56,948	51,274
Gross profit	42,108	40,569

Operating expenses:
Selling	16,939	16,004
General and administrative	8,013	8,104
Research and development	4,534	4,147
Total operating expenses	29,486	28,255

Income from operations	12,622	12,314

Interest expense	(338)	(454)
Interest income	925	682
Other income, net	75	25

Income before income taxes	13,284	12,567
Provision for income taxes	3,167	4,611

Net income	$10,117	$7,956

Earnings per share:
Basic –
Earnings per share	$0.55	$0.41
Weighted average number of common shares outstanding – basic	18,240	19,454

Diluted –
Earnings per share	$0.54	$0.40
Weighted average number of common shares outstanding – diluted	18,601	20,004

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$10,117	$7,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,931	1,898
Deferred income taxes	(179)	—
Bad debt provision	38	71
Stock-based compensation	1,315	916
Equity compensation income tax benefits	(158)	(160)

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(2,606)	(8,259)
Inventories	(525)	62
Prepaid expenses	(1,620)	(2,288)
Other assets	(3,323)	(389)
Accounts payable	(703)	935
Accrued payroll and related costs	(7,633)	(10,164)
Advance payments from customers	(2,047)	18,088
Accrued warranty costs	(228)	(262)
Other current liabilities	1,250	2,869
Operating activities of discontinued operations (revised)	538	(83)
Net cash (used in) provided by operating activities (revised)	(3,833)	11,190

Cash flows from investing activities:
Additions to property and equipment	(1,886)	(1,613)
Proceeds from maturity of short-term investments	7,500	36,355
Purchases of short-term investments	(7,050)	(13,882)
Proceeds adjustment from sale of businesses	—	(490)
Net cash (used in) provided by investing activities	(1,436)	20,370

Cash flows from financing activities:
Net proceeds (repayments) under short-term borrowings	12	(18)
Payments of long-term debt	—	(16)
Equity compensation income tax benefits	158	160
Cash dividends	(2,026)	(1,991)
Proceeds from exercise of stock options and employee stock purchase plan	595	504
Payments to purchase and retire common stock	(2,085)	(22,177)
Net cash used in financing activities	(3,346)	(23,538)
Effect of exchange rate on changes in cash	2,540	(1,415)

Net (decrease) increase in cash and cash equivalents	(6,075)	6,607

Cash and cash equivalents, at beginning of period	97,962	83,143
Cash and cash equivalents, at end of period	$91,887	$89,750

Supplemental disclosure of cash flow information: Cash paid during the period for –
Interest expense	$274	$393
Income taxes	$824	$5,217

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K filed with the SEC. Interim results of operations for the three-month period ended December 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Cash Flow Statement Revisions

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95, Statement of Cash Flows, the net cash flows from operating activities reported in the consolidated cash flow statement for the three-month period ended December 31, 2005 have been revised to separately disclose the net cash flows attributable to the operating activities of discontinued operations. There were no cash flows attributable to investing or financing activities of discontinued operations.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 30, 2006 and September 30, 2006 were as follows:

	December 30, 2006	September 30, 2006
	(expressed in thousands)
Customer projects in various stages of completion	$13,291	$14,046
Components, assemblies and parts	28,109	26,434
Total	$41,400	$40,480

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended December 30, 2006 and December 31, 2005 were as follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(expressed in thousands)
Beginning balance	$5,894	$5,333
Warranty provisions	1,467	1,203
Warranty claims	(1,702)	(1,465)
Currency translation	82	(26)
Ending balance	$5,741	$5,045

2. Stock-Based Compensation

The Company compensates employees, officers, and directors with stock-based compensation under four plans approved by the Company’s shareholders and administered under the supervision of the Company’s Board of Directors. Stock-based compensation awards are generally granted annually at pre-determined dates, with a minor amount granted upon hire date for new employees. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At December 30, 2006, a total of 2,581,923 shares were available for future grant under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended December 30, 2006 and December 31, 2005 was $1.3 million and $0.9 million, respectively.

3. Discontinued Operations

On August 5, 2005, the Company sold substantially all of the net assets of its engine test business, which was based in Ann Arbor, Michigan and also maintained operations in Byfleet, United Kingdom, to A&D Co., Ltd. of Tokyo, Japan. This sale represented the Company’s exit from the engine test business. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations are excluded from the results of operations of the Test segment and are reported as discontinued operations.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. The AeroMet subsidiary was historically included in the Company’s Industrial segment (now the “Sensors” segment) for financial reporting. The loss on disposition of the AeroMet business and its results of operations have been excluded from results of operations of the Sensors segment and are reported as discontinued operations.

The assets of discontinued operations at December 30, 2006 and September 30, 2006 were as follows:

	December 30, 2006	September 30, 2006
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$77	$635
Other current assets	172	168
Total assets of discontinued operations	$249	$803

4. Recently Issued Accounting Standards

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and thus will be effective for the Company in fiscal year 2008. The Company is evaluating the impact of the adoption of FIN 48 to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” – an Amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of the funded status of defined benefit pension and other post-retirement plans in the balance sheet, as well as the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have yet to be recognized as components of net periodic retirement cost pursuant to SFAS No. 87 and SFAS No. 106. The provisions of SFAS No. 158 are effective as of the end of fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial statements.

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

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share includes the potentially dilutive effect of common shares granted in connection with stock-based compensation using the treasury stock method. Stock options to acquire 0.5 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for both the three-month periods ended December 30, 2006 and December 31, 2005, as the exercise of these options would lead to a net reduction in common shares outstanding under the treasury stock method. A reconciliation of these amounts is as follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(in thousands, except per share data)
Net income	$10,117	$7,956

Weighted average common shares outstanding	18,240	19,454
Diluted potential common shares	361	550
Total diluted weighted shares outstanding	18,601	20,004

Earnings per share:
Basic	$0.55	$0.41
Diluted	$0.54	$0.40

6. Short-Term Investments

At December 30, 2006 and September 30, 2006, the Company’s short-term investments consisted of U.S. municipal bonds with maturity dates ranging from 2010 through 2046. These bonds carry double-A or higher credit ratings from at least one of the three globally recognized credit rating services. The interest rates on these bonds are re-set every 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. The Company classifies these investments as available-for-sale, as it intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet. At December 30, 2006 and September 30, 2006, there were no unrealized gains or losses associated with the Company’s short-term investments.

7. Business Segment Information

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments -- “Test” and “Sensors.” During the three-month period ended December 30, 2006, the former “Industrial” segment was re-named the “Sensors” segment. This change was a change in name only; there was no underlying change in the components of the segment. The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s 2006 Form 10-K. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended December 30, 2006 and December 31, 2005 was as follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(expressed in thousands)
Revenue by Segment:
Test	$81,317	$76,839
Sensors	17,739	15,004
Total revenue	$99,056	$91,843

Income from Operations by Segment:
Test	$9,419	$9,934
Sensors	3,203	2,380
Total income from operations	$12,622	$12,314

8. Derivative Instruments and Hedging Activities

The Company periodically enters into contracts with banks to exchange currencies at a set future date and rate to maintain the reporting currency value of specifically identified foreign currency exposures. Because the market value of these currency contracts is derived from current exchange rates, they are classified as derivative financial instruments. The Company does not use currency contracts for speculative or trading purposes.

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time income or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively, and changes in the market value of the contract are recognized in Other Income, net on the Consolidated Statement of Income in the current period.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income, net on the Consolidated Statement of Income in the current period.

At December 30, 2006 and December 31, 2005, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $138.4 million and $122.8 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $33.0 million and $23.0 million, respectively. At December 30, 2006 and December 31, 2005, the market value of the foreign currency exchange contracts was $0.1 million and $1.4 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended December 30, 2006 and December 31, 2005. At December 30, 2006 and December 31, 2005, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was $0.2 million and $1.4 million, respectively. The maximum remaining maturity of any currency exchange contract was 0.8 years at December 30, 2006 and 2.0 years at December 31, 2005.

9. Comprehensive Income

Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments. There were no unrealized gains or losses from available-for-sale securities at December 30, 2006 or December 31, 2005.

Comprehensive income for the periods ended December 30, 2006 and December 31, 2005 was as follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(expressed in thousands)
Net income	$10,117	$7,956
Change in cumulative translation adjustment	2,527	(1,522)
Decrease in unrealized loss on derivative instruments	(299)	(407)
Comprehensive income	$12,345	$6,027

10. Retirement Benefit Plan

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

The cost for the plan for the periods ended December 30, 2006 and December 31, 2005 included the following components:

	Three Months Ended
	December 31, 2006	December 30, 2005
	(expressed in thousands)
Service cost-benefit earned during the period	$124	$114
Interest cost on projected benefit obligation	137	112
Net amortization and deferral	32	33
Net periodic retirement cost	$293	$259

11. Restructuring and Other Charges:

In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value. In addition, the Company recorded employee severance costs and software development expense that will not repeat in future years.

For the three-month period ended December 30, 2006 and the fiscal year ended September 30, 2006, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40
Provision	—	—	—
Write-off/payments	(40)	—	(40)
Balances at December 30, 2006	$—	$—	$—

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware, software and service solutions help customers accelerate and improve their design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors enhance control to improve the productivity and safety of fixed and mobile industrial equipment. MTS had 1,510 employees and revenue of $397 million for the fiscal year ended September 30, 2006.

Summary of Results

Three Months Ended December 30, 2006 (“First Quarter of Fiscal 2007”) Compared to Three Months Ended December 31, 2005 (“First Quarter of Fiscal 2006”)

Effective the First Quarter of Fiscal 2007, the former “Industrial” segment has been re-named the “Sensors” segment.

Orders for the First Quarter of Fiscal 2007 increased 15.1% to $111.5 million, compared to $96.9 million for the First Quarter of Fiscal 2006, primarily driven by large custom orders in the Test segment in Asia and growth in the Sensors segment across all geographies, as well as an estimated $2.8 million favorable impact of currency translation. Backlog of undelivered orders at December 30, 2006 was approximately $208 million, an increase of 8.3% from backlog of approximately $192 million at September 30, 2006, due to higher order volume and an estimated $4.0 million favorable impact of currency translation. Backlog at the end of the First Quarter of Fiscal 2006 was approximately $216 million.

Revenue of $99.1 million for the First Quarter of Fiscal 2007 increased 8.0%, compared to revenue of $91.8 million for the First Quarter of Fiscal 2006, primarily due to increased short-cycle and service business in the Test segment, continued growth in the Sensors segment, and an estimated $3.5 million favorable impact of currency translation. Gross profit for the First Quarter of Fiscal 2007 was $42.1 million, an increase of 3.7% compared to gross profit of $40.6 million for the First Quarter of Fiscal 2006. This increase was primarily due to increased volume in both segments and an estimated $1.2 million favorable impact of currency translation, partially offset by unfavorable product mix and increased manufacturing and support costs in the Test segment. Income from operations for the First Quarter of Fiscal 2007 was $12.6 million, an increase of 2.4% compared to income from operations of $12.3 million for the First Quarter of Fiscal 2006, primarily due to higher gross profit and an estimated $0.5 million favorable impact of currency translation, partially offset by planned increases in operating expenses. Net income for the First Quarter of Fiscal 2007 was $10.1 million, or $0.54 per diluted share, an increase of 26.3% compared to $8.0 million, or $0.40 per diluted share, for the First Quarter of Fiscal 2006, driven by higher income from operations and decreased income tax expense of $1.4 million, or $0.08 per diluted share, primarily due to $1.7 million increased tax benefits associated with the enactment of favorable tax legislation in the quarter. Additionally, a lower share count positively impacted earnings per share by $0.03 for the quarter.

Detailed Financial Results

Orders and Backlog

First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

Orders for the First Quarter of Fiscal 2007 aggregated $111.5 million, an increase of 15.1% compared to orders of $96.9 million for the First Quarter of Fiscal 2006, due to increased custom order volume in the Test segment in Asia and growth in the Sensors segment across all geographies, as well as an estimated $2.8 million favorable impact of currency translation.

Orders for the Test segment in the First Quarter of Fiscal 2007 increased 14.7% to $93.7 million, compared to orders of $81.7 million for the First Quarter of Fiscal 2006. This increase was primarily due to large custom order bookings in Asia and an estimated $2.0 million favorable impact of currency translation, partially offset by decreased volume in North America. The Test segment accounted for 84.0% of total Company orders for the First Quarter of Fiscal 2007, compared to 84.3% for the First Quarter of Fiscal 2006.

Orders for the Sensors segment in the First Quarter of Fiscal 2007 increased 17.1% to $17.8 million, compared to orders of $15.2 million for the First Quarter of Fiscal 2006, reflecting business growth in all geographies, and an estimated $0.8 million favorable impact of currency translation. The Sensors segment accounted for 16.0% of total Company orders for the First Quarter of Fiscal 2007, compared to 15.7% for the First Quarter of Fiscal 2006.

Backlog of undelivered orders at December 30, 2006 was approximately $208 million, an increase of 8.3% from backlog of $192 million at September 30, 2006, primarily due to higher order volume and an estimated $4.0 million favorable impact of currency translation. Backlog at December 31, 2005 was approximately $216 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences an order cancellation larger than $1.0 million.

Results of Operations

First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

Revenue for the First Quarter of Fiscal 2007 was $99.1 million, an increase of $7.3 million, or 8.0%, compared to revenue of $91.8 million for the First Quarter of Fiscal 2006. Revenue from international customers for the First Quarter of Fiscal 2007 represented 61.9% of total revenue, compared to 68.3% for the First Quarter of Fiscal 2006. Test segment revenue for the First Quarter of Fiscal 2007 was $81.3 million, an increase of $4.5 million, or 5.9%, compared to revenue of $76.8 million for the First Quarter of Fiscal 2006, reflecting an increase in short-cycle and service business and an estimated $2.6 million favorable impact of currency translation. Sensors segment revenue for the First Quarter of Fiscal 2007 was $17.8 million, an increase of $2.8 million, or 18.7%, compared to revenue of $15.0 million for the First Quarter of Fiscal 2006, driven by increased volume in Europe and Asia.

Gross profit for the First Quarter of Fiscal 2007 increased $1.5 million, or 3.7%, to $42.1 million, compared to gross profit of $40.6 million for the First Quarter of Fiscal 2006. Gross profit as a percent of revenue was 42.5% for the First Quarter of Fiscal 2007, a decrease of 1.7 percentage points from 44.2% for the First Quarter of Fiscal 2006. Test segment gross profit for the First Quarter of Fiscal 2007 was $32.3 million, a decrease of $0.4 million, or 1.2%, compared to gross profit of $32.7 million for the First Quarter of Fiscal 2006. Gross profit as a percent of revenue for the Test segment decreased 2.9 percentage points, to 39.7%, for the First Quarter of Fiscal 2007, compared to 42.6% for the First Quarter of Fiscal 2006. This decrease was primarily due to unfavorable product mix and increased manufacturing and support costs, partially offset by higher volume and an estimated $0.7 million favorable impact of currency translation. Sensors segment gross profit for the First Quarter of Fiscal 2007 was $9.8 million, an increase of $1.9 million, or 24.1%, compared to gross profit of $7.9 million for the First Quarter of Fiscal 2006. Gross profit as a percent of revenue for the Sensors segment increased 2.4 percentage points, to 55.1%, for the First Quarter of Fiscal 2007, compared to 52.7% for the First Quarter of Fiscal 2006, primarily due to increased volume and improved capacity utilization.

Selling expense for the First Quarter of Fiscal 2007 was $16.9 million, an increase of $0.9 million, or 5.6%, compared to $16.0 million for the First Quarter of Fiscal 2006, primarily due to $0.7 million increased expense associated with increased staffing expenses in the Test segment, $0.4 million increased staffing and commission expense in the Sensors segment, and an estimated $0.5 million unfavorable impact of currency translation, partially offset by a $0.7 million decrease in expense associated with the exited noise and vibration business. Selling expense as a percent of revenue for the First Quarter of Fiscal 2007 was 17.1%, compared to 17.4% for the First Quarter of Fiscal 2006.

General and administrative expense totaled $8.0 million for the First Quarter of Fiscal 2007, a decrease of $0.1 million, or 1.2%, compared to $8.1 million for the First Quarter of Fiscal 2006. This decrease was primarily due to a $1.2 million decrease in consulting expenses, largely offset by $0.7 million increased staffing and benefits expense, $0.4 million increased other expenses, and an estimated $0.1 million unfavorable impact of currency translation. General and administrative expense as a percent of revenue decreased to 8.1% for the First Quarter of Fiscal 2007, compared to 8.8% for the First Quarter of Fiscal 2006.

Research and development expense totaled $4.5 million for the First Quarter of Fiscal 2007, an increase of $0.4 million, or 9.8%, compared to $4.1 million for the First Quarter of Fiscal 2006. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue for the First Quarter of Fiscal 2007 was 4.5%, flat compared to the First Quarter of Fiscal 2006. There was no significant impact on research and development expense from currency translation.

Income from operations for the First Quarter of Fiscal 2007 increased $0.3 million, or 2.4%, to $12.6 million, compared to income from operations of $12.3 million for the First Quarter of Fiscal 2006. Income from operations in the Test segment decreased $0.5 million, or 5.1%, to $9.4 million for the First Quarter of Fiscal 2007, compared to $9.9 million for the First Quarter of Fiscal 2006. This decrease was primarily attributable to planned increases in operating expenses, partially offset by an estimated $0.3 million favorable impact of currency translation. Income from operations in the Sensors segment for the First Quarter of Fiscal 2007 increased $0.8 million, or 33.3%, to $3.2 million, compared to $2.4 million for the First Quarter of Fiscal 2006, primarily due to increased gross profit and an estimated $0.2 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.3 million for the First Quarter of Fiscal 2007, a decrease of $0.2 million compared to interest expense of $0.5 million for the First Quarter of Fiscal 2006, due to reduction in the Company’s long-term debt obligations.

Interest income was $0.9 million for the First Quarter of Fiscal 2007, an increase of $0.2 million compared to interest income of $0.7 million for the First Quarter of Fiscal 2006, reflecting higher average interest rates, partially offset by a lower average balance of cash, cash equivalents and short-term investments during the First Quarter of Fiscal 2007 compared to the First Quarter of Fiscal 2006.

Other income (expense), net was $0.1 million the First Quarter of Fiscal 2007, essentially flat with the First Quarter of Fiscal 2006.

Provision for income taxes totaled $3.2 million for the First Quarter of Fiscal 2007, a decrease of $1.4 million, or 30.4%, compared to $4.6 million for the First Quarter of Fiscal 2006, primarily due to a lower effective tax rate, partially offset by higher income before taxes. The effective tax rate for the First Quarter of Fiscal 2007 was 23.8%, a decrease of 12.9 percentage points compared to a tax rate of 36.7% for the First Quarter of Fiscal 2006, primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2007 that retroactively extended the United States research and development tax credits as well as legislation that entitles the Company to a corporate income tax refund in Germany.

Net income was $10.1 million for the First Quarter of Fiscal 2007, an increase of 26.3% compared to $8.0 million for the First Quarter of Fiscal 2006. The increase was primarily due to higher income before taxes, a reduction in the provision for income taxes, and an estimated favorable impact of currency translation of $0.4 million.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.03 for the First Quarter of Fiscal 2007.

Capital Resources and Liquidity

Total cash and cash equivalents decreased $6.1 million in the First Quarter of Fiscal 2007, primarily due to employee incentives and related benefits payments, increased accounts and unbilled receivables, decreased advance payments received from customers, purchases of the Company’s common stock, and dividend payments, partially offset by strong earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options. Total cash and cash equivalents increased $6.6 million in the First Quarter of Fiscal 2006, primarily due to strong earnings, advance payments received from customers, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by employee incentives and related benefits payments, increases in accounts and unbilled receivables, purchases of the Company’s common stock, and dividend payments. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and short-term investments totaling $115.0 million at December 30, 2006, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities required the use of cash totaling $3.8 million for the First Quarter of Fiscal 2007, compared to cash provided of $11.2 million for the First Quarter of Fiscal 2006. The cash usage for the First Quarter of Fiscal 2007 primarily resulted from net employee incentives and related benefits payments of $7.6 million, a $2.6 million increase in accounts and unbilled receivables, and a $2.0 million decrease in advance payments received from customers, partially offset by strong earnings. Operating cash flow for the First Quarter of Fiscal 2006 primarily resulted from strong earnings and $18.1 million increased advance payments received from customers, partially offset by net employee incentives and related benefits payments of $10.2 million and an increase in accounts and unbilled receivables of $8.3 million.

Cash flows from investing activities required the use of cash totaling $1.4 million for the First Quarter of Fiscal 2007, compared to cash provided of $20.4 million for the First Quarter of Fiscal 2006. During the First Quarter of Fiscal 2007, the Company received net proceeds of $0.5 million from the conversion of short-term investments to cash and cash equivalents and invested $1.9 million in property and equipment additions. During the First Quarter of Fiscal 2006, the Company received net proceeds of $22.5 million from the conversion of short-term investments to cash and cash equivalents and invested $1.6 million in property and equipment additions.

Cash flows from financing activities required the use of cash totaling $3.3 million for the First Quarter of Fiscal 2007, compared to a use of cash totaling $23.5 million for the First Quarter of Fiscal 2006. The cash usage for the First Quarter of Fiscal 2007 was due to the use of $2.1 million to purchase shares of the Company’s common stock and payment of cash dividends of $2.0 million, partially offset by $0.6 million received in connection with employee stock option exercises and $0.2 million equity compensation income tax benefits. The cash usage for the First Quarter of Fiscal 2006 was due to the use of $22.2 million to purchase shares of the Company’s common stock and payment of cash dividends of $2.0 million, partially offset by $0.5 million received in connection with stock option exercises and $0.2 million equity compensation income tax benefits.

Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At December 30, 2006 the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the First Quarter of Fiscal 2007, the Company purchased 54,000 shares of its common stock for $2.1 million. During the First Quarter of Fiscal 2006, the Company purchased 622,935 shares of its common stock for $22.2 million.

Restructuring and Other Charges

In the fourth quarter of fiscal year 2005, the Company decided to exit its noise and vibration business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value. In addition, the Company recorded employee severance costs and software development expense that will not repeat in future years.

For the three-month period ended December 30, 2006 and the fiscal year ended September 30, 2006, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40
Provision	—	—	—
Write-off/payments	(40)	—	(40)
Balances at December 30, 2006	$—	$—	$—

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

Stock-Based Compensation. For purposes of determining estimated fair value of stock-based payment awards on the date of grant in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” the Company utilizes a Black-Scholes option pricing model for estimating the fair value of stock option grants, which requires the input of certain assumptions requiring management judgment. Because the Company’s employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the stock-based compensation expense recorded in the current period. See Note 2 in the Condensed Notes to Consolidated Financial Statements in this Form 10-Q for more information regarding stock-based compensation.

New Accounting Principles

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and thus will be effective for the Company in fiscal year 2008. The Company is evaluating the impact of the adoption of FIN 48 to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” – an Amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of the funded status of defined benefit pension and other post-retirement plans in the balance sheet, as well as the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have yet to be recognized as components of net periodic retirement cost pursuant to SFAS No. 87 and SFAS No. 106. The provisions of SFAS No. 158 are effective as of the end of fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Other Matters

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company manages exposure to changes in foreign currency exchange rates through its regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to hedge the Company’s overall exposure to exchange rate fluctuations, as the gains and losses on these contracts are intended to offset gains and losses on the Company’s assets, liabilities, and cash flows.

The Company’s dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company’s dividend payout ratio target is approximately 25% of earnings per share over the long term.

Forward-Looking Statements

Statements included or incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Form 10-Q, and in the Company’s press releases and oral statements made with the approval of an authorized executive officer, which are not historical or current facts are “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the Company’s actual results in the future and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statements:

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at December 30, 2006 included $91.9 million of cash and cash equivalents and $23.1 million of short-term investments. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. The short-term investment portfolio consisted of U.S. municipal bonds for which the interest rates are re-set every 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. Thus, changes in market interest rates will impact interest income on a current basis. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the period ending December 30, 2006.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $4.3 million in revenue for the three months ended December 30, 2006.

At December 30, 2006 the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on the Company’s interest expense or cash flows.

Item 4.        Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of December 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

None

Item 1A.       Risk Factors

No material changes.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 – November 4, 2006	—	$—	—	—
November 5, 2006 – December 2, 2006	18,000	$38.27	18,000	1,470,238
December 3, 2006 – December 30, 2006	36,000	$38.41	36,000	1,434,238
Total	54,000	$38.36	54,000

The Company purchases Company common stock to offset dilution from new shares created by employee equity compensation such as stock options, restricted stock awards, and the employee stock purchase plan and as a means of returning excess cash to shareholders. The Company executes all of its purchases of Company shares in accordance with Rule 10b-18 of the 1934 Act.

During the First Quarter of Fiscal 2007, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005. Authority over pricing and timing under the program has been delegated to management. The program has no expiration date.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on December 4, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated:	February 5, 2007	/s/ SIDNEY W. EMERY, Jr.
Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer

Dated:	February 5, 2007	/s/ SUSAN E. KNIGHT
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on December 4, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).