Form 10-Q
period 2007-03-31
MTS SYSTEMS CORP
filed 2007-05-08
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN 55344

(Address of principal executive offices)      (Zip Code)

Registrant’s telephone number:  (952) 937-4000

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

The number of shares outstanding of the Registrant’s common stock as of May 4, 2007 was 17,735,135 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited – in thousands, except per share data)

	March 31, 2007	September 30, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$99,905	$97,962
Short-term investments	17,490	23,575
Accounts receivable, net of allowances for doubtful accounts	65,471	72,997
Unbilled accounts receivable	36,125	27,132
Inventories	43,747	40,480
Prepaid expenses	4,284	3,180
Current deferred tax assets	5,430	5,134
Other current assets	499	1,065
Assets of discontinued operations	241	803
Total current assets	273,192	272,328

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	43,291	42,072
Machinery and equipment	85,086	78,651
Accumulated depreciation	(82,987)	(78,777)
Total property and equipment, net	47,058	43,614

Goodwill	4,513	4,466
Other assets	3,385	2,102
Non-current deferred tax assets	1,801	1,613
Total Assets	$329,949	$324,123

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$238	$222
Current maturities of long-term debt	6,683	6,683
Accounts payable	18,933	17,090
Accrued payroll and related costs	24,769	29,273
Advance payments from customers	58,665	51,356
Accrued warranty costs	5,582	5,894
Accrued income taxes	5,013	512
Current deferred income taxes	5,093	4,643
Other accrued liabilities	11,894	15,125
Total current liabilities	136,870	130,798

Deferred income taxes	2,544	2,487
Long-term debt, less current maturities	7,837	8,990
Other long-term liabilities	13,728	12,527
Total Liabilities	160,979	154,802

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized: 17,680 and 18,216 shares issued and outstanding	4,420	4,554
Retained earnings	149,199	152,657
Accumulated other comprehensive income	15,351	12,110
Total shareholders’ investment	168,970	169,321
Total Liabilities and Shareholders’ Investment	$329,949	$324,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenue:
Product	$87,365	$89,035	$172,521	$168,524
Service	14,465	13,833	28,365	26,187
Total revenue	101,830	102,868	200,886	194,711
Cost of sales:
Product	48,755	50,882	98,606	95,897
Service	7,206	6,205	14,303	12,464
Total cost of sales	55,961	57,087	112,909	108,361
Gross profit	45,869	45,781	87,977	86,350
Operating expenses:
Selling and marketing	17,293	15,933	34,232	31,937
General and administrative	7,810	8,896	15,823	17,000
Research and development	4,847	4,694	9,381	8,841
Total operating expenses	29,950	29,523	59,436	57,778

Gain on sale of assets	763	860	763	860

Income from operations	16,682	17,118	29,304	29,432

Interest expense	(331)	(415)	(669)	(869)
Interest income	958	782	1,883	1,464
Other (expense) income, net	(885)	302	(810)	327

Income before income taxes	16,424	17,787	29,708	30,354
Provision for income taxes	6,093	6,488	9,260	11,099
Net income	$10,331	$11,299	$20,448	$19,255

Earnings per share:
Basic–
Earnings per share	$0.57	$0.59	$1.12	$1.00
Weighted average number of common shares outstanding – basic	18,159	19,072	18,200	19,263

Diluted–
Earnings per share	$0.56	$0.58	$1.10	$0.97
Weighted average number of common shares outstanding – diluted	18,536	19,580	18,568	19,792

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$20,448	$19,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,949	3,869
Gain on sale of assets	(763)	(860)
Deferred income taxes	(192)	—
Bad debt provision	70	113
Stock-based compensation	2,624	2,142
Equity compensation income tax benefits	(539)	(971)
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	428	(14,759)
Inventories	(2,597)	(2,261)
Prepaid expenses	(1,525)	(3,522)
Other assets	(2,188)	406
Accounts payable	1,634	1,447
Accrued payroll and related costs	(3,548)	(5,864)
Advance payments from customers	6,561	9,171
Accrued warranty costs	(412)	(825)
Other current liabilities	2,975	5,374
Operating activities of discontinued operations	546	(463)
Net cash provided by operating activities	27,471	12,252
Cash flows from investing activities:
Additions to property and equipment	(5,840)	(3,939)
Proceeds from maturity of short-term investments	29,385	90,632
Purchases of short-term investments	(23,300)	(37,007)
Net proceeds from sale of assets	1,000	(90)
Net cash provided by investing activities	1,245	49,596
Cash flows from financing activities:
Net proceeds under short-term borrowings	15	53
Payments of long-term debt	(1,154)	(1,178)
Equity compensation income tax benefits	539	971
Cash dividends	(6,062)	(3,856)
Proceeds from exercise of stock options and employee stock purchase plan	2,358	2,600
Payments to purchase and retire common stock	(25,869)	(59,508)
Net cash used in financing activities	(30,173)	(60,918)
Effect of exchange rate on changes in cash	3,400	86
Net increase in cash and cash equivalents	1,943	1,016

Cash and cash equivalents, at beginning of period	97,962	83,143
Cash and cash equivalents, at end of period	$99,905	$84,159
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$546	$785
Income taxes	$4,963	$7,207

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K filed with the SEC. Interim results of operations for the three- and six-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 31, 2007 and September 30, 2006 were as follows:

	March 31, 2007	September 30, 2006
	(expressed in thousands)
Customer projects in various stages of completion	$15,517	$14,046
Components, assemblies and parts	28,230	26,434
Total	$43,747	$40,480

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	Apri1 1, 2006	March 31, 2007	April 1, 2006
	(expressed in thousands)
Beginning balance	$5,741	$5,045	$5,894	$5,333
Warranty provisions	1,340	868	2,807	2,071
Warranty claims	(1,535)	(1,444)	(3,237)	(2,909)
Currency translation	36	42	118	16
Ending balance	$5,582	$4,511	$5,582	$4,511

2.   Stock-Based Compensation

The Company compensates employees, officers, and directors with stock-based compensation under four plans approved by the Company’s shareholders and administered under the supervision of the Company’s Board of Directors. Stock-based compensation awards are generally granted annually at pre-determined dates, with a minor amount granted upon hire date for new employees. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At March 31, 2007, a total of 2,573,066 shares were available for future grant under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended March 31, 2007 and April 1, 2006 was $1.3 million and $1.2 million, respectively. Stock-based compensation expense for the six-month periods ended March 31, 2007 and April 1, 2006 was $2.6 million and $2.1 million, respectively.

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

The assets of discontinued operations at March 31, 2007 and September 30, 2006 were as follows:

	March 31, 2007	September 30, 2006
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$58	$635
Other current assets	183	168
Total assets of discontinued operations	$241	$803

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

5.   Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share includes the potentially dilutive effect of common shares granted in connection with stock-based compensation using the treasury stock method. Stock options to acquire 0.5 million weighted common shares have been excluded from the diluted weighted average shares outstanding calculation for the three and six-month periods ended March 31, 2007 and April 1, 2006, as the exercise of these options would lead to a net reduction in common shares outstanding under the treasury stock method. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(in thousands, except per share data)

Net income	$10,331	$11,299	$20,448	$19,255

Weighted average common shares outstanding	18,159	19,072	18,200	19,263
Dilutive potential common shares	377	508	368	529
Total dilutive weighted average shares outstanding	18,536	19,580	18,568	19,792

Earnings per share:
Basic	$0.57	$0.59	$1.12	$1.00
Diluted	$0.56	$0.58	$1.10	$0.97

6.   Short-Term Investments

At March 31, 2007 and September 30, 2006, the Company’s short-term investments consisted of U.S. municipal bonds with maturity dates ranging from 2010 through 2046. These bonds carry double-A or higher credit ratings from at least one of the three globally recognized credit rating services. The interest rates on these bonds are re-set every 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. The Company classifies these investments as available-for-sale, as it intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet. At March 31, 2007 and September 30, 2006, there were no material unrealized gains or losses associated with the Company’s short-term investments.

7.   Business Segment Information

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments — “Test” and “Sensors.” During the three-month period ended December 30, 2006, the former “Industrial” segment was re-named the “Sensors” segment. This change was a change in name only; there was no underlying change in the components of the segment. The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

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

Financial information by reportable segment for the periods ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(expressed in thousands)
Revenue by Segment:
Test	$82,943	$86,975	$164,260	$163,814
Sensors	18,887	15,893	36,626	30,897
Total revenue	$101,830	$102,868	$200,886	$194,711

Income from Operations by Segment:
Test	$12,787	$14,602	$22,206	$24,536
Sensors	3,895	2,516	7,098	4,896
Total income from operations	$16,682	$17,118	$29,304	$29,432

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

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time income or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other (Expense) Income, net on the Consolidated Statement of Income in the current period.

At March 31, 2007 and April 1, 2006, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $115.4 million and $93.5 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $42.6 million and $16.8 million, respectively. At March 31, 2007 and April 1, 2006, the market value of the foreign currency exchange contracts was ($0.1) million and $1.0 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the three- and six-month periods ended March 31, 2007 and April 1, 2006. At March 31, 2007 and April 1, 2006, the amount projected to be reclassified from Accumulated Other Comprehensive (Loss) Income into earnings in the next 12 months was ($0.1) million and $0.5 million, respectively. At March 31, 2007 and April 1, 2006, the maximum remaining maturity of any currency exchange contract was 1.1 years and 2.0 years, respectively.

9.   Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments. There were no material unrealized gains or losses from available-for-sale securities at March 31, 2007 or April 1, 2006.

Comprehensive income for the periods ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(expressed in thousands)
Net income	$10,331	$11,299	$20,448	$19,255
Change in cumulative translation adjustment	1,239	1,671	3,766	149
Decrease in unrealized loss on derivative instruments	(226)	(950)	(525)	(1,357)
Comprehensive income	$11,344	$12,020	$23,689	$18,047

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

The cost for the plan for the periods ended March 31, 2007 and April 1, 2006 included the following components:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(expressed in thousands)
Service cost-benefit earned during the period	$127	$115	$251	$229
Interest cost on projected benefit obligation	138	113	275	225
Net amortization and deferral	33	34	65	67
Net periodic retirement cost	$298	$262	$591	$521

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

For the six-month period ended March 31, 2007 and the fiscal year ended September 30, 2006, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40
Provision	—	—	—
Write-off/payments	(40)	—	(40)
Balances at March 31, 2007	$—	$—	$—

12. Contingencies

The Company is subject to the export control regulations of the U.S. Department of Commerce. As described in a newspaper article published in August 2003, the Department of Commerce and the U.S. Attorney for the District of Minnesota have each been conducting an inquiry into the Company’s compliance with certain export regulations. The initial inquiry described in the newspaper article resulted in a $36,000 civil settlement with the Department of Commerce without the Company admitting to violating any law or regulation. The separate criminal inquiry by the U.S. Attorney’s office has been ongoing and, recently, the U.S. Attorney’s office proposed terms to terminate the criminal inquiry, if the Company were to plead guilty to violating federal export control regulations and a related federal criminal statute and pay the maximum criminal fine, which the Company understands could be up to $1,000,000, under applicable law.

The Company, together with its outside counsel, has thoroughly investigated all actions in question and firmly believes any allegation of wrongdoing is without merit. Furthermore, while the Company does not know whether any formal charges will be brought against it, it has evaluated its legal defenses, and the range of possible and probable outcomes, and does not believe the ultimate outcome of any proceeding would have a material adverse effect on the Company’s business or financial condition.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware, software, and service solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors enhance control to improve the productivity and safety of fixed and mobile industrial equipment. MTS had 1,510 employees and revenue of $397 million for the fiscal year ended September 30, 2006.

Summary of Results

Three Months Ended March 31, 2007 (“Second Quarter of Fiscal 2007”) Compared to Three Months Ended April 1, 2006 (“Second Quarter of Fiscal 2006”)

Orders for the Second Quarter of Fiscal 2007 increased 19.0%, to $97.0 million, compared to $81.5 million for the Second Quarter of Fiscal 2006, primarily driven by increased Test segment orders in North America and Asia and worldwide growth in the Sensors segment, as well as an estimated $2.4 million favorable impact of currency translation. Test segment orders included one large custom order in excess of $5 million. Backlog of undelivered orders at March 31, 2007 was approximately $204 million, a decrease of 1.9% from backlog of approximately $208 million at December 30, 2006. Backlog at the end of the Second Quarter of Fiscal 2006 was approximately $195 million.

Revenue of $101.8 million for the Second Quarter of Fiscal 2007 decreased 1.1%, compared to revenue of $102.9 million for the Second Quarter of Fiscal 2006, primarily due to decreased custom business in the Test segment, partially offset by continued growth in the Sensors segment, and an estimated $3.4 million favorable impact of currency translation. Gross profit for the Second Quarter of Fiscal 2007 was $45.9 million, flat compared to gross profit of $45.8 million for the Second Quarter of Fiscal 2006, as increased volume in the Sensors segment and an estimated $1.0 million favorable impact of currency translation were offset by unfavorable product mix in the Test segment. Income from operations for the Second Quarter of Fiscal 2007 was $16.7 million, a decrease of 2.3% compared to income from operations of $17.1 million for the Second Quarter of Fiscal 2006, primarily due to planned increases in selling, marketing and R&D expense, partially offset by an estimated $0.3 million favorable impact of currency translation. Net income for the Second Quarter of Fiscal 2007 was $10.3 million, or $0.56 per diluted share, a decrease of 8.8% compared to $11.3 million, or $0.58 per diluted share, for the Second Quarter of Fiscal 2006, driven by lower income from operations and a $1.1 million increase in net losses on foreign currency transactions, partially offset by an estimated $0.2 million favorable impact of currency translation.

Six Months Ended March 31, 2007 (“First Half of Fiscal 2007”) Compared to Six Months Ended April 1, 2006 (“First Half of Fiscal 2006”)

Orders for the First Half of Fiscal 2007 increased 16.9%, to $208.5 million, compared to $178.3 million for the First Half of Fiscal 2006, primarily driven by increased custom orders in the Test segment in Asia and worldwide growth in the Sensors segment, as well as an estimated $5.2 million favorable impact of currency translation. Backlog of undelivered orders at March 31, 2007 was approximately $204 million, an increase of 6.3% from backlog of approximately $192 million at September 30, 2006, due to higher order volume and an estimated $4.0 million favorable impact of currency translation.

Revenue of $200.9 million for the First Half of Fiscal 2007 increased 3.2%, compared to revenue of $194.7 million for the First Half of Fiscal 2006, driven by continued growth in the Sensors segment, and an estimated $6.9 million favorable impact of currency translation, partially offset by decreased volume in the Test segment. Gross profit for the First Half of Fiscal 2007 was $88.0 million, an increase of 1.9% compared to gross profit of $86.4 million for the First Half of Fiscal 2006, primarily due to increased volume in the Sensors segment and an estimated $2.2 million favorable impact of currency translation, partially offset by unfavorable product mix and increased manufacturing and support costs in the Test segment. Income from operations for the First Half of Fiscal 2007 was $29.3 million, flat compared to income from operations of $29.4 million for the First Half of Fiscal 2006. Increased gross profit in the Sensors segment and an estimated $0.8 million favorable impact of currency translation were offset by decreased gross profit in the Test segment and planned increases in operating expenses in both segments. Net income for the First Half of Fiscal 2007 was $20.4 million, or $1.10 per diluted share, an increase of 5.7% compared to $19.3 million, or $0.97 per diluted share, for the First Half of Fiscal 2006, primarily due to decreased income tax expense and an estimated $0.6 million favorable impact of currency translation, partially offset by a $1.1 million increase in net losses on foreign currency transactions.

Detailed Financial Results

Orders and Backlog

Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

Orders for the Second Quarter of Fiscal 2007 aggregated $97.0 million, an increase of 19.0% compared to orders of $81.5 million for the Second Quarter of Fiscal 2006, due to increased custom order volume in the Test segment in North America and Asia and worldwide growth in the Sensors segment, as well as an estimated $2.4 million favorable impact of currency translation.

Orders for the Test segment in the Second Quarter of Fiscal 2007 increased 18.7%, to $77.3 million, compared to orders of $65.1 million for the Second Quarter of Fiscal 2006. This increase was primarily due to custom order bookings in North America and Asia and an estimated $1.5 million favorable impact of currency translation, partially offset by decreased volume in Europe. Orders for the Second Quarter of Fiscal 2007 included one large custom order in excess of $5 million. The Test segment accounted for 79.7% of total Company orders for the Second Quarter of Fiscal 2007, compared to 79.9% for the Second Quarter of Fiscal 2006.

Orders for the Sensors segment in the Second Quarter of Fiscal 2007 increased 20.1%, to $19.7 million, compared to orders of $16.4 million for the Second Quarter of Fiscal 2006, reflecting business growth in all geographies and an estimated $0.9 million favorable impact of currency translation. The Sensors segment accounted for 20.3% of total Company orders for the Second Quarter of Fiscal 2007, compared to 20.1% for the Second Quarter of Fiscal 2006.

Backlog of undelivered orders at March 31, 2007 was approximately $204 million, a decrease of 1.9% from backlog of $208 million at December 30, 2006. Backlog at April 1, 2006 was approximately $195 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences an order cancellation larger than $1.0 million.

First Half of Fiscal 2007 Compared to First Half of Fiscal 2006

Orders for the First Half of Fiscal 2007 aggregated $208.5 million, an increase of 16.9% compared to orders of $178.3 million for the First Half of Fiscal 2006, due to increased custom order volume in the Test segment in Asia and worldwide growth in the Sensors segment, as well as an estimated $5.2 million favorable impact of currency translation.

Orders for the Test segment in the First Half of Fiscal 2007 increased 16.6%, to $171.0 million, compared to orders of $146.7 million for the First Half of Fiscal 2006. This increase was primarily due to increased custom order bookings in Asia and an estimated $3.6 million favorable impact of currency translation. The Test segment accounted for 82.0% of total Company orders for the First Half of Fiscal 2007, compared to 82.3% for the First Half of Fiscal 2006.

Orders for the Sensors segment in the First Half of Fiscal 2007 increased 18.7%, to $37.5 million, compared to orders of $31.6 million for the First Half of Fiscal 2006, reflecting worldwide business growth and an estimated $1.6 million favorable impact of currency translation. The Sensors segment accounted for 18.0% of total Company orders for the First Half of Fiscal 2007, compared to 17.7% for the First Half of Fiscal 2006.

Backlog of undelivered orders at March 31, 2007 was approximately $204 million, an increase of 6.3% from backlog of $192 million at September 30, 2006, primarily due to higher order volume and an estimated $4.0 million favorable impact of currency translation.

Results of Operations

Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

Revenue for the Second Quarter of Fiscal 2007 was $101.8 million, a decrease of $1.1 million, or 1.1%, compared to revenue of $102.9 million for the Second Quarter of Fiscal 2006. Revenue from international customers for the Second Quarter of Fiscal 2007 represented 64.4% of total revenue, compared to 65.0% for the Second Quarter of Fiscal 2006. Test segment revenue for the Second Quarter of Fiscal 2007 was $82.9 million, a decrease of $4.1 million, or 4.7% compared to revenue of $87.0 million for the Second Quarter of Fiscal 2006, reflecting decreased custom business, partially offset by and an estimated $2.6 million favorable impact of currency translation. Sensors segment revenue for the Second Quarter of Fiscal 2007 was $18.9 million, an increase of $3.0 million, or 18.9%, compared to revenue of $15.9 million for the Second Quarter of Fiscal 2006, driven by increased worldwide volume and an estimated $0.8 million favorable impact of currency translation.

Gross profit for the Second Quarter of Fiscal 2007 was $45.9 million, flat compared to gross profit of $45.8 million for the Second Quarter of Fiscal 2006. Gross profit as a percent of revenue was 45.1% for the Second Quarter of Fiscal 2007, an increase of 0.6 percentage points from 44.5% for the Second Quarter of Fiscal 2006. Test segment gross profit for the Second Quarter of Fiscal 2007 was $35.5 million, a decrease of $1.9 million, or 5.1%, compared to gross profit of $37.4 million for the Second Quarter of Fiscal 2006. Gross profit as a percent of revenue for the Test segment decreased 0.2 percentage points, to 42.8%, for the Second Quarter of Fiscal 2007, compared to 43.0% for the Second Quarter of Fiscal 2006. This decrease was primarily due to decreased volume and unfavorable product mix, partially offset by an estimated $0.6 million favorable impact of currency translation. Sensors segment gross profit for the Second Quarter of Fiscal 2007 was $10.4 million, an increase of $2.0 million, or 23.8%, compared to gross profit of $8.4 million for the Second Quarter of Fiscal 2006. Gross profit as a percent of revenue for the Sensors segment increased 2.2 percentage points, to 55.0%, for the Second Quarter of Fiscal 2007, compared to 52.8% for the Second Quarter of Fiscal 2006, primarily due to increased volume, improved capacity utilization, and an estimated $0.4 million favorable impact of currency translation.

Selling and marketing expense for the Second Quarter of Fiscal 2007 was $17.3 million, an increase of $1.4 million, or 8.8%, compared to $15.9 million for the Second Quarter of Fiscal 2006, primarily due to $1.0 million increased expense associated with increased compensation, benefits and commission expenses in the Test segment, $0.3 million increased staffing and commission expense in the Sensors segment, and an estimated $0.5 million unfavorable impact of currency translation, partially offset by a $0.4 million decrease in expense associated with the exited noise and vibration business. Selling expense as a percent of revenue for the Second Quarter of Fiscal 2007 was 17.0%, compared to 15.5% for the Second Quarter of Fiscal 2006.

General and administrative expense totaled $7.8 million for the Second Quarter of Fiscal 2007, a decrease of $1.1 million, or 12.4%, compared to $8.9 million for the Second Quarter of Fiscal 2006. This decrease was primarily due to a $1.0 million decrease in consulting expenses and $0.3 million decreased legal and audit fees, partially offset by an estimated $0.2 million unfavorable impact of currency translation. General and administrative expense as a percent of revenue decreased to 7.7% for the Second Quarter of Fiscal 2007, compared to 8.6% for the Second Quarter of Fiscal 2006.

Research and development expense totaled $4.8 million for the Second Quarter of Fiscal 2007, an increase of $0.1 million, or 2.1%, compared to $4.7 million for the Second Quarter of Fiscal 2006. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue increased to 4.7% for the Second Quarter of Fiscal 2007, compared to 4.6% for the Second Quarter of Fiscal 2006. There was no significant impact on research and development expense from currency translation.

Gain on sale of assets of $0.8 million for the Second Quarter of Fiscal 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology. The $0.9 million gain on the sale of assets for the Second Quarter of Fiscal 2006 resulted from the sale of assets of the Company’s noise and vibration business. There was no significant impact on gain on sale of assets from currency translation.

Income from operations for the Second Quarter of Fiscal 2007 decreased $0.4 million, or 2.3%, to $16.7 million, compared to income from operations of $17.1 million for the Second Quarter of Fiscal 2006. Income from operations in the Test segment decreased $1.8 million, or 12.3%, to $12.8 million for the Second Quarter of Fiscal 2007, compared to $14.6 million for the Second Quarter of Fiscal 2006. This decrease was primarily attributable to decreased gross profit. Income from operations in the Sensors segment for the Second Quarter of Fiscal 2007 increased $1.4 million, or 56.0%, to $3.9 million, compared to $2.5 million for the Second Quarter of Fiscal 2006, primarily due to increased gross profit and an estimated $0.3 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.3 million for the Second Quarter of Fiscal 2007, a decrease of $0.1 million compared to interest expense of $0.4 million for the Second Quarter of Fiscal 2006, due to reduction in the Company’s long-term debt obligations. There was no significant impact on interest expense from currency translation.

Interest income was $1.0 million for the Second Quarter of Fiscal 2007, an increase of $0.2 million compared to interest income of $0.8 million for the Second Quarter of Fiscal 2006, reflecting higher average interest rates, partially offset by a lower average balance of cash, cash equivalents and short-term investments during the Second Quarter of Fiscal 2007 compared to the Second Quarter of Fiscal 2006. There was no significant impact on interest income from currency translation.

Other (expense) income, net was $0.9 million of net expense for the Second Quarter of Fiscal 2007, a decrease of $1.2 million compared to $0.3 million of net income in the Second Quarter of Fiscal 2006, primarily due to net losses on foreign currency transactions in the Second Quarter of Fiscal 2007 compared to net gains on foreign currency transactions in the Second Quarter of Fiscal 2006. There was no significant impact on Other (expense) income, net from currency translation.

Provision for income taxes totaled $6.1 million for the Second Quarter of Fiscal 2007, a decrease of $0.4 million, or 6.2%, compared to $6.5 million for the Second Quarter of Fiscal 2006, primarily due to decreased income before taxes, partially offset by an estimated $0.1 million unfavorable impact of currency translation. The effective tax rate for the Second Quarter of Fiscal 2007 was 37.1%, an increase of 0.6 percentage points compared to a tax rate of 36.5% for the Second Quarter of Fiscal 2006, primarily due to the Company’s geographic mix of income among the various tax jurisdictions.

Net income was $10.3 million for the Second Quarter of Fiscal 2007, a decrease of $1.0 million, or 8.8%, compared to $11.3 million for the Second Quarter of Fiscal 2006. The decrease was primarily due to a $1.1 million increase in net losses on foreign currency transactions, partially offset by decreased income tax expense and an estimated $0.2 million favorable impact of currency translation.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.03 for the Second Quarter of Fiscal 2007.

First Half of Fiscal 2007 Compared to First Half of Fiscal 2006

Revenue for the First Half of Fiscal 2007 was $200.9 million, an increase of $6.2 million, or 3.2%, compared to revenue of $194.7 million for the First Half of Fiscal 2006. Revenue from international customers for the First Half of Fiscal 2007 represented 63.2% of total revenue, compared to 66.5% for the First Half of Fiscal 2006. Test segment revenue for the First Half of Fiscal 2007 was $164.3 million, an increase of $0.5 million, or 0.3%, compared to revenue of $163.8 million for the First Half of Fiscal 2006, reflecting an estimated $5.2 million favorable impact of currency translation, partially offset by decreased volume. Sensors segment revenue for the First Half of Fiscal 2007 was $36.6 million, an increase of $5.7 million, or 18.4%, compared to revenue of $30.9 million for the First Half of Fiscal 2006, driven by continued worldwide business growth and an estimated $1.7 million favorable impact of currency translation.

Gross profit for the First Half of Fiscal 2007 increased $1.6 million, or 1.9%, to $88.0 million, compared to gross profit of $86.4 million for the First Half of Fiscal 2006. Gross profit as a percent of revenue was 43.8% for the First Half of Fiscal 2007, a decrease of 0.6 percentage points from 44.4% for the First Half of Fiscal 2006. Test segment gross profit for the First Half of Fiscal 2007 was $67.8 million, a decrease of $2.2 million, or 3.1%, compared to gross profit of $70.0 million for the First Half of Fiscal 2006. Gross profit as a percent of revenue for the Test segment decreased 1.4 percentage points, to 41.3%, for the First Half of Fiscal 2007, compared to 42.7% for the First Half of Fiscal 2006. This decrease was primarily due to unfavorable product mix and increased manufacturing and support costs, partially offset by an estimated $1.3 million favorable impact of currency translation. Sensors segment gross profit for the First Half of Fiscal 2007 was $20.2 million, an increase of $3.8 million, or 23.2%, compared to gross profit of $16.4 million for the First Half of Fiscal 2006. Gross profit as a percent of revenue for the Sensors segment increased 2.1 percentage points, to 55.2%, for the First Half of Fiscal 2007, compared to 53.1% for the First Half of Fiscal 2006, primarily due to increased volume, improved capacity utilization, and an estimated $0.9 million favorable impact of currency translation.

Selling and marketing expense for the First Half of Fiscal 2007 was $34.2 million, an increase of $2.3 million, or 7.2%, compared to $31.9 million for the First Half of Fiscal 2006, primarily due to $1.7 million increased expense associated with increased compensation, benefits and commission expense in the Test segment, $0.7 million increased staffing and commission expense in the Sensors segment, and an estimated $1.0 million unfavorable impact of currency translation, partially offset by a $1.1 million decrease in expense associated with the exited noise and vibration business. Selling expense as a percent of revenue for the First Half of Fiscal 2007 was 17.0%, compared to 16.4% for the First Half of Fiscal 2006.

General and administrative expense totaled $15.8 million for the First Half of Fiscal 2007, a decrease of $1.2 million, or 7.1%, compared to $17.0 million for the First Half of Fiscal 2006. This decrease was primarily due to $2.2 million decreased consulting expenses and $0.4 million decreased legal and audit fees, partially offset by $0.7 million increased staffing and benefits expense, $0.4 million increased other expenses, and an estimated $0.3 million unfavorable impact of currency translation. General and administrative expense as a percent of revenue decreased to 7.9% for the First Half of Fiscal 2007, compared to 8.7% for the First Half of Fiscal 2006.

Research and development expense totaled $9.4 million for the First Half of Fiscal 2007, an increase of $0.6 million, or 6.8%, compared to $8.8 million for the First Half of Fiscal 2006. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue for the First Half of Fiscal 2007 was 4.7%, compared to 4.5% for the First Half of Fiscal 2006. There was no significant impact on research and development expense from currency translation.

Gain on sale of assets of $0.8 million for the First Half of Fiscal 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology. The $0.9 million gain on sale of assets for the First Half of Fiscal 2006 resulted from the sale of assets of the Company’s noise and vibration business. There was no significant impact on gain on sales of assets from currency translation.

Income from operations for the First Half of Fiscal 2007 was $29.3 million, flat compared to income from operations of $29.4 million for the First Half of Fiscal 2006. Income from operations in the Test segment decreased $2.3 million, or 9.4%, to $22.2 million for the First Half of Fiscal 2007, compared to $24.5 million for the First Half of Fiscal 2006. This decrease was primarily attributable to decreased gross profit and planned increases in operating expenses, partially offset by an estimated $0.3 million favorable impact of currency translation. Income from operations in the Sensors segment for the First Half of Fiscal 2007 increased $2.2 million, or 44.9%, to $7.1 million, compared to $4.9 million for the First Half of Fiscal 2006, primarily due to increased gross profit and an estimated $0.5 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.7 million for the First Half of Fiscal 2007, a decrease of $0.2 million compared to interest expense of $0.9 million for the First Half of Fiscal 2006, due to reduction in the Company’s long-term debt obligations. There was no significant impact on interest expense from currency translation.

Interest income was $1.9 million for the First Half of Fiscal 2007, an increase of $0.4 million compared to interest income of $1.5 million for the First Half of Fiscal 2006, reflecting higher average interest rates, partially offset by a lower average balance of cash, cash equivalents and short-term investments during the First Half of Fiscal 2007 compared to the First Half of Fiscal 2006. There was no significant impact on interest income from currency translation.

Other (expense) income, net was $0.8 million in net expense for the First Half of Fiscal 2007, a decrease of $1.1 million compared to $0.3 million in net income in the First Half of Fiscal 2006, primarily due to net losses on foreign currency transactions in the First Half of Fiscal 2007 compared to net gains on foreign currency transactions in the First Half of Fiscal 2006. There was no significant impact on Other (expense) income, net from currency translation.

Provision for income taxes totaled $9.3 million for the First Half of Fiscal 2007, a decrease of $1.8 million, or 16.2%, compared to $11.1 million for the First Half of Fiscal 2006, primarily due to a lower effective tax rate and decreased income before taxes, partially offset by an estimated $0.3 million unfavorable impact of currency translation. The effective tax rate for the First Half of Fiscal 2007 was 31.2%, a decrease of 5.4 percentage points compared to a tax rate of 36.6% for the First Half of Fiscal 2006, primarily due to the enactment of tax legislation in the First Half of Fiscal 2007 that retroactively extended the United States research and development tax credits as well as legislation that entitles the Company to a corporate income tax refund in Germany.

Net income was $20.4 million for the First Half of Fiscal 2007, an increase of $1.1 million, or 5.7%, compared to $19.3 million for the First Half of Fiscal 2006. The increase was primarily due to decreased income tax expense and an estimated $0.6 million favorable impact of currency translation, partially offset by a $1.1 million increase in net losses on foreign currency transactions.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.07 for the First Half of Fiscal 2007.

Capital Resources and Liquidity

Total cash and cash equivalents increased $1.9 million in the First Half of Fiscal 2007, primarily due to strong earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, increased advance payments received from customers, increased income taxes payable, and proceeds from the exercise of stock options, partially offset by employee incentives and related benefits payments, increased inventories, purchases of the Company’s common stock, and dividend payments. Total cash and cash equivalents increased $1.0 million in the First Half of Fiscal 2006, primarily due to strong earnings, advance payments received from customers, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by employee incentive and related benefits payments, increased accounts and unbilled receivables, purchases of the Company’s common stock, and dividend payments. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and short-term investments totaling $117.4 million at March 31, 2007, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash totaling $27.5 million for the First Half of Fiscal 2007, compared to cash provided of $12.3 million for the First Half of Fiscal 2006. Operating cash flow for the First Half of Fiscal 2007 primarily resulted from strong earnings, $6.6 million increased advance payments received from customers, and $4.5 million increased income taxes payable, partially offset by net employee incentive and related benefit payments of $3.5 million and $2.6 million increased inventories. Operating cash flow for the First Half of Fiscal 2006 primarily resulted from strong earnings and $9.2 million increased advance payments received from customers, partially offset by net employee incentive and related benefits payments of $5.9 million and an increase in accounts and unbilled receivables of $14.8 million.

Cash flows from investing activities provided cash totaling $1.2 million for the First Half of Fiscal 2007, compared to cash provided of $49.6 million for the First Half of Fiscal 2006. During the First Half of Fiscal 2007, the Company received net proceeds of $6.1 million from the conversion of short-term investments to cash and cash equivalents, received $1.0 million from the sale of assets associated with the Company’s linear friction welding technology, and invested $5.8 million in property and equipment additions. During the First Half of Fiscal 2006, the Company received net proceeds of $53.6 million from the conversion of short-term investments to cash and cash equivalents and invested $3.9 million in property and equipment additions.

Cash flows from financing activities required the use of cash totaling $30.2 million for the First Half of Fiscal 2007, compared to a use of cash totaling $60.9 million for the First Half of Fiscal 2006. The cash usage for the First Half of Fiscal 2007 was due to the use of $25.9 million to purchase shares of the Company’s common stock, payment of cash dividends of $6.1 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $2.4 million received in connection with stock option exercises and $0.5 million equity compensation income tax benefits. The cash usage for the First Half of Fiscal 2006 was due to the use of $59.5 million to purchase shares of the Company’s common stock, payment of cash dividends of $3.9 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $2.6 million received in connection with stock option exercises and $1.0 million equity compensation income tax benefits.

Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At March 31, 2007 the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the three- and six-month periods ended March 31, 2007, the Company purchased 621,206 and 675,206 shares of its common stock for $23.8 million and $25.9 million, respectively. During the three- and six-month periods ended April 1, 2006, the Company purchased 998,500 and 1,621,435 shares of its common stock for $37.3 million and $59.5 million, respectively.

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

For the six-month period ended March 31, 2007 and the fiscal year ended September 30, 2006, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40
Provision	—	—	—
Write-off/payments	(40)	—	(40)
Balances at March 31, 2007	$—	$—	$—

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS no. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

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

(iii)

Export controls based on U.S. initiatives and foreign policy, as well as import controls imposed by foreign governments, may cause delays in certain shipments or the rejection of orders by the Company. Such delays could create material fluctuations in quarterly operating results and could have a material adverse effect on results of operations. Local political conditions and/or currency restrictions may also affect foreign revenue. Violation of export control laws or regulations could result in civil or criminal penalties applicable to the Company which, under some circumstances, could have a material adverse impact on the Company.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at March 31, 2007 included $99.9 million of cash and cash equivalents and $17.5 million of short-term investments. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. The short-term investment portfolio consisted of U.S. municipal bonds for which the interest rates are re-set every 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. Thus, changes in market interest rates will impact interest income on a current basis. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.6 million for the six months ending March 31, 2007.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $8.8 million in revenue for the six months ended March 31, 2007.

At March 31, 2007 the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on the Company’s interest expense or cash flows.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is subject to the export control regulations of the U.S. Department of Commerce. As described in a newspaper article published in August 2003, the Department of Commerce and the U.S. Attorney for the District of Minnesota have each been conducting an inquiry into the Company’s compliance with certain export regulations. The initial inquiry described in the newspaper article resulted in a $36,000 civil settlement with the Department of Commerce without the Company admitting to violating any law or regulation. The separate criminal inquiry by the U.S. Attorney’s office has been ongoing and, recently, the U.S. Attorney’s office proposed terms to terminate the criminal inquiry, if the Company were to plead guilty to violating federal export control regulations and a related federal criminal statute and pay the maximum criminal fine, which the Company understands could be up to $1,000,000, under applicable law.

The Company, together with its outside counsel, has thoroughly investigated all actions in question and firmly believes any allegation of wrongdoing is without merit. Furthermore, while the Company does not know whether any formal charges will be brought against it, it has evaluated its legal defenses, and the range of possible and probable outcomes, and does not believe the ultimate outcome of any proceeding would have a material adverse effect on the Company’s business or financial condition.

Item 1A.   Risk Factors

No material changes.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 31,2006 – February 3, 2007	45,000	$39.96	45,000	1,389,238
February 4, 2007 – March 3, 2007	86,000	$39.50	86,000	1,303,238
March 4, 2007 – March 31, 2007	490,206	$37.67	490,206	813,032
Total	621,206	$38.09	621,206

The Company purchases Company common stock to offset dilution from new shares created by equity compensation such as stock options, restricted stock awards, and the employee stock purchase plan, and as a means of returning excess cash to shareholders. The Company executes all purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934.

The Company’s share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005. Authority over pricing and timing under the program has been delegated to management. The program has no expiration date.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareowners was held on January 30, 2007.

(b)	The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders:

	Voted For	Voted Against

Ricardo Artigas	16,902,536	18,492
Jean-Lou Chameau	16,902,813	18,215
Merlin E. Dewing	16,903,368	17,660
Sidney W. Emery, Jr.	16,739,505	181,523
Brendan C. Hegarty	16,896,498	24,530
Lois M. Martin	16,902,854	18,174
Barb J. Samardzich	16,903,142	17,886

(c)

The appointment of KPMG, LLP as the Company’s independent registered public accounting firm for the current fiscal year was approved with 16,816,345 votes in favor, 83,467 votes against, and 21,216 votes abstained. There were no broker non-votes.

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

MTS SYSTEMS CORPORATION

Dated:	May 8, 2007	/s/ SIDNEY W. EMERY, Jr.
Sidney W. Emery, Jr. Chairman, President and Chief Executive Officer

Dated:	May 8, 2007	/s/ SUSAN E. KNIGHT
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on December 4, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).