Form 10-Q
period 2007-06-30
MTS SYSTEMS CORP
filed 2007-08-06
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of August 2, 2007 was 17,884,063 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited - in thousands, except per share data)

	June 30, 2007	September 30, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$98,149	$97,962
Short-term investments	5,750	23,575
Accounts receivable, net of allowances for doubtful accounts	79,014	72,997
Unbilled accounts receivable	39,482	27,132
Inventories	43,042	40,480
Prepaid expenses	3,385	3,180
Current deferred tax assets	5,545	5,134
Other current assets	1,215	1,065
Assets of discontinued operations	183	803
Total current assets	275,765	272,328

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	43,783	42,072
Machinery and equipment	88,398	78,651
Accumulated depreciation	(84,650)	(78,777)
Total property and equipment, net	49,199	43,614

Goodwill	4,523	4,466
Other assets	3,401	2,102
Non-current deferred tax assets	1,811	1,613
Total Assets	$334,699	$324,123

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$269	$222
Current maturities of long-term debt	6,683	6,683
Accounts payable	16,556	17,090
Accrued payroll and related costs	27,131	29,273
Advance payments from customers	51,575	51,356
Accrued warranty costs	6,660	5,894
Accrued income taxes	2,137	512
Current deferred income taxes	5,152	4,643
Other accrued liabilities	14,897	15,125
Total current liabilities	131,060	130,798

Deferred income taxes	2,556	2,487
Long-term debt, less current maturities	7,837	8,990
Other long-term liabilities	14,150	12,527
Total Liabilities	155,603	154,802

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized: 17,772 and 18,216 shares issued and outstanding	4,443	4,554
Retained earnings	158,934	152,657
Accumulated other comprehensive income	15,719	12,110
Total Shareholders’ Investment	179,096	169,321
Total Liabilities and Shareholders’ Investment	$334,699	$324,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue:
Product	$93,409	$83,335	$265,930	$251,859
Service	15,146	12,552	43,511	38,739
Total revenue	108,555	95,887	309,441	290,598
Cost of sales:
Product	57,919	48,245	156,525	144,143
Service	7,845	6,675	22,148	19,138
Total cost of sales	65,764	54,920	178,673	163,281
Gross profit	42,791	40,967	130,768	127,317

Operating expenses:
Selling and marketing	17,843	16,142	52,075	48,079
General and administrative	8,195	8,300	24,018	25,300
Research and development	5,069	4,787	14,450	13,628
Total operating expenses	31,107	29,229	90,543	87,007

(Loss) gain on sale of assets	(16)	12	747	872

Income from operations	11,668	11,750	40,972	41,182

Interest expense	(415)	(426)	(1,084)	(1,295)
Interest income	874	734	2,757	2,198
Other income (expense), net	553	717	(257)	1,044

Income before income taxes	12,680	12,775	42,388	43,129
Provision for income taxes	2,675	4,286	11,935	15,385
Net income	$10,005	$8,489	$30,453	$27,744

Earnings per share:
Basic-
Earnings per share	$0.56	$0.46	$1.69	$1.47
Weighted average number of common shares outstanding - basic	17,739	18,258	18,046	18,928

Diluted-
Earnings per share	$0.55	$0.45	$1.65	$1.43
Weighted average number of common shares outstanding - diluted	18,089	18,747	18,409	19,444

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$30,453	$27,744
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,011	5,767
Gain on sale of assets	(747)	(872)
Deferred income taxes	(300)	(1,408)
Bad debt provision	238	264
Stock-based compensation	3,875	3,206
Stock-based compensation income tax benefits	(1,935)	(1,071)

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(16,512)	(11,314)
Inventories	(2,221)	(4,814)
Prepaid expenses	(301)	(3,010)
Other assets	(3,079)	652
Accounts payable	(719)	829
Accrued payroll and related costs	(2,099)	(5,575)
Advance payments from customers	(161)	8,423
Accrued warranty costs	640	(378)
Other current liabilities	3,731	7,231
Operating activities of discontinued operations	604	(412)
Net cash provided by operating activities	17,478	25,262

Cash flows from investing activities:
Additions to property and equipment	(9,787)	(6,045)
Proceeds from maturity of short-term investments	51,585	106,332
Purchases of short-term investments	(33,760)	(53,582)
Net proceeds from sale of assets	1,000	(78)
Net cash provided by investing activities	9,038	46,627

Cash flows from financing activities:
Net proceeds under short-term borrowings	60	217
Payments of notes payable to banks	—	(1,477)
Payments of long-term debt	(1,154)	(1,178)
Stock-based compensation income tax benefits	1,935	1,071
Cash dividends	(6,031)	(5,767)
Proceeds from exercise of stock options and employee stock purchase plan	5,783	4,416
Payments to purchase and retire common stock	(30,393)	(64,527)
Net cash used in financing activities	(29,800)	(67,245)
Check	—	—
Effect of exchange rate on changes in cash	3,471	3,658

Net increase in cash and cash equivalents	187	8,302

Cash and cash equivalents, at beginning of period	97,962	83,143
Cash and cash equivalents, at end of period	$98,149	$91,445
Check	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$800	$1,163
Income taxes	$9,248	$10,780

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K filed with the SEC. Interim results of operations for the three-and nine-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 30, 2007 and September 30, 2006 were as follows:

	June 30, 2007	September 30, 2006
	(expressed in thousands)

Customer projects in various stages of completion	$15,324	$14,046
Components, assemblies and parts	27,718	26,434
Total	$43,042	$40,480

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(expressed in thousands)
Beginning balance	$5,582	$4,511	$5,894	$5,333
Warranty provisions	2,892	1,915	5,699	3,986
Warranty claims	(1,855)	(1,508)	(5,092)	(4,417)
Currency translation	41	104	159	120
Ending balance	$6,660	$5,022	$6,660	$5,022

2. Stock-Based Compensation

The Company compensates employees, officers, and directors with stock-based compensation under four plans approved by the Company’s shareholders and administered under the supervision of the Company’s Board of Directors. Stock-based compensation awards are generally granted annually at pre-determined dates, with occasional awards being granted at the hire date for new employees. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At June 30, 2007, a total of 2,546,134 shares were available for future grant under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended June 30, 2007 and July 1, 2006 was $1.3 million and $1.1 million, respectively. Stock-based compensation expense for the nine-month periods ended June 30, 2007 and July 1, 2006 was $3.9 million and $3.2 million, respectively.

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

The assets of discontinued operations at June 30, 2007 and September 30, 2006 were as follows:

	June 30, 2007	September 30, 2006
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$—	$635
Other current assets	183	168
Total assets of discontinued operations	$183	$803

4. Recently Issued Accounting Standards

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and thus will be effective for the Company in fiscal year 2008. The Company is evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share includes the potentially dilutive effect of common shares granted in connection with stock-based compensation using the treasury stock method. The amount of weighted common shares related to stock options that have been excluded from the diluted weighted average shares outstanding calculation for the three-month periods ended June 30, 2007 and July 1, 2006 was not material. Stock options to acquire 0.5 million weighted common shares have been excluded from the diluted weighted average shares outstanding calculation for the nine-month periods ended June 30, 2007 and July 1, 2006, as the exercise of these options would lead to a net reduction in common shares outstanding under the treasury stock method. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(in thousands, except per share data)

Net income	$10,005	$8,489	$30,453	$27,744

Weighted average common shares outstanding	17,739	18,258	18,046	18,928
Dilutive potential common shares	350	489	363	516
Total dilutive weighted average shares outstanding	18,089	18,747	18,409	19,444

Earnings per share:
Basic	$0.56	$0.46	$1.69	$1.47
Diluted	$0.55	$0.45	$1.65	$1.43

6. Short-Term Investments

At June 30, 2007 and September 30, 2006, the Company’s short-term investments consisted of U.S. municipal bonds with maturity dates ranging from 2029 through 2036. These bonds carry double-A or higher credit ratings from at least one of the three globally recognized credit rating services. The interest rates on these bonds are re-set every 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. The Company classifies these investments as available-for-sale, as it intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet. At June 30, 2007 and September 30, 2006, there were no material unrealized gains or losses associated with the Company’s short-term investments.

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

Financial information by reportable segment for the periods ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(expressed in thousands)
Revenue by Segment:
Test	$89,123	$79,287	$253,383	$243,101
Sensors	19,432	16,600	56,058	47,497
Total revenue	$108,555	$95,887	$309,441	$290,598

Income from Operations by Segment:
Test	$8,135	$8,848	$30,341	$33,384
Sensors	3,533	2,902	10,631	7,798
Total income from operations	$11,668	$11,750	$40,972	$41,182

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

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheet until they are recognized in earnings at the time currency gain or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively, and changes in the market value of the contract are recognized in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

At June 30, 2007 and July 1, 2006, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $108.0 million and $105.4 million, respectively. Netting offsetting contracts, net notional contracts outstanding in U.S. dollar equivalent amounts were $34.3 million and $26.0 million, respectively. At June 30, 2007 and July 1, 2006, the market value of the foreign currency exchange contracts was $0.7 million and $0.2 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended June 30, 2007 and July 1, 2006. At June 30, 2007 and July 1, 2006, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was $0.2 million and $0.1 million, respectively. The maximum remaining maturity of any currency exchange contract was 0.8 years at June 30, 2007 and 0.9 years at July 1, 2006.

9. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive income for the periods ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(expressed in thousands)

Net income	$10,005	$8,489	$30,453	$27,744
Change in cumulative translation adjustment	51	4,042	3,817	4,191
Increase (decrease) in unrealized gain/loss on derivative instruments	317	(27)	(208)	(1,384)
Comprehensive income	$10,373	$12,504	$34,062	$30,551

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

The cost for the plan for the periods ended June 30, 2007 and July 1, 2006 included the following components:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(expressed in thousands)

Service cost-benefit earned during the period	$129	$113	$380	$342
Interest cost on projected benefit obligation	142	111	417	336
Net amortization and deferral	33	33	98	100
Net periodic retirement cost	$304	$257	$895	$778

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

For the nine-month period ended June 30, 2007 and the fiscal year ended September 30, 2006, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40
Provision	—	—	—
Write-off/payments	(40)	—	(40)
Balances at June 30, 2007	$—	$—	$—

12. Contingencies

The Company is subject to the export control regulations of the U.S. Department of Commerce. As previously reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2007, the Department of Commerce and the U.S. Attorney for the District of Minnesota have each been conducting an inquiry into the Company’s compliance with certain export regulations. The initial inquiry, as described in a newspaper article published in the Minneapolis Star Tribune in August 2003, resulted in a less than $0.1 million civil settlement with the Department of Commerce without the Company admitting to violating any law or regulation. The separate criminal inquiry by the U.S. Attorney’s office has been ongoing and, during the second quarter of fiscal 2007, the U.S. Attorney’s office proposed terms to terminate the criminal inquiry, if the Company were to plead guilty to violating federal export control regulations and a related federal criminal statute and pay the maximum criminal fine, which the Company understands could be up to $1.0 million, under applicable law.

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

Summary of Results

Three Months Ended June 30, 2007 (“Third Quarter of Fiscal 2007”) Compared to Three Months Ended July 1, 2006 (“Third Quarter of Fiscal 2006”)

Orders for the Third Quarter of Fiscal 2007 increased 14.5%, to $111.9 million, compared to $97.7 million for the Third Quarter of Fiscal 2006, primarily driven by two large Test segment orders in North America and Europe, and worldwide growth in the Sensors segment, as well as an estimated $0.7 million favorable impact of currency translation. Backlog of undelivered orders at June 30, 2007 was approximately $206 million, an increase of 1.0% from backlog of approximately $204 million at March 31, 2007. Backlog at the end of the Third Quarter of Fiscal 2006 was approximately $198 million.

Revenue of $108.6 million for the Third Quarter of Fiscal 2007 increased 13.2%, compared to revenue of $95.9 million for the Third Quarter of Fiscal 2006, primarily driven by a higher proportion of standard product and service business in Test, continued growth in Sensors, and an estimated $1.4 million favorable impact of currency translation. Gross profit for the Third Quarter of Fiscal 2007 was $42.8 million, an increase of 4.4% compared to gross profit of $41.0 million for the Third Quarter of Fiscal 2006, primarily due to increased volume, partially offset by unplanned project costs and increased warranty expense in the Test segment. Income from operations for the Third Quarter of Fiscal 2007 was $11.7 million, flat compared to income from operations of $11.8 million for the Third Quarter of Fiscal 2006, as planned increases in sales, marketing, and research and development spending to support strategic initiatives equaled the increase in gross profit. Net income for the Third Quarter of Fiscal 2007 was $10.0 million, or $0.55 per diluted share, an increase of 17.6% compared to $8.5 million, or $0.45 per diluted share, for the Third Quarter of Fiscal 2006, driven by decreased income tax expense of $1.6 million due to increased tax benefits resulting from research and development credits and export transactions.

Nine Months Ended June 30, 2007 (“First Nine Months of Fiscal 2007”) Compared to Nine Months Ended July 1, 2006 (“First Nine Months of Fiscal 2006”)

Orders for the First Nine Months of Fiscal 2007 increased 16.0%, to $320.4 million, compared to $276.1 million for the First Nine Months of Fiscal 2006, primarily driven by large custom orders in the Test segment in North America and Asia and worldwide growth in the Sensors segment, as well as an estimated $5.9 million favorable impact of currency translation. Backlog of undelivered orders at June 30, 2007 was approximately $206 million, an increase of 7.3% from a backlog of approximately $192 million at September 30, 2006, due to higher order volume and an estimated $3.0 million favorable impact of currency translation.

Revenue of $309.4 million for the First Nine Months of Fiscal 2007 increased 6.5%, compared to revenue of $290.6 million for the First Nine Months of Fiscal 2006, driven by a higher proportion of standard product and service business in Test, continued growth in the Sensors segment, and an estimated $8.3 million favorable impact of currency translation. Gross profit for the First Nine Months of Fiscal 2007 was $130.8 million, an increase of 2.7% compared to gross profit of $127.3 million for the First Nine Months of Fiscal 2006, primarily due to increased volume, favorable product mix, and an estimated $2.6 million favorable impact of currency translation, partially offset by unplanned custom project costs and increased warranty expense in the Test segment. Income from operations for the First Nine Months of Fiscal 2007 was $41.0 million, flat compared to income from operations of $41.2 million for the First Nine Months of Fiscal 2006, as planned increases in sales, marketing, and research and development spending to support strategic initiatives equaled the increase in gross profit and an estimated $0.9 million favorable impact of currency translation. Net income for the First Nine Months of Fiscal 2007 was $30.5 million, or $1.65 per diluted share, an increase of 10.1% compared to $27.7 million, or $1.43 per diluted share, for the First Nine Months of Fiscal 2006, primarily due to decreased income tax expense of $3.5 million, and an estimated $0.7 million favorable impact of currency translation, partially offset by a $1.2 million increase in net losses on foreign currency transactions. The decrease in income tax expense is primarily due to the enactment of favorable tax legislation in the United States and Germany during the First Nine Months of Fiscal 2007, and increased tax benefits resulting from research and development credits and export transactions.

Detailed Financial Results

Orders and Backlog

Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

Orders for the Third Quarter of Fiscal 2007 aggregated $111.9 million, an increase of 14.5% compared to orders of $97.7 million for the Third Quarter of Fiscal 2006, primarily driven by two large Test segment orders in North America and Europe, and worldwide growth in the Sensors segment, as well as an estimated $0.7 million favorable impact of currency translation.

Orders for the Test segment in the Third Quarter of Fiscal 2007 increased 12.5%, to $90.8 million, compared to orders of $80.7 million for the Third Quarter of Fiscal 2006, reflecting an increase in North America and Europe, and an estimated $0.4 million favorable impact of currency translation. Orders in the Third Quarter of Fiscal 2007 included two large custom orders which aggregated to approximately $17 million. The Test segment accounted for 81.1% of total Company orders for the Third Quarter of Fiscal 2007, compared to 82.6% for the Third Quarter of Fiscal 2006.

Orders for the Sensors segment in the Third Quarter of Fiscal 2007 increased 24.1%, to $21.1 million, compared to orders of $17.0 million for the Third Quarter of Fiscal 2006, reflecting business growth in all geographies and an estimated $0.3 million favorable impact of currency translation. One large order of approximately $1.4 million accounted for 8 percentage points of the growth. The Sensors segment accounted for 18.9% of total Company orders for the Third Quarter of Fiscal 2007, compared to 17.4% for the Third Quarter of Fiscal 2006.

Backlog of undelivered orders at June 30, 2007 was approximately $206 million, an increase 1.0% from backlog of $204 million at March 31, 2007. Backlog at July 1, 2006 was approximately $198 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences an order cancellation larger than $1.0 million.

First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006

Orders for the First Nine Months of Fiscal 2007 aggregated $320.4 million, an increase of 16.0% compared to orders of $276.1 million for the First Nine Months of Fiscal 2006, due to increased custom order volume in the Test segment in Asia and North America and worldwide growth in the Sensors segment, as well as an estimated $5.9 million favorable impact of currency translation.

Orders for the Test segment in the First Nine Months of Fiscal 2007 increased 15.1%, to $261.8 million, compared to orders of $227.5 million for the First Nine of Fiscal 2006. This increase was primarily due to increased custom order bookings in Asia and North America, and an estimated $3.9 million favorable impact of currency translation. The Test segment accounted for 81.7% of total Company orders for the First Nine Months of Fiscal 2007, compared to 82.4% for the First Nine Months of Fiscal 2006.

Orders for the Sensors segment in the First Nine Months of Fiscal 2007 increased 20.6%, to $58.6 million, compared to orders of $48.6 million for the First Nine Months of Fiscal 2006, reflecting worldwide business growth and an estimated $2.0 million favorable impact of currency translation. The Sensors segment accounted for 18.3% of total Company orders for the First Nine Months of Fiscal 2007, compared to 17.6% for the First Nine Months of Fiscal 2006.

Backlog of undelivered orders at June 30, 2007 was approximately $206 million, an increase of 7.3% from backlog of $192 million at September 30, 2006, primarily due to higher order volume and an estimated $3.0 million favorable impact of currency translation.

Results of Operations

Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

Revenue for the Third Quarter of Fiscal 2007 was $108.6 million, an increase of $12.7 million, or 13.2%, compared to revenue of $95.9 million for the Third Quarter of Fiscal 2006. Revenue from international customers for the Third Quarter of Fiscal 2007 represented 65.3% of total revenue, compared to 67.2% for the Third Quarter of Fiscal 2006. Test segment revenue for the Third Quarter of Fiscal 2007 was $89.1 million, an increase of $9.8 million or 12.4%, compared to revenue of $79.3 million for the Third Quarter of Fiscal 2006, reflecting an increase in the proportion of standard product and service business and an estimated $1.0 million favorable impact of currency translation. Sensors segment revenue for the Third Quarter of Fiscal 2007 was $19.5 million, an increase of $2.9 million or 17.5%, compared to revenue of $16.6 million for the Third Quarter of Fiscal 2006, driven by increased worldwide volume and an estimated $0.4 million favorable impact of currency translation.

Gross profit for the Third Quarter of Fiscal 2007 was $42.8 million, an increase of 1.8 million or 4.4%, compared to gross profit of $41.0 million for the Third Quarter of Fiscal 2006. Gross profit as a percent of revenue was 39.4% for the Third Quarter of Fiscal 2007, a decrease of 3.4 percentage points from 42.8% for the Third Quarter of Fiscal 2006. Test segment gross profit for the Third Quarter of Fiscal 2007 was $32.2 million, an increase of $0.3 million, or 0.9%, compared to gross profit of $31.9 million for the Third Quarter of Fiscal 2006. Gross profit as a percent of revenue for the Test segment decreased 4.1 percentage points, to 36.1%, for the Third Quarter of Fiscal 2007, compared to 40.2% for the Third Quarter of Fiscal 2006. This decrease was primarily due to unplanned project costs and increased warranty expense on a few large custom projects, partially offset by an estimated $0.2 million favorable impact of currency translation. Sensors segment gross profit for the Third Quarter of Fiscal 2007 was $10.6 million, an increase of $1.5 million, or 16.5%, compared to gross profit of $9.1 million for the Third Quarter of Fiscal 2006, primarily due to volume. Gross profit as a percent of revenue for the Sensors segment decreased 0.4 percentage points, to 54.4%, for the Third Quarter of Fiscal 2007, compared to 54.8% for the Third Quarter of Fiscal 2006. There was an estimated $0.2 million favorable impact of currency translation on gross profit for the Third Quarter of Fiscal 2007.

Selling and marketing expense for the Third Quarter of Fiscal 2007 was $17.8 million, an increase of $1.7 million, or 10.6%, compared to $16.1 million for the Third Quarter of Fiscal 2006, primarily due to $1.3 million increased compensation, benefits, travel and commission expenses in the Test segment, $0.5 million increased staffing and benefits expense in the Sensors segment, and an estimated $0.3 million unfavorable impact of currency translation, partially offset by a $0.4 million decrease in expense associated with the exited noise and vibration business. Selling expense as a percent of revenue decreased to 16.4% for the Third Quarter of Fiscal 2007, compared to 16.8% for the Third Quarter of Fiscal 2006.

General and administrative expense totaled $8.2 million for the Third Quarter of Fiscal 2007, flat compared to $8.3 million for the Third Quarter of Fiscal 2006, as $0.2 million decreased consulting expenses and $0.3 million decreased legal and audit fees were offset by $0.3 million increased compensation and benefits expense, and an estimated $0.1 million unfavorable impact of currency translation. General and administrative expense as a percent of revenue decreased to 7.6% for the Third Quarter of Fiscal 2007, compared to 8.7% for the Third Quarter of Fiscal 2006.

Research and development expense totaled $5.1 million for the Third Quarter of Fiscal 2007, an increase of $0.3 million, or 6.3%, compared to $4.8 million for the Third Quarter of Fiscal 2006. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue decreased to 4.7% for the Third Quarter of Fiscal 2007, compared to 5.0% for the Third Quarter of Fiscal 2006. There was no significant impact on research and development expense from currency translation.

Income from operations for the Third Quarter of Fiscal 2007 was $11.7 million, flat compared to income from operations of $11.8 million for the Third Quarter of Fiscal 2006. Income from operations in the Test segment decreased $0.7 million, or 7.9%, to $8.2 million for the Third Quarter of Fiscal 2007, compared to $8.9 million for the Third Quarter of Fiscal 2006. This decrease was primarily attributable to planned increases in operating expenses, partially offset by higher gross profit. Income from operations in the Sensors segment for the Third Quarter of Fiscal 2007 increased $0.6 million, or 20.7%, to $3.5 million, compared to $2.9 million for the Third Quarter of Fiscal 2006, primarily due to increased gross profit and an estimated $0.1 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.4 million for the Third Quarter of Fiscal 2007, flat compared to interest expense of $0.4 million for the Third Quarter of Fiscal 2006. There was no significant impact on interest expense from currency translation.

Interest income was $0.9 million for the Third Quarter of Fiscal 2007, an increase of $0.2 million compared to interest income of $0.7 million for the Third Quarter of Fiscal 2006, reflecting higher average interest rates, partially offset by a lower average balance of cash, cash equivalents and short-term investments during the Third Quarter of Fiscal 2007 compared to the Third Quarter of Fiscal 2006. There was no significant impact on interest income from currency translation.

Other income (expense), net was $0.6 million of net income for the Third Quarter of Fiscal 2007, flat compared to $0.7 million of net income in the Third Quarter of Fiscal 2006. There was no significant impact on other income (expense), net from currency translation.

Provision for income taxes totaled $2.7 million for the Third Quarter of Fiscal 2007, a decrease of $1.6 million, or 37.2%, compared to $4.3 million for the Third Quarter of Fiscal 2006, primarily due to increased tax benefits resulting from research and development credits and export transactions. The effective tax rate for the Third Quarter of Fiscal 2007 was 21.1%, a decrease of 12.4 percentage points compared to a tax rate of 33.5% for the Third Quarter of Fiscal 2006. There was no significant impact on provision for income taxes from currency translation.

Net income was $10.0 million for the Third Quarter of Fiscal 2007, a decrease of $1.5 million, or 17.6%, compared to $8.5 million for the Third Quarter of Fiscal 2006. The increase was primarily due to decreased income tax expense and an estimated $0.1 million favorable impact of currency translation.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.02 for the Third Quarter of Fiscal 2007.

First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006

Revenue for the First Nine Months of Fiscal 2007 was $309.4 million, an increase of $18.8 million, or 6.5%, compared to revenue of $290.6 million for the First Nine Months of Fiscal 2006. Revenue from international customers for the First Nine Months of Fiscal 2007 represented 63.9% of total revenue, compared to 66.8% for the First Nine Months of Fiscal 2006. Test segment revenue for the First Nine Months of Fiscal 2007 was $253.4 million, an increase of $10.3 million, or 4.2%, compared to revenue of $243.1 million for the First Nine Months of Fiscal 2006, driven by an increase in the proportion of standard product and service business in Test, and an estimated $6.2 million favorable impact of currency translation. Sensors segment revenue for the First Nine Months of Fiscal 2007 was $56.0 million, an increase of $8.5 million, or 17.9%, compared to revenue of $47.5 million for the First Nine Months of Fiscal 2006, driven by continued worldwide business growth and an estimated $2.1 million favorable impact of currency translation.

Gross profit for the First Nine Months of Fiscal 2007 increased $3.5 million, or 2.7%, to $130.8 million, compared to gross profit of $127.3 million for the First Nine Months of Fiscal 2006. Gross profit as a percent of revenue was 42.3% for the First Nine Months of Fiscal 2007, a decrease of 1.5 percentage points from 43.8% for the First Nine Months of Fiscal 2006. Test segment gross profit for the First Half of Fiscal 2007 was $100.0 million, a decrease of $1.9 million, or 1.9%, compared to gross profit of $101.9 million for the First Nine Months of Fiscal 2006. Gross profit as a percent of revenue for the Test segment decreased 2.5 percentage points, to 39.4%, for the First Nine Months of Fiscal 2007, compared to 41.9% for the First Nine Months of Fiscal 2006. This decrease was primarily due to unplanned custom project costs and increased warranty expense on a few large custom projects, partially offset by favorable product mix, and an estimated $1.5 million favorable impact of currency translation. Sensors segment gross profit for the First Nine Months of Fiscal 2007 was $30.8 million, an increase of $5.4 million, or 21.3%, compared to gross profit of $25.4 million for the First Nine Month of Fiscal 2006. Gross profit as a percent of revenue for the Sensors segment increased 1.5 percentage points, to 55.0%, for the First Nine Months of Fiscal 2007, compared to 53.5% for the First Nine Months of Fiscal 2006, primarily due to increased volume, and an estimated $1.1 million favorable impact of currency translation.

Selling and marketing expense for the First Nine of Fiscal 2007 was $52.1 million, an increase of $4.0 million, or 8.3%, compared to $48.1 million for the First Nine Months of Fiscal 2006, primarily due to $3.0 million increased compensation, benefits, travel and commission expenses in the Test segment, $1.2 million increased staffing and commission expense in the Sensors segment, and an estimated $1.2 million unfavorable impact of currency translation, partially offset by a $1.4 million decrease in expense associated with the exited noise and vibration business. Selling expense as a percent of revenue increased to 16.8% for the First Nine Months of Fiscal 2007, compared to 16.6% for the First Nine Months of Fiscal 2006.

General and administrative expense totaled $24.0 million for the First Nine Months of Fiscal 2007, a decrease of $1.3 million, or 5.1%, compared to $25.3 million for the First Nine Months of Fiscal 2006. This decrease was primarily due to a $2.1 million reduction in consulting expenses and a $0.7 million reduction in legal and audit fees, partially offset by a $1.1 million increase in staffing and benefits expense, and an estimated $0.4 million unfavorable impact of currency translation. General and administrative expense as a percent of revenue decreased to 7.8% for the First Nine Months of Fiscal 2007, compared to 8.7% for the First Nine Months of Fiscal 2006.

Research and development expense totaled $14.5 million for the First Nine Months of Fiscal 2007, an increase of $0.9 million, or 6.6%, compared to $13.6 million for the First Nine Months of Fiscal 2006. This increase was primarily due to a planned increase in expenditures for new product development in both segments. Research and development expense as a percent of revenue for the First Half of Fiscal 2007 was 4.7%, flat compared to the First Half of Fiscal 2006. There was no significant impact on research and development expense from currency translation.

(Loss) gain on sale of assets of $0.7 million for the First Nine Months of Fiscal 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology. The $0.9 million gain on sale of assets for the First Nine Months of Fiscal 2006 resulted from the sale of assets of the Company’s exited noise and vibration business. There was no impact on gain on sale of assets from currency translation.

Income from operations for the First Nine Months of Fiscal 2007 was $41.0 million, flat compared to income from operations of $41.2 million for the First Nine Months of Fiscal 2006. Income from operations in the Test segment decreased $3.0 million, or 9.0%, to $30.4 million for the First Nine Months of Fiscal 2007, compared to $33.4 million for the First Nine Months of Fiscal 2006. This decrease was primarily attributable to decreased gross profit and planned increases in operating expenses, partially offset by an estimated $0.4 million favorable impact of currency translation. Income from operations in the Sensors segment for the First Nine Months of Fiscal 2007 increased $2.8 million, or 35.9%, to $10.6 million, compared to $7.8 million for the First Nine Months of Fiscal 2006, primarily due to increased gross profit and an estimated $0.5 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $1.1 million for the First Nine Months of Fiscal 2007, a decrease of $0.2 million compared to interest expense of $1.3 million for the First Nine Months of Fiscal 2006, due to a reduction in the Company’s long-term debt obligations. There was no significant impact on interest expense from currency translation.

Interest income was $2.8 million for the First Nine Months of Fiscal 2007, an increase of $0.6 million compared to interest income of $2.2 million for the First Nine Months of Fiscal 2006, reflecting higher average interest rates, partially offset by a lower average balance of cash, cash equivalents and short-term investments during the First Nine Months of Fiscal 2007 compared to the First Nine Months of Fiscal 2006. There was no significant impact on interest income from currency translation.

Other income (expense), net was $0.3 million in net expense for the First Nine Months of Fiscal 2007, compared to $1.0 million in net income in the First Nine Months of Fiscal 2006, primarily due to net losses on foreign currency transactions in the First Nine Months of Fiscal 2007 compared to net gains on foreign currency transactions in the First Nine Months of Fiscal 2006. There was no significant impact on other income (expense), net from currency translation.

Provision for income taxes totaled $11.9 million for the First Nine Months of Fiscal 2007, a decrease of $3.5 million, or 22.7%, compared to $15.4 million for the First Nine Months of Fiscal 2006, primarily due to a lower effective tax rate and decreased income before taxes, partially offset by an estimated $0.3 million unfavorable impact of currency translation. The effective tax rate for the First Nine Months of Fiscal 2007 was 28.2%, a decrease of 7.5 percentage points compared to a tax rate of 35.7% for the First Nine Months of Fiscal 2006, primarily due to the enactment of tax legislation in Germany during the First Nine Months of Fiscal 2007 that entitled the Company to a corporate income tax refund, favorable legislation in the United States that retroactively extended the research and development tax credit, as well as favorable tax benefits resulting from export transactions.

Net income was $30.5 million for the First Nine Months of Fiscal 2007, an increase of $2.8 million, or 10.1%, compared to $27.7 million for the First Nine Months of Fiscal 2006. The increase was primarily due to decreased income tax expense and an estimated $0.6 million favorable impact of currency translation, partially offset by a $1.2 million increase in net losses on foreign currency transactions.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.08 for the First Nine Months of Fiscal 2007.

Capital Resources and Liquidity

Total cash and cash equivalents increased $0.2 million in the First Nine Months of Fiscal 2007, primarily due to strong earnings and net proceeds generated from the conversion of short-term investments to cash and cash equivalents, partially offset by increased accounts and unbilled receivables, and purchases of the Company’s common stock. Total cash and cash equivalents increased $8.3 million in the First Nine Months of Fiscal 2006, primarily due to strong earnings, advance payments received from customers, and net proceeds generated from the conversion of short-term investments to cash and cash equivalents, partially offset by employee incentives and related benefits payments, increased accounts and unbilled receivables, and purchases of the Company’s common stock. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and short-term investments totaling $103.9 million at June 30, 2007, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash totaling $17.5 million for the First Nine Months of Fiscal 2007, compared to cash provided of $25.3 million for the First Nine Months of Fiscal 2006. Operating cash flow for the First Nine Months of Fiscal 2007 primarily resulted from strong earnings, partially offset by a $16.5 million increased account and unbilled receivables, $2.2 million increased inventories, and net employee incentives and related benefit payments of $2.1 million. Operating cash flow for the First Nine Months of Fiscal 2006 primarily resulted from strong earnings, $8.4 million increased advance payments from customers, and $3.9 million increased income taxes payable, partially offset by net employee incentives and related benefits payments of $5.5 million and an increase in accounts and unbilled receivables of $11.3 million.

Cash flows from investing activities provided cash totaling $9.0 million for the First Nine Months of Fiscal 2007, compared to cash provided of $46.6 million for the First Nine Months of Fiscal 2006. During the First Nine Months of Fiscal 2007, the Company received net proceeds of $17.8 million from the conversion of short-term investments to cash and cash equivalents, received $1.0 million from the sale of assets associated with the Company’s linear friction welding technology, and invested $9.8 million in property and equipment additions. During the First Nine Months of Fiscal 2006, the Company received net proceeds of $52.8 million from the conversion of short-term investments to cash and cash equivalents and invested $6.0 million in property and equipment additions.

Cash flows from financing activities required the use of cash totaling $29.8 million for the First Nine Months of Fiscal 2007, compared to a use of cash totaling $67.2 million for the First Nine Months of Fiscal 2006. The cash usage for the First Nine Months of Fiscal 2007 was due to the use of $30.4 million to purchase shares of the Company’s common stock, payment of cash dividends of $6.0 million, and repayment of interest-bearing debt of $1.1 million, partially offset by $5.8 million received in connection with stock option exercises and $1.9 million equity compensation income tax benefits. The cash usage for the First Nine Months of Fiscal 2006 was due to the use of $64.5 million to purchase shares of the Company’s common stock, payment of cash dividends of $5.8 million, and net repayment of interest-bearing debt of $2.4 million, partially offset by $4.4 million received in connection with employee stock option exercises and $1.1 million equity compensation income tax benefits.

Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At June 30, 2007 the Company was in compliance with the financial terms and conditions of its debt and credit facility agreements.

During the three and nine-month periods ended June 30, 2007, the Company purchased 108,000 and 783,206 shares of its common stock for $4.5 million and $30.4 million, respectively. During the three and nine-month periods ended July 1, 2006, the Company purchased 134,800 and 1,756,235 shares of its common stock for $5.0 million and $64.5 million, respectively.

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

For the nine-month period ended June 30, 2007 and the fiscal year ended September 30, 2006, the Company’s provisions and write-offs associated with this restructuring activity were as follows:

	Severance Charges	Contract Termination Charges	Total
	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)
Balances at September 30, 2006	$40	$—	$40
Provision	—	—	—
Write-off/payments	(40)	—	(40)
Balances at June 30, 2007	$—	$—	$—

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

New Accounting Principles

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and thus will be effective for the Company in fiscal year 2008. The Company is evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS no. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

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

The Company’s investment portfolio at June 30, 2007 included $98.1 million of cash and cash equivalents and $5.8 million of short-term investments. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. The short-term investment portfolio consisted of U.S. municipal bonds for which the interest rates are re-set every 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. Thus, changes in market interest rates will impact interest income on a current basis. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.8 million for the nine months ending June 30, 2007.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $13.3 million in revenue for the nine months ended June 30, 2007.

At June 30, 2007 the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on the Company’s interest expense or cash flows.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the disclosure under Item 1 of Part II in the Company’s Form 10-Q for the quarterly period ended March 31, 2007.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 - May 5, 2007	36,000	$38.73	36,000	777,032
May 6, 2007 - June 2, 2007	36,000	$42.99	36,000	741,032
June 3, 2007 - June 30, 2007	36,000	$43.39	36,000	705,032
Total	108,000	$41.70	108,000

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on June 6, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated: August 6, 2007	/s/ SIDNEY W. EMERY, Jr.
Sidney W. Emery, Jr. Chairman and Chief Executive Officer

Dated: August 6, 2007	/s/ SUSAN E. KNIGHT
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on June 6, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).