Form 10-K
period 2007-09-29
MTS SYSTEMS CORP
filed 2007-11-28
CIK 68709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

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

Registrant’s telephone number, including area code: (952) 937-4000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.25 par value per share
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒  No ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $687,801,170.

As of  November 20, 2007, the Registrant had outstanding 17,685,450 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareowners to be held January 15, 2008 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Annual Report on Form 10-K

DOCUMENTS INCORPORATE BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated December 7, 2007, for the

Annual Meeting of Shareowners to be held on January 15, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent described in such Part.

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2008.

PART I

Item 1.	Business

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of mechanical testing systems and high-performance industrial position sensors. The Company’s operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities in markets, products, operations and distribution. The Test and Sensors segments represent approximately 80% and 20% of Company revenue, respectively. The Company was incorporated under Minnesota law in 1967.

Products and Markets by Business Segment

Test Segment: Test segment products are used by customers in their development of new products and in certain quality control applications to characterize the product’s mechanical properties. Our products simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a laboratory setting is an accepted method to accelerate product development compared to limited prototype release, proving ground testing and virtual testing as it provides more controlled simulation and accurate measurement. The desirability of mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. As a significant portion of all of the products in the Test segment are considered to be capital expenditures by customers, the Company believes the timing of purchases may occasionally be delayed due to cyclical customer capital spending constraints or product development cycles.

A typical test system includes a load frame to hold the prototype specimen, a hydraulic pump or electromechanical power source, piston actuators to create the force or motion, and a computer controller with specialized software to coordinate the actuator movement and record and manipulate results. Lower force and less dynamic testing can usually be accomplished with electro-mechanical power sources, which are generally less expensive than hydraulic systems. Higher force and more dynamic testing typically require hydraulically powered systems, which are usually more expensive. In addition to these basic components, the Test segment sells a variety of accessories and spare parts, as well as services, including installation, calibration, maintenance, training and consulting.

The Test segment has a diverse set of customers by industry and global geography. North America, Europe and Asia each accounted for approximately one-third of revenue, as measured by customer location.

Products and customers are generally grouped by the Company into the following three global markets:

•

Ground Vehicles: This market consists of automobile, truck, motorcycle, construction equipment, agricultural equipment, and off-road vehicle manufacturers and their suppliers. Test segment system and service products are utilized in customer testing for product durability, performance and aerodynamics, as well as the interaction of the vehicle with electronic control systems and the operator. Example systems include road and track simulators, tire performance and transmission test systems. This is the largest Test segment market, representing approximately 50% of segment orders.

•

Infrastructure: This market is the most diverse of the Test segment markets, with customer testing uses ranging from the physical characterization of basic materials, such as ceramics, composites and steel, to high-force and high frequency applications for seismic event or blast simulation and drill bit testing for the petroleum industry. The Company’s nano-mechanical test products address the needs of highly precise applications within the semiconductor, thin films and coatings industries. Bio-mechanical applications include systems to test wear and performance of implants, prostheses, and other medical and dental materials and devices. This global market represents approximately 35% of Test segment orders.

•

Aerospace: This market consists of manufacturers of commercial, military, and private aircraft and their suppliers. These customers use the Company’s products, systems, and software for full-scale structural tests on aircraft and space vehicles as well as to test sub-systems, components and materials. This market represents approximately 15% of worldwide Test segment orders.

Sensors Segment: Sensors segment products are used by machine manufacturers to automate the operation of their products for improved end-user productivity and safety. Example customer industries include manufacturers of plastic molding machines, wood product processing equipment, mobile equipment, and steel mills. Sensors segment products are also used to measure fluid displacement, such as liquid levels for customers in the process industries.

The Sensors segment manufactures products exclusively utilizing magnetostriction technology. MTS has developed a unique implementation of the technology, known as Temposonics ®. This technology offers high speed and precise non-contact position sensing. It is ideal for use in harsh operating environments.

Sensors segment customers are also diverse by industry and geography. Regionally, North America, Europe and Asia represent approximately 30%, 50% and 20% of revenue, respectively, based upon customer location.

Financial information about our segments is included in Item 7 of this Annual Report on Form 10-K and Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test segment: Test segment products are sold worldwide through a direct field sales and service force, an internal sales force, independent representatives in less developed markets, and to a much lesser extent, the internet and catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives are compensated through commissions based upon orders.

In addition to field sales and service personnel throughout the United States, the Test segment has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Gloucester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, Korea; Shanghai, Beijing and Hong Kong, China.

In fiscal 2007, product orders in the Test segment ranged in value from a few hundred dollars to almost $15 million on an equivalent United States dollar basis. The average order size was over $100,000. The Test segment also markets services to customers on a per-call and contract basis, accounting for virtually all of the Company’s Service Revenue in the Consolidated Statements of Income. Service orders in fiscal 2007 ranged from $100 to over $1 million on a United States dollar-equivalent basis.

The timing and volume of large orders valued at $5 million or greater on a United States dollar-equivalent basis may produce volatility in orders, backlog, and quarterly operating results. Most customer orders are based on fixed-price quotations and typically have an average sales cycle of three to nine months due to the technical nature of the test systems and customer capital expenditure processes. The sales cycle for larger, more complex test systems may be up to three years.

Sensors segment: Sensors segment products are sold worldwide through a direct sales force as well as through independent distributors. The direct sales force is compensated though salary and commissions based upon revenue. The independent distributors pay the Company a wholesale price and re-sell the product to their customers. Sensors segment products are sold at unit prices between $25 and $3,500, with an average sales price of over $400 on a United States dollar-equivalent basis. While the average sales cycle for the Sensors segment is approximately 1-4 weeks for existing customers purchasing standard products, the typical sales cycle for a new account can range from three months to two years.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at the Company’s headquarters in Eden Prairie, Minnesota. Nano-mechanical test systems are assembled in Oak Ridge, Tennessee. Some smaller system assembly is performed at Company locations in Swartz Creek, Michigan; Seoul, South Korea; and Berlin, Germany. Installation of systems, training, service and consulting services are primarily delivered by the Test segment at the customer site. The production cycle for a typical Test segment system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex systems may be up to three years.

Sensors Segment: Sensors are primarily built to order and engineered and assembled regionally at facilities located in Cary, North Carolina; Ludenscheid, Germany; and Tokyo, Japan. Production cycles generally vary from several days to several months, depending on the degree of product customization, the size of the order and manufacturing capacity.

Sources and Availability of Raw Materials and Components

A significant portion of test systems and sensors that are manufactured may consist of materials and component parts purchased from independent vendors. The Company is dependent, in certain situations, on a limited number of vendors to provide raw material, mechanical and electronic components, and software. However, the Company has not experienced significant issues in procuring any essential materials, parts, or components needed in its engineering or production processes for extended periods.

As the Test segment generally sells test systems based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability of any project. The material and component cost variability is considered in the estimation and customer negotiation process. The Company believes that fluctuations in the cost of raw materials and components have not had a significant impact on operating results.

Patents and Trademarks

MTS specializes in the control and measurement of forces and motion. Technologies include application software for test parameter control and results analysis, precise hydraulic and electric actuation in the Test segment, and magnetostriction technology in the Sensors segment.

The Company relies on a combination of patents, copyrights, trademarks and proprietary trade secrets to protect its proprietary technology, some of which are considered material to the Test and Sensors segments. The Company has obtained numerous patents and trademarks worldwide, and actively files and renews patents and trademarks on a global basis to establish and protect its proprietary technology. The Company has also entered into exclusive and non-exclusive license and confidentiality agreements relating to its own and third-party technologies. The Company aggressively protects its processes, products, and strategies as proprietary trade secrets. The Company’s efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third-party patents and patent applications.

Seasonality

There is no significant seasonality to Test or Sensor segment revenue.

Working Capital

Neither the Test nor the Sensors segment have significant finished product inventory, but maintain inventories of materials and components to facilitate rapid product delivery. The Test segment may have varying levels of work-in-process inventory depending upon the production cycle timing of orders, project revenue recognition and shipments to customers.

In the Test segment, payments are often received from customers upon order or at milestones during the fulfillment of the order, depending upon the size and customization of the system. These are recorded as Advance Payments from Customers on the Company’s Consolidated Balance Sheets and reduced as revenue is recognized on the system. Conversely, if revenue is recognized on a system prior to customer billing, an Unbilled Accounts Receivable is recorded on the Company’s Consolidated Balance Sheets until the customer is billed. Upon billing, it is recorded as Accounts Receivable. Changes in the average size, payment terms and revenue recognition for orders in the Test segment may have a significant impact on investment in the Billed and Unbilled Receivables, Advance Payments from Customers and Inventory. It has not been the Company’s practice to provide extended payment terms or rights of return for its products.

Customers

The Company does not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on the Company’s business. No single customer accounted for 10% or more of revenue in the fiscal years ended September 29, 2007 and September 30, 2006, respectively.

Order Backlog

Most of the Company’s products are built to order. The Company’s backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $206 million, $192 million, and $220 million at September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The majority of this backlog is related to the Test segment. Based on anticipated production schedules, the Company estimates that approximately $192 million of the backlog at September 29, 2007 will be converted to revenue during fiscal 2008. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer laboratory to install the system. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

Test Segment: For relatively simple and inexpensive mechanical testing applications, customers may internally satisfy their needs by building their own test systems or use any of a large number of competitors who compete on price and service. For larger and more complex mechanical test systems, the Test segment competes directly with several other companies throughout the world based upon application knowledge, engineering capabilities, technical features, price, quality and service.

Sensors segment: The Sensors segment primarily competes on a technology basis in new applications or in situations in which other position sensing technologies have been used. Competitors of the Sensors segment are typically larger than the Company, and carry multiple sensor product lines.

Research and Development

The Company invests in significant product, system, and software application development. The Company also occasionally contracts with its customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $19.9 million, $18.4 million and $14.9 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

Environmental Matters

The Company believes its operations are in compliance with all applicable environmental regulations within the jurisdictions in which it operates.

Executive Officers

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers over the last five years is as follows:

Officer	Business Experience	Age	Officer Since

Sidney W. Emery, Jr. Chairman and Chief Executive Officer	Chairman of the Board of Directors since January 1999. Chief Executive Officer since March 1998. Prior experience in executive positions with Honeywell Inc. from 1985 to 1997.	61	1998

Laura B. Hamilton, President and Chief Operating Officer	President and Chief Operating Officer since June 2007. Senior Vice President of Test from May 2003 to June 2007. Vice President, Material Testing, Aerospace, and Manufacturing Operations from 2001 to 2003. Vice President, Material Testing and Aerospace Divisions, from 2000 to 2001. Director of Reengineering from 1999 to 2000. Prior experience in executive and management positions with Quest Diagnostics Inc. from 1995 to 1999.	46	2000

Joachim Hellwig, Vice President	Vice President of the Company’s Sensors business since January 2003. Vice President from 1993 to January 2003.	58	2003

Susan E. Knight, Vice President, Chief Financial Officer	Vice President and Chief Financial Officer since October 2001. Prior experience in executive and management positions with Honeywell Inc. from 1977 to 2001.	53	2001

K. M. Staby, Vice President	Vice President of Human Resources and Strategy since January 2006. Vice President of Human Resources from 2000 to 2006. Prior experience in management positions at Medtronic, Inc. from 1974 to 1999.	61	2000

Employees

The Company had 1,618 employees as of September 29, 2007, including approximately 499 employees located outside the United States.

Available Information

The Company makes available on the Investor Relations pages of it’s website, www.mts.com, copies of Securities and Exchange Commission (“SEC”) filings including annual reports on SEC Form 10-K, quarterly reports on SEC Form 10-Q, shareowner proxy reports on SEC Form DEF 14A, current reports on SEC Form 8-K, and reports on insider stock transactions and ownership on SEC Form 3, 4, or 5 as soon as reasonably practical after they are filed with the SEC. These web pages also include copies of the MTS Systems Corporation Code of Business Conduct, any waivers from and amendments to the Code, and the Company’s Corporate Governance Guidelines, Articles of Incorporation and Bylaws, as well as the Charters for the Audit, Human Resources, and Governance and Nominating committees of our Board of Directors. The Company’s SEC filings are also available at the SEC online EDGAR database at www.sec.gov.

Item 1A.	Risk Factors

The following summarizes, in no particular order, certain risks which could harm the Company’s business, financial condition and operating results. No such list can be comprehensive or predict in detail exactly which of the challenges listed below could occur. All statements other than statements of historic fact in each of the Company’s public announcements and filings with the SEC are “forward-looking statements” within the meaning of the U.S. securities laws and should be read in the light of these risk factors.

The Company may experience difficulty obtaining materials or components for its products. The Company purchases significant components of its products from third party suppliers. Some of these suppliers compete with the Company on some level. Other materials and components may be provided by a limited number of suppliers or by sole sources and could only be replaced with difficulty or significant added cost.

The Company may experience difficulties obtaining the services of skilled employees. The Company relies on knowledgeable, experienced and skilled technical personnel, particularly engineers, account executives, and service personnel, to design, assemble and sell its products. The sales process is iterative and consultative in key product lines of the Company’s business. The Company also requires capable senior executives to lead the business and may be unable to attract, retain and motivate sufficient numbers of such people.

The Company may not achieve its growth plans for the expansion of the business. The Company’s long-term success depends on its ability to expand the business through (a) new product development, (b) mergers and acquisitions or (c) geographic expansion.

New product development requires that the Company maintain its ability to enhance and improve existing products, to continue to bring innovative products to market in a timely fashion and to adapt products to the needs and standards of current and potential customers. The Company’s products and services may become less competitive or eclipsed by technologies to which the Company does not have access or which render its solutions obsolete.

Mergers and acquisitions will be accompanied by risks which may include:

•	difficulties identifying suitable acquisition candidates at acceptable costs;

•	unavailability of capital to conduct acquisitions;

•	failure to achieve the financial and strategic goals for the acquired and combined businesses;

•	difficulty assimilating the operations and personnel of the acquired businesses;

•	disruption of ongoing business and distraction of management from the ongoing business;

•	dilution of existing stockholders and earnings per share;

•	unanticipated, undisclosed or inaccurately assessed liabilities, legal risks and costs; and

•	difficulties retaining key vendors, customers or employees of the acquired business.

Acquisitions of businesses having a significant presence outside the U.S. will increase the Company’s exposure to the risks of international operations discussed herein.

Geographic expansion will be primarily outside of the United States, and hence will be disproportionately subject to the risks of international operations discussed herein.

The Company’s is significantly international in scope, which poses multiple unique risks. Sales outside of the United States, including export sales from U.S. businesses, accounted for approximately two-thirds of the net sales in fiscal 2007. Accordingly, the Company’s business is subject to the political, economic and other risks that are inherent in operating in many countries. These risks include:

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;

•	difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	higher danger of terrorist activity, war or civil unrest, relative to domestic operations;

•	imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing global operations;

•	protection of intellectual property in foreign countries may be more difficult;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where the Company operates, particularly in emerging markets.

The business could be adversely affected by product liability and commercial litigation. The Company’s products may be asserted to cause or contribute to personal injury or property damage to its customers or their employees. Additionally, the Company is, from time to time, involved in various kinds of commercial disputes with customers, vendors and others. The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve, may result in substantial liability to the Company, and may be in excess of available sources of insurance or other forms of reimbursement.

Government regulation could impose significant costs and other constraints. The Company’s manufacturing operations and past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign environmental, health and safety laws and regulations, including laws pertaining to the handling or discharge of hazardous materials into the environment. The Company expects to continue to incur costs to comply with these laws, and may incur penalties for any failure to do so. The Company may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of properties used for industrial purposes or the generation or disposal of hazardous substances. Some of the Company’s export sales require approval from the U.S. government. Changes in political relations between the U.S. and foreign countries and/or specific potential customers for which export licenses may be required, may cause a license application to be delayed or denied, or a previously issued license withdrawn, rendering the Company unable to complete a sale, or vulnerable to competitors who do not operate under such restrictions.

The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others. The Company relies on trade secret, copyright, trademark and patent laws and contractual protections to protect its proprietary technology and other proprietary rights. The Company’s competitors may attempt to copy its products or gain access to its trade secrets. Notwithstanding the precautions taken by the Company to protect its intellectual property rights, it is possible that third parties may illegally copy or otherwise obtain and use its proprietary technology without the Company’s consent. Any litigation concerning infringement could result in substantial cost and diversions of the Company’s resources, either of which could adversely affect the business. In some cases, there may be no effective legal recourse against duplication of products or services by competitors. Intellectual property rights in foreign jurisdictions may be limited or unavailable. Patents of third parties also have an important bearing on the Company’s ability to offer some of its products and services. The Company’s competitors may obtain patents related to the types of products and services the Company currently offers or plans to offer. Any infringement by the Company on intellectual property rights of others could result in litigation and adversely affect its ability to continue to provide, or could increase the cost of providing, products and services.

The sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated. Many of the Company’s products have a long sales, delivery and acceptance cycle. Events may cause recognition of orders, backlog and results of operations to be aberrant over shorter periods of time. These factors include the timing of individual large fixed price orders, delays in product readiness, damage or delays in transit, problems in achieving promised results, and various customer-initiated delays. Any such delay may cause fluctuation in the Company’s reported periodic financial results.

The Company’s customers are in cyclical industries. The Company’s orders are subject to customers’ procurement cycles and ability to invest capital, especially in the cyclical automotive, aircraft and machine tool industries. Any event which adversely impacts those customers’ new product development activities may reduce their demand for the Company’s products.

The Company’s business is subject to intense competition. The Company’s products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, customer relationships, and after-sale service. If the Company is not perceived as competitive in overall value measured by these criteria, its customers may choose solutions offered by its competitors or developed internally.

Interest rate fluctuations could adversely affect results. Significant changes in interest rates may affect the Company’s business in several contradictory ways, depending on the Company’s financial position.The Company may, in the future, use debt to finance the growth of the business through acquisitions or to finance working capital needs. Fluctuations in interest rates can increase borrowing costs. Increases in short-term interest rates will directly impact the amount of interest the Company’s is required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest the Company earns on cash and short term investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s primary owned and leased facilities at September 29, 2007 were as follows:

Owned Property:

Location	Use of Facility	Square Footage

Eden Prairie, Minnesota USA	Corporate headquarters and primary Test segment manufacturing and research	420,000

Cary, North Carolina USA	Sensors segment manufacturing, research and North American sales and service administration	65,000

Berlin, Germany	Test segment manufacturing, research, and European sales and service administration	80,000

Leased Property:

Location	Use of Facility	Square Footage	Lease Expiry

Chanhassen, MN USA	Test segment manufacturing	97,000	2013

Oak Ridge, Tennessee USA	Test segment manufacturing	20,476	2011

Ludenscheid, Germany	Sensors segment headquarters, manufacturing, research and European sales and service administration	55,000	2012

Tokyo, Japan	Test segment sales and service administration	13,875	2009

	Sensors segment manufacturing and Asia sales and service administration	8,400	2015

Seoul, South Korea	Test segment sales and assembly	7,784	2009

Shanghai, China	Test segment sales and assembly	13,257	2010

Berlin, Germany	Land under Berlin facility	29,520	2052

The Company also leases space in the United States, Europe and Asia for sales and service functions for the Test segment, including locations in Madison Heights, Michigan; Paris, France; Gloucester, United Kingdom; Gothenburg, Sweden; Turin, Italy; Seoul, South Korea; Nagoya, Japan; Bejing and Hong Kong, China, and in various other cities in the United States. Neither the amount of leased space nor the rental obligations are significant individually or in the aggregate. Additional information relative to lease obligations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

The Company considers its current facilities adequate to support its operations during fiscal year 2008.

Item 3.	Legal Proceedings

The Company has been subject to investigations conducted by the U.S. Department of Commerce and the U.S. Attorney for the District of Minnesota since 2000 concerning the Company’s compliance with U.S. export control regulations. In fiscal year 2006, the Company entered into a civil settlement with the U.S. Department of Commerce, pursuant to which the Company paid a civil fine of less than $0.1 million, while denying any violation of law. The separate criminal inquiry by the U.S. Attorney’s office has been ongoing and, during fiscal year 2007, the Company and the U.S. Attorney’s office began discussing terms to terminate the criminal inquiry. No formal litigation has been commenced against the Company.

The Company and its Audit Committee have independently investigated the matter and believe no willful or material violation of applicable law has been committed. The Company believes that its maximum exposure to any fine related to these matters is an additional $1.0 million, plus the cost of its defense. The Company does not believe the final outcome of these proceedings will have a material adverse effect on its consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 29, 2007.

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

Quarter Ended	Low	High	Close	Volume

December 31, 2005	$29.82	$40.80	$34.58	8,656,400

April 1, 2006	$34.02	$42.05	$41.83	4,935,700

July 1, 2006	$34.98	$48.38	$39.51	6,505,864

September 30, 2006	$30.86	$39.81	$32.34	6,700,527

December 30, 2006	$31.10	$39.87	$38.62	6,181,757

March 31, 2007	$35.64	$42.98	$38.84	8,851,364

June 30, 2007	$37.23	$45.12	$44.67	6,501,027

September 29, 2007	$38.42	$47.45	$41.60	7,685,326

* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 20, 2007, there were 1,088 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

First Quarter October 1, 2006 - December 30, 2006	54,000	$38.36	54,000	1,434,238

Second Quarter December 31, 2006 - March 31, 2007	621,206	$38.09	621,206	813,032

Third Quarter April 1, 2007 - June 30, 2007	108,000	$41.70	108,000	705,032

Fourth Quarter Fiscal Month July 1, 2007 - August 4, 2007	88,600	$42.81	88,600	616,432

August 5, 2007 - September 1, 2007	59,400	$40.44	59,400	3,557,032

September 2, 2007 - September 29, 2007	36,000	$42.37	36,000	3,521,032

Fourth Quarter	184,000	$41.96	184,000	3,521,032

Fiscal Year 2007	967,206	$39.24	967,206

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During fiscal year 2007, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005. The Company’s Board of Directors also approved, and on August 20, 2007 announced, a new 3.0 million share purchase authorization. Authority over pricing and timing under both authorizations have been delegated to management. The share purchase authorizations have no expiration date.

The Company’s dividend policy is to maintain a long-term payout ratio of 25% of net earnings. In the fourth quarter of fiscal year 2007, the Company increased the quarterly dividend 36% to $0.15 per share.

The Company’s long term debt agreements include minimum net worth and book leverage covenants that restrict its ability to purchase common equity and pay dividends. At September 29, 2007 and September 30, 2006, the Company was in compliance with these agreements. Information on the Company’s debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Information regarding the Company’s equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Shareowner Return Performance:

The graph and table below set forth a comparison of the cumulative total return of the Company’s Common Stock over the last five fiscal years. Assuming a $100 investment on September 28, 2002 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) who are traded on the NASDAQ, AMEX and NYSE exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED

	9/28/02	9/27/03	10/2/04	10/1/05	9/30/06	9/29/07

MTS Systems Corporation	$100.00	$152.93	$236.13	$407.24	$352.75	$459.25

Russell 2000 Index	100.00	136.01	162.35	191.49	210.50	236.47

*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	142.33	171.14	194.86	219.29	279.66

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company, which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on From 10-K. The statement of income data for each of the three fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 and the balance sheet data at September 29, 2007 and September 30, 2006 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended October 2, 2004 and September 27, 2003 and the balance sheet data at October 1, 2005, October 2, 2004 and September 27, 2003 are derived from financial statements of the Company that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(September 29, 2007; September 30, 2006; October 1, 2005; October 2, 2004; and September 27, 2003)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2007	2006	2005	2004[1]	2003

Operations
Revenue	$420,504	$396,785	$374,377	$338,204	$316,213
Gross profit	178,216	172,665	163,582	138,361	117,350
Gross profit as a % of revenue	42.4%	43.5%	43.7%	40.9%	37.1%
Research and development expense	$19,874	$18,413	$14,936	$12,663	$13,827
Research and development as a % of revenue	4.7%	4.6%	4.0%	3.7%	4.4%
Effective income tax rate	27.8%	33.9%	29.4%	36.7%	33.8%
Income before discontinued operations	$41,996	$38,862	$36,569	$27,208	$19,574
Net income	41,996	39,323	37,058	28,983	20,313
Net income as a % of revenue	10.0%	9.9%	9.9%	8.6%	6.4%
Diluted earnings per share of common stock before discontinued operations	$2.29	$2.02	$1.79	$1.27	$0.92
Diluted earnings per share of common stock	2.29	2.04	1.81	1.35	0.95
Weighted average dilutive shares outstanding during the year[2]	18,330	19,229	20,509	21,464	21,474
Net interest (income) expense	$(2,590)	$(1,879)	$(220)	$983	$1,453
Depreciation and amortization	8,149	7,863	8,638	8,371	8,432

Financial Position

Cash, cash equivalents and short-term investments	$121,395	$121,537	$159,793	$129,303	$132,743
Property and equipment, net	50,900	43,614	42,953	44,406	47,562
Total assets	352,981	324,123	351,732	341,635	330,378
Interest-bearing debt[3]	8,991	15,673	23,963	30,718	37,709
Total shareholders’ investment	189,701	169,321	188,432	171,796	176,106
Interest-bearing debt as a % of shareholders’ investment	4.7%	9.3%	12.7%	17.9%	21.4%
Return on equity[4]	24.8%	20.9%	21.6%	16.5%	12.5%

Other Statistics

Number of common shareholders of record at year-end[5]	1,092	1,201	1,471	1,644	1,907
Number of employees at year-end	1,618	1,510	1,549	1,501	1,531
Orders	$430,105	$376,895	$404,377	$387,307	$295,195
Backlog of orders at year-end	206,110	191,819	219,680	186,228	141,386
Cash dividends paid per share	0.48	0.41	0.34	0.26	0.24

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

MTS is a leading global supplier of mechanical test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,618 employees and revenue of $421 million for the fiscal year ended September 29, 2007.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended September 29, 2007; September 30, 2006 and October 1, 2005 consisted of 52 weeks.

Summary of Results
Orders for fiscal year 2007 increased 14.1%, to $430.1 million, compared to orders of $376.9 million for fiscal year 2006. In fiscal year 2005, orders totaled $404.4 million. The increase in orders in fiscal year 2007 from fiscal year 2006 is primarily driven by Test segment orders in Asia and worldwide growth in the Sensors segment, as well as an estimated $9.1 million favorable impact of currency translation. The decrease in orders in fiscal year 2006 from fiscal year 2005 is primarily due to a decrease in large custom orders in the Test segment in Europe and Asia, an $8.4 million reduction in volume associated with the noise and vibration business that the Company exited at the end of fiscal year 2005, and an estimated $6.9 million unfavorable impact from currency translation, partially offset by increased volume in the Test segment in North America and continued growth in the Sensors segment.

Backlog of undelivered orders at September 29, 2007 increased 7.5%, to $206.1 million, compared to backlog of $191.8 million at September 30, 2006. Backlog at the end of fiscal year 2005 totaled $219.7 million. The current year increase in backlog from fiscal year 2006 is primarily attributable to increased order volume.

Revenue of $420.5 million for fiscal year 2007 increased 6.0%, compared to revenue of $396.8 million for fiscal year 2006. Revenue for fiscal year 2005 totaled $374.4 million. The increase in revenue in fiscal year 2007 from fiscal year 2006 was primarily due to higher standard product and service business in the Test segment, continued worldwide growth in the Sensors business, and an estimated $11.6 million favorable impact of currency translation, partially offset by a decrease in custom business in the Test segment. The increase in revenue in fiscal year 2006 from fiscal year 2005 was primarily due to higher beginning backlog, increased standard product and service business in the Test segment, and continued growth in the Sensors business, partially offset by a $7.7 million reduction in revenue associated with the Company’s exit of the noise and vibration software business and an estimated $9.6 million unfavorable impact of currency translation.

Gross profit for fiscal year 2007 increased 3.2%, to $178.2 million, compared to gross profit of $172.7 million for fiscal year 2006. Gross profit for fiscal year 2005 totaled $163.6 million. The increase in gross profit in fiscal 2007 from fiscal year 2006 was primarily due to higher volume in both segments, increased operating efficiency in the Sensors segment and an estimated $3.4 million favorable impact of currency translation, partially offset by unplanned custom project costs and unfavorable product mix in the Test segment. The increase in gross profit in fiscal year 2006 from fiscal year 2005 was primarily driven by higher volume in both segments and $3.6 million in fiscal year 2005 exit costs associated with the noise and vibration business, partially offset by $1.1 million of stock compensation expense and an estimated $2.3 million unfavorable impact of currency translation.

Income before income taxes and discontinued operations for fiscal year 2007 decreased 1.0%, to $58.2 million, compared to $58.8 million for fiscal year 2006. Income before income taxes and discontinued operations for fiscal year 2005 totaled $51.8 million. The decrease in fiscal year 2007 from fiscal year 2006 was primarily due to planned increases in sales, marketing, and R&D spending to support strategic initiatives, as well as $1.3 million unfavorable impact of foreign currency transaction losses. These factors were partially offset by higher gross profit, $0.7 million favorable net interest, and an estimated $1.2 million favorable impact of currency translation. The increase in fiscal year 2006 from fiscal year 2005 was primarily driven by higher gross profit in both segments, a $0.9 million gain on sale of assets of the noise and vibration business, and $0.9 million of fiscal 2005 costs associated with the exit of the noise and vibration business, partially offset by planned increases in operating expenses, $4.2 million of stock compensation expense, and an estimated $0.9 million unfavorable impact of currency translation.

Net income was $42.0 million, or $2.29 per diluted share, for fiscal year 2007, an increase of 6.9% compared to $39.3 million, or $2.04 per diluted share, for fiscal year 2006 and increased from $37.1 million, or $1.81 per diluted share, for fiscal year 2005. The increase in net income in fiscal year 2007 from fiscal year 2006 was primarily the result of decreased income tax expense of $3.7 million, resulting from the enactment of favorable tax legislation and research and development credits, and an estimated $0.9 million favorable impact of currency translation. The increase in net income in fiscal year 2006 from fiscal year 2005 was primarily driven by higher income before income taxes and discontinued operations, a $2.1 million favorable net impact of foreign currency transaction gains, and $1.7 million favorable net interest, partially offset by increased income tax expense and an estimated $0.9 million unfavorable impact of currency translation.

During fiscal year 2007, the Company purchased approximately 1.0 million shares of its common stock. The reduction in shares outstanding positively impacted the Company’s earnings per share by $0.11 for fiscal year 2007.

Detailed Financial Results

Orders and Backlog

	2007	2006	2005

	(expressed in thousands)
Orders	$430,105	$376,895	$404,377

Backlog of Undelivered Orders	$206,110	$191,819	$219,680

Orders for fiscal year 2007 totaled $430.1 million, an increase of $53.2 million, or 14.1%, compared to orders of $376.9 million for fiscal year 2006. In fiscal year 2005, orders totaled $404.4 million. The increase in orders in fiscal year 2007 from fiscal year 2006 was primarily due to Test segment orders in Asia, continued worldwide growth in the Sensors segment, and an estimated $9.1 million favorable impact of currency translation. The decrease in orders in fiscal year 2006 from fiscal year 2005 was primarily due to a decrease in large custom orders in the Test segment in Europe and Asia, a $8.4 million reduction in volume associated with the noise and vibration business that the Company exited at the end of fiscal year 2005, and an estimated $6.9 million unfavorable impact from currency translation, partially offset by increased volume in the Test segment in North America and continued growth in the Sensors segment, particularly in Europe and Asia.

Orders for the Test segment totaled $349.3 million for fiscal year 2007, an increase of $38.6 million, or 12.4%, compared to orders of $310.7 million for fiscal year 2006. Test segment orders for fiscal year 2005 totaled $342.9 million. The increase in orders in fiscal 2007 from fiscal 2006 was primarily due to increased volume in Asia and an estimated $6.3 million favorable impact of currency translation. During fiscal year 2007, the Company booked five large custom orders which aggregated approximately $40 million. One large custom order totaling approximately $10 million, which was originally booked in fiscal year 2007, was cancelled during fiscal year 2007. The decrease in orders in fiscal year 2006 from fiscal year 2005 was primarily due to a decrease in large custom orders in Europe and Asia, an $8.4 million reduction in volume associated with the noise and vibration business, and an estimated $5.1 million unfavorable impact of currency translation, partially offset by increased order volume in North America. The Test segment booked 81.2% of total Company orders for fiscal year 2007, compared to 82.4% of total Company orders for fiscal year 2006 and 84.8% for fiscal year 2005.

Orders for the Sensors segment totaled $80.8 million for fiscal year 2007, an increase of $14.6 million, or 22.1%, compared to orders of $66.2 million for fiscal year 2006. Orders for the Sensors segment in fiscal year 2005 totaled $61.5 million. The increase in orders in fiscal year 2007 from fiscal year 2006 was primarily due to continued worldwide growth and an estimated $2.8 million favorable impact of currency translation. The increase in orders in fiscal year 2006 from fiscal year 2005 was primarily due to increased volume in Europe and Asia, partially offset by an estimated $1.8 million unfavorable impact of currency translation. The Sensors segment booked 18.8% of total Company orders for fiscal year 2007, compared to 17.6% of total Company orders for fiscal year 2006 and 15.2% for fiscal year 2005.

Orders in North America totaled $151.9 million during fiscal year 2007, down $2.0, or 1.3%, compared to orders of $153.9 million for fiscal year 2006. Orders in North America during fiscal year 2005 totaled $130.4 million. Orders in Europe totaled $138.2 million during fiscal year 2007, an increase of $8.4 million, or 6.5%, compared to orders of $129.8 million for fiscal year 2006. Orders in Europe during fiscal year 2005 totaled $135.0 million. Orders in Asia totaled $139.4 million during fiscal year 2007, an increase of $46.6 million, or 50.2%, compared to orders of $92.8 million for fiscal year 2006. Orders in Asia during fiscal year 2005 totaled $138.6 million. Other international orders totaled $0.6 million, $0.4 million, and $0.4 million, respectively, for fiscal years 2007, 2006, and 2005.

Backlog of undelivered orders at September 29, 2007 totaled $206.1 million, an increase of approximately $14.3 million, or 7.5%, compared to backlog of $191.8 million at September 30, 2006. Backlog at the end of fiscal year 2005 totaled $219.7 million. The increase in backlog in fiscal year 2007 from fiscal year 2006 was primarily due to increased order volume in both segments. The decrease in backlog in fiscal year 2006 from fiscal year 2005 was primarily due to decreased order volume in the Test segment. The Company believes backlog is not an absolute indicator of its future revenue because a substantial portion of the orders constituting this backlog could be cancelled at the customer’s discretion. However, the Company seldom experiences cancellations of orders larger than $1.0 million. Based on anticipated production schedules and other factors, the Company believes that approximately $192 million of the backlog at September 29, 2007 will be converted to revenue during fiscal year 2008.

Revenue

	2007	2006	2005

	(expressed in thousands)
Revenue	$420,504	$396,785	$374,377

Revenue for fiscal year 2007 totaled $420.5 million, an increase of $23.7 million, or 6.0%, compared to revenue of $396.8 million for fiscal year 2006. Revenue for fiscal year 2005 totaled $374.4 million. The increase in revenue in fiscal year 2007 from fiscal 2006 was primarily due to increases in standard product and service business in the Test segment, continued growth in the Sensors segment, and an estimated $11.6 million favorable impact of currency translation. The increase in revenue in fiscal year 2006 from fiscal year 2005 was primarily due to higher beginning backlog, increased standard product and service business in the Test segment, and continued growth in the Sensors segment, partially offset by a $7.7 million reduction in revenue associated with the noise and vibration business, which the Company exited at the end of fiscal year 2005, and an estimated $9.6 million unfavorable impact of currency translation.

Revenue for the Test segment totaled $343.6 million for fiscal year 2007, compared to revenue of $332.6 million for fiscal year 2006 and revenue of $313.5 million for fiscal year 2005. The increase in revenue for fiscal 2007 from fiscal year 2006 was primarily due to an increase in standard product and service business and an estimated $8.7 million favorable impact of currency translation. The increase in revenue for fiscal year 2006 was primarily due to increased standard product and service business, partially offset by a $7.7 million reduction in revenue associated with the noise and vibration business and an estimated $7.8 million unfavorable impact of currency translation.

Revenue for the Sensors segment totaled $76.9 million for fiscal year 2007, compared to $64.2 million for fiscal year 2006 and $60.9 million for fiscal year 2005. The increase in revenue in fiscal year 2007 from fiscal year 2006 was primarily due to higher worldwide order volume and an estimated $2.9 million favorable impact of currency translation. The increase in revenue in fiscal year 2006 from fiscal year 2005 was primarily due to higher order volume in Europe and Asia, partially offset by an estimated $1.8 million unfavorable impact of currency translation.

Revenue of $153.2 million in North America for fiscal year 2007 increased $17.3 million, or 12.7%, compared to revenue of $135.9 million for fiscal year 2006. Revenue in North America for fiscal year 2005 totaled $119.8 million. Revenue in Europe of $150.9 million for fiscal year 2007 increased $8.3 million, or 5.8%, compared to $142.6 million for fiscal year 2006. Revenue in Europe for fiscal year 2005 totaled $134.2 million. Revenue of $115.9 million in Asia for fiscal year 2007 decreased $2.0 million, or 1.7%, compared to $117.9 million for fiscal year 2006. Revenue in Asia for fiscal year 2005 totaled $119.9 million. Other international revenue totaled $0.5 million, $0.4 million, and $0.5 million, respectively, for fiscal years 2007, 2006, and 2005.

Although selective product price changes were implemented during each of the three fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross Profit

	2007	2006	2005

	(expressed in thousands)
Gross Profit	$178,216	$172,665	$163,582

% of Revenue	42.4%	43.5%	43.7%

Gross profit as a percentage of revenue decreased to 42.4% for fiscal year 2007 from 43.5% for fiscal year 2006. Gross profit as a percentage of revenue was 43.7% for fiscal year 2005. The decrease in gross profit as a percentage of revenue for fiscal year 2007 from fiscal year 2006 was primarily due to unplanned custom project costs and unfavorable product mix in the Test segment, as well as a 0.3 percentage point unfavorable impact of currency translation, partially offset by increased operating efficiency in the Sensors segment. The decrease in gross profit as a percentage of revenue for fiscal year 2006 from fiscal year 2005 was primarily due to product mix, increased manufacturing and engineering costs in the Test segment, and a 0.3 percentage point unfavorable impact of $1.1 million of stock compensation expense in the Test segment, partially offset by a 1.0 percentage point favorable impact of $3.6 million in fiscal year 2005 costs associated with the exit of the noise and vibration business, reduced warranty charges, and an estimated 0.6 percentage points favorable impact of currency translation.

Gross profit as a percentage of revenue for the Test segment was 39.4% for fiscal year 2007, a decrease compared to 41.6% for fiscal year 2006 and 42.8% for fiscal year 2005. The decrease in gross profit rate in fiscal year 2007 was primarily due to unplanned custom project costs and unfavorable product mix, as well as a 0.5 percentage point unfavorable impact of currency translation. The decrease in gross profit rate in fiscal year 2006 was primarily due to unfavorable product mix, increased manufacturing and engineering costs, and a 0.3 percentage point unfavorable impact of $1.1 million of stock compensation expense, partially offset by a 1.1 percentage point favorable impact of $3.6 million in fiscal year 2005 costs associated with the exit of the noise and vibration business, reduced warranty charges, and an estimated 0.5 percentage points favorable impact of currency translation.

Gross profit as a percentage of revenue for the Sensors segment was 55.6% for fiscal year 2007, an increase from 53.6% and 48.5% for fiscal years 2006 and 2005, respectively. The gross profit rate increase in fiscal 2007 was primarily due to increased volume and improved operational efficiency. The gross profit rate increase in fiscal year 2006 was primarily due to increased volume and fiscal year 2005 charges associated with excess and obsolete inventory in the Sensors business that resulted from product line changes made in fiscal year 2005. There was no significant impact on gross profit rate due to currency translation in fiscal years 2007, 2006 or 2005.

Selling, General and Administrative Expense

	2007	2006	2005

	(expressed in thousands)
Selling	$70,245	$65,117	$65,254
General & Administrative	33,364	34,175	30,417

Total	$103,609	$99,292	$95,671

% of Revenue	24.6%	25.0%	25.6%

Selling expense increased $5.1 million for fiscal year 2007, primarily due to $3.2 million increased compensation, benefits and commissions in the Test segment, primarily due to normal annual merit increases as well as increased order volume, $1.8 million planned investment in strategic sales and marketing initiatives in the Sensors segment, and an estimated $1.6 million unfavorable impact of currency translation, partially offset by a $1.5 million reduction in selling costs associated with the exit of the noise and vibration business. Selling expense decreased in fiscal year 2006 compared to fiscal year 2005, primarily due to a $4.1 million reduction in selling costs associated with the exited noise and vibration business and an estimated $1.1 million favorable impact of currency translation, partially offset by $2.6 million increased spending on sales and marketing initiatives in the Test segment, $1.4 million increased sales incentives and commissions due to higher revenue in the Sensors segment, and $1.1 million stock-based compensation expense.

General and administrative expense decreased $0.8 million for fiscal year 2007, primarily due to $3.2 million decrease in consulting and professional fees, partially offset by a $1.8 million increase in compensation and benefits and an estimated $0.6 million unfavorable impact of currency translation. General and administrative expense increased $3.8 million in fiscal year 2006 compared to fiscal year 2005, primarily due to $1.9 million stock-based compensation expense, $1.6 million increased consulting and other professional fees, $1.1 million increased legal expenses, and $0.2 million increased bad debt expense, partially offset by $0.9 reduced expense associated with the exited noise and vibration business and an estimated $0.3 million favorable impact of currency translation.

Selling, general and administrative (“SG&A”) expense for the Test segment increased slightly to $79.8 million in fiscal year 2007 from $79.7 million and $77.6 million in fiscal years 2006 and 2005, respectively. A $3.2 million increase in compensation, benefits and commissions, as well as an estimated $1.6 million unfavorable impact of currency translation in fiscal year 2007 was mainly offset by $3.2 million decreased consulting and other professional fees, and $1.5 million reduced expense associated with the exited noise and vibration business. The increase in fiscal year 2006 was primarily due to $2.7 million stock-based compensation expense, $2.6 million increased consulting, legal, and other professional fees, and $2.6 million increased sales and marketing initiatives, partially offset by $5.0 million reduced expense associated with the exited noise and vibration business and an estimated $0.9 million favorable impact of currency translation.

SG&A expense for the Sensors segment increased to $23.8 million in fiscal year 2007 from $19.6 million and $18.1 million for fiscal years 2006 and 2005, respectively. The increase in SG&A expense in fiscal year 2007 was primarily due to $3.5 million increased compensation, benefits and other costs to support investment in strategic initiatives, and an estimated $0.7 million unfavorable impact of currency translation. The increase in SG&A expense in fiscal year 2006 was primarily due to $1.6 million increased staffing and related expenses and $0.3 million stock-based compensation expense, partially offset by an estimated $0.4 million unfavorable impact of currency translation.

Research and Development Expense

	2007	2006	2005

	(expressed in thousands)
Research & Development	$19,874	$18,413	$14,936

% of Revenue	4.7%	4.6%	4.0%

Research and development (“R&D”) expense includes expenses for both equipment and software development in the Test and Sensors segments. R&D expense as a percentage of revenue increased slightly in fiscal year 2007, primarily due to a planned increase in expenditures for new product development in both the Test and Sensors segments. The increase in R&D expense as a percentage of revenue in fiscal year 2006 from fiscal year 2005 was primarily due to a planned increase in expenditures for new product development in both the Test and Sensors segments, partially offset by a $0.4 million decrease in expense associated with the noise and vibration business.

During fiscal year 2007, approximately 78.7% of the Company’s total R&D spending was in the Test Segment, compared to 80.0% and 79.5% in fiscal years 2006 and 2005, respectively.

Gain on Sale of Assets
Gain on sale of assets of $0.7 million for fiscal year 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology. Gain on sale of assets of $0.9 million for fiscal year 2006 resulted from the sale of assets of the Company’s noise and vibration business.

Interest (Expense) Income

	2007	2006	2005

	(expressed in thousands)
Interest Expense	$(1,309)	$(1,716)	$(2,128)
Interest Income	$3,899	$3,595	$2,348

Interest expense of $1.3 million for fiscal year 2007 decreased from $1.7 million and $2.1 million for fiscal years 2006 and 2005, respectively, due to reductions in outstanding debt. Interest income of $3.9 million in fiscal year 2007 increased from $3.6 million and $2.3 million for fiscal years 2006 and 2005, respectively, as higher global interest rates more than offset declines in the Company’s average balances of cash, cash equivalents, and short-term investments in the previous years.

Other Income (Expense), net
Other income for fiscal year 2007 was $0.1 million, compared to other income of $1.0 million and other expense of $1.4 million for fiscal years 2006 and 2005, respectively. Other income for fiscal 2007 included the favorable legal settlement of a dispute involving intellectual property. This income was partially offset by a net loss of $0.5 million related to currency transactions, as losses from currency hedging activities more than offset foreign currency transaction gains. Other income for fiscal year 2006 primarily reflected a net gain of $0.8 million related to currency transactions.

Operating Results

	2007	2006	2005

	(expressed in thousands)
Income Before Income Taxes and Discontinued Operations	$58,166	$58,759	$51,814
% of Revenue	13.8%	14.8%	13.8%

Effective Income Tax Rate	27.8%	33.9%	29.4%

Income Before Discontinued Operations	$41,996	$38,862	$36,569

Income Before Discontinued Operations per Diluted Share	$2.29	$2.02	$1.79

Income before income taxes and discontinued operations totaled $58.2 million for fiscal year 2007, compared to $58.8 million for fiscal year 2006. The fiscal year 2007 decrease was primarily due to planned increases in sales, marketing, and R&D spending to support strategic initiatives, as well as $1.3 million unfavorable impact of foreign currency transaction losses, partially offset by higher gross profit, $0.7 million favorable net interest, and an estimated $1.2 million favorable impact of currency translation. The fiscal year 2006 increase was primarily driven by increased gross profit in both segments, $5.4 million reduced operating expenses associated with the noise and vibration business, a $0.9 million fiscal year 2006 gain on sale of assets of the noise and vibration business, an estimated $2.1 million favorable net impact of foreign currency transaction gains, and $1.7 million favorable net interest. These increases were partially offset by $10.8 million planned increases in operating expenses, $4.2 million of stock compensation expense, and an estimated $1.4 million unfavorable impact of currency translation. Income before income taxes and discontinued operations for fiscal year 2005 was $51.8 million.

Income from operations for the Test segment was $40.7 million for fiscal year 2007, a decrease of $4.0 million, or 8.9%, compared to $44.7 million for fiscal year 2006. Income from operations for fiscal year 2005 was $44.6 million. Income from operations for fiscal year 2007 decreased from fiscal 2006 due to decreased gross profit and $2.6 million planned increases in operating expenses, partially offset by $1.5 million reduced operating expenses associated with the noise and vibration business, and an estimated $0.3 million favorable impact of currency translation. Income from operations for fiscal year 2006 decreased from fiscal year 2005 due to $8.5 million planned increases in operating expenses, $3.8 million stock compensation expense, and an estimated $0.4 million unfavorable impact of currency translation. These decreases were offset by increased gross profit, $5.4 million reduced operating expenses associated with the noise and vibration business, and a $0.9 million gain on sale of assets of the noise and vibration business.

Income from operations for the Sensors segment was $14.8 million for fiscal year 2007, an increase of $3.7 million, or 33.3%, compared to $11.1 million for fiscal year 2006. Income from operations for the Sensors segment totaled $8.4 million for fiscal year 2005. The increase in income from operations for fiscal year 2007 compared to fiscal year 2006 is primarily due to increased gross profit and an estimated $0.7 million favorable impact of currency translation, partially offset by $4.7 million planned increases in operating expenses to support strategic initiatives. The increase in income from operations for fiscal year 2006 compared to fiscal year 2005 is primarily due to increased gross profit resulting from higher volume, partially offset by $0.4 million of stock compensation expense, increased SG&A expense, and an estimated $0.5 million unfavorable impact of currency translation.

The general level of inflation impacts the Company’s operating costs. The Company does not believe that inflation has had a significant impact on its historical operating results and does not expect any significant near-term inflationary impact. If the Company’s operating costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs through price increases.

The effective tax rate for each of the years presented is impacted by the Company’s geographic mix of income, with foreign income generally taxed at higher rates than domestic income. In addition, the effective tax rate is favorably impacted by the Company’s foreign exports, tax-exempt investments, research and development credits, and qualified domestic production activities. The effective tax rate is unfavorably impacted by certain stock option and other non-deductible business expenses. The Company’s effective income tax rate for fiscal year 2007 decreased 6.1 percentage points to 27.8% compared to the effective income tax rate for fiscal year 2006 of 33.9%. This decrease was primarily due to favorable tax legislation passed during fiscal year 2007 in the U.S. and Germany, as well as expanded R&D tax credits. The tax legislation in Germany decreased the German tax rate and entitled the primary German subsidiary to a corporate tax refund. As a result, the German subsidiaries recorded $2.4 million of tax benefits during the fiscal year 2007. The U.S. R&D tax credit legislation was extended during fiscal year 2007 with an effective date retroactive to January 1, 2006. Accordingly, the Company recorded $1.2 million of tax benefits during fiscal year 2007. During fiscal year 2006, the Company favorably resolved tax audits and other previously accrued tax matters and accordingly released $1.8 million of previously accrued tax contingencies. As a result of fiscal year 2005 changes in business operations, the Company determined, during fiscal year 2005, that it would realize the full benefit of its foreign tax credits. Accordingly, the Company released $2.9 million of previously accrued tax contingencies.

Fiscal year 2007 income before discontinued operations of $42.0 million, or $2.29 per diluted share, increased from income before discontinued operations of $38.9 million, or $2.02 per diluted share, and income before discontinued operations of $36.6 million, or $1.79 per diluted share, for fiscal years 2006 and 2005, respectively.

Discontinued Operations
In fiscal year 2005, the Company sold substantially all of the net assets of its engine test business, which represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations are excluded from the results of operations of the Test segment and are reported as discontinued operations for the fiscal years ended September 30, 2006 and October 1, 2005.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. As a result of this business closure, the Company recorded a loss of $0.7 million, net of tax of $0.4 million, in fiscal year 2005. The AeroMet subsidiary was historically included in the Company’s Industrial segment (now the “Sensors” segment) for financial reporting. The loss on disposition of the AeroMet business and its results of operations are excluded from the results of operations of the Sensors segment and are reported as discontinued operations for the fiscal years ended September 30, 2006 and October 1, 2005.

The Company does not allocate interest income or interest expense to discontinued operations. There was no effect on the Company’s net income in fiscal year 2007 related to discontinued operations. Operating results of the discontinued operations included in the Company’s results for the fiscal years ended September 30, 2006 and October 1, 2005 were as follows:

	2006	2005

	(expressed in thousands)
Revenue	$—	$15,982
Income (loss) on discontinued operations before taxes and gain (loss) on sale	629	(3,918)
Provision (benefit) for income taxes	168	(1,329)

Income (loss) from discontinued operations, net of tax	$461	$(2,589)

The assets of discontinued operations at September 30, 2006 were as follows:

2006

(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$635
Other current assets	168

Total assets of discontinued operations	$803

Cash Flow
Total cash and cash equivalents increased $6.4 million during fiscal year 2007, primarily due to strong earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, proceeds from the exercise of stock options, and a favorable impact of currency translation, partially offset by purchases of the Company’s common stock, increased working capital requirements, repayment of long-term debt, and dividend payments. Total cash and cash equivalents increased $14.8 million during fiscal year 2006, primarily due to strong earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by purchases of the Company’s common stock, increased working capital requirements, repayment of long-term debt, and dividend payments. Total cash and cash equivalents increased $16.2 million during fiscal year 2005, primarily due to strong earnings, decreased working capital requirements, proceeds from the exercise of stock options, and proceeds from the sale of the discontinued engine test business, partially offset by net purchases of short-term investments, repayment of long-term debt, dividend payments and purchases of the Company’s common stock.

Cash flow from operating activities provided cash of $44.9 million during fiscal year 2007, compared to cash provided of $38.2 million and $56.4 million in fiscal years 2006 and 2005, respectively. Fiscal year 2007 cash flow from operating activities was primarily due to strong earnings and a $7.7 million increase in income taxes payable, partially offset by $9.5 million increased working capital requirements and a $4.6 net increase in deferred tax assets. Operating cash flow in fiscal year 2006 primarily resulted from strong earnings and a net decrease in deferred tax assets of $2.3 million, partially offset by $11.2 million increased working capital requirements. Fiscal year 2005 cash flow from operating activities was primarily due to strong earnings, a $6.0 million decrease in working capital requirements, and $6.2 million tax benefit from the exercise of stock options.

Cash flow from investing activities required a use of cash of $5.2 million during fiscal year 2007, compared to cash provided of $47.5 million during fiscal year 2006 and a use of cash of $7.5 million during fiscal year 2005. During fiscal year 2007, the Company invested $12.7 million in property and equipment additions, and received net proceeds of $6.5 million and $1.0 million from the maturity of short-term investments and the sale of assets associated with the Company’s linear friction welding technology, respectively. During fiscal year 2006, the Company received net proceeds of $53.1 million from the maturity of short-term investments and $1.9 million related to the fiscal year 2005 sale of discontinued businesses and invested $7.5 million in property and equipment additions. During fiscal year 2005, the Company invested $14.3 million in net purchases of short-term investments and $7.1 million in property and equipment additions and received $14.2 million net proceeds from the sale of discontinued businesses.

Cash flow from financing activities required a use of cash of $41.5 million during fiscal year 2007, compared to $73.6 million and $30.9 million used in fiscal years 2006 and 2005, respectively. During fiscal year 2007, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $38.2 million, net repayment of interest-bearing debt of $6.7 million, and payment of cash dividends of $8.0 million, partially offset by $9.3 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan, and $2.1 million excess tax benefits from stock-based compensation. The cash usage in fiscal year 2006 primarily resulted from purchases of the Company’s common stock of $64.5 million, net repayment of interest-bearing debt of $8.0 million, and payment of cash dividends of $7.6 million, partially offset by $1.2 million excess tax benefits from stock-based compensation, and $5.2 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan. During fiscal year 2005, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $33.7 million, net repayment of interest-bearing debt of $6.7 million, and payment of cash dividends of $4.8 million, partially offset by $14.4 million received from stock option exercises and purchases of stock under the Company’s employee stock purchase plan.

During fiscal year 2007, 2006, and 2005 the Company purchased approximately 1.0 million, 1.8 million, and 1.0 million shares of its common stock, respectively, for $38.2 million, $64.5 million, and $33.7 million, respectively.

Liquidity and Capital Resources
The Company had cash, cash equivalents and short-term investments of $121.4 million at September 29, 2007. Of this amount, approximately $31.7 million was located in North America, $66.2 million in Europe, and $23.5 million in Asia. The North American balance was primarily invested in U.S. municipal securities directly or through money market funds, as well as in taxable money market funds and in bank deposits. In Europe, the balances were primarily invested in a Euro money market fund and bank deposits. In Asia, the balances were primarily invested in bank deposits.

At September 29, 2007, the Company’s capital structure was comprised of $0.3 million in short-term debt, $9.0 million in long-term debt, and $189.7 million in Shareholders’ Investment. Total interest-bearing debt at September 29, 2007 was $9.0 million, down from $15.7 million at September 30, 2006, due to scheduled long term debt payments. Shareholders’ Investment increased by $20.4 million during fiscal year 2007, primarily due to strong operating results, $9.3 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan, $9.3 million of foreign currency translation gains, $5.1 million in stock-based compensation, and $2.7 million excess tax benefits from stock-based compensation, partially offset by $38.2 million in purchases of the Company’s common stock, and $8.7 million in dividends declared.

The Company believes its liquidity, represented by cash, cash equivalents, short-term investments, anticipated cash from operations, and capital structure are adequate to fund ongoing operations, capital expenditures and Company share purchases, as well as to fund opportunities to grow its business organically and through acquisitions.

At September 29, 2007, the Company’s contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Notes Payable	$265	$265	$—	$—	$—
Long-Term Debt Obligations	8,991	6,683	2,308	—	—
Capital Lease Obligations	24	19	5	—	—
Operating Lease Obligations	18,654	5,324	7,105	3,256	2,969
Interest Payable	718	589	129	—	—
Pension and Other Long-Term Obligations	15,684	346	1,106	680	13,552

Total	$44,336	$13,226	$10,653	$3,936	$16,521

Notes payable outstanding at September 29, 2007 and September 30, 2006 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary. Under the terms of its long-term debt agreements, the Company has agreed to certain financial covenants. At September 29, 2007, the Company was in compliance with the financial terms and conditions of its long-term debt agreements.

At September 29, 2007, the Company had letters of credit and guarantees outstanding totaling $57.2 million and $1.2 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2007, the Company did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Restructuring and Other Charges
In fiscal year 2005, the Company decided to exit its noise and vibration business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Of the total business exit costs of $4.5 million recorded, $3.6 million, $0.7 million and $0.2 million were included in Cost of Sales, Selling Expense, and General and Administrative Expense, respectively, on the Consolidated Statements of Income for fiscal year 2005. These expenses were reported within the results of operations of the Company’s Test segment. Substantially all of the severance costs were paid in fiscal year 2006, with the remaining balance being paid in fiscal year 2007.

The Company had no significant restructuring activities in fiscal years 2007 or 2006. For the fiscal years ending September 29, 2007, September 30, 2006, and October 1, 2005, the reserve for restructuring was as follows:

	Severance Charges	Contract Termination Charges	Total

	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)

Balances at September 30, 2006	40	—	40

Provision	—	—	—
Write-off/payments	(40)	—	(40)

Balances at September 29, 2007	$—	$—	$—

Critical Accounting Policies
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by the Company’s management, and as a result, are subject to an inherent degree of uncertainty. Further information see “Summary of Significant Accounting Policies” and “Stock-Based Compensation” under Notes 1 and 2, respectively, to the Consolidated Financial Statements, appearing under Item 8 of this Annual Report on Form 10-K.

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

Stock-Based Compensation: For purposes of determining estimated fair value of stock-based payment awards on the date of grant, the Company utilizes a Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions that require management judgment. Because the Company’s employee stock options and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in future periods, the compensation expense may differ significantly from the expense recorded in the current period.

Income Taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Recent Accounting Pronouncements
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of fiscal year 2008, as required. Management does not currently expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.

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

Selected quarterly financial information for the fiscal years ended September 29, 2007 and September 30, 2006 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(expressed in thousands, except per share data)

2007
Revenue	$99,056	$101,830	$108,555	$111,063	$420,504
Gross profit	42,108	45,869	42,791	47,448	178,216
Income before income taxes	13,284	16,424	12,680	15,778	58,166

Net income	$10,117	$10,331	$10,005	$11,543	$41,996

Earnings per share:
Basic	$0.55	$0.57	$0.57	$0.65	$2.34
Diluted	$0.54	$0.56	$0.55	$0.64	$2.29

2006
Revenue	$91,843	$102,868	$95,887	$106,187	$396,785
Gross profit	40,569	45,781	40,967	45,348	172,665
Income before income taxes and discontinued operations	12,567	17,787	12,775	15,630	58,759
Income before discontinued operations	7,956	11,299	8,489	11,118	38,862
Discontinued operations, net of tax	—	—	—	461	461

Net income	$7,956	$11,299	$8,489	$11,579	$39,323

Earnings per share:
Basic
Income before discontinued operations	$0.41	$0.59	$0.46	$0.62	$2.08
Discontinued operations, net of tax	—	—	—	0.02	0.02

Earnings per share	$0.41	$0.59	$0.46	$0.64	$2.10

Diluted
Income before discontinued operations	$0.40	$0.58	$0.45	$0.59	$2.02
Discontinued operations, net of tax	—	—	—	0.02	0.02

Earnings per share	$0.40	$0.58	$0.45	$0.61	$2.04

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
Approximately 65-70% of the Company’s revenue is derived from shipments to customers outside the U.S. and about 65% of this revenue (approximately 45% of the Company’s total revenue) is denominated in currencies other than the U.S. dollar. The Company’s international subsidiaries have functional currencies other than the Company’s U.S. dollar reporting currency and transact business in currencies other than their functional currencies. This exposes the Company to market risk related to the local currency value of foreign currency denominated assets, liabilities and cash flows.

The strengthening of the U.S. dollar relative to foreign currencies decreases the value of foreign currency-denominated revenue and earnings when translated into U.S. dollars. Conversely, a weakening of the U.S. dollar increases the value of foreign currency-denominated revenue and earnings. The following table illustrates financial results utilizing currency exchange rates from the prior year to estimate the impact of currency on the following financial items:

Foreign Currency Exchange Rates

	2007	2006	2005

	(expressed in thousands)
Increase (decrease) from currency translation on:
Orders	$9,107	$(6,901)	$7,883
Revenue	11,593	(9,590)	7,392
Net Income	$868	$(895)	$436

The net effect of currency translation on orders, revenue, and net income was favorable in fiscal year 2007, as the value of the U.S. dollar decreased by approximately 11% against the Euro and by approximately 3% against the Japanese Yen. The U.S. dollar also decreased against most other foreign currencies in fiscal year 2007.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2007 revenue of approximately $18.0 million.

The Company has operational procedures to mitigate these non-functional currency exposures. The Company also utilizes committed and optional foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Gains and losses on foreign currency transactions are included in Other Income (Expense), net in the accompanying Consolidated Statements of Income, and was a net loss of $0.5 million in fiscal year 2007, a net gain of $0.8 million in fiscal year 2006, and a net loss of $1.3 million in fiscal year 2005. Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to Other Income (Expense), net on the Consolidated Statements of Income.

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

At September 29, 2007, the Company had cash, cash equivalents, and short-term investments of $121 million. Most of this balance was invested in interest-bearing bank deposits, money market funds, or long-term U.S. municipal bonds. For virtually all these investments, interest rates re-set every 1-49 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.2 million.

The Company’s short-term debt outstanding at the end of fiscal year 2007 is non-interest bearing and therefore is not impacted by the effect of increases or decreases in market interest rates on interest expense. The Company’s long-term debt has fixed rates of interest. Therefore, changes in market interest rates have no impact on interest expense associated with this debt.

A discount rate of 5.4% and an expected rate of increase in future compensation levels of 3.2% were used in the calculation of the accrued pension liability related to the non-contributory, unfunded defined benefit pension plan of one of the Company’s international subsidiaries.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15(1) of this Annual Report on Form 10-K, and appearing on pages F-1 through F-28 of this report, are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 29, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of September 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of September 29, 2007.

Item 9B.	Other Information

On November 27, 2007, the Board of Directors of the Company amended Article VIII of the Company’s Bylaws to allow the Company’s shares to be either certificated or uncertificated. This change was required in order for the Company to be eligible to participate in the Direct Registration System, which allows shareowners to have shares registered in their names without the issuance of physical certificates, as well as electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates.

The Amended and Restated Bylaws of the Company, as amended on November 27, 2007 to reflect new Article VIII, are filed as Exhibit 3.b to this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of Registrant

The required information with respect to the directors of the Company, the Company’s Code of Business Conduct and compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the information set forth under the headings “Election of Directors” and “Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 15, 2008. Information regarding the Company’s executive officers is contained under Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under heading “Executive Compensation” (except as expressly set forth therein) in the Company’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 15, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information:

The following table sets forth the aggregate information regarding grants under all equity compensation plans as of September 29, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted- Average Exercise Price of Outstanding Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (in thousands) (c)

Equity compensation plans approved by security holders	1,610	$34.12	2,144
Equity compensation plans not approved by security holders	—	$—	—

Total	1,610	$34.12	2,144

(1) Includes 535 shares available for issuance under the 2002 Employee Stock Purchase Plan as of September 29, 2007.

Certain other information required by this Item is incorporated herein by reference to the information set forth under the heading “Other Information - Security Ownership of Principal Shareowners and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 15, 2008.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated herein by reference to the information set forth under headings “Election of Directors” and “Other Information — Related Party Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 15, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Shareowners scheduled to be held on January 15, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – September 29, 2007 and September 30, 2006

Consolidated Statements of Income for the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005

Consolidated Statements of Shareholders’ Investment for the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005

Consolidated Statements of Cash Flows for the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005

Notes to Consolidated Financial Statements

Financial Statement Schedule

(2) Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3) Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws (Filed herewith).

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on November 30, 2004.

10.b	1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e of the Company’s Form 10-K filed for the fiscal year ended September 30, 1996.

10.c

1997 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.p of the Company’s Form 10-K filed for the fiscal year ended September 30, 1996 and Exhibit 10.p of the Company’s Form 10-K filed for the fiscal year ended September 30, 1999.

10.d	2002 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.d of the Company’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.e	2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.f	Form of Notice of Grant of Restricted Stock under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.g

Uniform Terms and Conditions to Restricted Stock Awards under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 of Company’s Form 8-K Current Report filed on February 7, 2006.

10.h

Severance Agreement, dated March 16, 1998, between the Company and Sidney W. Emery, Jr., incorporated herein by reference to Exhibit 10.r of the Company’s Form 10-K filed for the fiscal year ended September 30, 1998.

10.i

Severance Agreement dated January 3, 2000, between the Company and Kathleen M. Staby, incorporated herein by reference to Exhibit 10.x of the Company’s Form 10-K filed for the fiscal year ended September 30, 2000.

10.j

Form of Change in Control Agreement between the Company and Sidney W. Emery, Jr., Kathleen M. Staby, and Susan E. Knight, incorporated herein by reference to Exhibit 10.g of the Company’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.k

Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Company’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.l

Description of the terms of employment of Sidney W. Emery, Jr., pursuant to an offer letter dated March 3, 1998, incorporated by reference to Exhibit 10.s of the Company’s Form 10-K for the fiscal year ended September 28, 2002.

10.m

Letter dated February 6, 1987 from MTS Sensor Technologie GmbH and Co. KG (formerly, Hellwig GmbH) regarding its pension commitment to Joachim Hellwig, incorporated by reference to Exhibit 10.p of the Company’s Form 10-K filed for fiscal year ended October 2, 2004.

10.n

Employment Contract dated January 1, 1991 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig, incorporated by reference to Exhibit 10.q of the Company’s Form 10-K filed for fiscal year ended October 2, 2004.

10.o

Change in Control Agreement, dated December 20, 2005, between the Company and Laura B. Hamilton, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on December 23, 2005.

10.p

Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on September 1, 2006.

21.	Subsidiaries of the Company (Filed herewith).

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

By:	/s/ SIDNEY W. EMERY, JR.

Sidney W. Emery, Jr.
Chairman, Chief Executive Officer and President

Date: November 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ SIDNEY W. EMERY JR.	Chairman and Chief	November 27 2007

Sidney W. Emery, Jr.	Executive Officer

/s/ SUSAN E. KNIGHT	Chief Financial Officer	November 27, 2007

Susan E. Knight	and Vice President

/s/ RICARDO ARTIGAS	Director	November 27, 2007

Ricardo Artigas

/s/ JEAN-LOU CHAMEAU	Director	November 27, 2007

Jean-Lou Chameau

/s/ MERLIN E. DEWING	Director	November 27, 2007

Merlin E. Dewing

/s/ LAURA B. HAMILTON	Director	November 27, 2007

Laura B. Hamilton

/s/ BRENDAN C. HEGARTY	Director	November 27, 2007

Brendan C. Hegarty

/s/ LOIS M. MARTIN	Director	November 27, 2007

Lois M. Martin

/s/ BARB J. SAMARDZICH	Director	November 27, 2007

Barb J. Samardzich

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm		F-2

Report of Independent Registered Public Accounting Firm		F-3

Consolidated Balance Sheets – September 29, 2007 and September 30, 2006		F-4

Consolidated Statements of Income for the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005		F-5

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005		F-6

Consolidated Statements of Cash Flows for the Years Ended September 29, 2007, September 30, 2006 and October 1, 2005		F-7

Notes to Consolidated Financial Statements		F-8 through F-28

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts and Restructuring Reserves	F-29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 29, 2007, and September 30, 2006, and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended September 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 29, 2007, and September 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 27, 2007, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Minneapolis, Minnesota
November 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited MTS Systems Corporation and subsidiaries’ internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 29, 2007, and September 30, 2006, and the related consolidated statements of operations, shareholders’ investment and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended September 29, 2007, and our report dated November 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Minneapolis, Minnesota
November 27, 2007

Consolidated Balance Sheets
(September 29 and September 30, respectively)

Assets	2007	2006

	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$104,345	$97,962
Short-term investments	17,050	23,575
Accounts receivable, net of allowance for doubtful accounts of $1,518 and $1,350, respectively	75,828	72,997
Unbilled accounts receivable	41,026	27,132
Inventories	43,483	40,480
Prepaid expenses and other current assets	3,870	4,245
Current deferred tax assets	6,924	5,134
Assets of discontinued operations	—	803

Total current assets	292,526	272,328

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	45,525	42,072
Machinery and equipment	90,586	78,651
Accumulated depreciation	(86,879)	(78,777)

Total property and equipment, net	50,900	43,614

Goodwill	4,571	4,466
Other assets	3,664	2,102
Non-current deferred tax assets	1,320	1,613

Total assets	$352,981	$324,123

Liabilities and Shareholders’ Investment

Current Liabilities:
Notes payable	$265	$222
Current maturities of long-term debt	6,683	6,683
Accounts payable	22,813	17,090
Accrued payroll and related costs	29,635	29,273
Advance payments from customers	51,927	51,356
Accrued warranty costs	6,265	5,894
Accrued income taxes	8,184	512
Current deferred income taxes	3,564	4,643
Other accrued liabilities	15,446	15,125

Total current liabilities	144,782	130,798

Deferred income taxes	846	2,487
Long-term debt, less current maturities	2,308	8,990
Pension benefit plan	12,777	10,391
Other long-term liabilities	2,567	2,136

Total liabilities	163,280	154,802

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized: 17,704 and 18,216 shares issued and outstanding	4,426	4,554
Retained earnings	164,862	152,657
Accumulated other comprehensive income	20,413	12,110

Total shareholders’ investment	189,701	169,321

Total liabilities and shareholders’ investment	$352,981	$324,123

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended September 29, September 30 and October 1, respectively)

	2007	2006	2005

	(expressed in thousands, except per share data)

Revenue:
Product	$360,569	$343,867	$328,514
Service	59,935	52,918	45,863

Total Revenue	420,504	396,785	374,377

Cost of Sales:
Product	211,902	197,674	187,261
Service	30,386	26,446	23,534

Total Cost of Sales	242,288	224,120	210,795

Gross Profit	178,216	172,665	163,582

Operating Expenses:
Selling	70,245	65,117	65,254
General and administrative	33,364	34,175	30,417
Research and development	19,874	18,413	14,936

Total Operating Expenses	123,483	117,705	110,607

Gain on sale of assets	742	872	—

Income From Operations	55,475	55,832	52,975

Interest expense	(1,309)	(1,716)	(2,128)
Interest income	3,899	3,595	2,348
Other income (expense), net	101	1,048	(1,381)

Income Before Income Taxes and Discontinued Operations	58,166	58,759	51,814
Provision for Income Taxes	16,170	19,897	15,245

Income Before Discontinued Operations	41,996	38,862	36,569

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	—	461	(2,589)
Net gain on disposal of discontinued businesses, net of tax	—	—	3,078

Income from Discontinued Operations, net of tax	—	461	489

Net Income	$41,996	$39,323	$37,058

Earnings Per Share
Basic:
Income Before Discontinued Operations	$2.34	$2.08	$1.86
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	—	0.02	(0.13)
Net gain on disposal of discontinued businesses, net of tax	—	—	0.15

Income from Discontinued Operations, net of tax	—	0.02	0.02

Earnings Per Share - Basic	$2.34	$2.10	$1.88

Diluted:
Income Before Discontinued Operations	$2.29	$2.02	$1.79
Discontinued Operations:
Income (loss) from discontinued operations, net of tax	—	0.02	(0.13)
Net gain on disposal of discontinued businesses, net of tax	—	—	0.15

Income from Discontinued Operations, net of tax	—	0.02	0.02

Earnings Per Share - Diluted	$2.29	$2.04	$1.81

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)

(For the Fiscal Years Ended September 29, September 30, October 1, respectively, expressed in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment

	Shares Issued			Retained Earnings
		Amount

Balance, October 2, 2004	19,652	$4,913	$—	$155,825	$11,058	$171,796

Net income	—	—	—	37,058	—	37,058
Foreign currency translation	—	—	—	—	(1,610)	(1,610)
Minimum pension liability adjustment	—	—	—	—	(865)	(865)
Derivative instruments	—	—	—	—	1,446	1,446

Total comprehensive income	—	—	—	37,058	(1,029)	36,029
Exercise of stock options	1,005	251	13,441	—	—	13,692
Stock-based compensation	7	2	176	—	—	178
Tax benefit from equity compensation	—	—	6,153	—	—	6,153
Issuance for employee stock purchase plan	29	7	664	—	—	671
Common stock purchased and retired	(1,029)	(257)	(20,863)	(12,616)	—	(33,736)
Stock option compensation from
discontinued operations	—	—	429	—	—	429
Dividends, $0.34 per share	—	—	—	(6,780)	—	(6,780)

Balance, October 1, 2005	19,664	4,916	—	173,487	10,029	188,432

Net income	—	—	—	39,323	—	39,323
Foreign currency translation	—	—	—	—	2,927	2,927
Minimum pension liability adjustment	—	—	—	—	115	115
Derivative instruments	—	—	—	—	(961)	(961)

Total comprehensive income	—	—	—	39,323	2,081	41,404
Exercise of stock options	288	72	4,600	—	—	4,672
Stock-based compensation	13	3	4,677	—	—	4,680
Tax benefit from equity compensation	—	—	1,686	—	—	1,686
Issuance for employee stock purchase plan	20	5	572	—	—	577
Common stock purchased and retired	(1,769)	(442)	(11,535)	(52,564)	—	(64,541)
Dividends, $0.41 per share	—	—	—	(7,589)	—	(7,589)

Balance, September 30, 2006	18,216	4,554	—	152,657	12,110	169,321

Net income	—	—	—	41,996	—	41,996
Foreign currency translation	—	—	—	—	9,298	9,298
Minimum pension liability adjustment	—	—	—	—	738	738
Derivative instruments	—	—	—	—	(735)	(735)

Total comprehensive income	—	—	—	41,996	9,301	51,297
Adjustment to initially apply FASB
Statement No. 158	—	—	—	—	(998)	(998)
Exercise of stock options	426	107	8,448	—	—	8,555
Stock-based compensation	12	3	5,052	—	—	5,055
Tax benefit from equity compensation	—	—	2,675	—	—	2,675
Issuance for employee stock purchase plan	21	5	696	—	—	701
Common stock purchased and retired	(971)	(243)	(16,871)	(21,122)	—	(38,236)
Dividends, $0.48 per share	—	—	—	(8,669)	—	(8,669)

Balance, September 29, 2007	17,704	$4,426	$—	$164,862	$20,413	$189,701

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended September 29, September 30 and October 1, respectively)

	2007	2006	2005

	(expressed in thousands)

Cash Flows from Operating Activities:
Net income	$41,996	$39,323	$37,058
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(461)	2,589
Net gain on disposal of discontinued operations	—	—	(3,078)
Gain on sale of assets	(742)	(872)	—
Stock-based compensation	5,065	4,415	178
Excess tax benefits from stock-based compensation	(2,123)	(1,249)	6,153
Depreciation and amortization	8,149	7,863	8,638
Deferred income taxes	(4,590)	2,252	(2,310)
Bad debt provision	320	352	201
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(12,219)	(11,708)	5,481
Inventories	(1,582)	(1,643)	(3,260)
Prepaid expenses	884	(1,287)	1,837
Other assets	(3,883)	1,033	(2,446)
Accounts payable	5,172	796	1,933
Accrued payroll and related costs	(629)	(1,884)	882
Advance payments from customers	(924)	1,316	1,823
Accrued warranty costs	152	467	(424)
Other current liabilities	9,083	(962)	3,589
Operating activities of discontinued operations	786	478	(2,436)

Net Cash Provided by Operating Activities	44,915	38,229	56,408

Cash Flows from Investing Activities:
Additions to property and equipment	(12,735)	(7,505)	(7,094)
Proceeds from maturity of short-term investments	71,260	130,857	175,305
Purchases of short-term investments	(64,735)	(77,782)	(189,600)
Net proceeds from sale of businesses	1,000	1,882	14,241
Investing activities of discontinued operations	—	—	(368)

Net Cash (Used in) Provided by Investing Activities	(5,210)	47,452	(7,516)

Cash Flows from Financing Activities:
Net receipts under short-term borrowings	36	161	141
Proceeds received under notes payable	—	—	1,525
Payments of notes payable	—	(1,477)	(1,541)
Repayments of long-term debt	(6,683)	(6,708)	(6,840)
Excess tax benefits from stock-based compensation	2,123	1,249	—
Cash dividends	(7,988)	(7,576)	(4,785)
Proceeds from exercise of stock options and employee stock purchase plan	9,256	5,249	14,363
Payments to purchase and retire common stock	(38,236)	(64,541)	(33,736)

Net Cash Used in Financing Activities	(41,492)	(73,643)	(30,873)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,170	2,781	(1,824)

Cash and Cash Equivalents:
Increase during the year	6,383	14,819	16,195
Balance, beginning of year	97,962	83,143	66,948

Balance, end of year	$104,345	$97,962	$83,143

Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$1,052	$1,591	$2,074
Income taxes	11,702	17,348	12,303

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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 each consisted of 52 weeks.

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

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware, software, installation services, training and support. In certain arrangements software may be essential to the functionality of the system deliverable. For these arrangements the Company considers Emerging Issues Task Force (“EITF”) No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” to identify components of the arrangement which are considered software-related. For software and software-related components, the Company applies the requirements of SOP No. 97-2, “Software Revenue Recognition,” when recognizing revenue. Contractual arrangements in which software is essential to system functionality typically include significant production, modification, and customization. For arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of SOP No. 81-1 (e.g. software maintenance and training) are accounted for as the service is provided based on fair value as determined by standalone sales.

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

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Shipping and Handling
Freight revenue billed to customers is reported within Revenue on the Consolidated Statements of Income, and expenses incurred for shipping products to customers are reported within Cost of Sales on the Consolidated Statements of Income.

Research and Development
Research and development costs associated with new products are charged to operations as incurred.

Foreign Currency
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and statements of income are translated using average exchange rates for the fiscal year, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. The Company recorded gains/(losses) on foreign currency translation in Comprehensive Income of $9.3 million, $2.9 million, and ($1.6) million for fiscal years 2007, 2006, and 2005 respectively. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction (losses)/gains of ($0.5) million, $0.8 million, and ($1.3) million in fiscal years 2007, 2006, and 2005, respectively.

Cash Equivalents
Cash equivalents represent cash, demand deposits, and highly liquid investments with original maturities of three months or less and are recorded at cost, which approximates fair value. Cash is invested in money market funds and bank deposits. Cash equivalents outside the United States are invested in local currency money market funds and bank deposits.

Short-Term Investments
The Company’s short-term investments consisted of U.S. municipal bonds with maturity dates ranging from 2016 through 2041. All these bonds carry double-A or higher credit ratings from at least one of the three globally recognized credit rating services. The interest rates on these bonds are re-set each 7, 28, or 35 days in a market auction process such that yields typically reflect current market interest rates. The Company classifies these investments as available-for-sale, as it intends to liquidate them to fund current operations, acquisitions, or the return of capital to shareholders. All investments in available-for-sale securities are carried at fair value, and unrealized gains and losses are reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets. At September 29, 2007 and September 30, 2006, there were no material unrealized gains or losses associated with any of the Company’s short-term investments, as the fair value of each investment approximates amortized cost.

Accounts Receivable and Long-Term Contracts
The Company grants credit to customers, but it generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible and considers factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer’s financial condition, if the Company becomes aware of additional information related to the credit worthiness of a customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at September 29, 2007 are expected to be invoiced during fiscal year 2008.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at September 29, 2007 and September 30, 2006 were as follows:

	2007	2006

	(expressed in thousands)
Customer projects in various stages of completion	$14,759	$14,046

Components, assemblies and parts	28,724	26,434

Total	$43,483	$40,480

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain other intangible assets having indefinite lives not be amortized to income, but instead be periodically tested for impairment. The Company determined there was no impairment of its goodwill at September 29, 2007 or September 30, 2006. At both September 29, 2007 and September 30, 2006, $2.9 million of goodwill was associated with the Test segment. At September 29, 2007 and September 30, 2006, $1.7 million and $1.6 million, respectively, of goodwill was associated with the Sensors segment. There was no change in these Goodwill balances over the three-year period ending September 29, 2007, other than changes associated with the effect of currency translation.

Other Assets
Other assets include patents and other intellectual property. These intangible assets are amortized on a straight-line basis over the expected period to be benefited by future cash flows, up to 25 years. The Company evaluates the estimated useful lives of all intangible assets and periodically revises such estimates based on current events.

At September 29, 2007 and September 30, 2006, the carrying value of intangible assets, net of accumulated amortization, was $0.3 million. Annual amortization of other intangible assets was less than $0.1 million, $0.3 million, and $0.5 million in fiscal years 2007, 2006, and 2005, respectively. The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

	2008	2009	2010	2011	2012

	(expressed in thousands)
Amortization of intangible assets	$22	$16	$13	$13	$13

Warranty Obligations
Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the years ended September 29, 2007 and September 30, 2006, were as follows:

	2007	2006

	(expressed in thousands)
Beginning balance	$5,894	$5,333
Warranty provisions	7,216	6,440
Warranty claims	(7,197)	(6,021)
Translation adjustment	352	142

Ending balance	$6,265	$5,894

Derivative Financial Instruments
The Company periodically enters into committed and optional contracts with banks to exchange currencies at a set future date and rate to maintain the functional or reporting currency value of specifically identified foreign currency exposures. Because the market value of these currency exchange contracts is derived from current exchange rates, they are classified as derivative financial instruments. The Company does not use currency exchange contracts for speculative or trading purposes.

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets until they are recognized in earnings at the time income or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of the contract are recognized in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

At September 29, 2007 and September 30, 2006, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $121.0 million and $118.8 million, respectively. Netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional amount of contracts outstanding in U.S. dollar equivalent amounts were $33.5 million and $10.1 million at September 29, 2007 and September 30, 2006, respectively. At September 29, 2007 and September 30, 2006, the market value of the foreign currency exchange contracts was a liability of $0.7 million and an asset of $0.7 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million and $0.1 million in fiscal year ended September 29, 2007 and September 30, 2006, respectively. At September 29, 2007 and September 30, 2006, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was a loss of $0.4 million and a gain of $0.6 million, respectively. The maximum remaining maturity of any currency contract at September 29, 2007 and September 30, 2006 was 1.6 years and 1.0 years, respectively.

Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants using the treasury stock method. Stock options to acquire 0.5 million and 0.6 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation at September 29, 2007 and September 30, 2006, respectively, because under the treasury stock method, the exercise of these options would lead to a net reduction in common shares outstanding. The number of options excluded from the diluted weighted average shares outstanding calculation was not material for the year ended October 1, 2005. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2007	2006	2005

	(expressed in thousands, except per share data)
Income before discontinued operations	$41,996	$38,862	$36,569
Income from discontinued operations, net of tax	—	461	489

Net income	$41,996	$39,323	$37,058

Weighted average common shares outstanding	17,980	18,749	19,714
Dilutive potential common shares	350	480	795

Total dilutive common shares	18,330	19,229	20,509

Earnings per share:
Basic:
Income before discontinued operations	$2.34	$2.08	$1.86
Income from discontinued operations, net of tax	—	0.02	0.02

Earnings per share	$2.34	$2.10	$1.88

Diluted:
Income before discontinued operations	$2.29	$2.02	$1.79
Income from discontinued operations, net of tax	—	0.02	0.02

Earnings per share	$2.29	$2.04	$1.81

Stock-Based Compensation
Effective October 2, 2005, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. Results of operations for the fiscal year ended October 1, 2005 and prior annual periods have not been restated to reflect recognition of stock-based compensation expense.

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

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock options and employee share purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted shares granted. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing stock-based compensation and estimating forfeitures for unvested awards. See Note 2 to the Consolidated Financial Statements for additional information on stock-based compensation.

Comprehensive Income (Loss)
Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments. There were no unrealized gains or losses from available-for-sale securities at September 29, 2007, September 30, 2006, or October 1, 2005.

Effective September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which resulted in the recognition of the funded status of a defined benefit retirement plan located at one of its German subsidiaries. Upon adoption of SFAS No. 158, the unrealized portion of the incremental increase in the retirement plan liability was recognized as a component of Accumulated Other Comprehensive Income (Loss). See Note 7 to the Consolidated Financial Statements for additional information on the Company’s defined benefit retirement plan.

The accumulated balances for each component of Accumulated Other Comprehensive Income (Loss) were as follows:

	Derivative Financial Instrument Unrealized Gain (Loss)	Minimum Pension Liability and FASB Statement No. 158 Adjustment	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)

	(expressed in thousands)
Balances at October 2, 2004	$(142)	$—	$11,200	$11,058
Foreign exchange translation adjustments	—	—	(1,610)	(1,610)
Minimum pension liability adjustment, net of tax of ($550)	—	(865)	—	(865)
Change in unrealized gain, net of tax of $623	1,034	—	—	1,034
Realized loss, net of tax of $248	412	—	—	412

Balances at October 1, 2005	$1,304	$(865)	$9,590	$10,029

Foreign exchange translation adjustments	—	—	2,927	2,927
Minimum pension liability adjustment, net of tax of $72	—	115	—	115
Change in unrealized gain, net of tax of $371	621	—	—	621
Realized gain, net of tax of ($945)	(1,582)	—	—	(1,582)

Balances at September 30, 2006	$343	$(750)	$12,517	$12,110

Foreign exchange translation adjustments	—	(91)	9,389	9,298
Minimum pension liability adjustment, net of tax of $490	—	738	—	738
Change in unrealized loss, net of tax of ($366)	(612)	—	—	(612)
Realized loss, net of tax of ($74)	(123)	—	—	(123)
Adjustment to initially apply FASB Statement No. 158, net of tax of ($431)	—	(998)	—	(998)

Balances at September 29, 2007	$(392)	$(1,101)	$21,906	$20,413

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of fiscal year 2008, as required. Management does not currently expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.

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

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006, and administered under the supervision of the Company’s Board of Directors. During the years ended September 29, 2007, September 30, 2006, and October 1, 2005, the Company awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At September 29, 2007, a total of 2,144,023 shares were available for future grant under these plans.

Stock-Based Compensation Expense
The effect of recording stock-based compensation expense for the years ended September 29, 2007 and September 30, 2006 was as follows (in thousands, except per share data):

	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$4,426	$4,090
Employee stock purchase plan (ESPP)	193	161
Restricted stock units (1)	441	429
Amounts capitalized as inventory	(1,080)	(977)
Amounts recognized in income for amounts previously capitalized as inventory	1,085	712

Total stock-based compensation included in income from operations	5,065	4,415
Income tax benefit on stock-based compensation	(1,682)	(1,175)

Net compensation expense included in net income	$3,383	$3,240

Earnings per share:
Basic	$0.19	$0.17
Diluted	$0.18	$0.17

Tax effect on:
Cash flows from operating activities	$(2,123)	$(1,249)
Cash flows from financing activities	$2,123	$1,249

(1) Stock-based compensation expense related to restricted stock awards would also have been recorded under the provision of APB 25.

At September 29, 2007, there was $5.4 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years. At September 29, 2007, there was $0.4 million of total restricted stock expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Results of operations for the fiscal year ended October 1, 2005 have not been restated to reflect recognition of stock-based compensation expense. Had the Company recognized compensation expense under SFAS No. 123, “Accounting for Stock Based Compensation,” during the fiscal year ended October 1, 2005, the Company’s net income and earnings per share would have been reported as shown below (expressed in thousands, except per share data):

2005

Net Income
As Reported	$37,058
Add: Stock-based compensation expense included in reported net income, net of tax (1)	111
Deduct: fair value of stock-based compensation expense, net of tax	(3,243)

Pro Forma	$33,926

Basic Earnings Per Share
As Reported	$1.88
Pro Forma	$1.72

Diluted Earnings Per Share
As Reported	$1.81
Pro Forma	$1.66

(1) Stock-based compensation expense related to restricted stock awards.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. While the multiple option form of the valuation model generally yields a lower valuation than the single option form, it also allocates proportionally more of the option expense to the early years of the option. The weighted average per share fair value of stock options granted during the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 was $10.51, $11.85 and $9.55, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2007	2006	2005

Expected life (in years)	2.6	3.5	2.7
Risk-free interest rate	4.9%	5.1%	3.8%
Expected volatility	31.1%	35.6%	39.3%
Dividend yield	1.0%	1.0%	1.2%

The expected life represents the period that the stock option awards are expected to be outstanding. In fiscal year 2007, the expected life was determined based on historical and anticipated future exercise and expiration patterns. In fiscal year 2006, the Company used the “simplified” method for determining the expected life, as specified in Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the expiration of the awards. In fiscal year 2005, the expected life was determined based on historical exercise patterns. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant. The Company estimates stock price volatility based on a historical weekly price observation. The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date.

Related to the sale of the Company’s engine test business in fiscal year 2005, the Company accelerated the vesting schedule of options held by employees of this business to the date of the divestiture. The fair value of the options was re-measured to the difference between the market price and the historical option price of the stock on the date of the accelerated vesting date. Stock-based compensation expense of $0.4 million, net of tax, was recorded in Income (Loss) from Discontinued Operations in the fourth quarter of fiscal year 2005.

Restricted stock awards are valued based on the market value of the Company’s shares at the date of grant. The value of restricted stock awards is allocated to expense evenly over the restricted period. Employee stock purchase plan share awards are valued based on the value of the discount feature plus the fair value of the optional features, which is determined as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each purchase period.

Stock Options
Stock options are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversaries of the grant date and expire five years from the grant date.

Stock option activity for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 was as follows (in thousands, except per share amounts):

	2007		2006		2005

	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*

Options outstanding at beginning of year	1,667	$28.06	1,686	$22.63	2,229	$15.08
Granted	416	$45.49	436	$39.08	560	$35.19
Exercised	(426)	$20.08	(288)	$16.19	(1,005)	$13.62
Forfeited or expired	(69)	$31.92	(167)	$22.89	(98)	$15.12

Options outstanding at end of year	1,588	$34.60	1,667	$28.06	1,686	$22.63

Options subject to exercise at year-end	763	$27.05	780	$20.13	650	$14.80

*Weighted Average Exercise Price

Options outstanding at September 29, 2007 had a weighted average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $12.8 million. Options subject to exercise at September 29, 2007 had a weighted average remaining contractual term of 2.1 years, and an aggregate intrinsic value of $11.1 million.

The total intrinsic value of stock options exercised during the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 were $9.6 million, $6.7 million and $20.3 million, respectively.

Restricted Stock
The Company awards directors and key employees restricted stock grants that vest over three years. Participants are entitled to cash dividends and voting rights on awarded shares, but the sale and transfer of these shares is restricted during the vesting period.

Restricted stock activity for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 was as follows (in thousands, except per share amounts):

	2007		2006		2005

	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*

Unvested shares at beginning of year	22	$34.06	19	$25.97	8	$11.05
Granted	11	$42.49	13	$36.65	15	$29.95
Vested	(11)	$33.57	(9)	$21.55	(4)	$11.05
Forfeited	—	$—	(1)	$29.95	—	$—

Unvested shares at end of year	22	$38.64	22	$34.06	19	$25.97

*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2007 with the combined issuance of 21,351 shares at an average price of $32.83. In fiscal years 2006 and 2005, purchases were 19,772 and 29,379 shares, respectively, with average share prices of $29.19 and $22.85, respectively. At September 29, 2007, the number of shares remaining for issuance under the ESPP was 535,202.

3. Discontinued Operations:

In fiscal year 2005, the Company sold substantially all of the net assets of its engine test business, which represented the Company’s exit from the engine test business. As a result of this sale, the Company recorded a gain of $3.8 million, net of tax of $1.1 million, in fiscal year 2005. The engine test business was historically included in the Company’s Test segment for financial reporting. The gain on the sale of the engine test business and its results of operations are excluded from the results of operations of the Test segment and are reported as discontinued operations for the fiscal years ended September 30, 2006 and October 1, 2005.

Effective October 1, 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business located in Eden Prairie, Minnesota. As a result of this business closure, the Company recorded a loss of $0.7 million, net of tax of $0.4 million, in fiscal year 2005. The AeroMet subsidiary was historically included in the Company’s Industrial segment (now the “Sensors” segment) for financial reporting. The loss on disposition of the AeroMet business and its results of operations are excluded from the results of operations of the Sensors segment and are reported as discontinued operations for all fiscal years ended September 30, 2006 and October 1, 2005.

The Company does not allocate interest income or interest expense to discontinued operations. There was no effect on the Company’s net income in fiscal year 2007 related to discontinued operations. Operating results of the discontinued operations included in the Company’s results for the fiscal years ended September 30, 2006 and October 1, 2005 were as follows:

	2006	2005

	(expressed in thousands)
Revenue	$—	$15,982
Income (loss) on discontinued operations before taxes and gain (loss) on sale	629	(3,918)
Provision (benefit) for income taxes	168	(1,329)

Income (loss) from discontinued operations, net of tax	$461	$(2,589)

The assets of discontinued operations at September 30, 2006 were as follows:

2006

(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$635
Other current assets	168

Total assets of discontinued operations	$803

4. Business Segment Information:

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments, “Test” and “Sensors.” During the first quarter of fiscal year 2007, the former “Industrial” segment was re-named the “Sensors” segment. This change was a change in name only; there was no underlying change in the components or the operations of the segment. The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

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

Financial information by reportable segment for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, were as follows:

	2007	2006	2005

	(expressed in thousands)
Revenue
Test	$343,598	$332,561	$313,498
Sensors	76,906	64,224	60,879

Total Revenue	$420,504	$396,785	$374,377

Income from Operations
Test	$40,718	$44,724	$44,596
Sensors	14,757	11,108	8,379

Total Income from Operations	$55,475	$55,832	$52,975

Identifiable Assets
Test	$269,117	$256,042	$276,849
Sensors	83,864	67,278	73,173
Discontinued Operations	—	803	1,710

Total Assets	$352,981	$324,123	$351,732

Other Segment Data
Test:
Goodwill	$2,929	$2,929	$2,929
Capital expenditures	$9,603	$5,667	$5,696
Depreciation and amortization	$6,454	$6,289	$6,804

Sensors:
Goodwill	$1,642	$1,537	$1,494
Capital expenditures	$3,132	$1,838	$1,398
Depreciation and amortization	$1,695	$1,574	$1,834

Geographic information was as follows:

	2007	2006	2005

	(expressed in thousands)
Revenue
United States	$139,150	$119,648	$106,730
Germany	51,059	54,865	44,906
Europe, excluding Germany	99,881	87,713	89,322
Japan	43,316	61,859	63,377
Asia, excluding Japan	72,583	56,081	56,528
Other	14,515	16,619	13,514

Total Revenue	$420,504	$396,785	$374,377

Property and Equipment, Net
United States	$36,465	$32,015	$31,648
Europe	12,403	10,570	10,478
Asia	2,032	1,029	827

Total Property and Equipment, Net	$50,900	$43,614	$42,953

Revenue by geographic area is presented based on customer location. No countries other than the United States, Germany and Japan had revenue in excess of 10% of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented.

5. Financing:

At September 29, 2007 and September 30, 2006, the Company’s outstanding short-term borrowings of $0.3 million and $0.2 million, respectively, consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

Long-term debt at September 29, 2007 and September 30, 2006 was as follows:

	2007	2006

	(expressed in thousands)
6.6% notes, unsecured, due in annual installments of $4,375, maturing July 2008	$4,375	$8,750
7.5% note, unsecured, due in semi-annual installments of $1,154, maturing July 2009	4,616	6,923

Total Long-Term Debt	$8,991	$15,673
Less Current Maturities of Long-Term Debt	(6,683)	(6,683)

Total Long-Term Debt, Less Current Maturities	$2,308	$8,990

Aggregate annual maturities of long-term debt are as follows:

Year	Maturity

(expressed in thousands)
2008	$6,683
2009	2,308

$8,991

The 6.6% and 7.5% notes contain pre-payment penalties that make early repayment economically disadvantageous to the Company based on current market interest rates. The Company estimates the fair market value of its long-term debt portfolio exceeds its carrying value by approximately $0.2 million at September 29, 2007, due to lower current market interest rates relative to interest rates paid on the debt.

The Company is subject to financial covenants, among other restrictions, under the 6.6% and 7.5% note agreements, including, among other covenants, maximum total debt related to total capital and interest and minimum net worth. At September 29, 2007 and September 30, 2006, the Company was in compliance with these financial covenants.

At September 29, 2007, the Company had letters of credit and guarantees outstanding totaling $57.2 million and $1.2 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment.

6. Income Taxes:

The components of income before income taxes for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 were as follows:

	2007	2006	2005

	(expressed in thousands)
Income before income taxes and discontinued operations:
Domestic	$32,773	$38,280	$35,466
Foreign	25,393	20,479	16,348

Total	$58,166	$58,759	$51,814

The provision for income taxes from continuing operations for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 was as follows:

	2007	2006	2005

	(expressed in thousands)
Current provision (benefit):
Federal	$8,296	$8,682	$5,661
State	1,589	1,343	1,175
Foreign	10,472	7,100	10,892
Deferred	(4,187)	2,772	(2,483)

Total provision	$16,170	$19,897	$15,245

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for continuing operations for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 is as follows:

	2007	2006	2005

United States federal statutory income tax rate	35%	35%	35%
Tax benefit of export sales	(1)	(2)	(3)
Foreign provision in excess of U.S. tax rate	(2)	2	2
Settlement of audits, favorable resolution of accrued tax matters	—	(3)	—
State income taxes, net of federal benefit	1	2	2
Research and development tax credits	(5)	—	(1)
Domestic production activities deduction	(1)	(1)	—
Foreign tax credits	—	—	(5)
Tax exempt income	(1)	(1)	(1)
Nondeductible stock option expense and other permanent items	2	2	—

Effective income tax rate	28%	34%	29%

A summary of the deferred tax assets and liabilities for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005 is as follows:

	2007	2006	2005

	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$6,907	$5,382	$4,441
Inventory reserves	2,519	2,628	2,330
Intangible assets	359	534	2,177
Allowance for doubtful accounts	215	175	124
Other assets	655	425	547
Net operating loss carryovers	1,483	1,720	1,626
Unrealized derivative instrument losses	119	—	—
Capital loss carryovers	34	—	—
Research and development and foreign tax credits	305	—	1,081

Total deferred tax asset before valuation allowance	12,596	10,864	12,326
Less valuation allowance	(781)	(669)	(496)

Total Deferred Tax Asset	$11,815	$10,195	$11,830

Deferred Tax Liability:
Property and equipment	$3,784	$4,531	$5,416
Unrealized derivative instrument gains	—	811	789
Foreign deferred revenue and other	4,197	5,236	3,576

Total Deferred Tax Liability	$7,981	$10,578	$9,781

Net Deferred Tax Asset (Liability)	$3,834	$(383)	$2,049

As of September 29, 2007, the Company’s French, Swedish and one of its German subsidiaries had net operating loss carryovers of $3.1 million, $0.2 million and $2.0 million, respectively. These net operating loss carryovers will not expire under local tax law. The Company determined that it is more likely than not that it will not be able to realize the benefit of the German subsidiary’s net operating loss carryover of $2.0 million. Accordingly, as of September 29, 2007, the Company had a full valuation allowance against the German subsidiary’s deferred tax asset in the amount of $0.8 million, of which $0.1 million is related to a fiscal year 2007 net operating loss.

The Company’s German subsidiaries benefited from tax legislation passed during fiscal year 2007. The German subsidiaries recorded $2.4 million of tax benefits during fiscal year 2007 related to this legislation.

The legislation decreased the German tax rate applicable to future taxable temporary differences and entitled the primary German subsidiary to a corporate tax refund. U.S. R&D tax credit legislation was also extended during fiscal year 2007 with an effective date retroactive to January 1, 2006. Accordingly, the Company recorded tax benefits in the amount of $1.2 million related to the extension of the U.S R&D tax credit legislation. During fiscal year 2006, the Company favorably resolved tax audits and other previously accrued tax matters and accordingly released $1.8 million of previously accrued tax contingencies. As a result of fiscal year 2005 changes in business operations, the Company determined during fiscal year 2005 that it would realize the full benefit of its foreign tax credits. Accordingly, the Company released $2.9 million of previously accrued tax contingencies. The decrease in the Company’s effective income tax rate for fiscal year 2007 compared to the effective income tax rate for fiscal year 2006 was primarily due to the favorable tax legislation passed during fiscal year 2007 in Germany and the U.S. and expanded R&D tax credits.

According to APB 23, “Accounting for Income Taxes – Special Areas,” U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. At September 29, 2007, undistributed earnings permanently reinvested in international subsidiaries were approximately $109 million. The Company has not provided for U.S. income taxes, or related foreign tax credits, on these earnings.

In the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, the Company recognized tax benefits of $2.7 million, $1.7 million, and $6.2 million, respectively, related to the Company’s equity compensation plans. These benefits were directly allocated to Shareholders’ Investment on the Consolidated Balance Sheet. Additionally, the deferred tax asset or liability related to the Company’s unrealized gain or loss associated with derivative instruments was directly allocated to Accumulated Other Comprehensive Income within Shareholders’ Investment. Under SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the deferred tax asset associated with the defined benefit pension plan of one of the Company’s German subsidiaries was also directly allocated to Accumulated Other Comprehensive Income within Shareholders’ Investment.

7. Employee Benefit Plans:

The Company offers a retirement plan that has two components -- a 401(k) component with a Company match and a fiscal year Company contribution.

The 401(k) component of the retirement plan allows eligible employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.0 million, $1.9 million, and $2.0 million in fiscal years 2007, 2006, and 2005, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible employees. Employees who have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to one-third of the total Company fiscal year contributions. The vested interest increases each subsequent year by one-third of the total balance, until total vesting is reached after five years of participation. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $2.8 million, $2.6 million, and $3.0 million in fiscal years 2007, 2006, and 2005, respectively.

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

Effective September 29, 2007, the Company adopted the recognition and disclosure provisions of FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” – an Amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires employers to recognize the funded status of each defined benefit pension and other postretirement plan in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income, and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at September 29, 2007:

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158

	(expressed in thousands)
Other assets	$3,694	$(30)	$3,664
Total assets	353,011	(30)	352,981
Deferred income taxes	1,277	(431)	846
Pension benefit plan	11,378	1,399	12,777
Total liabilities	162,312	968	163,280
Accumulated other comprehensive income	21,411	(998)	20,413
Total shareholders’ investment	$190,699	$(998)	$189,701

The pretax amounts recognized in Accumulated Other Comprehensive Income as of September 29, 2007 consist of the following:

2007

(expressed in thousands)
Actuarial net loss	$1,547
Prior service cost	30

$1,577

The portion of the pretax amount in Accumulated Other Comprehensive Income that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is less than $0.1 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended September 29, 2007 and September 30, 2006:

	2007	2006

	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$11,987	$10,811
Service cost	513	474
Interest cost	562	466
Exchange rate change	1,428	581
Actuarial gain	(1,116)	(133)
Benefits paid	(257)	(212)

Projected benefit obligation, end of year	$13,117	$11,987

Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	257	212
Benefits paid	(257)	(212)

Fair value of plan assets, end of year	$—	$—

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at September 29, 2007 and September 30, 2006:

	2007	2006

	(expressed in thousands)
Funded status:
Funded status, end of year	$(13,117)	$(11,987)
Unrecognized actuarial net loss	—	2,553
Unrecognized prior service cost	—	40
Required adjustment to recognize minimum pension liability	—	(1,228)

Net accrued benefit liability recognized	(13,117)	(10,622)
Accumulated other comprehensive loss	1,577	1,228

Net amount recognized	$(11,540)	$(9,394)

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(340)	$(231)
Pension benefit plan	(12,777)	(10,391)

Total accrued benefit liability	(13,117)	(10,622)
Deferred income taxes	476	478
Accumulated other comprehensive income, net of tax	1,101	750

Net amount recognized	$(11,540)	$(9,394)

The weighted average assumptions used to determine the defined benefit retirement plan obligation at September 29, 2007 and September 30, 2006 were as follows:

	2007	2006

Discount rate	5.4%	4.5%
Expected rate of increase in future compensation levels	3.2%	3.2%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of September 29, 2007 and September 30, 2006 was $11.7 million and $10.6 million, respectively. The projected benefit obligation of the Company’s defined benefit retirement plan as of September 29, 2007 and September 30, 2006 was $13.1 million and $12.0 million, respectively.

Net periodic benefit cost for the Company’s defined retirement plan for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 included the following components:

	2007	2006	2005

	(expressed in thousands)
Service cost	$513	$474	$337
Interest cost	562	466	471
Net amortization and deferral	133	139	13

Net periodic benefit cost	$1,208	$1,079	$821

Prior to the adoption of SFAS No. 158, the Company was required, under SFAS No. 87, to recognize an additional minimum pension liability if the fair value of pension plan assets is less than the accumulated benefit obligation at the end of the plan year. For the fiscal year ended September 29, 2007, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Income of $0.7 million, or $1.2 million on a pre-tax basis. For the fiscal year ended September 30, 2006, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Income of $0.1 million, or $0.2 million on a pre-tax basis.

The Company expects to contribute approximately $0.3 million to its defined benefit retirement plan in fiscal year 2008. The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Future Benefit payments:

Fiscal Year	Pension Benefits

(expressed in thousands)
2008	$340
2009	442
2010	520
2011	576
2012	625
2013 through 2017	3,920

$6,423

8. Restructuring and Other Charges:

In fiscal year 2005, the Company decided to exit its noise and vibration business. The Company assessed the recoverability of the assets associated with this business using an undiscounted cash flow methodology. Based on this assessment, the Company reduced the assets to their fair market value and recorded costs of $0.3 million to write down property, plant and equipment and $0.2 million to write down inventory. In addition, the Company recorded $1.3 million for employee severance costs and $2.7 million related to software development expense that will not repeat in future years. Of the total business exits costs of $4.5 million recorded, $3.6 million, $0.7 million, and $0.2 million were included in Cost of Sales, Selling Expense, and General and Administrative Expense, respectively, on the Consolidated Statement of Income for fiscal year 2005. These expenses were reported within the results of operations of the Company’s Test segment. Substantially all of the severance costs were paid in fiscal year 2006, with the remaining balance being paid in fiscal year 2007.

The Company had no significant restructuring activities in fiscal years 2007 or 2006. For the fiscal years ending September 29, 2007, September 30, 2006, and October 1, 2005, the reserve for restructuring was as follows:

	Severance Charges	Contract Termination Charges	Total

	(expressed in thousands)
Balances at October 1, 2005	$1,267	$52	$1,319
Provision	30	—	30
Write-off/payments	(1,257)	(52)	(1,309)

Balances at September 30, 2006	40	—	40

Provision	—	—	—
Write-off/payments	(40)	—	(40)

Balances at September 29, 2007	$—	$—	$—

9. Commitments and Contingencies:

Litigation: The Company has been subject to investigations conducted by the U.S. Department of Commerce and the U.S. Attorney for the District of Minnesota since 2000 concerning the Company’s compliance with U.S. export control regulations. In fiscal year 2006, the Company entered into a civil settlement with the U.S. Department of Commerce, pursuant to which the Company paid a civil fine of less than $0.1 million, while denying any violation of law. The separate criminal inquiry by the U.S. Attorney’s office has been ongoing and, during fiscal year 2007, the Company and the U.S. Attorney’s office began discussing terms to terminate the criminal inquiry. No formal litigation has been commenced against the Company.

The Company and its Audit Committee have independently investigated the matter and believe no willful or material violation of applicable law has been committed. The Company believes that its maximum exposure to any fine related to these matters is an additional $1.0 million, plus the cost of its defense. The Company does not believe the final outcome of these proceedings will have a material adverse effect on its consolidated financial position or results of operations.

In addition to the above legal matter, the Company is also party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, final resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs associated with these matters as incurred.

Leases: Total lease expense associated with continuing operations was $5.7 million, $5.3 million, and $4.7 million for fiscal years 2007, 2006, and 2005, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2052. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments

(expressed in thousands)
2008	$5,324
2009	4,302
2010	2,803
2011	2,011
2012	1,245
Thereafter	2,969

$18,654

10. Related Party Transactions:

During the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.4 million, $1.2 million and $1.1 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to management of the Company. At September 29, 2007 and September 30, 2006, net outstanding payments due to Mark-Tronik by MTS Sensors were less than $0.1 million.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006,
AND OCTOBER 1, 2005

(expressed in thousands)

	Balance Beginning of Year	Provisions	Amounts Written-Off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2007	$1,350	$320	$(152)	$1,518

2006	1,210	352	(212)	1,350

2005	1,197	201	(188)	1,210

Restructuring Reserves:

2007	$40	$0	$(40)	$0

2006	1,319	30	(1,309)	40

2005	—	1,319	—	1,319