Form 10-Q
period 2007-12-29
MTS SYSTEMS CORP
filed 2008-02-04
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 29, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of February 1, 2008 was 17,681,549 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 29, 2007

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited - in thousands, except per share data)

	December 29, 2007	September 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$113,186	$104,345
Short-term investments	—	17,050
Accounts receivable, net of allowances for doubtful accounts of $1,607 and $1,518, respectively	90,361	75,828
Unbilled accounts receivable	36,548	41,026
Inventories	46,167	43,483
Prepaid expenses and other current assets	5,894	3,870
Current deferred tax assets	9,799	6,924
Total current assets	301,955	292,526

Property and equipment, net of accumulated depreciation of $89,295 and $86,879, respectively	51,062	50,900
Goodwill	4,606	4,571
Software development costs	844	—
Other assets	3,924	3,664
Non-current deferred tax assets	1,538	1,320
Total Assets	$363,929	$352,981

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$293	$265
Current maturities of long-term debt	6,683	6,683
Accounts payable	18,797	22,813
Accrued payroll and related costs	26,107	29,635
Advance payments from customers	59,959	51,927
Accrued warranty costs	6,232	6,265
Accrued income taxes	5,967	8,184
Current deferred income taxes	3,620	3,564
Other accrued liabilities	15,904	15,446
Total current liabilities	143,562	144,782

Deferred income taxes	936	846
Non-current accrued income taxes	5,023	—
Long-term debt, less current maturities	2,308	2,308
Pension benefit plan	13,469	12,777
Other long-term liabilities	3,239	2,567
Total Liabilities	168,537	163,280

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized: 17,624 and 17,704 shares issued and outstanding	4,406	4,426
Retained earnings	167,484	164,862
Accumulated other comprehensive income	23,502	20,413
Total Shareholders’ Investment	195,392	189,701
Total Liabilities and Shareholders’ Investment	$363,929	$352,981

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006
Revenue:
Product	$95,602	$85,156
Service	14,452	13,900
Total revenue	110,054	99,056
Cost of sales:
Product	58,207	49,851
Service	7,503	7,097
Total cost of sales	65,710	56,948
Gross profit	44,344	42,108

Operating expenses:
Selling and marketing	19,565	16,939
General and administrative	8,346	8,013
Research and development	4,110	4,534
Total operating expenses	32,021	29,486

Income from operations	12,323	12,622

Interest expense	(351)	(338)
Interest income	925	925
Other (expense) income, net	(51)	75

Income before income taxes	12,846	13,284
Provision for income taxes	4,490	3,167

Net income	$8,356	$10,117

Earnings per share:
Basic-
Earnings per share	$0.47	$0.55
Weighted average number of common shares outstanding - basic	17,693	18,240

Diluted-
Earnings per share	$0.47	$0.54
Weighted average number of common shares outstanding - diluted	17,948	18,601

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended
	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$8,356	$10,117
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	964	1,315
Excess tax benefits from stock-based compensation	(62)	(158)
Depreciation and amortization	2,264	1,931
Deferred income taxes	(3,039)	(179)
Bad debt provision	110	38

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(8,591)	(2,606)
Inventories	(2,297)	(525)
Prepaid expenses	(1,744)	(1,620)
Other assets	(892)	(3,323)
Accounts payable	(4,168)	(703)
Accrued payroll and related costs	(4,573)	(7,633)
Advance payments from customers	7,699	(2,047)
Accrued warranty costs	(99)	(228)
Other current liabilities	4,417	1,250
Operating activities of discontinued operations	—	538
Net cash used in operating activities	(1,655)	(3,833)

Cash flows from investing activities:
Additions to property and equipment	(2,485)	(1,886)
Proceeds from maturity of short-term investments	19,050	7,500
Purchases of short-term investments	(2,000)	(7,050)
Net cash provided by (used in) investing activities	14,565	(1,436)

Cash flows from financing activities:
Net (repayments) proceeds under short-term borrowings	(164)	12
Excess tax benefits from stock-based compensation	62	158
Cash dividends	(2,661)	(2,026)
Proceeds from exercise of stock options and employee stock purchase plan	705	595
Payments to purchase and retire common stock	(4,603)	(2,085)
Net cash used in financing activities	(6,661)	(3,346)
Check	—	—
Effect of exchange rate on changes in cash	2,592	2,540

Net increase (decrease) in cash and cash equivalents	8,841	(6,075)
Check	—	—
Cash and cash equivalents, at beginning of period	104,345	97,962
Cash and cash equivalents, at end of period	$113,186	$91,887
Check	—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$164	$274
Income taxes	$4,546	$824

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Form 10-K filed with the SEC. Interim results of operations for the three-month period ended December 29, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware, software, installation services, training and support. In certain arrangements software may be essential to the functionality of the system deliverable. For these arrangements the Company considers Emerging Issues Task Force (“EITF”) No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” to identify components of the arrangement which are considered software-related. For software and software-related components, the Company applies the requirements of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” when recognizing revenue. Contractual arrangements in which software is essential to system functionality typically include significant production, modification, and customization. For arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of SOP No. 81-1 (e.g. software maintenance and training) are accounted for as the service is provided based on fair value as determined by standalone sales.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 29, 2007 and September 29, 2007 were as follows:

	December 29, 2007	September 29, 2007
	(expressed in thousands)

Customer projects in various stages of completion	$15,091	$14,759
Components, assemblies and parts	31,076	28,724
Total	$46,167	$43,483

Software Development Costs. The Company capitalizes certain software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs include purchased materials and services, salary and benefits of the Company’s development and technical support staff, and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on the Company’s product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has established that the necessary skills, hardware, and software technology are available to allow for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period in which such a determination is made. The Company began capitalizing software development costs during the three-month period ended December 29, 2007. At December 29, 2007, capitalized software development costs were $0.8 million. No amortization expense was recognized during the three-month period ended December 29, 2007.

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended December 29, 2007 and December 30, 2006 were as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(expressed in thousands)

Beginning balance	$6,265	$5,894
Warranty provisions	1,592	1,467
Warranty claims	(1,698)	(1,702)
Currency translation	73	82
Ending balance	$6,232	$5,741

Stock-Based Compensation. The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006. These stock plans are administered under the supervision of the Company’s Board of Directors. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At December 29, 2007, a total of 2,156,189 shares were available for future grant under these plans. Stock-based compensation expense is determined in accordance with SFAS 123R based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended December 29, 2007 and December 30, 2006 was $1.0 million and $1.3 million, respectively.

For purposes of determining estimated fair value of stock-based payment awards, the Company utilizes a Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because the Company’s employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the stock-based compensation expense recorded in the current period.

Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 8 in the Condensed Notes to Consolidated Financial Statements for additional information on income taxes.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. No material impact on the Company’s financial statements is expected from the adoption of this standard.

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share includes the potentially dilutive effect of outstanding common shares issued in connection with stock-based compensation options and grants, using the treasury stock method. Stock options to acquire 0.4 million and 0.5 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the three-month periods ended December 29, 2007 and December 30, 2006, respectively, because under the treasury stock method, the exercise of these options would lead to a net reduction in common shares outstanding. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(in thousands, except per share data)

Net income	$8,356	$10,117

Weighted average common shares outstanding	17,693	18,240
Diluted potential common shares	255	361
Total diluted weighted shares outstanding	17,948	18,601

Earnings per share:
Basic	$0.47	$0.55
Diluted	$0.47	$0.54

4. Business Segment Information

The Company’s Chief Executive Officer and its management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments -- “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s 2007 Form 10-K. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended December 29, 2007 and December 30, 2006 was as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(expressed in thousands)
Revenue by Segment:
Test	$86,871	$81,317
Sensors	23,183	17,739
Total revenue	$110,054	$99,056

Income from Operations by Segment:
Test	$7,170	$9,419
Sensors	5,153	3,203
Total income from operations	$12,323	$12,622

5. Derivative Instruments and Hedging Activities

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

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Qualifying gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets until they are recognized in earnings at the time income or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of the contract are recognized in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in non-functional currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

At December 29, 2007 and December 30, 2006, the Company had outstanding currency exchange contracts with gross notional U.S. dollar equivalent amounts of $101.8 million and $138.4 million, respectively. Netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional amount of contracts outstanding in U.S. dollar equivalent amounts were $40.8 million and $33.0 million at December 29, 2007 and December 30, 2006, respectively. At December 29, 2007 and December 30, 2006, the market value of the foreign currency exchange contracts was a net liability of $0.7 million and a net asset of $0.4 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the periods ended December 29, 2007 and December 30, 2006. At December 29, 2007 and December 30, 2006, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was a loss of $0.6 million and a gain of $0.2 million, respectively. The maximum remaining maturity of any currency contract at December 29, 2007 and December 30, 2006 was 1.3 years and 0.8 years, respectively.

6. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive income for the periods ended December 29, 2007 and December 30, 2006 was as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(expressed in thousands)

Net income	$8,356	$10,117
Change in cumulative translation adjustment	3,344	2,527
Change in funded status of pension benefit plan	(154)	—
Decrease in unrealized loss on derivative instruments	(101)	(299)
Comprehensive income	$11,445	$12,345

7. Financing

On December 18, 2007, the Company entered into a five-year unsecured credit agreement (“Credit Facility”). The Credit Facility provides for up to $75 million for working capital financing, acquisitions, share purchases, or other general corporate purposes until December 18, 2012. At December 29, 2007, the Company had no borrowings outstanding under the Credit Agreement.

At the Company’s election, borrowings under the Credit Facility can be structured to bear interest at either an alternate base rate (“ABR”) or an adjusted LIBO Rate plus an applicable margin. The ABR is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. At December 29, 2007, the prime rate of 7.25% was the applicable ABR. The adjusted LIBO Rate is generally determined based on the multiple of the applicable LIBO Rate and a statutory reserve factor, considering the projected period of use of the loan proceeds. The applicable margin applied to adjusted LIBO Rate borrowings varies according to the Company’s leverage-based pricing grid. At December 29, 2007, the spread of the adjusted LIBO Rate plus the applicable margin ranged from 5.15% to 5.30%.

Under the Credit Facility, the Company is subject to certain financial covenants, including a maximum leverage ratio and a minimum interest rate ratio. At December 29, 2007, the Company was in compliance with the financial terms and conditions of the Credit Facility.

8. Income Taxes

Effective September 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a threshold for recognizing and measuring attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent de-recognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements.

The adoption of FIN 48 had no material impact on the Company’s liability for unrecognized tax benefits. At September 30, 2007, the Company’s liability for unrecognized tax benefits was $5.3 million, of which $2.2 million would favorably affect the Company’s effective tax rate if recognized.

Upon adoption of FIN 48, the Company elected to classify interest and penalties related to uncertain tax positions in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income. Previously, the Company recognized interest and penalties in Provision for Income Taxes on the Consolidated Statements of Income. At September 30, 2007, the Company had accrued approximately $0.4 million of interest related to uncertain income tax positions. No accrual for penalties related to uncertain tax positions existed at September 30, 2007.

The Company is no longer subject to U.S. federal income tax examination for fiscal years prior to 2004 and for fiscal year 2005. With few exceptions, the Company is no longer subject to state and local examinations by tax authorities for fiscal years prior to 2004. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2006. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2002, and are currently under income tax audit for fiscal years 2003 through 2005. The Company’s French tax returns are currently under income tax audit for fiscal years 2004 through 2006. Resolution of uncertain tax positions may result from the outcome of current and future audits, or the expiration of statutes of limitations. As of December 29, 2007, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

9. Retirement Benefit Plan

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

The cost for the plan for the periods ended December 29, 2007 and December 30, 2006 included the following components:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(expressed in thousands)

Service cost-benefit earned during the period	$133	$124
Interest cost on projected benefit obligation	179	137
Net amortization and deferral	8	32
Net periodic retirement cost	$320	$293

10. Contingencies

The Company has been subject to investigations conducted by the U.S. Department of Commerce (“DOC”) and the U.S. Department of Justice for the District of Minnesota (“DOJ”) since 2000 concerning specific instances of alleged noncompliance with U.S. export control regulations. In fiscal year 2006, the Company settled a portion of the DOC investigation, pursuant to which the Company paid a civil fine of less than $0.1 million, while neither admitting to nor denying the allegations. The separate criminal inquiry by the DOJ has been ongoing and, during fiscal year 2007, the Company and the DOJ began discussing terms to resolve the criminal inquiry.

During the first quarter of fiscal 2008, the Company and the DOJ agreed upon the terms of a plea agreement which is subject to reaching a satisfactory resolution of the remaining portion of the DOC investigation and approval by the U.S. District Court in Minnesota. In the plea agreement, the Company has agreed that the DOJ could have proven that the Company filed applications with the DOC in 2003 that failed to properly disclose that Company employees had collective knowledge of a possible use of the equipment to test the safety of structural components in India’s nuclear power plants. This constitutes an end use that is prohibited by the United States Government due to the unregulated nature of the nuclear power plants. These omissions made the applications false.

The currently proposed plea agreement includes pleas to two misdemeanor offenses, payment of a $0.4 million fine, sponsorship of a public export compliance symposium, a letter to shareowners explaining the terms of the plea agreement, and actions that ensure the Company has effective export management and compliance controls. While no assurance can be given that this matter can be resolved as currently proposed with the DOJ and on mutually satisfactory terms with the DOC, the Company expects its maximum exposure to any fines related to the DOJ and DOC investigations will be up to an aggregate $1.0 million, plus the cost of its defense. The Company believes the final outcome of these proceedings will not have a material adverse effect on its consolidated financial position or results of operations.

The Company has already taken steps to ensure the effectiveness of the export management processes and compliance controls. Over the past six years, the Company has thoroughly reviewed all aspects of its export management system. To date, the Company has made significant progress in implementing a model export management system that meets all of the guidance provided by the DOC and U.S. Department of State. The Company has improved its screening processes, significantly expanded its resources dedicated to export management, and enhanced its ongoing training programs. The Company and its Audit Committee have independently investigated this matter and have concluded no willful violation of applicable law has been committed by any single Company officer or employee.

In addition to the above legal matter, the Company is also subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. Such important factors include:

•	We may experience difficulty obtaining materials or components for its products
•	We may experience difficulties obtaining the services of skilled employees
•	We may not achieve our growth plans for the expansion of the business
•	We are significantly international in scope, which poses multiple unique risks
•	Our business could be adversely affected by product liability and commercial litigation
•	Government regulation could impose significant costs and other constraints on our business
•	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others.
•	The sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
•	Our customers are in cyclical industries
•	Our business is subject to intense competition
•	Interest rate fluctuations could adversely affect our results of operations

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2008.

About MTS Systems Corporation

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,618 employees and revenue of $421 million for the fiscal year ended September 29, 2007.

Summary of Results

Three Months Ended December 29, 2007 (“First Quarter of Fiscal 2008”) Compared to Three Months Ended December 30, 2006 (“First Quarter of Fiscal 2007”)

Orders for the First Quarter of Fiscal 2008 increased 12.8% to $125.8 million, compared to $111.5 million for the First Quarter of Fiscal 2007, primarily driven by Test segment orders in the Americas and Sensors segment growth across all geographies, as well as an estimated $4.0 million favorable impact of currency translation.

Revenue of $110.1 million for the First Quarter of Fiscal 2008 increased 11.1%, compared to revenue of $99.1 million for the First Quarter of Fiscal 2007, primarily due to higher standard product and service business in the Test segment, continued growth in the Sensors segment, and an estimated $4.3 million favorable impact of currency translation. Gross profit for the First Quarter of Fiscal 2008 was $44.3 million, an increase of 5.2% compared to gross profit of $42.1 million for the First Quarter of Fiscal 2007. This increase was primarily due to increased volume in the Sensors segment and an estimated $1.2 million favorable impact of currency translation, partially offset by unfavorable product mix and additional custom project cost in the Test segment. The gross margin rate for the First Quarter of Fiscal 2008 was 40.2%, a decrease of 2.3 percentage points compared 42.5% for the First Quarter of Fiscal 2007, as unfavorable product mix and additional custom project costs more than offset the increase in volume. Income from operations for the First Quarter of Fiscal 2008 was $12.3 million, a decrease of 2.4% compared to $12.6 million for the First Quarter of Fiscal 2007, as planned increases in sales and marketing more than offset the increase in gross profit for the quarter. Net income for the First Quarter of Fiscal 2008 was $8.4 million, or $0.47 per diluted share, a decrease of 16.8% compared to $10.1 million, or $0.54 per diluted share, for the First Quarter of Fiscal 2007. This decrease was primarily driven by higher income tax expense of $1.3 million, partially offset by an estimated $0.2 million favorable impact of currency translation. The enactment of favorable tax legislation provided tax benefits of $1.7 million, or $0.09 per diluted share, for the First Quarter of Fiscal 2007. Additionally, a lower share count positively impacted earnings per share by $0.02 for the First Quarter of Fiscal 2008.

Detailed Financial Results

Orders and Backlog

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

Orders for the First Quarter of Fiscal 2008 aggregated $125.8 million, an increase of 12.8% compared to orders of $111.5 million for the First Quarter of Fiscal 2007, due to increased order volume in the Test segment in the Americas and growth in the Sensors segment across all geographies, as well as an estimated $4.0 million favorable impact of currency translation.

Orders for the Test segment in the First Quarter of Fiscal 2008 increased 10.5% to $103.5 million, compared to orders of $93.7 million for the First Quarter of Fiscal 2007. This increase was primarily due to increased volume in the Americas and an estimated $2.6 million favorable impact of currency translation, partially offset by decreased volume in Asia. The Test segment accounted for 82.3% of total Company orders for the First Quarter of Fiscal 2008, compared to 84.0% for the First Quarter of Fiscal 2007.

Orders for the Sensors segment in the First Quarter of Fiscal 2008 increased 25.3% to $22.3 million, compared to orders of $17.8 million for the First Quarter of Fiscal 2007, reflecting business growth in all geographies, and an estimated $1.4 million favorable impact of currency translation. The Sensors segment accounted for 17.7% of total Company orders for the First Quarter of Fiscal 2008, compared to 16.0% for the First Quarter of Fiscal 2007.

Backlog of undelivered orders at the end of the First Quarter of Fiscal 2008 was $228.7 million, an increase of 11.0% from backlog of $206.1 million at September 29, 2007, primarily due to higher order volume and an estimated $6.9 million favorable impact of currency translation. Backlog at the end of the First Quarter of Fiscal 2007 was $208.2 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences an order cancellation larger than $1.0 million.

Results of Operations

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

Revenue for the First Quarter of Fiscal 2008 was $110.1 million, an increase of $11.0 million, or 11.1%, compared to revenue of $99.1 million for the First Quarter of Fiscal 2007. Revenue from international customers for the First Quarter of Fiscal 2008 represented 66.4% of total revenue, compared to 61.9% for the First Quarter of Fiscal 2007. Test segment revenue for the First Quarter of Fiscal 2008 was $86.9 million, an increase of $5.6 million, or 6.9%, compared to revenue of $81.3 million for the First Quarter of Fiscal 2007, reflecting an increase in standard and service business and an estimated $3.0 million favorable impact of currency translation. Sensors segment revenue for the First Quarter of Fiscal 2008 was $23.2 million, an increase of $5.4 million, or 30.3%, compared to revenue of $17.8 million for the First Quarter of Fiscal 2007, driven by increased volume in all geographies and an estimated $1.3 million favorable impact of currency translation.

Gross profit for the First Quarter of Fiscal 2008 increased $2.2 million, or 5.2%, to $44.3 million, compared to gross profit of $42.1 million for the First Quarter of Fiscal 2007. Gross profit as a percent of revenue was 40.2% for the First Quarter of Fiscal 2008, a decrease of 2.3 percentage points from 42.5% for the First Quarter of Fiscal 2007. Test segment gross profit for the First Quarter of Fiscal 2008 was $31.2 million, a decrease of $1.1 million, or 3.4%, compared to gross profit of $32.3 million for the First Quarter of Fiscal 2007. Gross profit as a percent of revenue for the Test segment decreased 3.8 percentage points, to 35.9%, for the First Quarter of Fiscal 2008, compared to 39.7% for the First Quarter of Fiscal 2007. This decrease was primarily due to unfavorable product mix and additional custom project costs, partially offset by increased volume and an estimated $0.5 million favorable impact of currency translation. Sensors segment gross profit for the First Quarter of Fiscal 2008 was $13.1 million, an increase of $3.3 million, or 33.7%, compared to gross profit of $9.8 million for the First Quarter of Fiscal 2007. Gross profit as a percent of revenue for the Sensors segment increased 1.4 percentage points, to 56.5%, for the First Quarter of Fiscal 2008, compared to 55.1% for the First Quarter of Fiscal 2007, primarily reflecting the benefit of improved factory utilization on increased volume, and an estimated $0.7 million favorable impact of currency translation.

Selling and marketing expense for the First Quarter of Fiscal 2008 was $19.6 million, an increase of $2.7 million, or 16.0%, compared to $16.9 million for the First Quarter of Fiscal 2007, primarily due to $1.3 million increased staffing, benefit, and commission expense, in the Test segment, $0.6 million increased staffing and commission expense in the Sensors segment, and an estimated $0.8 million unfavorable impact of currency translation. Selling expense as a percent of revenue for the First Quarter of Fiscal 2008 was 17.8%, compared to 17.1% for the First Quarter of Fiscal 2007.

General and administrative expense totaled $8.3 million for the First Quarter of Fiscal 2008, an increase of $0.3 million, or 3.8%, compared to $8.0 million for the First Quarter of Fiscal 2007. This increase was primarily due to $0.3 million increased legal expenses and an estimated $0.2 unfavorable impact of currency translation, partially offset by a $0.3 million decrease in audit fees. General and administrative expense as a percent of revenue decreased to 7.5% for the First Quarter of Fiscal 2008, compared to 8.1% for the First Quarter of Fiscal 2007.

Research and development expense totaled $4.1 million for the First Quarter of Fiscal 2008, a decrease of $0.4 million, or 8.9%, compared to $4.5 million for the First Quarter of Fiscal 2007. Although total expenditures for new product development increased $0.4 million to $4.9 million in the First Quarter of Fiscal 2008, $0.8 million of those expenditures were associated with software development costs that were capitalized. Research and development expense as a percent of revenue decreased to 3.7% for the First Quarter of Fiscal 2008, compared to 4.5% for the First Quarter of Fiscal 2007. There was no significant impact on research and development expense from currency translation.

Income from operations for the First Quarter of Fiscal 2008 decreased $0.3 million, or 2.4%, to $12.3 million, compared to income from operations of $12.6 million for the First Quarter of Fiscal 2007. Income from operations in the Test segment decreased $2.2 million, or 23.4%, to $7.2 million for the First Quarter of Fiscal 2008, compared to $9.4 million for the First Quarter of Fiscal 2007. This decrease was primarily attributable to lower gross profit and planned increases in selling and marketing expenses, and an estimated $0.2 million unfavorable impact of currency translation. Income from operations in the Sensors segment for the First Quarter of Fiscal 2008 increased $1.9 million, or 59.4%, to $5.1 million, compared to $3.2 million for the First Quarter of Fiscal 2007, primarily due to increased gross profit and an estimated $0.4 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.4 million for the First Quarter of Fiscal 2008, flat compared to interest expense of $0.3 million for the First Quarter of Fiscal 2007. There was no significant impact on interest expense from currency translation.

Interest income was $0.9 million for the First Quarter of Fiscal 2008, flat compared to the First Quarter of Fiscal 2007. There was no significant impact on interest income from currency translation.

Other (expense) income, net was $0.1 million of expense for the First Quarter of Fiscal 2008, compared to income of $0.1 million for the First Quarter of Fiscal 2007.

Provision for income taxes totaled $4.5 million for the First Quarter of Fiscal 2008, an increase of $1.3 million, or 40.6%, compared to $3.2 million for the First Quarter of Fiscal 2007, primarily due to a higher effective tax rate. The effective tax rate for the First Quarter of Fiscal 2008 was 35.0%, an increase of 11.2 percentage points compared to a tax rate of 23.8% for the First Quarter of Fiscal 2007, primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2007 that retroactively extended the United States research and development tax credits as well as legislation that entitles the Company to a corporate income tax refund in Germany.

Net income was $8.4 million for the First Quarter of Fiscal 2008, a decrease of 16.8% compared to $10.1 million for the First Quarter of Fiscal 2007. The decrease was primarily due to increased income tax expense, partially offset by an estimated $0.2 million favorable impact of currency translation.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.02 for the First Quarter of Fiscal 2008.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $113.2 million at the end of the First Quarter of Fiscal 2008. Of this amount, $23.1 million was located in North America, $73.3 million in Europe, and $16.8 million in Asia. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2008, the Company held no short-term investments.

Total cash and cash equivalents increased $8.8 million in the First Quarter of Fiscal 2008, primarily due to earnings and net proceeds generated from the conversion of short-term investments to cash and cash equivalents, partially offset by increased working capital requirements, employee incentives and related benefits payments, and purchases of the Company’s common stock. Total cash and cash equivalents decreased $6.1 million in the First Quarter of Fiscal 2007, primarily due to employee incentives and related benefits payments, and increased working capital requirements, partially offset by earnings. The Company believes that its anticipated operating cash flows, funds available from cash, cash equivalents, and its credit facility, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities required the use of cash totaling $1.7 million for the First Quarter of Fiscal 2008, compared to use of cash totaling $3.8 million for the First Quarter of Fiscal 2007. The cash usage for the First Quarter of Fiscal 2008 is primarily due to $8.6 million increased accounts and unbilled receivables resulting from revenue growth, $4.6 million net employee incentives and related benefits payments, primarily consisting of bonuses relating to the 2007 fiscal year, and $4.2 million decreased accounts payable resulting from the general timing of purchases and payments. The cash usage was partially offset by earnings and a $7.7 million increase in advance payments received from customers driven by increase orders. The cash usage for the First Quarter of Fiscal 2007 primarily resulted from net employee incentives and related benefits payments of $7.6 million, a $2.6 million increase in accounts and unbilled receivables, and a $2.0 million decrease in advance payments received from customers, partially offset by earnings.

Cash flows from investing activities provided cash totaling $14.6 million for the First Quarter of Fiscal 2008, compared to the use of cash totaling $1.4 million for the First Quarter of Fiscal 2007. The cash provided for the First Quarter of Fiscal 2008 was due to net proceeds from the conversion of short-term investments to cash and cash equivalents of $17.1 million, partially offset by a $2.5 million investment in property and equipment. The cash usage for the First Quarter of Fiscal 2007 was primarily due to a $1.9 million investment in property and equipment.

Cash flows from financing activities required the use of cash totaling $6.7 million for the First Quarter of Fiscal 2008, compared to a use of cash totaling $3.3 million for the First Quarter of Fiscal 2007. The cash usage for the First Quarter of Fiscal 2008 was primarily due to the use of $4.6 million to purchase 108,000 shares of the Company’s common stock, and payment of cash dividends of $2.7 million, partially offset by $0.7 million received in connection with employee stock option exercises. The cash usage for the First Quarter of Fiscal 2007 was due to the use of $2.1 million to purchase 54,000 shares of the Company’s common stock and payment of cash dividends of $2.0 million, partially offset by $0.6 million received in connection with employee stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2008, the Company was in compliance with the financial terms and conditions of those agreements.

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

Software Development Costs. The Company incurs costs associated with the development of software to be sold, leased, or otherwise marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized software costs, the Company compares expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred. If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in the recognition of an impairment charge in the period in which such a determination is made.

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

Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. No material impact on the Company’s financial statements is expected from the adoption of this standard.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at December 29, 2007 included $113.2 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the three months ending December 29, 2007.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $4.6 million in revenue for the three months ended December 29, 2007.

At December 29, 2007 the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on the Company’s interest expense or cash flows.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of December 29, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been subject to investigations conducted by the U.S. Department of Commerce (“DOC”) and the U.S. Department of Justice for the District of Minnesota (“DOJ”) since 2000 concerning specific instances of alleged noncompliance with U.S. export control regulations. In fiscal year 2006, the Company settled a portion of the DOC investigation, pursuant to which the Company paid a civil fine of less than $0.1 million, while neither admitting to nor denying the allegations. The separate criminal inquiry by the DOJ has been ongoing and, during fiscal year 2007, the Company and the DOJ began discussing terms to resolve the criminal inquiry.

During the first quarter of fiscal 2008, the Company and the DOJ agreed upon the terms of a plea agreement which is subject to reaching a satisfactory resolution of the remaining portion of the DOC investigation and approval by the U.S. District Court in Minnesota. In the plea agreement, the Company has agreed that the DOJ could have proven that the Company filed applications with the DOC in 2003 that failed to properly disclose that Company employees had collective knowledge of a possible use of the equipment to test the safety of structural components in India’s nuclear power plants. This constitutes an end use that is prohibited by the United States Government due to the unregulated nature of the nuclear power plants. These omissions made the applications false.

The currently proposed plea agreement includes pleas to two misdemeanor offenses, payment of a $0.4 million fine, sponsorship of a public export compliance symposium, a letter to shareowners explaining the terms of the plea agreement, and actions that ensure the Company has effective export management and compliance controls. While no assurance can be given that this matter can be resolved as currently proposed with the DOJ and on mutually satisfactory terms with the DOC, the Company expects its maximum exposure to any fines related to the DOJ and DOC investigations will be up to an aggregate $1.0 million, plus the cost of its defense. The Company believes the final outcome of these proceedings will not have a material adverse effect on its consolidated financial position or results of operations.

The Company has already taken steps to ensure the effectiveness of the export management processes and compliance controls. Over the past six years, the Company has thoroughly reviewed all aspects of its export management system. To date, the Company has made significant progress in implementing a model export management system that meets all of the guidance provided by the DOC and U.S. Department of State. The Company has improved its screening processes, significantly expanded its resources dedicated to export management, and enhanced its ongoing training programs. The Company and its Audit Committee have independently investigated this matter and have concluded no willful violation of applicable law has been committed by any single Company officer or employee.

In addition to the above legal matter, the Company is also subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors

The were no material changes in risk factors for the Company in the period covered by this report. See the discussion of the Company’s risk factors in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 30, 2007 -
November 3, 2007	36,000	$44.08	36,000	3,485,032
November 4, 2007 -
December 1, 2007	36,000	$41.93	36,000	3,449,032
December 2, 2007 -
December 29, 2007	36,000	$41.88	36,000	3,413,032
Total	108,000	$42.63	108,000

The Company purchases its common stock to mitigate dilution related to new shares created by stock-based compensation plans, such as stock options, restricted stock, and the employee stock purchase plan, as well as to return excess capital to shareholders.

During the First Quarter of Fiscal 2008, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005. The Company’s Board of Directors also approved, and on August 20, 2007 announced, a new 3.0 million share purchase authorization. Authority over pricing and timing under the program has been delegated to management. The share purchase authorizations have no expiration date.

Item 6. Exhibits

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of the Registrant’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.b of the Registrant’s Form 10-K for the fiscal year ended September 29, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated: February 4, 2008	/s/ LAURA B. HAMILTON
Laura B. Hamilton Chief Executive Officer

Dated: February 4, 2008	/s/ SUSAN E. KNIGHT
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Registrant’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.b of the Registrant’s Form 10-K for the fiscal year ended September 29, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).