Form 10-Q
period 2008-03-29
MTS SYSTEMS CORP
filed 2008-05-05
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 29, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes	☒ No

The number of shares outstanding of the Registrant’s common stock as of May 2, 2008 was 17,538,066 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited - in thousands, except per share data)

	March 29, 2008	September 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$129,390	$104,345
Short-term investments	—	17,050
Accounts receivable, net of allowances for doubtful accounts of $1,617 and $1,518, respectively	94,497	75,828
Unbilled accounts receivable	38,386	41,026
Inventories	48,570	43,483
Prepaid expenses and other current assets	5,669	3,870
Current deferred tax assets	10,099	6,924
Total current assets	326,611	292,526

Property and equipment, net of accumulated depreciation of $92,943 and $86,879, respectively	52,258	50,900
Goodwill	4,677	4,571
Software development costs	1,793	—
Other assets	4,111	3,664
Non-current deferred tax assets	1,660	1,320
Total Assets	$391,110	$352,981

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$335	$265
Current maturities of long-term debt	6,683	6,683
Accounts payable	21,839	22,813
Accrued payroll and related costs	30,103	29,635
Advance payments from customers	63,056	51,927
Accrued warranty costs	6,366	6,265
Accrued income taxes	1,583	8,184
Current deferred income taxes	3,875	3,564
Other accrued liabilities	18,544	15,446
Total current liabilities	152,384	144,782

Deferred income taxes	1,004	846
Non-current accrued income taxes	5,101	—
Long-term debt, less current maturities	1,154	2,308
Pension benefit plan	14,680	12,777
Other long-term liabilities	3,575	2,567
Total Liabilities	177,898	163,280

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized: 17,536 and 17,704 shares issued and outstanding	4,384	4,426
Retained earnings	176,060	164,862
Accumulated other comprehensive income	32,768	20,413
Total Shareholders’ Investment	213,212	189,701
Total Liabilities and Shareholders’ Investment	$391,110	$352,981

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenue:
Product	$97,186	$87,365	$192,788	$172,521
Service	17,360	14,465	31,812	28,365
Total revenue	114,546	101,830	224,600	200,886
Cost of sales:
Product	57,635	48,755	115,842	98,606
Service	9,832	7,206	17,335	14,303
Total cost of sales	67,467	55,961	133,177	112,909
Gross profit	47,079	45,869	91,423	87,977

Operating expenses:
Selling and marketing	20,158	17,293	39,723	34,232
General and administrative	8,692	7,810	17,038	15,823
Research and development	4,240	4,847	8,350	9,381
Total operating expenses	33,090	29,950	65,111	59,436

Gain on sale of assets	—	763	—	763

Income from operations	13,989	16,682	26,312	29,304

Interest expense	(317)	(331)	(668)	(669)
Interest income	960	958	1,885	1,883
Other income (expense), net	901	(885)	850	(810)

Income before income taxes	15,533	16,424	28,379	29,708
Provision for income taxes	1,994	6,093	6,484	9,260
Net income	$13,539	$10,331	$21,895	$20,448

Earnings per share:
Basic-
Earnings per share	$0.77	$0.57	$1.24	$1.12
Weighted average number of common shares outstanding – basic	17,608	18,159	17,648	18,200

Diluted-
Earnings per share	$0.76	$0.56	$1.22	$1.10
Weighted average number of common shares outstanding – diluted	17,777	18,536	17,878	18,568

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$21,895	$20,448
Adjustments to reconcile net income to net cash provided byoperating activities:
Stock-based compensation	2,161	2,624
Excess tax benefits from stock-based compensation	(51)	(539)
Depreciation and amortization	4,604	3,949
Gain on sale of assets	—	(763)
Deferred income taxes	(3,299)	(192)
Bad debt provision	60	70

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(8,088)	428
Inventories	(3,108)	(2,597)
Prepaid expenses	(1,491)	(1,525)
Other assets	(3,762)	(2,188)
Accounts payable	(1,719)	1,634
Accrued payroll and related costs	818	(3,548)
Advance payments from customers	8,841	6,561
Accrued warranty costs	(115)	(412)
Other current liabilities	1,596	2,975
Operating activities of discontinued operations	—	546
Net cash provided by operating activities	18,342	27,471

Cash flows from investing activities:
Purchases of property and equipment	(4,954)	(5,840)
Proceeds from maturity of short-term investments	19,050	29,385
Purchases of short-term investments	(2,000)	(23,300)
Net proceeds from sale of assets	—	1,000
Net cash provided by investing activities	12,096	1,245

Cash flows from financing activities:
Net (repayments) proceeds under short-term borrowings	(152)	15
Payments of long-term debt	(1,154)	(1,154)
Excess tax benefits from stock-based compensation	51	539
Cash dividends	(5,308)	(6,062)
Proceeds from exercise of stock options and employee stock purchase plan	1,613	2,358
Payments to purchase and retire common stock	(9,088)	(25,869)
Net cash used in financing activities	(14,038)	(30,173)

Effect of exchange rate on changes in cash	8,645	3,400

Net increase in cash and cash equivalents	25,045	1,943
Check	—	—
Cash and cash equivalents, at beginning of period	104,345	97,962
Cash and cash equivalents, at end of period	$129,390	$99,905

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$317	$546
Income taxes	$11,284	$4,963

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007 filed with the SEC. Interim results of operations for the three- and six-month periods ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 29, 2008 and September 29, 2007 were as follows:

	March 29, 2008	September 29, 2007
	(expressed in thousands)
Customer projects in various stages of completion	$16,205	$14,759
Components, assemblies and parts	32,365	28,724
Total	$48,570	$43,483

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period in which such a determination is made. The Company began capitalizing software development costs during the three-month period ended December 29, 2007. At March 29, 2008, capitalized software development costs were $1.8 million. No amortization expense was recognized during the three- and six-month periods ended March 29, 2008.

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(expressed in thousands)
Beginning balance	$6,232	$5,741	$6,265	$5,894
Warranty provisions	1,815	1,340	3,407	2,807
Warranty claims	(1,894)	(1,535)	(3,592)	(3,237)
Currency translation	213	36	286	118
Ending balance	$6,366	$5,582	$6,366	$5,582

Stock-Based Compensation. The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006. These stock plans are administered under the supervision of the Company’s Board of Directors. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At March 29, 2008, a total of 2,117,818 shares were available for future grant under the 2002 and 2006 plans. Stock-based compensation expense is determined in accordance with SFAS No. 123R based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended March 29, 2008 and March 31, 2007 was $1.2 million and $1.3 million, respectively. Stock-based compensation expense for the six-month periods ended March 29, 2008 and March 31, 2007 was $2.2 million and $2.6 million, respectively.

For purposes of determining estimated fair value of stock-based payment awards, the Company utilizes a Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because the Company’s employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the stock-based compensation expense recorded in the current period.

Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on income taxes.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is evaluating the effect the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of outstanding common shares issued in connection with stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.1 million and 0.5 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended March 29, 2008 and March 31, 2007, respectively. Stock options to acquire 0.8 million and 0.5 million weighted common shares have been excluded from diluted weighted shares outstanding for the six-month periods ended March 29, 2008 and March 31, 2007, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(in thousands, except per share data)
Net income	$13,539	$10,331	$21,895	$20,448

Weighted average common shares outstanding	17,608	18,159	17,648	18,200
Dilutive potential common shares	169	377	230	368
Total dilutive weighted average shares outstanding	17,777	18,536	17,878	18,568

Earnings per share:
Basic	$0.77	$0.57	$1.24	$1.12
Diluted	$0.76	$0.56	$1.22	$1.10

4. Business Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes into two reportable segments: “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(expressed in thousands)
Revenue by Segment:
Test	$90,164	$82,943	$177,035	$164,260
Sensors	24,382	18,887	47,565	36,626
Total revenue	$114,546	$101,830	$224,600	$200,886

Income from Operations by Segment:
Test	$8,522	$12,787	$15,692	$22,206
Sensors	5,467	3,895	10,620	7,098
Total income from operations	$13,989	$16,682	$26,312	$29,304

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

Currency exchange contracts utilized to maintain the U.S. dollar value of expected financial transactions denominated in foreign currencies are designated as foreign currency cash flow hedges. Qualifying gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets until they are recognized in earnings at the time income or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the U.S. dollar value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of the contract are recognized in Revenue on the Consolidated Statement of Income for the current period.

The Company also uses currency contracts to hedge the functional currency value of monetary assets and liabilities denominated in non-functional currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

At March 29, 2008 and March 31, 2007, the Company had outstanding forward and optional currency exchange contracts with gross notional U.S. dollar equivalent amounts of $113.8 million and $115.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, the net notional U.S. dollar equivalent amount of contracts outstanding was $47.7 million and $42.6 million at March 29, 2008 and March 31, 2007, respectively. At March 29, 2008 and March 31, 2007, the market value of the forward and optional currency exchange contracts was a net liability of $2.0 million and $0.1 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the three- and six-month periods ended March 29, 2008 and March 31, 2007. At March 29, 2008 and March 31, 2007, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next twelve months was a loss of $1.4 million and $0.1 million, respectively. The maximum remaining maturity of any forward or optional contract at March 29, 2008 and March 31, 2007 was 1.1 years.

On March 12, 2008 the Company entered into a five-year cross currency swap agreement to hedge the functional U.S. dollar value of an inter-company loan to a Japanese affiliate denominated in Japanese yen. The total notional U.S. dollar equivalent amount of the cross currency swap is $4.9 million. Under this agreement, every six months, the Company pays interest at a Japan LIBOR plus an applicable margin in exchange for interest received at a U.S. LIBOR plus an applicable margin. The market value of the cross-currency swap at March 29, 2008, excluding accrued interest, was a liability of $0.1 million. The gain or loss related to the change in market value of the cross currency swap is included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

6. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, minimum pension liability adjustment, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive income for the periods ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(expressed in thousands)
Net income	$13,539	$10,331	$21,895	$20,448
Change in cumulative translation adjustment	9,645	1,239	12,829	3,766
Recognition of prior service costs and actuarial losses on pension benefit plan	6	—	12	—
Decrease in unrealized loss on derivative instruments	(385)	(226)	(486)	(525)
	$22,805	$11,344	$34,250	$23,689

7. Income Taxes

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

At September 30, 2007, the Company’s liability for unrecognized tax benefits was $5.3 million, of which $2.2 million would favorably affect the Company’s effective tax rate if recognized. As of March 29, 2008, the Company’s liability for unrecognized tax benefits was $5.5 million, of which $2.5 million would favorably affect the Company’s effective tax rate if recognized.

Upon adoption of FIN 48, the Company elected to classify interest and penalties related to uncertain tax positions in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income. Previously, the Company recognized interest and penalties in Provision for Income Taxes on the Consolidated Statements of Income. At September 30, 2007, the Company had accrued approximately $0.4 million of interest related to uncertain income tax positions. No accrual for penalties related to uncertain tax positions existed at September 30, 2007. As of March 29, 2008, the Company has accrued a total of $0.6 million of interest related to uncertain tax positions and has no accrual for penalties.

The Company is no longer subject to U.S. federal income tax examination for fiscal years prior to 2004 and for fiscal year 2005. With few exceptions, the Company is no longer subject to state and local examinations by tax authorities for fiscal years prior to 2004. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2006. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2002, and are currently under income tax audit for fiscal years 2003 through 2005. The Company’s French tax returns are currently under income tax audit for fiscal years 2004 through 2006. Resolution of uncertain tax positions may result from the outcome of current and future audits, or the expiration of statutes of limitations. As of March 29, 2008, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

During the quarter ended March 29, 2008, the Company repatriated $20.2 million of historical earnings from its Japanese affiliates. This repatriation resulted in a $3.7 million tax benefit during the quarter.

8. Retirement Benefit Plan

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

The cost for the plan for the periods ended March 29, 2008 and March 31, 2007 included the following components:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(expressed in thousands)
Service cost-benefit earned during the period	$139	$127	$272	$251
Interest cost on projected benefit obligation	186	138	365	275
Net amortization and deferral	9	33	17	65
Net periodic retirement cost	$334	$298	$654	$591

9. Subsequent Event

On April 29, 2008 the Company signed an agreement to acquire substantially all of the assets of SANS Group (“SANS”). SANS, headquartered in Shenzhen, China, manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. Annual revenue is approximately $25.0 million. The Company anticipates funding this acquisition through its cash and cash equivalents or use of its credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. Such important factors include:

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

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2008.

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

Summary of Results

Three Months Ended March 29, 2008 (“Second Quarter of Fiscal 2008”) Compared to Three Months Ended March 31, 2007 (“Second Quarter of Fiscal 2007”)

Orders for the Second Quarter of Fiscal 2008 increased 35.5%, to $131.4 million, compared to $97.0 million for the Second Quarter of Fiscal 2007. This increase was primarily driven by growth in both the Test and Sensors segments across all geographies, as well as an estimated $7.2 million favorable impact of currency translation.

Revenue of $114.5 million for the Second Quarter of Fiscal 2008 increased 12.5%, compared to revenue of $101.8 million for the Second Quarter of Fiscal 2007. This increase was primarily due to a higher volume of standard product and service business in the Test segment, continued growth in the Sensors segment, and an estimated $7.1 million favorable impact of currency translation.

Gross profit for the Second Quarter of Fiscal 2008 was $47.1 million, an increase of 2.6% compared to gross profit of $45.9 million for the Second Quarter of Fiscal 2007. This increase was primarily due to an estimated $2.3 million favorable impact of currency translation and increased volume in the Sensors segment, partially offset by unfavorable product mix and higher custom project costs in the Test segment. The gross margin rate for the Second Quarter of Fiscal 2008 was 41.1%, a decrease of 4.0 percentage points compared to 45.1% for the Second Quarter of Fiscal 2007, as the impact of unfavorable product mix and additional custom project costs in the Test segment more than offset the favorable impact of increased volume in the Sensors segment.

Income from operations for the Second Quarter of Fiscal 2008 was $14.0 million, a decrease of 16.2% compared to $16.7 million for the Second Quarter of Fiscal 2007, as planned increases in sales and marketing expenditures more than offset the increase in gross profit for the quarter. Net income for the Second Quarter of Fiscal 2008 was $13.5 million, or $0.76 per diluted share, an increase of 31.1% compared to $10.3 million, or $0.56 per diluted share, for the Second Quarter of Fiscal 2007. This increase was primarily driven by lower income tax expense of $4.1 million, increased foreign currency transaction gains of $1.5 million, and an estimated $0.7 million favorable impact of currency translation, partially offset by lower income from operations. The repatriation of earnings from Japanese affiliates provided increased tax benefits of $3.7 million, or $0.21 per diluted share, in the Second Quarter of Fiscal 2008. Additionally, a lower share count positively impacted earnings per share by $0.03 for the Second Quarter of Fiscal 2008.

Six Months Ended March 29, 2008 (“First Half of Fiscal 2008”) Compared to Six Months Ended March 31, 2007 (“First Half of Fiscal 2007”)

Orders for the First Half of Fiscal 2008 increased 23.3%, to $257.1 million, compared to $208.5 million for the First Half of Fiscal 2007. This increase was primarily driven by growth in both the Test and Sensors segments across all geographies, as well as an estimated $11.2 million favorable impact of currency translation.

Revenue of $224.6 million for the First Half of Fiscal 2008 increased 11.8%, compared to revenue of $200.9 million for the First Half of Fiscal 2007. This increase was primarily due to a higher volume of standard product and service business in the Test segment, continued growth in the Sensors segment, and an estimated $11.4 million favorable impact of currency translation.

Gross profit for the First Half of Fiscal 2008 was $91.4 million, an increase of 3.9% compared to gross profit of $88.0 million for the First Half of Fiscal 2007. This increase was primarily due to increased volume in the Sensors segment and an estimated $3.5 million favorable impact of currency translation, partially offset by unfavorable product mix and additional custom project cost in the Test segment. The gross margin rate for the First Half of Fiscal 2008 was 40.7%, a decrease of 3.1 percentage points compared to 43.8% for the First Half of Fiscal 2007, as unfavorable product mix and additional custom project costs in the Test segment more than offset increased volume in the Sensors segment.

Income from operations for the First Half of Fiscal 2008 was $26.3 million, a decrease of 10.2% compared to $29.3 million for the First Half of Fiscal 2007, as planned increases in sales and marketing expenditures more than offset the increase in gross profit. Net income for the First Half of Fiscal 2008 was $21.9 million, or $1.22 per diluted share, an increase of 7.4% compared to $20.4 million, or $1.10 per diluted share, for the First Half of Fiscal 2007. This increase was primarily driven by lower income tax expense of $2.8 million, increased foreign currency transaction gains of $1.6 million, and an estimated $0.9 million favorable impact of currency translation, partially offset by lower income from operations. The repatriation of earnings from Japanese affiliates provided increased tax benefits of $3.7 million, or $0.21 per diluted share, in the First Half of 2008. Additionally, a lower share count positively impacted earnings per share by $0.04 for the First Half of Fiscal 2008.

Detailed Financial Results

Orders and Backlog

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Orders for the Second Quarter of Fiscal 2008 aggregated $131.4 million, an increase of 35.5% compared to orders of $97.0 million for the Second Quarter of Fiscal 2007, due to increased order volume in both the Test and Sensors segments across all geographies, as well as an estimated $7.2 million favorable impact of currency translation.

Orders for the Test segment in the Second Quarter of Fiscal 2008 increased 37.5% to $106.3 million, compared to orders of $77.3 million for the Second Quarter of Fiscal 2007. This increase was primarily due to strong bookings in all geographies and an estimated $4.9 million favorable impact of currency translation. The Test segment accounted for 80.9% of total Company orders for the Second Quarter of Fiscal 2008, compared to 79.7% for the Second Quarter of Fiscal 2007.

Orders for the Sensors segment in the Second Quarter of Fiscal 2008 increased 27.4% to $25.1 million, compared to orders of $19.7 million for the Second Quarter of Fiscal 2007, reflecting business growth in all geographies, and an estimated $2.3 million favorable impact of currency translation. The Sensors segment accounted for 19.1% of total Company orders for the Second Quarter of Fiscal 2008, compared to 20.3% for the Second Quarter of Fiscal 2007.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2008 was $246.4 million, an increase of 7.7% from backlog of $228.7 million at December 29, 2007, primarily due to higher order volume and an estimated $0.8 million favorable impact of currency translation. Backlog at the end of the Second Quarter of Fiscal 2007 was $203.5 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences an order cancellation larger than $1.0 million.

First Half of Fiscal 2008 Compared to First Half of Fiscal 2007

Orders for the First Half of Fiscal 2008 aggregated $257.1 million, an increase of 23.3% compared to orders of $208.5 million for the First Half of Fiscal 2007, due to increased order volume in the Test segment across all geographies and worldwide growth in the Sensors segment, as well as an estimated $11.2 million favorable impact of currency translation.

Orders for the Test segment in the First Half of Fiscal 2008 increased 22.6%, to $209.7 million, compared to orders of $171.0 million for the First Half of Fiscal 2007. This increase was primarily due to increased order bookings in all geographies and an estimated $7.5 million favorable impact of currency translation. The Test segment accounted for 81.6% of total Company orders for the First Half of Fiscal 2008, compared to 82.0% for the First Half of Fiscal 2007.

Orders for the Sensors segment in the First Half of Fiscal 2008 increased 26.4%, to $47.4 million, compared to orders of $37.5 million for the First Half of Fiscal 2007, reflecting business growth in all geographies, and an estimated $3.7 million favorable impact of currency translation. The Sensors segment accounted for 18.4% of total Company orders for the First Half of Fiscal 2008, compared to 18.0% for the First Half of Fiscal 2007.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2008 was $246.4 million, an increase of 19.6% from backlog of $206.1 million at September 29, 2007, primarily due to higher order volume and an estimated $7.8 million favorable impact of currency translation.

Results of Operations

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Revenue for the Second Quarter of Fiscal 2008 was $114.5 million, an increase of $12.7 million, or 12.5%, compared to revenue of $101.8 million for the Second Quarter of Fiscal 2007. Revenue from international customers for the Second Quarter of Fiscal 2008 represented 64.0% of total revenue, compared to 64.4% for the Second Quarter of Fiscal 2007. Test segment revenue for the Second Quarter of Fiscal 2008 was $90.1 million, an increase of $7.2 million, or 8.7% compared to revenue of $82.9 million for the Second Quarter of Fiscal 2007, reflecting higher standard product and service business and an estimated $4.8 million favorable impact of currency translation. Sensors segment revenue for the Second Quarter of Fiscal 2008 was $24.4 million, an increase of $5.5 million, or 29.1%, compared to revenue of $18.9 million for the Second Quarter of Fiscal 2007, driven by increased volume in all geographies and an estimated $2.3 million favorable impact of currency translation.

Gross profit for the Second Quarter of Fiscal 2008 was $47.1 million, an increase of $1.2 million, or 2.6%, compared to gross profit of $45.9 million for the Second Quarter of Fiscal 2007. Gross profit as a percent of revenue was 41.1% for the Second Quarter of Fiscal 2008, a decrease of 4.0 percentage points from 45.1% for the Second Quarter of Fiscal 2007. Test segment gross profit for the Second Quarter of Fiscal 2008 was $33.3 million, a decrease of $2.2 million, or 6.2%, compared to gross profit of $35.5 million for the Second Quarter of Fiscal 2007. Currency translation favorably impacted Test segment gross profit by an estimated $1.0 million. Gross profit as a percent of revenue for the Test segment decreased 5.8 percentage points, to 37.0%, for the Second Quarter of Fiscal 2008, compared to 42.8% for the Second Quarter of Fiscal 2007. This decrease was primarily due to unfavorable product mix and additional custom project costs, partially offset by increased volume. Sensors segment gross profit for the Second Quarter of Fiscal 2008 was $13.8 million, an increase of $3.4 million, or 32.7%, compared to gross profit of $10.4 million for the Second Quarter of Fiscal 2007. Gross profit as a percent of revenue for the Sensors segment increased 1.6 percentage points, to 56.6%, for the Second Quarter of Fiscal 2008, compared to 55.0% for the Second Quarter of Fiscal 2007, primarily due to the benefit of increased volume on factory utilization. Currency translation favorably impacted Sensors segment gross profit by an estimated $1.3 million.

Selling and marketing expense for the Second Quarter of Fiscal 2008 was $20.2 million, an increase of $2.9 million, or 16.8%, compared to $17.3 million for the Second Quarter of Fiscal 2007, primarily due to $1.2 million increased compensation, benefits and commission expense in the Test segment, $0.7 million increase in compensation and benefits in the Sensors segment, and an estimated $1.0 million unfavorable impact of currency translation. Selling expense as a percent of revenue for the Second Quarter of Fiscal 2008 was 17.6%, compared to 17.0% for the Second Quarter of Fiscal 2007.

General and administrative expense totaled $8.7 million for the Second Quarter of Fiscal 2008, an increase of $0.9 million, or 11.5%, compared to $7.8 million for the Second Quarter of Fiscal 2007. This increase was primarily due to $0.6 million increased legal expense, and an estimated $0.3 million unfavorable impact of currency translation. The increase in legal expense resulted from a $0.8 million settlement with the U.S. Department of Commerce (“DOC”) and the U.S. Department of Justice for the District of Minnesota (“DOJ”), related to noncompliance with U.S. export control regulations. General and administrative expense as a percent of revenue decreased to 7.6% for the Second Quarter of Fiscal 2008, compared to 7.7% for the Second Quarter of Fiscal 2007.

Research and development expense totaled $4.2 million for the Second Quarter of Fiscal 2008, a net decrease of $0.6 million, or 12.5%, compared to $4.8 million for the Second Quarter of Fiscal 2007. The decrease in research and development expense was planned, as the Company devoted certain of its resources towards software development activities. Research and development expense as a percent of revenue decreased to 3.7% for the Second Quarter of Fiscal 2008, compared to 4.7% for the Second Quarter of Fiscal 2007. There was no significant impact on research and development expense from currency translation.

Gain on sale of assets of $0.8 million for the Second Quarter of Fiscal 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology.

Income from operations for the Second Quarter of Fiscal 2008 decreased $2.7 million, or 16.2%, to $14.0 million, compared to income from operations of $16.7 million for the Second Quarter of Fiscal 2007. Income from operations in the Test segment decreased $4.3 million, or 33.6%, to $8.5 million for the Second Quarter of Fiscal 2008, compared to $12.8 million for the Second Quarter of Fiscal 2007. This decrease was primarily attributable to lower gross profit, and planned increases in sales and marketing expenditures, partially offset by an estimated $0.2 million favorable impact of currency translation. Income from operations in the Sensors segment for the Second Quarter of Fiscal 2008 increased $1.6 million, or 41.0%, to $5.5 million, compared to $3.9 million for the Second Quarter of Fiscal 2007, primarily due to increased gross profit and an estimated $0.7 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.3 million for the Second Quarter of Fiscal 2008, flat compared to the Second Quarter of Fiscal 2007. There was no significant impact on interest expense from currency translation.

Interest income was $1.0 million for the Second Quarter of Fiscal 2008, flat compared to the Second Quarter of Fiscal 2007. Currency translation favorably impacted interest income by an estimated $0.1 million.

Other income (expense), net was $0.9 million of income for the Second Quarter of Fiscal 2008, an increase of $1.8 million compared to $0.9 million of expense in the Second Quarter of Fiscal 2007. This increase was primarily due to net gains on foreign currency transactions in the Second Quarter of Fiscal 2008 compared to net losses on foreign currency transactions in the Second Quarter of Fiscal 2007. There was no significant impact on Other income (expense), net from currency translation.

Provision for income taxes totaled $2.0 million for the Second Quarter of Fiscal 2008, a decrease of $4.1 million, or 67.2%, compared to $6.1 million for the Second Quarter of Fiscal 2007, primarily due to a lower effective tax rate. The effective tax rate for the Second Quarter of Fiscal 2008 was 12.8%, a decrease of 24.3 percentage points compared to a tax rate of 37.1% for the Second Quarter of Fiscal 2007, primarily due to $3.7 million favorable tax benefits resulting from the repatriation of earnings from Japanese affiliates. This repatriation was executed in order to optimize global liquidity and efficiently deploy cash to fund working capital, acquisition, and share purchase needs.

Net income was $13.5 million for the Second Quarter of Fiscal 2008, an increase of $3.2 million, or 31.1%, compared to $10.3 million for the Second Quarter of Fiscal 2007. This increase was primarily due to decreased income tax expense, increased net gains on foreign currency transactions of $1.5 million, and an estimated $0.7 million favorable impact of currency translation, partially offset by lower income from operations.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.03 for the Second Quarter of Fiscal 2008.

First Half of Fiscal 2008 Compared to First Half of Fiscal 2007

Revenue for the First Half of Fiscal 2008 was $224.6 million, an increase of $23.7 million, or 11.8%, compared to revenue of $200.9 million for the First Half of Fiscal 2007. Revenue from international customers for the First Half of Fiscal 2008 represented 65.2% of total revenue, compared to 63.2% for the First Half of Fiscal 2007. Test segment revenue for the First Half of Fiscal 2008 was $177.0 million, an increase of $12.7 million, or 7.7%, compared to revenue of $164.3 million for the First Half of Fiscal 2007, reflecting higher standard product and service business and an estimated $7.7 million favorable impact of currency translation. Sensors segment revenue for the First Half of Fiscal 2008 was $47.6 million, an increase of $11.0 million, or 30.1%, compared to revenue of $36.6 million for the First Half of Fiscal 2007, driven by increased volume in all geographies and an estimated $3.7 million favorable impact of currency translation.

Gross profit for the First Half of Fiscal 2008 increased $3.4 million, or 3.9%, to $91.4 million, compared to gross profit of $88.0 million for the First Half of Fiscal 2007. Gross profit as a percent of revenue was 40.7% for the First Half of Fiscal 2008, a decrease of 3.1 percentage points from 43.8% for the First Half of Fiscal 2007. Test segment gross profit for the First Half of Fiscal 2008 was $64.5 million, a decrease of $3.3 million, or 4.9%, compared to gross profit of $67.8 million for the First Half of Fiscal 2007. Currency translation favorably impacted Test segment gross profit by an estimated $1.5 million. Gross profit as a percent of revenue for the Test segment decreased 4.9 percentage points, to 36.4%, for the First Half of Fiscal 2008, compared to 41.3% for the First Half of Fiscal 2007. This decrease was primarily due to unfavorable product mix and additional custom project costs, partially offset by increased volume. Sensors segment gross profit for the First Half of Fiscal 2008 was $26.9 million, an increase of $6.7 million, or 33.2%, compared to gross profit of $20.2 million for the First Half of Fiscal 2007. Gross profit as a percent of revenue for the Sensors segment increased 1.3 percentage points, to 56.5%, for the First Half of Fiscal 2008, compared to 55.2% for the First Half of Fiscal 2007, primarily due to increased volume on factory utilization. Currency translation favorably impacted Sensors segment gross profit by an estimated $2.0 million.

Selling and marketing expense for the First Half of Fiscal 2008 was $39.7 million, an increase of $5.5 million, or 16.1%, compared to $34.2 million for the First Half of Fiscal 2007, primarily due to $2.5 million increased compensation, benefits and commission expenses in the Test segment, $1.2 million increase in compensation and benefits in the Sensors segment, and an estimated $1.8 million unfavorable impact of currency translation. Selling expense as a percent of revenue for the First Half of Fiscal 2008 was 17.7%, compared to 17.0% for the First Half of Fiscal 2007.

General and administrative expense totaled $17.0 million for the First Half of Fiscal 2008, an increase of $1.2 million, or 7.6%, compared to $15.8 million for the First Half of Fiscal 2007. This increase was primarily due to $1.2 million increased legal expense, $0.4 million increased staffing and benefits expense, and an estimated $0.5 million unfavorable impact of currency translation, partially offset by a $0.9 million decrease in various other expenses. The increase in legal expense primarily resulted from a $0.8 million settlement with the DOC and the DOJ, related to noncompliance with U.S. export control regulations. General and administrative expense as a percent of revenue decreased to 7.6% for the First Half of Fiscal 2008, compared to 7.9% for the First Half of Fiscal 2007.

Research and development expense totaled $8.4 million for the First Half of Fiscal 2008, a net decrease of $1.0 million, or 10.6%, compared to $9.4 million for the First Half of Fiscal 2007. The decrease in research and development expense was planned, as the Company devoted certain of its resources towards software development activities. Research and development expense as a percent of revenue for the First Half of Fiscal 2008 was 3.7%, compared to 4.7% for the First Half of Fiscal 2006. Currency translation unfavorably impacted research and development expense by an estimated $0.1 million.

Gain on sale of assets of $0.8 million for the First Half of Fiscal 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology.

Income from operations for the First Half of Fiscal 2008 decreased $3.0 million, or 10.2%, to $26.3 million, compared to income from operations of $29.3 million for the First Half of Fiscal 2007. Income from operations in the Test segment decreased $6.5 million, or 29.3%, to $15.7 million for the First Half of Fiscal 2008, compared to $22.2 million for the First Half of Fiscal 2007. This decrease was primarily attributable to lower gross profit and planned increases in sales and marketing expenses. Currency translation had no significant impact on Test segment income from operations. Income from operations in the Sensors segment for the First Half of Fiscal 2008 increased $3.5 million, or 49.3%, to $10.6 million, compared to $7.1 million for the First Half of Fiscal 2007, primarily due to increased gross profit, and an estimated $1.1 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.7 million for the First Half of Fiscal 2008, flat compared to interest expense of $0.7 million for the First Half of Fiscal 2007. There was no significant impact on interest expense from currency translation.

Interest income was $1.9 million for the First Half of Fiscal 2008, flat compared to the First Half of Fiscal 2007. Currency translation favorably impacted interest income by an estimated $0.2 million.

Other income (expense), net was $0.9 million of net income for the First Half of Fiscal 2008, an increase of $1.7 million compared to $0.8 million in net expense in the First Half of Fiscal 2007, primarily due to net gains on foreign currency transactions in the First Half of Fiscal 2008 compared to net losses on foreign currency transactions in the First Half of Fiscal 2007. There was no significant impact on Other income (expense), net from currency translation.

Provision for income taxes totaled $6.5 million for the First Half of Fiscal 2008, a decrease of $2.8 million, or 30.1%, compared to $9.3 million for the First Half of Fiscal 2007, primarily due to a lower effective tax rate. The effective tax rate for the First Half of Fiscal 2008 was 22.8%, a decrease of 8.4 percentage points compared to a tax rate of 31.2% for the First Half of Fiscal 2007, primarily due to $3.7 million favorable tax benefits resulting from the repatriation of earnings from Japanese affiliates.

Net income was $21.9 million for the First Half of Fiscal 2008, an increase of $1.5 million, or 7.4%, compared to $20.4 million for the First Half of Fiscal 2007. The increase was primarily due to decreased income tax expense, increased net gains on foreign currency transactions of $1.6 million, and an estimated $0.9 million favorable impact of currency translation, partially offset by lower income from operations.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.04 for the First Half of Fiscal 2008.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $129.4 million at the end of the Second Quarter of Fiscal 2008. Of this amount, $37.3 million was located in North America, $84.7 million in Europe, and $7.4 million in Asia. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2008, the Company held no short-term investments.

Total cash and cash equivalents increased $25.0 million in the First Half of Fiscal 2008, primarily due to earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and a favorable impact of currency translation, partially offset by increased working capital requirements, purchases of the Company’s common stock, and dividend payments. Total cash and cash equivalents increased $1.9 million in the First Half of Fiscal 2007, primarily due to earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, partially offset by purchases of the Company’s common stock, dividend payments and investment in property and equipment. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and its credit facility, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash totaling $18.3 million for the First Half of Fiscal 2008, compared to cash provided of $27.5 million for the First Half of Fiscal 2007. Cash provided for the First Half of Fiscal 2008 primarily resulted from earnings and an $8.8 million increase in advance payments received from customers driven by increased orders. This cash provided was partially offset by $8.1 million increased accounts and unbilled receivables resulting from revenue and order growth, $3.1 million increased inventories to support future revenue, $1.8 million increased spending on software development activities, and $1.7 million increased accounts payable resulting from the general timing of purchases and payments. Cash provided for the First Half of Fiscal 2007 primarily resulted from earnings, $6.6 million increased advance payments received from customers, and $4.5 million increased income taxes payable, partially offset by net employee incentive and related benefit payments of $3.5 million and $2.6 million increased inventories.

Cash flows from investing activities provided cash totaling $12.1 million for the First Half of Fiscal 2008, compared to cash provided of $1.2 million for the First Half of Fiscal 2007. The cash provided for the First Half of 2008 was due to net proceeds from the conversion of short-term investments to cash and cash equivalents of $17.1 million, partially offset by a $5.0 million investment in property and equipment. The cash provided for the First Half of Fiscal 2007 was primarily due to the receipt of $6.1 million net proceeds from the conversion of short-term investments to cash and cash equivalents and the receipt of $1.0 million from the sale of assets associated with the Company’s linear friction welding technology, partially offset by a $5.8 million investment in property and equipment additions.

Cash flows from financing activities required the use of cash totaling $14.0 million for the First Half of Fiscal 2008, compared to a use of cash totaling $30.2 million for the First Half of Fiscal 2007. The cash usage for the First Half of Fiscal 2008 was due to the use of $9.1 million to purchase 234,000 shares of the Company’s common stock, payment of cash dividends of $5.3 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $1.6 million received in connection with stock option exercises. The cash usage for the First Half of Fiscal 2007 was due to the use of $25.9 million to purchase 675,206 shares of the Company’s common stock, payment of cash dividends of $6.1 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $2.4 million received in connection with stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2008, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of March 29, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by the Company’s management, and as a result, are subject to an inherent degree of uncertainty. Further information is provided in Note 1 in the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Stock-Based Compensation. For purposes of determining estimated fair value of stock-based payment awards on the date of grant in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” the Company utilizes a Black-Scholes option pricing model for estimating the fair value of stock option grants, which requires the input of certain assumptions requiring management judgment. Because the Company’s employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination. If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the stock-based compensation expense recorded in the current period.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. No material impact on the Company’s financial statements is expected from the adoption of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at March 29, 2008 included $129.4 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.6 million for the six months ending March 29, 2008.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $12.2 million in revenue for the six months ended March 29, 2008.

At March 29, 2008 the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on the Company’s interest expense or cash flows.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 29, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

During the second quarter of fiscal 2008, the Company settled the previously disclosed investigations by the United States Department of Justice and the United States Department of Commerce. A description of the settlements is contained in Item 8.01, Other Events, of the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2008, which is incorporated by reference herein.

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the periods covered by this report. See the discussion of the Company’s risk factors in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2007 -
February 2, 2008	45,000	$40.30	45,000	3,368,032
February 3, 2008 -
March 1, 2008	36,000	$33.09	36,000	3,332,032
March 2, 2008 -
March 29, 2008	45,000	$32.10	45,000	3,287,032
Total	126,000	$35.31	126,000

The Company purchases its common stock to mitigate dilution related to new shares created by stock-based compensation plans such as stock options, restricted stock, and the employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the Second Quarter of Fiscal 2008, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005 and an additional 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under these programs has been delegated to management. The share purchase authorizations have no expiration date.

Item 6. Exhibits

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION
Dated: May 5, 2008	/s/ LAURA B. HAMILTON
Laura B. Hamilton Chief Executive Officer

Dated: May 5, 2008	/s/ SUSAN E. KNIGHT
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).