Form 10-Q
period 2008-06-28
MTS SYSTEMS CORP
filed 2008-08-04
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 28, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2008 was 16,965,285 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2008

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited – in thousands, except per share data)

	June 28, 2008	September 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$119,875	$104,345
Short-term investments	—	17,050
Accounts receivable, net of allowances for doubtful accounts of $1,071 and $1,518, respectively	78,260	73,474
Unbilled accounts receivable	49,060	41,026
Inventories	47,300	42,384
Prepaid expenses and other current assets	6,533	3,801
Current deferred tax assets	9,283	6,451
Assets of discontinued operations	98	8,077
Total current assets	310,409	296,608

Property and equipment, net of accumulated depreciation of $90,194 and $85,554, respectively	50,522	49,747
Goodwill	1,747	1,642
Software development costs	2,962	—
Other assets	3,928	3,664
Non-current deferred tax assets	1,643	1,320
Total Assets	$371,211	$352,981

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Notes payable	$309	$265
Current maturities of long-term debt	6,683	6,683
Accounts payable	22,127	22,341
Accrued payroll and related costs	30,505	29,236
Advance payments from customers	54,660	51,536
Accrued warranty costs	6,513	6,205
Accrued income taxes	711	7,572
Current deferred income taxes	3,874	3,564
Other accrued liabilities	17,432	15,437
Liabilities of discontinued operations	3,705	1,944
Total current liabilities	146,519	144,783

Deferred income taxes	1,013	846
Non-current accrued income taxes	4,430	—
Long-term debt, less current maturities	1,154	2,308
Pension benefit plan	14,927	12,777
Other long-term liabilities	3,401	2,566
Total Liabilities	171,444	163,280

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
16,864 and 17,704 shares issued and outstanding	4,216	4,426
Retained earnings	162,717	164,862
Accumulated other comprehensive income	32,834	20,413
Total Shareholders’ Investment	199,767	189,701
Total Liabilities and Shareholders’ Investment	$371,211	$352,981

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue:
Product	$100,811	$90,034	$288,559	$257,879
Service	16,075	15,146	47,887	43,511
Total revenue	116,886	105,180	336,446	301,390
Cost of sales:
Product	61,448	56,216	174,377	152,218
Service	8,192	7,845	25,527	22,148
Total cost of sales	69,640	64,061	199,904	174,366
Gross profit	47,246	41,119	136,542	127,024

Operating expenses:
Selling and marketing	19,286	17,537	58,044	51,067
General and administrative	9,013	7,895	25,587	23,122
Research and development	4,148	4,921	12,176	14,094
Total operating expenses	32,447	30,353	95,807	88,283

(Loss) gain on sale of assets	—	(16)	—	747

Income from operations	14,799	10,750	40,735	39,488

Interest expense	(150)	(415)	(818)	(1,084)
Interest income	1,094	874	2,979	2,757
Other (expense) income, net	(416)	538	416	(283)

Income before income taxes and discontinued operations	15,327	11,747	43,312	40,878
Provision for income taxes	4,342	2,351	10,701	11,399
Income before discontinued operations	10,985	9,396	32,611	29,479

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(686)	609	(417)	974
Net gain on disposal of discontinued businesses, net of tax	2,451	—	2,451	—
Income from discontinued operations, net of tax	1,765	609	2,034	974
Net income	$12,750	$10,005	$34,645	$30,453

Earnings per share:
Basic-
Income before discontinued operations	$0.64	$0.53	$1.86	$1.64
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(0.04)	0.03	(0.02)	0.05
Net gain on disposal of discontinued businesses, net of tax	0.14	—	0.14	—
Income from discontinued operations, net of tax	0.10	0.03	0.12	0.05
Earnings per share	$0.74	$0.56	$1.98	$1.69
Weighted average number of common shares outstanding - basic	17,150	17,739	17,484	18,046

Diluted-
Income before discontinued operations	$0.64	$0.52	$1.84	$1.60
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(0.04)	0.03	(0.02)	0.05
Net gain on disposal of discontinued businesses, net of tax	0.14	—	0.14	—
Income from discontinued operations, net of tax	0.10	0.03	0.12	0.05
Earnings per share	$0.74	$0.55	$1.96	$1.65
Weighted average number of common shares outstanding - diluted	17,324	18,089	17,683	18,409

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$34,645	$30,453
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	417	(974)
Net gain on disposal of discontinued businesses	(2,451)
Gain on sale of assets	—	(747)
Stock-based compensation	3,253	3,844
Excess tax benefits from stock-based compensation	(691)	(1,935)
Depreciation and amortization	6,723	5,774
Deferred income taxes	(2,931)	(300)
Bad debt provision	(169)	238

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(7,202)	(14,690)
Inventories	(3,357)	(2,229)
Prepaid expenses	(726)	(291)
Other assets	(3,990)	(3,052)
Accounts payable	(735)	(762)
Accrued payroll and related costs	954	(2,033)
Advance payments from customers	1,725	(186)
Accrued warranty costs	93	638
Other current liabilities	1,461	3,778
Operating activities of discontinued operations	167	(48)
Net cash provided by operating activities	27,186	17,478

Cash flows from investing activities:
Purchases of property and equipment	(6,753)	(9,226)
Proceeds from maturity of short-term investments	19,050	51,585
Purchases of short-term investments	(2,000)	(33,760)
Net proceeds from sale of assets	—	1,000
Net proceeds from sale of businesses	11,864	—
Investing activities of discontinued operations	(287)	(561)
Net cash provided by investing activities	21,874	9,038

Cash flows from financing activities:
Net (repayments) proceeds under short-term borrowings	(157)	60
Payments of long-term debt	(1,154)	(1,154)
Excess tax benefits from stock-based compensation	691	1,935
Cash dividends	(7,945)	(6,031)
Proceeds from exercise of stock options and employee stock purchase plan	3,708	5,783
Payments to purchase and retire common stock	(36,992)	(30,393)
Net cash used in financing activities	(41,849)	(29,800)

Effect of exchange rate on changes in cash	8,319	3,471

Net increase in cash and cash equivalents	15,530	187

Cash and cash equivalents, at beginning of period	104,345	97,962
Cash and cash equivalents, at end of period	$119,875	$98,149

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$457	$800
Income taxes	$16,026	$9,248

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007 filed with the SEC. Interim results of operations for the three- and nine-month periods ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 28, 2008 and September 29, 2007 were as follows:

	June 28, 2008	September 29, 2007
	(expressed in thousands)
Customer projects in various stages of completion	$16,499	$14,534
Components, assemblies and parts	30,801	27,850
Total	$47,300	$42,384

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period in which such a determination is made. The Company began capitalizing software development costs during the three-month period ended December 29, 2007. At June 28, 2008, capitalized software development costs were approximately $3.0 million. No amortization expense was recognized during the three- and nine-month periods ended June 28, 2008.

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(expressed in thousands)
Beginning balance	$6,294	$5,542	$6,205	$5,848
Warranty provisions	2,426	2,870	5,756	5,665
Warranty claims	(2,222)	(1,841)	(5,750)	(5,060)
Currency translation	15	41	302	159
Ending balance	$6,513	$6,612	$6,513	$6,612

Stock-Based Compensation. The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006. These stock plans are administered under the supervision of the Company’s Board of Directors. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At June 28, 2008, a total of 2,125,515 shares were available for future grant under the 2002 and 2006 plans. Stock-based compensation expense is determined in accordance with SFAS No. 123R based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended June 28, 2008 and June 30, 2007 was $1.1 million and $1.2 million, respectively. Stock-based compensation expense for the nine-month periods ended June 28, 2008 and June 30, 2007 was $3.3 million and $3.8 million, respectively.

For purposes of determining estimated fair value of stock-based payment awards, the Company utilizes a Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because the Company’s employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock-based payment awards. If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the stock-based compensation expense recorded in the current period.

Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 9 in the Condensed Notes to Consolidated Financial Statements for additional information on income taxes.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Accordance With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” FSP No. EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on its consolidated financial statements.

In June 2008, the FASB the FASB issued Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 07-5 to have a material impact on its consolidated financial statements.

3. Acquisitions and Divestitures

Discontinued Operations. On June 27, 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which was based in Oak Ridge, Tennessee. As a result of this sale, the Company recorded a gain of $2.5 million, net of tax of $3.6 million, in the third quarter of fiscal year 2008. The Nano Instruments product line was historically included in the Company’s Test segment for financial reporting. The results of operations of the Nano Instruments product line, including the gain on the sale, have been excluded from the results of operations of the Test segment and are reported as discontinued operations.

The Company does not allocate interest income or interest expense to discontinued operations. Following are the operating results of the discontinued operations included in the Company’s results for the three- and nine-month periods ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(expressed in thousands)
Revenue	$956	$3,375	$5,996	$8,051
(Loss) income from discontinued operations before taxes and net gain on sale	(1,100)	933	(706)	1,510
Benefit (provision) for income taxes	414	(324)	289	(536)
(Loss) income from discontinued operations, net of tax	$(686)	$609	$(417)	$974

The assets and liabilities of discontinued operations at June 28, 2008 and September 29, 2007 were as follows:

	June 28, 2008	September 29, 2007
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$—	$2,354
Inventories	—	1,099
Prepaid expenses and other current assets	—	69
Current deferred tax assets	98	473
Current assets of discontinued operations	98	3,995
Machinery and equipment	—	2,478
Accumulated depreciation	—	(1,325)
Goodwill	—	2,929
Long-lived assets of discontinued operations	—	4,082
Total assets of discontinued operations	$98	$8,077

Accounts payable	$123	$472
Accrued payroll and related costs	175	399
Accrued warranty	15	60
Advanced payments from customers	34	391
Accrued income taxes	2,965	612
Other accrued liabilities	393	10
Total liabilities of discontinued operations	$3,705	$1,944

Business Acquisition. On April 29, 2008 the Company signed an agreement to acquire substantially all of the assets of SANS Group (“SANS”). SANS, headquartered in Shenzhen, China, manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. Annual revenue is approximately $25.0 million. The Company anticipates funding this acquisition through its cash and cash equivalents or use of its credit facility.

4. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of outstanding common shares issued in connection with stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month period ended June 28, 2008. The amount of stock options to acquire weighted common shares that have been excluded from the diluted weighted shares outstanding for the three-month period ended June 30, 2007 was not material. Stock options to acquire 0.8 million and 0.5 million weighted common shares have been excluded from diluted weighted shares outstanding for the nine-month periods ended June 28, 2008 and June 30, 2007, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands, except per share data)

Income before discontinued operations	$10,985	$9,396	$32,611	$29,479
Income from discontinued operations, net of tax	1,765	609	2,034	974
Net income	$12,750	$10,005	$34,645	$30,453

Weighted average common shares outstanding	17,150	17,739	17,484	18,046
Diluted potential common shares	174	350	199	363
Total diluted weighted shares outstanding	17,324	18,089	17,683	18,409

Earnings per share:
Basic-
Income before discontinued operations	$0.64	$0.53	$1.86	$1.64
Income from discontinued operations, net of tax	0.10	0.03	0.12	0.05
Earnings per share	$0.74	$0.56	$1.98	$1.69

Diluted -
Income before discontinued operations	$0.64	$0.52	$1.84	$1.60
Income from discontinued operations, net of tax	0.10	0.03	0.12	0.05
Earnings per share	$0.74	$0.55	$1.96	$1.65

5. Business Segment Information

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

Financial information by reportable segment for the periods ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(expressed in thousands)
Revenue by Segment:
Test	$92,401	$85,748	$264,396	$245,332
Sensors	24,485	19,432	72,050	56,058
Total revenue	$116,886	$105,180	$336,446	$301,390

Income from Operations by Segment:
Test	$10,343	$7,217	$25,659	$28,857
Sensors	4,456	3,533	15,076	10,631
Total income from operations	$14,799	$10,750	$40,735	$39,488

6. Derivative Instruments and Hedging Activities

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

At June 28, 2008 and June 30, 2007, the Company had outstanding forward and optional currency exchange contracts with gross notional U.S. dollar equivalent amounts of $85.5 million and $108.0 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, the net notional U.S. dollar equivalent amount of contracts outstanding was $41.4 million and $34.3 million at June 28, 2008 and June 30, 2007, respectively. At June 28, 2008 and June 30, 2007, the market value of the forward and optional currency exchange contracts was a net liability of $0.1 million and net asset of $0.7 million, respectively. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material for the three- and nine-month periods ended June 28, 2008 and June 30, 2007. At June 28, 2008 and June 30, 2007, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next twelve months was a loss of $0.2 million and a gain of $0.2 million, respectively. The maximum remaining maturity of any forward or optional contract at June 28, 2008 and June 30, 2007 was 0.8 years.

On March 12, 2008 the Company entered into a five-year cross currency swap agreement to hedge the functional U.S. dollar value of an inter-company loan to a Japanese affiliate denominated in Japanese yen. The total notional U.S. dollar equivalent amount of the cross currency swap is $4.9 million. Under this agreement, every six months, the Company pays interest at a Japan LIBOR plus an applicable margin in exchange for interest received at a U.S. LIBOR plus an applicable margin. The market value of the cross-currency swap at June 28, 2008, excluding accrued interest, was an asset of $0.2 million. The gain or loss related to the change in market value of the cross currency swap is included in Other (Expense) Income, net on the Consolidated Statement of Income in the current period.

7. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, recognition of prior service costs and actuarial gains or losses on pension benefit plan, unrealized gains or losses on investments classified as available-for-sale, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive income for the periods ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(expressed in thousands)

Net income	$12,750	$10,005	$34,645	$30,453
Change in cumulative translation adjustment	(673)	51	12,156	3,817
Recognition of prior service costs and actuarial losses on pension benefit plan	6	—	18	—
Increase (decrease) in unrealized loss on derivative instruments	733	317	247	(208)
	$12,816	$10,373	$47,066	$34,062

8. Share Purchase Program

On April 28, 2008, the Company’s Board of Directors authorized an accelerated share purchase program to acquire shares of the Company’s common stock up to an aggregate purchase price of $50.0 million. On May 5, 2008, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank to purchase approximately 0.7 million shares of its common stock for $25.0 million. The transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively. The accelerated share purchase agreement expires on September 22, 2008. Upon completion of the transaction there will be a financial adjustment, based on the volume-weighted average price of the Company’s common stock during a stated period, minus an agreed-upon discount.

9. Income Taxes

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

At September 30, 2007, the Company’s liability for unrecognized tax benefits was $5.3 million, of which $2.2 million would favorably affect the Company’s effective tax rate if recognized. As of June 28, 2008, the Company’s liability for unrecognized tax benefits was $4.4 million, of which $1.5 million would favorably affect the Company’s effective tax rate if recognized.

Upon adoption of FIN 48, the Company elected to classify interest and penalties related to uncertain tax positions in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income. Previously, the Company recognized interest and penalties in Provision for Income Taxes on the Consolidated Statements of Income. At September 30, 2007, the Company had accrued approximately $0.4 million of interest related to uncertain income tax positions. No accrual for penalties related to uncertain tax positions existed at September 30, 2007. As of June 28, 2008, the Company has accrued a total of $0.5 million of interest related to uncertain tax positions and has no accrual for penalties.

The Company is no longer subject to U.S. federal income tax examination for fiscal years prior to 2006. With few exceptions, the Company is no longer subject to state and local examinations by tax authorities for fiscal years prior to 2005. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2006. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2005. The Company’s French tax returns have been examined by the tax authorities through fiscal year 2006. Resolution of uncertain tax positions may result from the outcome of future audits, or the expiration of statutes of limitations. As of June 28, 2008, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

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

The Company anticipates making a discretionary contribution of approximately $16.0 million to its defined benefit retirement plan in the fourth quarter of fiscal year 2008, through the use of its accumulated German cash reserves.

The cost for the plan for the periods ended June 28, 2008 and June 30, 2007 included the following components:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(expressed in thousands)

Service cost-benefit earned during the period	$142	$129	$414	$380
Interest cost on projected benefit obligation	191	142	556	417
Net amortization and deferral	9	33	26	98
Net periodic retirement cost	$342	$304	$996	$895

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. Such important factors include:

•	We may experience difficulty obtaining materials or components for our products
•	We may experience difficulties obtaining the services of skilled employees
•	We may not achieve our growth plans for the expansion of our business
•	We are significantly international in scope, which poses multiple unique risks
•	Our business could be adversely affected by product liability and commercial litigation
•	Government regulation could impose significant costs and other constraints on our business
•	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others.
•	The sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
•	Our customers are in cyclical industries
•	Our business is subject to intense competition
•	Interest rate fluctuations could adversely affect our results of operations

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

About MTS Systems Corporation

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,575 employees and revenue of $410 million for the fiscal year ended September 29, 2007.

Summary of Results

Three Months Ended June 28, 2008 (“Third Quarter of Fiscal 2008”) Compared to Three Months Ended June 30, 2007 (“Third Quarter of Fiscal 2007”)

Orders for the Third Quarter of Fiscal 2008 increased 6.5%, to $116.7 million, compared to $109.6 million for the Third Quarter of Fiscal 2007. This increase was primarily driven by growth across all geographies in the Sensors segment, as well as an estimated $6.5 million favorable impact of currency translation.

Revenue of $116.9 million for the Third Quarter of Fiscal 2008 increased 11.1%, compared to revenue of $105.2 million for the Third Quarter of Fiscal 2007. This increase was primarily due to higher custom business in the Test segment, continued growth across the Sensors segment, and an estimated $6.9 million favorable impact of currency translation.

Gross profit for the Third Quarter of Fiscal 2008 was $47.2 million, an increase of 14.8% compared to gross profit of $41.1 million for the Third Quarter of Fiscal 2007. This increase was primarily due to increased volume in both segments and an estimated $2.2 million favorable impact of currency translation, partially offset by unfavorable product mix in the Test segment. The gross margin rate for the Third Quarter of Fiscal 2008 was 40.4%, an increase of 1.3 percentage points compared to 39.1% for the Third Quarter of Fiscal 2007, as the impact of increased volume and operational leverage in both segments more than offset unfavorable product mix in the Test segment.

Income before income taxes and discontinued operations for the Third Quarter of Fiscal 2008 was $15.3 million, an increase of 30.8% compared to $11.7 million for the Third Quarter of Fiscal 2007. This increase was primarily due to increased gross profit and a $0.9 million favorable impact of currency translation, partially offset by planned increases in sales and marketing expenditures, and increased net foreign currency transaction losses of $0.7 million. The increase in foreign currency transaction losses is due to net losses on foreign currency transactions in the Third Quarter of Fiscal 2008 compared to net gains on foreign currency transactions in the Third Quarter of Fiscal 2007.

Net income for the Third Quarter of Fiscal 2008 was $12.8 million, or $0.74 per diluted share, an increase of 28.0% compared to $10.0 million, or $0.55 per diluted share, for the Third Quarter of Fiscal 2007. During the Third Quarter of Fiscal 2008, the Company sold its Nano Instruments product line, which resulted in a gain of $2.5 million, net of tax. This product line divestiture is recorded as a discontinued operation, effective with the Third Quarter of Fiscal 2008. The increase in net income was primarily driven by increased income from operations, a $2.5 million gain on the sale of the discontinued business, net of tax, and an estimated $0.6 million favorable impact of currency translation, partially offset by increased income tax expense of $2.0 million, and a $1.3 million loss from discontinued operations, net of tax. The higher income tax expense was driven by more significant tax benefits in the Third Quarter of Fiscal 2007 than in the Third Quarter of Fiscal 2008, primarily resulting from research and development tax credits and export transactions. Additionally, a lower share count positively impacted earnings per share by $0.03 for the Third Quarter of Fiscal 2008.

Nine Months Ended June 28, 2008 (“First Nine Months of Fiscal 2008”) Compared to Nine Months Ended June 30, 2007 (“First Nine Months of Fiscal 2007”)

Orders for the First Nine Months of Fiscal 2008 increased 17.8%, to $370.1 million, compared to $314.2 million for the First Nine Months of Fiscal 2007. This increase was primarily driven by growth in both segments across all geographies, as well as an estimated $17.5 million favorable impact of currency translation.

Revenue of $336.4 million for the First Nine Months of Fiscal 2008 increased 11.6%, compared to revenue of $301.4 million for the First Nine Months of Fiscal 2007. This increase was primarily due to a higher volume of custom, standard product and service business in the Test segment, continued growth in the Sensors segment, and an estimated $18.4 million favorable impact of currency translation.

Gross profit for the First Nine Months of Fiscal 2008 was $136.5 million, an increase of 7.5% compared to gross profit of $127.0 million for the First Nine Months of Fiscal 2007. This increase was primarily due to increased volume in the Sensors segment and an estimated $5.8 million favorable impact of currency translation, partially offset by unfavorable product mix and higher custom project costs in the Test segment. The gross margin rate for the First Nine Months of Fiscal 2008 was 40.6%, a decrease of 1.5 percentage points compared to 42.1% for the First Nine Months of Fiscal 2007, as unfavorable product mix and higher custom project costs in the Test segment more than offset increased volume in the Sensors segment.

Income before income taxes and discontinued operations for the First Nine Months of Fiscal 2008 was $43.3 million, an increase of 5.9% compared to $40.9 million for the First Nine Months of Fiscal 2007. This increase was primarily due to increased gross profit, lower research and development expense in the Test segment, increased foreign currency transaction gains of $0.9 million, and a $2.2 million favorable impact of currency translation, partially offset by planned increases in sales, marketing and general and administrative expenditures. The increase in foreign currency transaction gains is due to net gains on foreign currency transactions in the First Nine Months of Fiscal 2008 compared to net losses on foreign currency transactions in the First Nine Months of Fiscal 2007.

Net income for the First Nine Months of Fiscal 2008 was $34.6 million, or $1.96 per diluted share, an increase of 13.4% compared to $30.5 million, or $1.65 per diluted share, for the First Nine Months of Fiscal 2007. As previously mentioned, the Company sold its Nano Instruments product line in the Third Quarter of Fiscal 2008, which resulted in a gain of $2.5 million, net of tax. This product line divestiture is recorded as a discontinued operation, effective with the Third Quarter of Fiscal 2008. The increase in net income was primarily driven by increased income from operations, a $2.5 million gain on the sale of the discontinued business, net of tax, an estimated $1.5 million favorable impact of currency translation, and decreased income tax expense of $0.7 million, partially offset by a $1.4 million loss from discontinued operations, net of tax. The decrease in income tax expense is primarily due to more significant tax benefits in the First Nine Months of Fiscal 2008 than in the First Nine Months of Fiscal 2007, primarily resulting from the repatriation of earnings from Japanese affiliates. The increased tax benefits were partially offset by higher income before taxes. Additionally, a lower share count positively impacted earnings per share by $0.08 for the First Nine Months of Fiscal 2008.

Detailed Financial Results

Orders and Backlog

Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

Orders for the Third Quarter of Fiscal 2008 aggregated $116.7 million, an increase of 6.5% compared to orders of $109.6 million for the Third Quarter of Fiscal 2007, due to increased order volume across all geographies in the Sensors segment and an estimated $6.5 million favorable impact of currency translation.

Orders for the Test segment in the Third Quarter of Fiscal 2008 increased 3.8% to $91.9 million, compared to orders of $88.5 million for the Third Quarter of Fiscal 2007. This increase was primarily due to an estimated $4.3 million favorable impact of currency translation. The Test segment accounted for 78.7% of total Company orders for the Third Quarter of Fiscal 2008, compared to 80.7% for the Third Quarter of Fiscal 2007.

Orders for the Sensors segment in the Third Quarter of Fiscal 2008 increased 17.5% to $24.8 million, compared to orders of $21.1 million for the Third Quarter of Fiscal 2007, reflecting business growth in all geographies, and an estimated $2.2 million favorable impact of currency translation. The Sensors segment accounted for 21.3% of total Company orders for the Third Quarter of Fiscal 2008, compared to 19.3% for the Third Quarter of Fiscal 2007.

Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2008 was $242.8 million, a decrease of 1.3% from backlog of $246.1 million at March 29, 2008. Backlog at the end of the Third Quarter of Fiscal 2007 was $205.1 million. While the Company’s backlog is subject to order cancellations, the Company seldom experiences an order cancellation larger than $1.0 million.

First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

Orders for the First Nine Months of Fiscal 2008 aggregated $370.1 million, an increase of 17.8% compared to orders of $314.2 million for the First Nine Months of Fiscal 2007, due to increased order volume in the both segments across all geographies, as well as an estimated $17.5 million favorable impact of currency translation.

Orders for the Test segment in the First Nine Months of Fiscal 2008 increased 16.5%, to $297.9 million, compared to orders of $255.6 million for the First Nine Months of Fiscal 2007. This increase was primarily due to increased order bookings in all geographies and an estimated $11.7 million favorable impact of currency translation. The Test segment accounted for 80.5% of total Company orders for the First Nine Months of Fiscal 2008, compared to 81.3% for the First Nine Months of Fiscal 2007.

Orders for the Sensors segment in the First Nine Months of Fiscal 2008 increased 23.2%, to $72.2 million, compared to orders of $58.6 million for the First Nine Months of Fiscal 2007, reflecting business growth in all geographies, and an estimated $5.8 million favorable impact of currency translation. The Sensors segment accounted for 19.5% of total Company orders for the First Nine Months of Fiscal 2008, compared to 18.7% for the First Nine Months of Fiscal 2007.

Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2008 was $242.8 million, an increase of 18.7% from backlog of $204.6 million at September 29, 2007, primarily due to higher order volume and an estimated $6.0 million favorable impact of currency translation.

Results of Operations

Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

Revenue for the Third Quarter of Fiscal 2008 was $116.9 million, an increase of $11.7 million, or 11.1%, compared to revenue of $105.2 million for the Third Quarter of Fiscal 2007. Revenue from international customers for the Third Quarter of Fiscal 2008 represented 63.1% of total revenue, compared to 65.2% for the Third Quarter of Fiscal 2007. Test segment revenue for the Third Quarter of Fiscal 2008 was $92.4 million, an increase of $6.7 million, or 7.8% compared to revenue of $85.7 million for the Third Quarter of Fiscal 2007, reflecting higher custom business and an estimated $4.6 million favorable impact of currency translation. Sensors segment revenue for the Third Quarter of Fiscal 2008 was $24.5 million, an increase of $5.0 million, or 25.6%, compared to revenue of $19.5 million for the Third Quarter of Fiscal 2007, driven by increased volume in all geographies and an estimated $2.3 million favorable impact of currency translation.

Gross profit for the Third Quarter of Fiscal 2008 was $47.2 million, an increase of $6.1 million, or 14.8%, compared to gross profit of $41.1 million for the Third Quarter of Fiscal 2007. Gross profit as a percent of revenue was 40.4% for the Third Quarter of Fiscal 2008, an increase of 1.3 percentage points from 39.1% for the Third Quarter of Fiscal 2007. Test segment gross profit for the Third Quarter of Fiscal 2008 was $33.6 million, an increase of $3.1 million, or 10.2%, compared to gross profit of $30.5 million for the Third Quarter of Fiscal 2007. Currency translation favorably impacted Test segment gross profit by an estimated $0.9 million. Gross profit as a percent of revenue for the Test segment increased 0.8 percentage points, to 36.4%, for the Third Quarter of Fiscal 2008, compared to 35.6% for the Third Quarter of Fiscal 2007. This increase was primarily due to favorable impact of higher volume, partially offset by unfavorable product mix. Sensors segment gross profit for the Third Quarter of Fiscal 2008 was $13.6 million, an increase of $3.0 million, or 28.3%, compared to gross profit of $10.6 million for the Third Quarter of Fiscal 2007. Gross profit as a percent of revenue for the Sensors segment increased 1.1 percentage points, to 55.5%, for the Third Quarter of Fiscal 2008, compared to 54.4% for the Third Quarter of Fiscal 2007, primarily due to increased volume. Currency translation favorably impacted Sensors segment gross profit by an estimated $1.3 million.

Selling and marketing expense for the Third Quarter of Fiscal 2008 was $19.3 million, an increase of $1.8 million, or 10.3%, compared to $17.5 million for the Third Quarter of Fiscal 2007, primarily due to $0.5 million increased compensation, benefits and commission expense in the Test segment, $0.6 million increase in compensation and benefits in the Sensors segment, and an estimated $1.0 million unfavorable impact of currency translation, partially offset by a $0.3 million decrease in bad debt expense. Selling expense as a percent of revenue for the Third Quarter of Fiscal 2008 was 16.5%, compared to 16.6% for the Third Quarter of Fiscal 2007.

General and administrative expense totaled $9.0 million for the Third Quarter of Fiscal 2008, an increase of $1.1 million, or 13.9%, compared to $7.9 million for the Third Quarter of Fiscal 2007. This increase was primarily due to $0.4 million higher consulting fees, $0.4 million integration costs incurred in connection with an anticipated business acquisition, and an estimated $0.3 million unfavorable impact of currency translation. General and administrative expense as a percent of revenue increased to 7.7% for the Third Quarter of Fiscal 2008, compared to 7.5% for the Third Quarter of Fiscal 2007.

Research and development expense totaled $4.1 million for the Third Quarter of Fiscal 2008, a net decrease of $0.8 million, or 16.3%, compared to $4.9 million for the Third Quarter of Fiscal 2007. The decrease in research and development expense was planned, as the Company devoted certain of its resources towards capitalized software development activities. Research and development expense as a percent of revenue decreased to 3.5% for the Third Quarter of Fiscal 2008, compared to 4.7% for the Third Quarter of Fiscal 2007. Currency translation unfavorably impacted research and development expense by an estimated $0.1 million.

Income from operations for the Third Quarter of Fiscal 2008 increased $4.0 million, or 37.0%, to $14.8 million, compared to income from operations of $10.8 million for the Third Quarter of Fiscal 2007. Income from operations in the Test segment increased $3.1 million, or 43.1%, to $10.3 million for the Third Quarter of Fiscal 2008, compared to $7.2 million for the Third Quarter of Fiscal 2007. This increase was primarily attributable to higher gross profit, lower research and development expense, and an estimated $0.1 million favorable impact of currency translation, partially offset by planned increases in sales and marketing expenditures. Income from operations in the Sensors segment for the Third Quarter of Fiscal 2008 increased $1.0 million, or 28.6%, to $4.5 million, compared to $3.5 million for the Third Quarter of Fiscal 2007, primarily due to increased gross profit and an estimated $0.7 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.2 million for the Third Quarter of Fiscal 2008, a decrease of $0.2 million compared to $0.4 million for the Third Quarter of Fiscal 2007, due to a reduction in the Company’s long-term debt obligations. There was no significant impact on interest expense from currency translation.

Interest income was $1.1 million for the Third Quarter of Fiscal 2008, an increase of $0.2 million compared to $0.9 million for the Third Quarter of Fiscal 2007. Currency translation favorably impacted interest income by an estimated $0.1 million.

Other (expense) income, net was $0.4 million of net other expense for the Third Quarter of Fiscal 2008, a decrease of $0.9 million compared to $0.5 million of net other income in the Third Quarter of Fiscal 2007. This increase in expense was primarily due to net losses on foreign currency transactions in the Third Quarter of Fiscal 2008 compared to net gains on foreign currency transactions in the Third Quarter of Fiscal 2007. There was no significant impact on Other (expense) income, net from currency translation.

Provision for income taxes totaled $4.3 million for the Third Quarter of Fiscal 2008, an increase of $1.9 million, or 79.2%, compared to $2.4 million for the Third Quarter of Fiscal 2007, primarily due to increased earnings and a higher effective tax rate. The effective tax rate for the Third Quarter of Fiscal 2008 was 28.3%, an increase of 8.3 percentage points compared to a tax rate of 20.0% for the Third Quarter of Fiscal 2007. This increase is primarily due to more significant tax benefits in the Third Quarter of Fiscal 2007 than in the Third Quarter of Fiscal 2008, resulting from research and development tax credits and export transactions.

Net income was $12.8 million for the Third Quarter of Fiscal 2008, an increase of $2.8 million, or 28.0%, compared to $10.0 million for the Third Quarter of Fiscal 2007. During the Third Quarter of Fiscal 2008, the Company sold its Nano Instruments product line, which resulted in a gain of $2.5 million, net of tax. This product line divestiture is recorded as a discontinued operation, effective with the Third Quarter of Fiscal 2008. The increase in net income was primarily driven by increased income before discontinued operations, a $2.5 million gain on the sale of the discontinued business, net of tax, and an estimated $0.6 million favorable impact of currency translation, partially offset a $1.3 million loss from discontinued operations, net of tax.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.03 for the Third Quarter of Fiscal 2008.

First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

Revenue for the First Nine Months of Fiscal 2008 was $336.4 million, an increase of $35.0 million, or 11.6%, compared to revenue of $301.4 million for the First Nine Months of Fiscal 2007. Revenue from international customers for the First Nine Months of Fiscal 2008 represented 64.3% of total revenue, compared to 64.1% for the First Nine Months of Fiscal 2007. Test segment revenue for the First Nine Months of Fiscal 2008 was $264.4 million, an increase of $19.1 million, or 7.8%, compared to revenue of $245.3 million for the First Nine Months of Fiscal 2007, reflecting higher custom, standard product and service business and an estimated $12.3 million favorable impact of currency translation. Sensors segment revenue for the First Nine Months of Fiscal 2008 was $72.0 million, an increase of $15.9 million, or 28.3%, compared to revenue of $56.1 million for the First Nine Months of Fiscal 2007, driven by increased volume in all geographies and an estimated $6.1 million favorable impact of currency translation.

Gross profit for the First Nine Months of Fiscal 2008 increased $9.5 million, or 7.5%, to $136.5 million, compared to gross profit of $127.0 million for the First Nine Months of Fiscal 2007. Gross profit as a percent of revenue was 40.6% for the First Nine Months of Fiscal 2008, a decrease of 1.5 percentage points from 42.1% for the First Nine Months of Fiscal 2007. Test segment gross profit for the First Nine Months of Fiscal 2008 was $96.0 million, relatively flat compared to gross profit of $96.2 million for the First Nine Months of Fiscal 2007. Currency translation favorably impacted Test segment gross profit by an estimated $2.5 million. Gross profit as a percent of revenue for the Test segment decreased 2.9 percentage points, to 36.3%, for the First Nine Months of Fiscal 2008, compared to 39.2% for the First Nine Months of Fiscal 2007. This decrease was primarily due to unfavorable product mix and higher custom project costs. Sensors segment gross profit for the First Nine Months of Fiscal 2008 was $40.5 million, an increase of $9.7 million, or 31.5%, compared to gross profit of $30.8 million for the First Nine Months of Fiscal 2007. Gross profit as a percent of revenue for the Sensors segment increased 1.4 percentage points, to 56.3%, for the First Nine Months of Fiscal 2008, compared to 54.9% for the First Nine Months of Fiscal 2007, primarily due to increased volume. Currency translation favorably impacted Sensors segment gross profit by an estimated $3.3 million.

Selling and marketing expense for the First Nine Months of Fiscal 2008 was $58.0 million, an increase of $6.9 million, or 13.5%, compared to $51.1 million for the First Nine Months of Fiscal 2007, primarily due to $2.8 million increased compensation, benefits and commission expenses in the Test segment, $1.7 million increase in compensation and benefits in the Sensors segment, and an estimated $2.8 million unfavorable impact of currency translation, partially offset by a $0.4 million decrease in bad debt expense. Selling expense as a percent of revenue for the First Nine Months of Fiscal 2008 was 17.2%, compared to 17.0% for the First Nine Months of Fiscal 2007.

General and administrative expense totaled $25.6 million for the First Nine Months of Fiscal 2008, an increase of $2.5 million, or 10.8%, compared to $23.1 million for the First Nine Months of Fiscal 2007. This increase was primarily due to $1.2 million increased legal expense, $0.6 million increased staffing and benefits expense, $0.4 million integration costs incurred in connection with an anticipated business acquisition, and an estimated $0.8 million unfavorable impact of currency translation, partially offset by a $0.5 million decrease in various other expenses. The increase in legal expense primarily resulted from a $0.8 million settlement with the U.S. Department of Commerce and the U.S. Department of Justice for the District of Minnesota, related to noncompliance with U.S. export control regulations. General and administrative expense as a percent of revenue decreased to 7.6% for the First Nine Months of Fiscal 2008, compared to 7.7% for the First Nine Months of Fiscal 2007.

Research and development expense totaled $12.2 million for the First Nine Months of Fiscal 2008, a net decrease of $1.9 million, or 13.5%, compared to $14.1 million for the First Nine Months of Fiscal 2007. The decrease in research and development expense was planned, as the Company devoted certain of its resources towards capitalized software development activities. Research and development expense as a percent of revenue for the First Nine Months of Fiscal 2008 was 3.6%, compared to 4.7% for the First Nine Months of Fiscal 2006. Currency translation unfavorably impacted research and development expense by an estimated $0.1 million.

Gain on sale of assets of $0.7 million for the First Nine Months of Fiscal 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology.

Income from operations for the First Nine Months of Fiscal 2008 increased $1.2 million, or 3.0%, to $40.7 million, compared to income from operations of $39.5 million for the First Nine Months of Fiscal 2007. Income from operations in the Test segment decreased $3.3 million, or 11.4%, to $25.6 million for the First Nine Months of Fiscal 2008, compared to $28.9 million for the First Nine Months of Fiscal 2007. This decrease was primarily attributable to lower gross profit and planned increases in sales and marketing expenses, partially offset by lower research and development expense, and an estimated $0.1 million favorable impact of currency translation. Income from operations in the Sensors segment for the First Nine Months of Fiscal 2008 increased $4.5 million, or 42.5%, to $15.1 million, compared to $10.6 million for the First Nine Months of Fiscal 2007, primarily due to increased gross profit, and an estimated $1.8 million favorable impact of currency translation, partially offset by planned increases in operating expenses.

Interest expense was $0.8 million for the First Nine Months of Fiscal 2008, a decrease of $0.3 million compared to interest expense of $1.1 million for the First Nine Months of Fiscal 2007, due to a reduction in the Company’s long-term debt obligations. There was no significant impact on interest expense from currency translation.

Interest income was $3.0 million for the First Nine Months of Fiscal 2008, a decrease of $0.2 million compared to interest income of $2.8 million for the First Nine Months of Fiscal 2007. Currency translation favorably impacted interest income by an estimated $0.3 million.

Other (expense) income, net was $0.4 million of net other income for the First Nine Months of Fiscal 2008, an increase in income of $0.7 million compared to $0.3 million in net other expense in the First Nine Months of Fiscal 2007, primarily due to net gains on foreign currency transactions in the First Nine Months of Fiscal 2008 compared to net losses on foreign currency transactions in the First Nine Months of Fiscal 2007. There was no significant impact on Other (expense) income, net from currency translation.

Provision for income taxes totaled $10.7 million for the First Nine Months of Fiscal 2008, a decrease of $0.7 million, or 6.1%, compared to $11.4 million for the First Nine Months of Fiscal 2007, primarily due to a lower effective tax rate. The effective tax rate for the First Nine Months of Fiscal 2008 was 24.7%, a decrease of 3.2 percentage points compared to a tax rate of 27.9% for the First Nine Months of Fiscal 2007, due to more significant tax benefits in the First Nine Months of Fiscal 2008 than in the First Nine Months of Fiscal 2007, primarily resulting from the repatriation of earnings from Japanese affiliates.

Net income was $34.6 million for the First Nine Months of Fiscal 2008, an increase of $4.1 million, or 13.4%, compared to $30.5 million for the First Nine Months of Fiscal 2007. As previously mentioned, the Company sold its Nano Instruments product line in the Third Quarter of Fiscal 2008, which resulted in a gain of $2.5 million, net of tax. This product line divestiture is recorded as a discontinued operation, effective with the Third Quarter of Fiscal 2008. The increase in net income was primarily driven by increased income before discontinued operations, a $2.5 million gain on the sale of the discontinued business, net of tax, an estimated $1.5 million favorable impact of currency translation, partially offset by a $1.4 million loss from discontinued operations, net of tax.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.08 for the First Nine Months of Fiscal 2008.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $119.9 million at the end of the Third Quarter of Fiscal 2008. Of this amount, $27.2 million was located in North America, $84.3 million in Europe, and $8.4 million in Asia. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2008, the Company held no short-term investments.

Total cash and cash equivalents increased $15.5 million in the First Nine Months of Fiscal 2008, primarily due to earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, net proceeds received from the sale of the Nano Instruments product line, and a favorable impact of currency translation, partially offset by purchases of the Company’s common stock, increased working capital requirements, dividend payments, and investment in property and equipment. Total cash and cash equivalents increased $0.2 million in the First Nine Months of Fiscal 2007, primarily due to earnings and net proceeds generated from the conversion of short-term investments to cash and cash equivalents, partially offset by purchases of the Company’s common stock, increased working capital requirements, dividend payments, and investment in property and equipment. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and its credit facility, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash totaling $27.2 million for the First Nine Months of Fiscal 2008, compared to cash provided of $17.5 million for the First Nine Months of Fiscal 2007. Cash provided for the First Nine Months of Fiscal 2008 primarily resulted from earnings and a $1.7 million increase in advance payments received from customers driven by increased orders. This cash provided was partially offset by $7.2 million increased accounts and unbilled receivables resulting from revenue and order growth, $3.4 million increased inventories to support future revenue, and $3.0 million spending on software development activities. Cash provided for the First Nine Months of Fiscal 2007 primarily resulted from earnings, partially offset by $14.7 million increased accounts and unbilled receivables, $2.2 million increased inventories, and net employee incentive and related benefit payments of $2.0 million.

Cash flows from investing activities provided cash totaling $21.9 million for the First Nine Months of Fiscal 2008, compared to cash provided of $9.0 million for the First Nine Month of Fiscal 2007. The cash provided for the First Nine Months of 2008 was due to net proceeds from the conversion of short-term investments to cash and cash equivalents of $17.1 million, and net proceeds received from the sale of Nano Instruments product line of $11.9 million, partially offset by a $6.8 million investment in property and equipment. The cash provided for the First Nine Months of Fiscal 2007 was primarily due to the receipt of $17.8 million net proceeds from the conversion of short-term investments to cash and cash equivalents and the receipt of $1.0 million from the sale of assets associated with the Company’s linear friction welding technology, partially offset by a $9.2 million investment in property and equipment.

Cash flows from financing activities required the use of cash totaling $41.8 million for the First Nine Months of Fiscal 2008, compared to a use of cash totaling $29.8 million for the First Nine Month of Fiscal 2007. The cash usage for the First Nine Months of Fiscal 2008 was due to the use of $37.0 million to purchase 1,010,000 shares of the Company’s common stock, payment of cash dividends of $7.9 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $3.7 million received in connection with stock option exercises, and $0.7 million equity compensation income tax benefits. The cash usage for the First Nine Months of Fiscal 2007 was due to the use of $30.4 million to purchase 783,206 shares of the Company’s common stock, payment of cash dividends of $6.0 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $5.8 million received in connection with stock option exercises, and $1.9 million equity compensation income tax benefits.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2008, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of June 28, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141R and GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting principles to be used in the preparing financial statements presented in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Accordance With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” FSP No. EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on its consolidated financial statements.

In June 2008, the FASB the FASB issued Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 07-5 to have a material impact on its consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at June 28, 2008 included $119.9 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.9 million for the nine months ending June 28, 2008.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $15.6 million in revenue for the nine months ended June 28, 2008.

At June 28, 2008 the Company’s long-term debt consisted of notes payable with fixed interest rates ranging from 6.6% to 7.5%. As such, interest rate fluctuations would not have an impact on the Company’s interest expense or cash flows.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 28, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2008 - May 3, 2008	45,000	$32.54		45,000	3,242,032
May 4, 2008 - May 31, 2008	730,994	$34.20	*	730,994	2,511,038
June 1, 2008 - June 28, 2008	—	$—		—	2,511,038
Total	775,994	$34.10		775,994

* There will be a financial adjustment based on the volume-weighted average price for the common stock during a stated period, minus an agreed-upon discount.

The Company purchases its common stock to mitigate dilution related to new shares created by stock-based compensation plans such as stock options, restricted stock, and the employee stock purchase plan awards, as well as to return excess capital to shareholders.

On April 28, 2008, the Company’s Board of Directors authorized an accelerated share purchase program to acquire shares of the Company’s common stock up to an aggregate purchase price of $50.0 million. On May 5, 2008 the Company entered into an accelerated share purchase agreement to purchase shares of its common stock from J.P.Morgan Securities Inc., an agent for JPMorgan Chase Bank, National Association, London Branch, for an aggregate purchase price of $25.0 million. Under this agreement, JP Morgan borrowed and delivered to the Company 730,994 shares of common stock on May 6, 2008. The Company immediately retired those shares, and they became authorized but unissued, as required under Minnesota law. The Company acquired these shares under previously-announced share purchase authorizations, aggregating 6.0 million shares, approved by the Company’s Board of Directors in August 2005 and August 2007. Upon completion of the transaction there will be a financial adjustment, based on the volume-weighted average price of the Company’s common stock during a stated period, minus an agreed-upon discount.

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

MTS SYSTEMS CORPORATION

Dated: August 4, 2008	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chief Executive Officer

Dated: August 4, 2008	/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).