Form 10-K
period 2008-09-27
MTS SYSTEMS CORP
filed 2008-11-25
CIK 68709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

Commission File No. 0-2382

MTS SYSTEMS CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14000 Technology Drive Eden Prairie, MN	55344
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 937-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.25 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $573,275,948.

As of November 21, 2008, the Registrant had outstanding 16,927,723 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 4, 2009 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Annual Report on Form 10-K

PART 1

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

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

Products and Markets by Business Segment

Test Segment: The Test segment provides physical testing solutions including hardware, software and aftermarket support. Products are used by customers in their development of new products and in certain quality control applications to characterize the product’s mechanical properties. The Company’s products simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to limited prototype release, proving ground testing and virtual testing as it provides more controlled simulation and accurate measurement. The desirability of mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Because a significant portion of all of the products in the Test segment are considered to be capital expenditures by customers, the Company believes the timing of purchases may occasionally be delayed due to cyclical customer capital spending constraints or product development cycles.

A typical test system includes a load frame to hold the prototype specimen, a hydraulic pump or electro-mechanical power source, piston actuators to create the force or motion, and a computer controller with specialized software to coordinate the actuator movement and record and manipulate results. Lower force and less dynamic testing can usually be accomplished with electro-mechanical power sources, which are generally less expensive than hydraulic systems. Higher force and more dynamic testing typically require hydraulically powered systems, which are usually more expensive. In addition to these basic components, the Test segment sells a variety of accessories and spare parts, as well as services, including installation, calibration, maintenance, training and consulting.

The Test segment has a diverse set of customers by industry and global geography. Generally, North America, Europe and Asia each accounts for approximately one-third of revenue, as measured by customer location.

Products and customers are grouped by the Company into the following three global markets:

•

Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, and off-road vehicle manufacturers and their suppliers. Test segment system and service products are utilized in customer testing of vehicles, subsystems and components. System examples include road and track simulators, tire performance and transmission test systems. This is the largest Test segment market, representing approximately 50% of segment revenue.

•

Infrastructure: This market is the most diverse of the Test segment markets, with customer testing uses ranging from the physical characterization of basic materials, such as ceramics, composites and steel, to high-force and high frequency applications for seismic event or blast simulation and drill bit testing for the petroleum industry. Bio-medical applications include systems to test wear and performance of implants, prostheses, and other medical and dental materials and devices. This global market represents approximately 35% of Test segment revenue.

•

Aerospace: This market consists of manufacturers of commercial, military, and private aircraft and their suppliers. These customers use the Company’s products, systems, and software to perform static and fatigue testing of aircraft and space vehicles as well as sub-systems, components and materials. This market represents approximately 15% of Test segment revenue.

Sensors Segment: The Sensors segment products are used by industrial machinery and mobile equipment manufacturers to automate the operation of their products for improved end-user productivity and safety. Examples of customer industries include manufacturers of plastic injection molding machines, steel mills, fluid power, oil and gas, medical, wood product processing equipment, mobile equipment, and alternative energy. Sensors segment products are also used to measure fluid displacement, such as liquid levels for customers in the process industries.

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

Financial information about the Company’s segments is included in Item 7 of this Annual Report on Form 10-K and Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test segment: Test segment products are sold worldwide through a direct field sales and service force, independent representatives in less developed markets, and to a much lesser extent, the internet and catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives are compensated through commissions based upon orders.

In addition to field sales and service personnel throughout the United States, the Test segment has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Gloucester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, Korea; Shanghai, Beijing and Hong Kong, China.

In fiscal 2008, product orders in the Test segment ranged in value from a few hundred dollars to $17 million on an equivalent United States dollar basis. The average order size was approximately $100,000. The Test segment also markets services to customers on a per-call and contract basis, accounting for virtually all of the Company’s Service Revenue in the Consolidated Statements of Income. Service orders in fiscal 2008 ranged from $100 to over $1 million on a United States dollar-equivalent basis.

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

Sensors segment: Sensors segment products are sold worldwide through a direct sales force as well as through independent distributors. The direct sales force is compensated through salary and commissions based upon revenue. The independent distributors pay the Company a wholesale price and re-sell the product to their customers. Sensors segment products are sold at unit prices ranging from $25 to $3,500, with an average sales price of approximately $500 on a United States dollar-

equivalent basis. While the average sales cycle for the Sensors segment is approximately 1-4 weeks for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at the Company’s headquarters in Eden Prairie, Minnesota. Some smaller system assembly is performed at Company locations in Berlin, Germany; Seoul, South Korea; and Shanghai, China. Installation of systems, training, service and consulting services are primarily delivered by the Test segment at the customer site. The production cycle for a typical Test segment system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex systems may be up to three years.

Sensors Segment: Sensors are primarily built to order, engineered and assembled regionally at facilities located in Cary, North Carolina; Ludenscheid, Germany; and Tokyo, Japan. Production cycles generally vary from several days to several months, depending on the degree of product customization, the size of the order and manufacturing capacity.

Sources and Availability of Raw Materials and Components

A significant portion of test systems and sensors products consist of materials and component parts purchased from independent vendors. The Company is dependent, in certain situations, on a limited number of vendors to provide raw material, mechanical and electronic components, and software. However, the Company has not experienced significant issues in procuring any essential materials, parts, or components needed in its engineering or production processes for extended periods.

As the Test segment generally sells products and services based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability of any project. The material and component cost variability is considered in the estimation and customer negotiation process. The Company believes that fluctuations in the cost of raw materials and components have not had a significant impact on operating results.

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

Seasonality

There is no significant seasonality to Test or Sensors segment revenue.

Working Capital

Neither the Test nor the Sensors segment have significant finished product inventory, but maintain inventories of materials and components to facilitate on time product delivery. The Test segment may have varying levels of work-in-process projects that are classified as inventory or unbilled receivables, depending upon the production cycle timing of orders, project revenue recognition and shipments to customers.

In the Test segment, payments are often received from customers upon order or at milestones during the fulfillment of the order, depending upon the size and customization of the system. These are recorded as Advance Payments from Customers on the Company’s Consolidated Balance Sheets and reduced as revenue is recognized. Conversely, if revenue is recognized on a project prior to customer billing, an Unbilled Accounts Receivable is recorded on the Company’s Consolidated Balance Sheets until the customer is billed. Upon billing, it is recorded as Accounts Receivable. Changes in the average size, payment terms and revenue recognition for orders in the Test segment may have a significant impact on investment in Accounts Receivable, Unbilled Accounts Receivable, Advance Payments from Customers and Inventory. It has not been the Company’s practice to provide rights of return for its products. Payment terms vary and are subject to negotiation.

Customers

The Company does not have a significant concentration of sales with any individual customer. Therefore, the loss of any one customer would not have a material impact on the Company.

Order Backlog

Most of the Company’s products are built to order. The Company’s backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $235 million, $205 million, and $189 million at September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The majority of this backlog is related to the Test segment. Based on anticipated production schedules, the Company estimates that approximately $204 million of the backlog at September 27, 2008 will be converted to revenue during fiscal 2009. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site to install the system. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations.

Government Contracts

No material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any government.

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

Research and Development

The Company invests in significant product, system, and software application development. The Company also occasionally contracts with its customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $16.2 million, $19.3 million and $18.0 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. During the fiscal year ended September 27, 2008, the

Company allocated certain of its resources towards capitalized software development activities. Total software development costs capitalized during the fiscal year ended September 27, 2008 were $4.2 million.

Environmental Matters

The Company believes its operations are in compliance with all applicable environmental regulations within the jurisdictions in which it operates.

Executive Officers

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers over the last five years is as follows:

Officer	Business Experience	Age	Officer Since

Laura B. Hamilton, Chair, President and Chief Executive Officer	Chair of the Board since September 2008, and Chief Executive Officer since January 2008. President since June 2007 and Chief Operating Officer from June 2007 to January 2008. Senior Vice President of Test from May 2003 to June 2007.	47	2000

Joachim Hellwig, Vice President	Vice President of the Company’s Sensors business since January 2003.	59	2003

Susan E. Knight, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since October 2001.	54	2001

K. M. Staby, Vice President	Vice President of Human Resources and Strategy since January 2006. Vice President of Human Resources from 2000 to 2006.	62	2000

Employees

The Company had 1,660 employees as of September 27, 2008, including approximately 543 employees located outside the United States.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the “Investor Relations” pages of the Company’s website, www.mts.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The MTS Systems Corporation Code of Business Conduct, any waivers from and amendments to the Code, and the Company’s Corporate Governance Guidelines, Articles of Incorporation and Bylaws, as well as the Charters for the Audit, Compensation, and Governance and Nominating Committees of the Company’s Board of Directors are also available free of charge on the “Investor Relations” pages at www.mts.com. The Company’s SEC filings are also available at the SEC online EDGAR database at www.sec.gov.

Item 1A.	Risk Factors

The following summarizes, in no particular order, certain risks which could harm the Company’s business, financial condition and operating results. No such list can be comprehensive or predict in detail exactly which of the risks listed below could occur. All statements other than statements of historic fact in each of the Company’s public announcements and filings with the SEC are “forward-looking statements” within the meaning of the U.S. securities laws and should be read in light of these risk factors.

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

The Company may experience difficulties obtaining the services of skilled employees. The Company relies on knowledgeable, experienced and skilled technical personnel, particularly engineers, account executives, and service personnel, to design, assemble, sell and service its products. The Company also requires capable senior executives to lead the business and may be unable to attract, retain and motivate sufficient numbers of such people.

The Company may not achieve its growth plans for the expansion of the business. In addition to market penetration, the Company’s long-term success depends on its ability to expand the business through (a) new product development, (b) mergers and acquisitions or (c) geographic expansion.

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

The Company’s business is significantly international in scope, which poses multiple unique risks. Sales outside of the United States, including export sales from U.S. businesses, accounted for approximately two-thirds of the Company’s revenue in fiscal 2008. Accordingly, the Company’s business is subject to the political, economic and other risks that are inherent in operating in many countries. These risks include:

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

The business could be adversely affected by product liability and commercial litigation. The Company’s products may be asserted to cause or contribute to personal injury or property damage to its customers’ facilities or their employees. Additionally, the Company is, from time to time, involved in various kinds of commercial disputes with customers, vendors and others. The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve, may result in substantial liability to the Company, and may be in excess of available sources of insurance or other forms of reimbursement.

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

The Company’s business is subject to intense competition. The Company’s products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, customer relationships, and after market support. If the Company is not perceived as competitive in overall value measured by these criteria, its customers may choose solutions offered by its competitors or developed internally.

Interest rate fluctuations could adversely affect results. Significant changes in interest rates may affect the Company’s business in several contradictory ways, depending on the Company’s financial position. The Company may, in the future, use debt to finance the growth of the business through acquisitions, purchase shares of the Company’s common stock or to finance working capital needs. Fluctuations in interest rates can increase borrowing costs. Increases in short-term interest rates will directly impact the amount of interest the Company is required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest the Company earns on cash and short term investments.

Volatility in the global economy could adversely affect results. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Currently, these conditions have not had a significant impact our financial condition or results of operations. However, there can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact on our financial results. The current tightening of credit in financial markets advversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have our business and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s primary owned and leased facilities at September 27, 2008 were as follows:

Owned Property:

Location	Use of Facility	Square Footage

Eden Prairie, Minnesota USA	Corporate headquarters and primary Test segment manufacturing and research	420,000

Cary, North Carolina USA	Sensors segment manufacturing, research and North American sales and service administration	65,000

Berlin, Germany	Test segment manufacturing and European sales and service administration	80,000

Leased Property:

Location	Use of Facility	Square Footage	Lease Expires

Chanhassen, MN USA	Test segment manufacturing	97,000	2013

Ludenscheid, Germany	Sensors segment headquarters, manufacturing, research and European sales and service administration	55,000	2012

Tokyo, Japan	Test segment sales and service administration	13,875	2009

	Sensors segment manufacturing and Asia sales and service administration	8,400	2015

Seoul, South Korea	Test segment sales, service administration and assembly	7,784	2009

Shanghai, China	Test segment sales, service administration and assembly	13,257	2010

Berlin, Germany	Land under Berlin facility	29,520	2052

The Company also leases space in the United States, Europe and Asia for sales and service administration for the Test segment, including locations in Madison Heights, Michigan; Paris, France; Gloucester, United Kingdom; Gothenburg, Sweden; Turin, Italy; Nagoya, Japan; Beijing and Hong Kong, China, and in various other cities in the United States. Neither the amount of leased space nor the rental obligations are significant individually or in the aggregate. Additional information relative to lease obligations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

The Company considers its current facilities adequate to support its operations during fiscal year 2009.

Item 3.	Legal Proceedings

During the second quarter of fiscal 2008, the Company settled the previously disclosed investigations by the U.S. Department of Justice and the U.S. Department of Commerce. A description of the settlements is contained in Item 8.01, Other Events, of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2008, which is incorporated by reference herein.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 27, 2008.

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

Quarter Ended	Low	High	Close	Volume

December 30, 2006	$31.10	$39.87	$38.62	6,181,757

March 31, 2007	$35.64	$42.98	$38.84	8,851,364

June 30, 2007	$37.23	$45.12	$44.67	6,501,027

September 29, 2007	$38.42	$47.45	$41.60	7,685,326

December 29, 2007	$39.39	$46.29	$43.36	6,616,609

March 29, 2008	$29.35	$44.67	$32.63	10,922,775

June 28, 2008	$30.39	$39.68	$36.08	8,069,218

September 27, 2008	$34.90	$43.88	$42.51	6,654,843

* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 21, 2008, there were 1,039 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

First Quarter September 30, 2007 - December 29, 2007	108,000	$42.63	108,000	3,413,032

Second Quarter December 30, 2007 - March 29, 2008	126,000	$35.31	126,000	3,287,032

Third Quarter March 30, 2008 - June 28, 2008	775,994	$38.41	775,994	2,511,038

Fourth Quarter Fiscal Month June 29, 2008 - August 2, 2008	—	$—	—	2,511,038

August 3, 2008 - August 30, 2008	—	$—	—	2,511,038

August 31, 2008 - September 27, 2008	—	$—	—	2,511,038

Fourth Quarter	—	—	—	2,511,038

Fiscal Year 2008	1,009,994	$38.47	1,009,994

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During fiscal year 2008, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 25, 2005. The Company’s Board of Directors also approved, and on August 20, 2007 announced, a new 3.0 million share purchase authorization. Authority over pricing and timing under both authorizations has been delegated to management. The share purchase authorizations have no expiration date.

On April 28, 2008, the Company’s Board of Directors authorized an accelerated share purchase program to acquire shares of the Company’s common stock up to an aggregate purchase price of $50 million. On May 5, 2008, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank to purchase approximately 0.7 million shares of its common stock for $25 million. The transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively, at the share retirement date. The accelerated share purchase agreement expired on September 22, 2008. Upon completion of the transaction, the Company made a final settlement payment of $3.3 million, based on the volume-weighted average price of the Company’s common stock during the contractual period, minus an agreed-upon discount. This settlement transaction was accounted for as a reduction in retained earnings of $3.3 million.

The Company’s dividend policy is to target a long-term payout ratio of approximately 25% of net earnings. During fiscal year 2008, the Company paid quarterly cash dividends of $0.15 per share to holders of its common stock.

The Company’s long term debt agreements include minimum net worth and book leverage covenants that restrict its ability to pay dividends and purchase outstanding shares of common stock. As of September 27, 2008 and September 29, 2007, the Company was in compliance with these agreements. Information on the Company’s debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Information regarding the Company’s equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Shareholder Return Performance:

The graph and table below set forth a comparison of the cumulative total return of the Company’s Common Stock over the last five fiscal years. Assuming a $100 investment on September 27, 2003 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) who are traded on the NASDAQ, AMEX and NYSE exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED

	9/27/03	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08

MTS Systems Corporation	$100.00	$154.41	$266.30	$230.66	$300.31	$311.83

Russell 2000 Index	100.00	119.37	140.79	154.77	173.86	154.19

*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	117.87	133.68	147.17	188.25	154.94

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 and the balance sheet data at September 27, 2008 and September 29, 2007 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended October 1, 2005 and October 2, 2004 and the balance sheet data at September 30, 2006, October 1, 2005 and October 2, 2004 are derived from financial statements of the Company that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(September 27, 2008; September 29, 2007; September 30, 2006; October 1, 2005; and October 2, 2004)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2008	2007	2006	2005	2004[1]

Operations
Revenue	$460,515	$410,091	$387,924	$367,950	$330,271
Gross profit	190,253	173,638	168,235	160,557	134,086
Gross profit as a % of revenue	41.3%	42.3%	43.4%	43.6%	40.6%
Research and development expense	$16,232	$19,285	$17,969	$14,199	$11,906
Research and development as a % of revenue	3.5%	4.7%	4.6%	3.9%	3.6%
Effective income tax rate	28.0%	27.5%	33.7%	29.4%	36.7%
Income before discontinued operations	$47,110	$41,041	$37,969	$36,725	$26,538
Net income	49,191	41,996	39,323	37,058	28,983
Net income as a % of revenue	10.7%	10.2%	10.1%	10.1%	8.8%
Diluted earnings per share of common stock before discontinued operations	$2.68	$2.24	$1.97	$1.79	$1.24
Diluted earnings per share of common stock	2.80	2.29	2.04	1.81	1.35
Weighted average dilutive shares outstanding during the year[2]	17,544	18,330	19,229	20,509	21,464
Net interest income (expense)	$2,950	$2,590	$1,879	$220	$(909)
Depreciation and amortization	9,207	7,985	7,302	8,100	7,890

Financial Position

Cash, cash equivalents and short-term investments	$114,099	$121,395	$121,537	$159,793	$129,303
Property and equipment, net	50,534	49,747	42,972	42,351	43,956
Total assets	399,157	352,981	324,123	351,732	341,635
Interest-bearing debt[3]	26,308	8,991	15,673	23,963	30,718
Total shareholders’ investment	204,942	189,701	169,321	188,432	171,796
Interest-bearing debt as a % of shareholders’ investment	12.8%	4.7%	9.3%	12.7%	17.9%
Return on equity[4]	25.9%	24.8%	20.9%	21.6%	16.5%

Other Statistics

Number of common shareholders of record at year-end[5]	1,043	1,092	1,201	1,471	1,644
Number of employees at year-end	1,660	1,575	1,474	1,516	1,471
Orders	$485,274	$421,437	$366,626	$397,642	$380,621
Backlog of orders at year-end	234,710	204,558	189,000	217,982	184,805
Cash dividends paid per share	0.60	0.48	0.41	0.34	0.26

[1] The fiscal year ended October 2, 2004 was a 53-week fiscal year, whereas all other fiscal years presented were 52-week periods.
[2] Assumes the conversion of potential common shares using the treasury stock method.
[3] Consists of short-term borrowings and the current and non-current portion of long-term debt.
[4] Calculated by dividing Net Income by beginning Shareholders’ Investment.
[5] Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS is a leading global supplier of mechanical test systems and high-performance industrial position sensors. The Company’s testing solutions help customers accelerate and improve their design and development processes and are used for determining the mechanical behavior of materials, components, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and mobile hydraulic applications. MTS had 1,660 employees and revenue of $461 million for the fiscal year ended September 27, 2008.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 consisted of 52 weeks.

Summary of Results
Orders for fiscal year 2008 increased 15.2%, to $485.3 million, compared to orders of $421.4 million for fiscal year 2007. In fiscal year 2006, orders totaled $366.6 million. The increase in orders in fiscal year 2008 from fiscal year 2007 represents growth of 14.4% and 18.2% in the Test and Sensors segment, respectively, and includes an estimated $21.1 million favorable impact of currency translation. The increase in orders in fiscal year 2007 from fiscal year 2006 represents growth of 13.4% and 22.1% in the Test and Sensors segments, respectively, and includes an estimated $9.1 million favorable impact of currency translation. Backlog of undelivered orders at September 27, 2008 increased 14.7%, to $234.7 million, compared to backlog of $204.6 million at September 29, 2007. Backlog at the end of fiscal year 2006 totaled $189.0 million.

Revenue of $460.5 million for fiscal year 2008 increased 12.3%, compared to revenue of $410.1 million for fiscal year 2007. Revenue for fiscal year 2006 totaled $387.9 million. The increase in revenue in fiscal year 2008 from fiscal year 2007 represents growth of 9.3% and 25.4% in the Test and Sensors segments, respectively, and includes an estimated $22.1 million favorable impact of currency translation. The increase in revenue in fiscal year 2007 from fiscal year 2006 represents growth of 2.9% and 19.8% in the Test and Sensors segments, respectively, and includes an estimated $11.6 million favorable impact of currency translation.

Gross profit for fiscal year 2008 was $190.3 million, an increase of 9.6% compared to gross profit of $173.6 million for fiscal year 2007. This increase included an estimated $7.2 million favorable impact of currency translation. The $5.4 million increase in fiscal year 2007 gross profit compared to $168.2 million of gross profit for fiscal year 2006 included an estimated $3.4 million favorable impact of currency translation. Gross profit as a percentage of revenue for fiscal year 2008 was 41.3%, a decrease of 1.0 percentage point compared to 42.3% for fiscal year 2007. Gross profit as a percentage of revenue for fiscal year 2006 was 43.4%. The decrease in the gross profit rate for fiscal year 2008 compared to fiscal year 2007 was driven by unfavorable product mix and higher custom project costs in the Test segment, partially offset by higher volume. The decrease in the gross margin rate for fiscal year 2007 compared to fiscal year 2006 was driven by higher custom project costs and unfavorable product mix in the Test segment.

Income from operations for fiscal year 2008 increased 14.4%, to $61.8 million, compared to $54.0 million for fiscal year 2007. Income from operations for fiscal year 2006 totaled $54.4 million. The increase in fiscal year 2008 from fiscal year 2007 was primarily due to higher gross profit and lower research and development expense, partially offset by planned increases in operating expenditures to support strategic initiatives. The decrease in fiscal year 2007 compared to fiscal year 2006 was primarily due to planned increases in sales, marketing, and research and development spending to support strategic initiatives, primarily offset by higher gross profit.

Income before discontinued operations for fiscal year 2008 increased 14.9%, to $47.1 million, compared to $41.0 million for fiscal year 2007. Income before discontinued operations for fiscal year 2006 totaled $38.0 million. The increase in fiscal year 2008 from fiscal year 2007 was primarily due to stronger operating performance in both segments, and $1.0 million favorable currency transaction gains, partially offset by higher income tax expense of $2.8 million. The higher income tax expense is primarily due to increased operating income. The increase in fiscal year 2007 from fiscal year 2006 was primarily due $3.8 million lower income tax expense, partially offset by $1.4 million of unfavorable currency transaction losses. The lower income tax expense resulted from the enactment of favorable tax legislation in Germany and the United States.

Net income was $49.2 million, or $2.80 per diluted share, for fiscal year 2008, an increase of 17.1% compared to $42.0 million, or $2.29 per diluted share, for fiscal year 2007, and increased from $39.3 million, or $2.04 per diluted share, for fiscal year 2006. The increase in net income in fiscal year 2008 from fiscal year 2007 was primarily the result of higher income before discontinued operations and $1.1 million increased income from discontinued operations associated with a gain on the sale of the Nano product line during fiscal year 2008. The increase in net income in fiscal year 2007 from fiscal year 2006 was primarily due to increased income before discontinued operations.

During fiscal year 2008, the Company purchased approximately 1.0 million shares of its common stock. The reduction in shares outstanding positively impacted the Company’s earnings per share by $0.12 for fiscal year 2008.

Detailed Financial Results

Orders and Backlog

	2008	2007	2006

	(expressed in thousands)
Orders	$485,274	$421,437	$366,626

Backlog of Undelivered Orders	$234,710	$204,558	$189,000

Orders for fiscal year 2008 totaled $485.3 million, an increase of $63.9 million, or 15.2%, compared to orders of $421.4 million for fiscal year 2007. In fiscal year 2006, orders totaled $366.6 million. The increase in orders in fiscal year 2008 from fiscal year 2007 is primarily driven by Test segment orders in Europe and North America, and worldwide growth in the Sensors segment, as well as an estimated $21.1 million favorable impact of currency translation. The increase in orders in fiscal year 2007 from fiscal year 2006 was primarily due to Test segment orders in Asia, continued worldwide growth in the Sensors segment, and an estimated $9.1 million favorable impact of currency translation.

Orders for the Test segment totaled $389.8 million for fiscal year 2008, an increase of $49.2 million, or 14.4%, compared to orders of $340.6 million for fiscal year 2007. Test segment orders for fiscal year 2006 totaled $300.4 million. The increase in orders in fiscal year 2008 from fiscal year 2007 was primarily due to increased volume in Europe and North America, and an estimated $14.1 million favorable impact of currency translation. During fiscal year 2008, the Company booked six large custom orders which aggregated to approximately $52 million. During fiscal year 2007, the Company booked five large custom orders which aggregated to approximately $41 million. The Company considers an individual order valued at an amount equal to or greater than $5 million a significant order. The increase in orders in fiscal year 2007 from fiscal year 2006 was primarily due to increased volume in Asia and an estimated $6.3 million favorable impact of currency translation. The Test segment booked 80.3% of total Company orders for fiscal year 2008, compared to 80.8% of total Company orders for fiscal year 2007 and 81.9% for fiscal year 2006.

Orders for the Sensors segment totaled $95.5 million for fiscal year 2008, an increase of $14.7 million, or 18.2%, compared to orders of $80.8 million for fiscal year 2007. Orders for the Sensors segment in fiscal year 2006 totaled $66.2 million. The increase in orders in fiscal year 2008 from fiscal year 2007 was primarily due to continued worldwide growth and an estimated $7.0 million favorable impact of currency translation. The increase in orders in fiscal year 2007 from fiscal year 2006 was primarily due to worldwide growth and an estimated $2.8 million favorable impact of currency translation. The Sensors segment booked 19.7% of total Company orders for fiscal year 2008, compared to 19.2% of total Company orders for fiscal year 2007 and 18.1% for fiscal year 2006.

Orders in the Americas totaled $176.2 million during fiscal year 2008, up $26.8 million, or 17.9%, compared to orders of $149.4 million for fiscal year 2007. Orders in the Americas during fiscal year 2006 totaled $149.9 million. Orders in Europe totaled $168.4 million during fiscal year 2008, an increase of $33.9 million, or 25.2%, compared to orders of $134.5 million for fiscal year 2007. Orders in Europe during fiscal year 2006 totaled $126.6 million. Orders in Asia totaled $140.2 million during fiscal year 2008, an increase of $3.2 million, or 2.3%, compared to orders of $137.0 million for fiscal year 2007. Orders in Asia during fiscal year 2006 totaled $89.9 million. Other international orders totaled $0.5 million, $0.5 million, and $0.2 million, respectively, for fiscal years 2008, 2007, and 2006.

Backlog of undelivered orders at September 27, 2008 totaled $234.7 million, an increase of approximately $30.1 million, or 14.7%, compared to backlog of $204.6 million at September 29, 2007. Backlog at the end of fiscal year 2006 totaled $189.0 million. The increase in backlog in fiscal year 2008 from fiscal year 2007 was primarily due to increased order volume in both segments, and an estimated $5.4 million favorable impact of currency translation. The increase in backlog in fiscal year 2007 from fiscal year 2006 was also primarily due to increased order volume in both segments. The Company believes backlog is not an absolute indicator of its future revenue because a substantial portion of the orders constituting this backlog could be cancelled at the customer’s discretion. Historically, the Company seldomly has experienced cancellations of orders larger than $1.0 million. Based on anticipated production schedules and other factors, the Company believes that approximately $204 million of the backlog at September 27, 2008 will be converted to revenue during fiscal year 2009.

Revenue

	2008	2007	2006

	(expressed in thousands)
Revenue	$460,515	$410,091	$387,924

Revenue for fiscal year 2008 totaled $460.5 million, an increase of $50.4 million, or 12.3%, compared to revenue of $410.1 million for fiscal year 2007. Revenue for fiscal year 2006 totaled $387.9 million. The increase in revenue in fiscal year 2008 from fiscal 2007 was primarily due to an increase in custom business in the Test segment, continued growth in the Sensors segment, and an estimated $22.1 million favorable impact of currency translation. The increase in revenue in fiscal year 2007 from fiscal year 2006 was primarily due to increases in standard product and service business in the Test segment, growth in the Sensors segment, and an estimated $11.6 million favorable impact of currency translation.

Revenue for the Test segment totaled $364.1 million for fiscal year 2008, compared to revenue of $333.2 million for fiscal year 2007 and revenue of $323.7 million for fiscal year 2006. The increase in revenue for fiscal year 2008 from fiscal year 2007 was primarily due to an increase in custom business and an estimated $14.7 million favorable impact of currency translation. The increase in revenue for fiscal year 2007 was primarily due to an increase in standard product and service business and an estimated $8.7 million favorable impact of currency translation.

Revenue for the Sensors segment totaled $96.4 million for fiscal year 2008, compared to $76.9 million for fiscal year 2007 and $64.2 million for fiscal year 2006. The increase in revenue in fiscal year 2008 from fiscal year 2007 was primarily due to higher beginning backlog, increased worldwide order volume, and an estimated $7.4 million favorable impact of currency translation. The increase in revenue in fiscal year 2007 from fiscal year 2006 was primarily due to higher order volume, and an estimated $2.9 million favorable impact of currency translation.

Revenue of $168.6 million in the Americas for fiscal year 2008 increased $19.8 million, or 13.3%, compared to revenue of $148.8 million for fiscal year 2007. Revenue in the Americas for fiscal year 2006 totaled $132.5 million. Revenue in Europe of $152.0 million for fiscal year 2008 increased $4.5 million, or 3.1%, compared to $147.5 million for fiscal year 2007. Revenue in Europe for fiscal year 2006 totaled $139.9 million. Revenue of $139.5 million in Asia for fiscal year 2008 increased $26.2 million, or 23.1%, compared to $113.3 million for fiscal year 2007. Revenue in Asia for fiscal year 2006 totaled $115.1 million. Other international revenue totaled $0.4 million, $0.5 million, and $0.4 million, respectively, for fiscal years 2008, 2007, and 2006.

Although selective product price changes were implemented during each of the three fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross Profit

	2008	2007	2006

	(expressed in thousands)
Gross Profit	$190,253	$173,638	$168,235

% of Revenue	41.3%	42.3%	43.4%

Gross profit as a percentage of revenue decreased to 41.3% for fiscal year 2008 from 42.3% for fiscal year 2007. Gross profit as a percentage of revenue was 43.4% for fiscal year 2006. The decrease in gross profit as a percentage of revenue for fiscal year 2008 from fiscal year 2007 was primarily due to unfavorable product mix and higher custom project costs in the Test segment, as well as a 0.5 percentage point unfavorable impact of currency translation, partially offset by increased volume. The decrease in gross profit as a percentage of revenue for fiscal year 2007 from fiscal year 2006 was primarily due to higher custom project costs and unfavorable product mix in the Test segment, as well as a 0.3 percentage point unfavorable impact of currency translation, partially offset by increased operating efficiency in the Sensors segment.

Gross profit as a percentage of revenue for the Test segment was 37.3% for fiscal year 2008, a decrease from 39.3% for fiscal year 2007 and 41.3% for fiscal year 2006. The decrease in gross profit rate in fiscal year 2008 was primarily due to unfavorable product mix and higher custom project costs, as well as a 0.7 percentage point unfavorable impact of currency translation. The decrease in gross profit rate in fiscal year 2007 was primarily due to higher custom project costs and unfavorable product mix, as well as a 0.5 percentage point unfavorable impact of currency translation.

Gross profit as a percentage of revenue for the Sensors segment was 56.6% for fiscal year 2008, an increase from 55.6% and 53.6% for fiscal years 2007 and 2006, respectively. The gross profit rate increase in fiscal year 2008 was primarily due to increased volume. The gross profit rate increase in fiscal year 2007 was primarily due to increased volume and improved operational efficiency. There was no significant impact on gross profit rate due to currency translation in fiscal years 2008, 2007 or 2006.

Selling, Marketing, General and Administrative Expense

	2008	2007	2006

	(expressed in thousands)
Selling & Marketing	$76,867	$68,907	$63,901
General & Administrative	35,393	32,216	32,851

Total	$112,260	$101,123	$96,752

% of Revenue	24.4%	24.7%	24.9%

Selling and marketing expense increased $8.0 million for fiscal year 2008, primarily due to $3.1 million increased compensation, benefits and commissions in the Test segment, driven by normal annual merit increases as well as increased order volume, $2.4 million planned investment in strategic sales and marketing initiatives in the Sensors segment, and an estimated $2.9 million unfavorable impact of currency translation, partially offset by a $0.4 million reduction in bad debt expense. Selling expense increased $5.0 million for fiscal year 2007, primarily due to $3.1 million increased compensation, benefits and commissions in the Test segment, driven by normal annual merit increases as well as increased order volume, $1.8 million planned investment in strategic sales and marketing initiatives in the Sensors segment, and an estimated $1.6 million unfavorable impact of currency translation, partially offset by a $1.5 million reduction in selling costs associated with the exit of the noise and vibration business.

General and administrative expense increased $3.2 million for fiscal year 2008, primarily due to $1.5 million of integration costs related to the acquisition of SANS Group (“SANS”), $0.7 million increase in compensation and benefits, $0.5 million increased legal fees, and an estimated $1.0 million unfavorable impact of currency translation, partially offset by $0.5 million reduction in various other expenses. The increase in legal expense primarily resulted from a $0.8 million settlement with the U.S. Department of Commerce and the U.S. Department of Justice, related to noncompliance with U.S. export control regulations. General and administrative expense decreased $0.6 million for fiscal year 2007, primarily due to $3.2 million decrease in consulting and professional fees, partially offset by a $2.0 million increase in compensation and benefits and an estimated $0.6 million unfavorable impact of currency translation.

Selling, marketing, general and administrative (“SG&A”) expense for the Test segment increased to $83.5 million in fiscal year 2008 from $77.3 million and $77.2 million in fiscal years 2007 and 2006, respectively. The increase in SG&A in fiscal year 2008 was primarily due to a $3.2 million increase in compensation, benefits and commissions, $1.5 million of integration costs related to the acquisition of SANS, $0.5M increased legal fees, as well as an estimated $2.3 million unfavorable impact of currency translation in fiscal year 2008. These factors were partially offset by $0.4 million decreased bad debt expense, and a $0.9 million decrease in various other expenses. The increase in fiscal year 2007 was primarily due to a $3.2 million increase in compensation, benefits and commissions, as well as an estimated $1.6 million unfavorable impact of currency translation in fiscal year 2007, mainly offset by $3.2 million decreased consulting and other professional fees, and $1.5 million reduced expense associated with the exited noise and vibration business.

SG&A expense for the Sensors segment increased to $28.8 million for fiscal year 2008 from $23.8 million and $19.6 million for fiscal years 2007 and 2006, respectively. The increase in SG&A expense for fiscal year 2008 was primarily due to $3.3 million increased compensation, benefits and other costs to support strategic initiatives, and an estimated $1.6 million unfavorable impact of currency translation. The increase in SG&A expense in fiscal year 2007 was primarily due to $3.5 million increased compensation, benefits and other costs to support strategic initiatives, and an estimated $0.7 million unfavorable impact of currency translation.

Research and Development Expense

	2008	2007	2006

	(expressed in thousands)
Research & Development	$16,232	$19,285	$17,969

% of Revenue	3.5%	4.7%	4.6%

Research and development (“R&D”) expense includes expenses for both equipment and software development in the Test and Sensors segments. R&D expense as a percentage of revenue decreased to 3.5% in fiscal year 2008, as the Company allocated certain of its resources towards capitalized software development activities in the Test segment. Total software development costs capitalized during the fiscal year ended September 27, 2008 were $4.2 million. R&D expense as a percentage of revenue increased slightly in fiscal year 2007, primarily due to a planned increase in expenditures for new product development in both the Test and Sensors segments.

During fiscal year 2008, approximately 68.1% of the Company’s total R&D spending was in the Test Segment, compared to 78.0% and 79.5% in fiscal years 2007 and 2006, respectively.

Gain on Sale of Assets
Gain on sale of assets of $0.7 million for fiscal year 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology. Gain on sale of assets of $0.9 million for fiscal year 2006 resulted from the sale of assets of the Company’s noise and vibration business.

Interest (Expense) Income

	2008	2007	2006

	(expressed in thousands)
Interest Expense	$(1,083)	$(1,309)	$(1,716)
Interest Income	$4,033	$3,899	$3,595

Interest expense of $1.1 million for fiscal year 2008 decreased from $1.3 million and $1.7 million for fiscal years 2007 and 2006, respectively, due to reductions in outstanding long-term debt. Interest income of $4.0 million in fiscal year 2008 increased from $3.9 million and $3.6 million for fiscal years 2007 and 2006, respectively, as higher global interest rates more than offset declines in the Company’s average balances of cash, cash equivalents, and short-term investments compared to previous fiscal years.

Other Income, net
Other income for fiscal year 2008 was $0.7 million, compared to other income of less than $0.1 million and other income of $1.0 million for fiscal years 2007 and 2006, respectively. Other income for fiscal 2008 included a net gain of $0.4 million related to currency transactions. Other income for fiscal 2007 included a $0.3 million favorable legal settlement involving intellectual property, as well as $0.4 million of other miscellaneous income, which was mainly offset by a net loss of $0.6 million related to currency transactions. Other income for fiscal year 2006 primarily reflected a net gain of $0.8 million related to currency transactions.

Operating Results

	2008	2007	2006

	(expressed in thousands)
Income from Operations	$61,761	$53,972	$54,386
Income Before Income Taxes and Discontinued Operations	65,460	56,590	57,306
% of Revenue	14.2%	13.8%	14.8%

Effective Income Tax Rate	28.0%	27.5%	33.7%

Income Before Discontinued Operations	$47,110	$41,041	$37,969

Income Before Discontinued Operations per Diluted Share	$2.68	$2.24	$1.97

Income from operations for fiscal year 2008 increased 14.4%, to $61.8 million, compared to $54.0 million for fiscal year 2007. Income from operations for fiscal year 2006 totaled $54.4 million. The increase in fiscal year 2008 from fiscal year 2007 was primarily due to higher gross profit and lower research and development expense, and an estimated $3.1 million favorable impact of currency translation, partially offset by planned increases in operating expenditures to support strategic initiatives. The decrease in fiscal year 2007 compared to fiscal year 2006 was primarily due to planned increases in sales, marketing, and research and development spending to support strategic initiatives, partially offset by higher gross profit and an estimated $1.0 million favorable impact of currency translation.

Income from operations for the Test segment was $41.1 million for fiscal year 2008, an increase of $1.9 million, or 4.8%, compared to $39.2 million for fiscal year 2007. Income from operations for fiscal year 2006 was $43.3 million. Income from operations for fiscal year 2008 increased from fiscal year 2007 primarily due to increased gross profit, $4.0 million lower research and development expense, as the Company allocated certain of its resources towards capitalized software development activities aggregating $4.2 million, and an estimated $0.8 million favorable impact of currency translation. These factors were partially offset by $6.1 million planned increases in operating expenses in fiscal year 2008, and a $0.7 million gain on the sale of the noise and vibration business in fiscal year 2007. Income from operations for fiscal year 2007 decreased from fiscal year 2006 due to decreased gross profit and $2.7 million planned increases in operating expenses, partially offset by $1.5 million reduced operating expenses associated with the noise and vibration business, and an estimated $0.3 million favorable impact of currency translation.

Income from operations for the Sensors segment was $20.7 million for fiscal year 2008, an increase of $5.9 million, or 39.9%, compared to $14.8 million for fiscal year 2007. Income from operations for the Sensors segment totaled $11.1 million for fiscal year 2006. The increase in income from operations for fiscal year 2008 compared to fiscal year 2007 is primarily due to increased gross profit and an estimated $2.3 million favorable impact of currency translation, partially offset by $5.9 million planned increases in operating expenses to support strategic initiatives. The increase in income from operations for fiscal year 2007 compared to fiscal year 2006 is primarily due to increased gross profit and an estimated $0.7 million favorable impact of currency translation, partially offset by $4.7 million planned increases in operating expenses to support strategic initiatives.

Income before income taxes and discontinued operations totaled $65.5 million for fiscal year 2008, compared to $56.6 million for fiscal year 2007. Income before income taxes and discontinued operations for fiscal year 2006 was $57.3 million. The fiscal year 2008 increase compared to fiscal year 2007 was primarily due to higher operating income, $1.0 million favorable impact of foreign currency transaction gains, and an estimated $3.4 million favorable impact of currency translation. The fiscal year 2007 decrease compared to fiscal year 2006 was primarily due to lower operating income, as well as $1.4 million unfavorable impact of foreign currency transaction losses, partially offset by $0.7 million favorable net interest, and an estimated $1.2 million favorable impact of currency translation.

A historical level of inflation ranging from 2% to 4% has impacted the Company’s operating costs. However, if the Company’s operating costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs with price increases.

The effective tax rate for each of the years presented is impacted by the Company’s geographic mix of income, with foreign income now generally taxed at lower rates than domestic income. In addition, the effective tax rate is favorably impacted by the Company’s R&D credits and qualified domestic production activities. The effective tax rate is unfavorably impacted by certain non-deductible business expenses. The Company’s effective income tax rate from continuing operations for fiscal year 2008 increased 0.5 percentage points to 28.0% compared to the effective income tax rate for fiscal year 2007 of 27.5%. During fiscal year 2008, the Company recognized $3.5 million of tax benefits associated with the repatriation of historic earnings from its Japanese subsidiaries. These tax benefits reflect the Company’s foreign tax credit position, which allows the Company to credit taxes paid offshore against taxes assessed in the United States. Also during fiscal year 2008, the Company was only allowed to recognize R&D credits on applicable spending during the first quarter, as the provision in the United States tax law allowing for these credits expired on December 31, 2007. During fiscal year 2007, the Company recognized $2.4 million and $1.2 million of tax benefits as a result of favorable tax law changes in Germany and the United States, respectively. The tax legislation in Germany decreased the German tax rate and entitled the Company’s primary German subsidiary to a corporate income tax refund. The tax legislation in the United States retroactively extended the R&D tax credit to January 1, 2006. This legislation allowed the Company to recognize tax credits for applicable R&D spending, incurred during the last three fiscal quarters of fiscal year 2006, during fiscal year 2007. During fiscal year 2006, the Company recognized $1.8 million of tax benefits primarily as a result of the closing of tax audits and the release of contingencies associated with tax matters accrued for in prior fiscal years.

Fiscal year 2008 income before discontinued operations of $47.1 million, or $2.68 per diluted share, increased from $41.0 million, or $2.24 per diluted share, and $38.0 million, or $1.97 per diluted share, for fiscal years 2007 and 2006, respectively.

Discontinued Operations
On June 27, 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which was based in Oak Ridge, Tennessee. As a result of this sale, the Company recorded a gain of $2.4 million, net of tax of $3.6 million, in fiscal year 2008. The Nano Instruments product line was historically included in the Company’s Test segment for financial reporting. The results of operations of the Nano Instruments product line, including the gain on the sale, have been excluded from the results of operations of the Test segment and are reported as discontinued operations for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

In fiscal year 2005, the Company sold substantially all of the net assets of its engine test business, which represented the Company’s exit from that business. The engine test business was historically included in the Company’s Test segment for financial reporting. The results of operations of the engine test business are excluded from the results of operations of the Test segment and are reported as discontinued operations for the fiscal year ended September 30, 2006.

Also in fiscal year 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business. The AeroMet subsidiary was historically included in the Company’s Industrial segment (now the “Sensors” segment) for financial reporting. The results of operations of the AeroMet business are excluded from the results of operations of the Sensors segment and are reported as discontinued operations for the fiscal year ended September 30, 2006.

The Company does not allocate interest income or interest expense to discontinued operations. Operating results of the discontinued operations for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 were as follows:

	2008	2007	2006

	(expressed in thousands)
Revenue	$6,106	$10,413	$8,861
(Loss) income on discontinued operations before taxes and gain on sale	(628)	1,576	2,082
(Benefit) provision for income taxes	(260)	621	728

(Loss) income from discontinued operations, net of tax	$(368)	$955	$1,354

The assets and liabilities of discontinued operations at September 27, 2008 and September 29, 2007 were as follows:

	2008	2007

	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$149	$2,354
Unbilled accounts receivable	88	—
Inventories	—	1,099
Prepaid expenses & other current assets	—	69
Current deferred tax assets	143	473

Current assets of discontinued operations	380	3,995

Machinery and equipment	—	2,478
Accumulated depreciation	—	(1,325)
Goodwill	—	2,929

Long-lived assets of discontinued operations	—	4,082

Total assets of discontinued operations	$380	$8,077

Accounts payable	$—	$472
Accrued payroll-related costs	—	399
Advance payments from customers	—	391
Accrued warranty costs	—	60
Accrued income taxes	177	612
Other accrued liabilities	—	10

Total liabilities of discontinued operations	$177	$1,944

Cash Flow
Total cash and cash equivalents increased $9.8 million during fiscal year 2008, primarily due to strong earnings, proceeds received from borrowings on the credit facility, net proceeds from the conversion of short-term investments to cash and cash equivalents, net proceeds from the sale of the Nano Instruments product line, and proceeds from the exercise of stock options. These factors were partially offset by purchases of the Company’s common stock, initial investments in SANS, funding contributions to a defined benefit pension plan, increased working capital requirements, and dividend payments. Total cash and cash equivalents increased $6.4 million during fiscal year 2007, primarily due to strong earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, proceeds from the exercise of stock options, and a favorable impact of currency translation, partially offset by purchases of the Company’s common stock, increased working capital requirements, dividend payments, and repayment of long-term debt. Total cash and cash equivalents increased $14.8 million during fiscal year 2006, primarily due to strong earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, and proceeds from the exercise of stock options, partially offset by purchases of the Company’s common stock, increased working capital requirements, and dividend payments.

Cash flow from operating activities provided cash of $30.2 million during fiscal year 2008, compared to cash provided of $44.9 million and $38.2 million in fiscal years 2007 and 2006, respectively. Fiscal year 2008 cash flow from operating activities was primarily due to strong earnings, partially offset by $13.2 million contributions to a defined benefit pension plan, $11.1 million increased working capital requirements due to strong fourth quarter revenue, and $4.6 million net cash usage for the discontinued Nano Instruments product line. The defined benefit pension plan was funded during fiscal year 2008 in order to better utilize excess cash reserves and increase the Company’s return on investment. Fiscal year 2007 cash flow from operating activities was primarily due to strong earnings and a $7.6 million increase in income taxes payable due to timing of tax payments, partially offset by $9.2 million increased working capital requirements and a $4.6 net increase in deferred tax assets. Operating cash flow in fiscal year 2006 primarily resulted from strong earnings and a net decrease in deferred tax assets of $2.2 million, partially offset by $11.1 million increased working capital requirements.

Cash flow from investing activities provided cash of $3.6 million during fiscal year 2008, compared to $5.2 million used during fiscal year 2007, and $47.5 million provided during fiscal year 2006. During fiscal year 2008, the Company received net proceeds of $17.1 million and $10.3 million for the maturity of short term investments and the sale of the Nano Instruments product line, respectively, and invested $13.7 million and $9.8 million in SANS and property and equipment, respectively. During fiscal year 2007, the Company invested $12.0 million in property and equipment, and received net proceeds of $6.5 million and $1.0 million from the maturity of short-term investments and the sale of assets associated with the Company’s linear friction welding technology, respectively. During fiscal year 2006, the Company received net proceeds of $53.1 million from the maturity of short-term investments and $1.9 million related to the fiscal year 2005 sale of discontinued businesses and invested $7.2 million in property and equipment.

Cash flow from financing activities required a use of cash of $26.5 million during fiscal year 2008, compared to $41.5 million and $73.6 million used in fiscal years 2007 and 2006, respectively. During fiscal year 2008, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $42.0 million, including purchases of stock related to stock option exercises of $3.2 million, payment of cash dividends of $10.5 million, and net repayment of interest-bearing debt of $6.7 million, partially offset by $23.9 million net proceeds received from short-term borrowings, and $7.9 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan. During fiscal year 2007, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $38.2 million, including purchases of stock related to stock option exercises of $0.3 million, payment of cash dividends of $8.0 million, and net repayment of interest-bearing debt of $6.7 million, partially offset by $9.3 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan. The cash usage in fiscal year 2006 primarily resulted from purchases of the Company’s common stock of $64.5 million, including purchases of stock related to stock option exercises of $0.3 million, net repayment of interest-bearing debt of $8.0 million, and payment of cash dividends of $7.6 million, partially offset by $5.2 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

During fiscal year 2008, 2007, and 2006 the Company purchased approximately 1.0 million, 1.0 million, and 1.8 million shares of its common stock, respectively, for $38.8 million, $37.9 million, and $64.2 million, respectively.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $114.1 million at September 27, 2008. Of this amount, approximately $13.0 million was located in North America, $75.1 million in Europe, and $26.0 million in Asia. The North American balance was primarily invested in U.S. municipal securities directly or through money market funds, as well as in taxable money market funds and in bank deposits. In Europe, the balances were primarily invested in a Euro money market fund and bank deposits. In Asia, the balances were primarily invested in bank deposits.

At September 27, 2008, the Company’s capital structure was comprised of $24.3 million in short-term debt, $2.3 million in long-term debt, and $204.9 million in Shareholders’ Investment. Total interest-

bearing debt at September 27, 2008 was $26.3 million, an increase of $17.3 million from $9.0 million at September 29, 2007, due to $24.0 million of borrowings on the credit facility, partially offset by scheduled long term debt payments. Shareholders’ Investment increased by $15.2 million during fiscal year 2008, primarily due to strong operating results, $7.9 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan, $4.2 million in stock-based compensation, $3.9 million of foreign currency translation gains, and $1.3 million excess tax benefits from stock-based compensation, partially offset by $42.0 million in purchases of the Company’s common stock, and $10.3 million in dividends declared.

The Company believes its liquidity, represented by funds available from cash, cash equivalents, credit facility, anticipated cash from operations, and capital structure are adequate to fund ongoing operations, capital expenditures and Company share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

At September 27, 2008, the Company’s contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Short-Term Borrowings	$24,338	$24,338	$—	$—	$—
Long-Term Debt Obligations	2,308	2,308	—	—	—
Capital Lease Obligations	41	19	22	—	—
Operating Lease Obligations	16,264	4,790	6,535	2,272	2,667
Interest Payable	149	149	—	—	—
Pension and Other Long-Term Obligations	3,086	457	183	—	2,446

Total	$46,186	$32,061	$6,740	$2,272	$5,113

Notes payable outstanding on September 27, 2008 consisted of $24.0 million in interest-bearing short-term notes payable placed with the Company’s credit facility, as well as $0.3 million of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary. Notes payable outstanding on September 29, 2007 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary. Under the terms of both the credit facility and its long-term debt agreements, the Company has agreed to certain financial covenants, including, among other covenants, minimum net worth, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 27, 2008, the Company was in compliance with these financial covenants.

At September 27, 2008, the Company had letters of credit and guarantees outstanding totaling $41.4 million and $3.0 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2008, the Company did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by the Company’s management, and as a result, are subject to an inherent degree of uncertainty. Further information see “Summary of Significant Accounting Policies” and “Stock-Based Compensation” under Notes 1 and 2, respectively, to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

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

Software Development Costs: The Company incurs costs associated with the development of software to be sold, leased, or otherwise marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized software costs, the Company compares expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred. If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in the recognition of an impairment charge in the period in which such a determination is made.

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in accordance with GAAP. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Accordance With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” FSP EITF No. 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 07-5 to have a material impact on its consolidated financial statements.

Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for the Company’s products or its operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. The Company’s use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of smoothing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended September 27, 2008 and September 29, 2007 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(expressed in thousands, except per share data)

2008
Revenue	$107,392	$112,168	$116,886	$124,069	$460,515
Gross profit	43,222	46,074	47,246	53,711	190,253
Income before income taxes and discontinued operations	12,604	15,381	15,327	22,148	65,460
Income before discontinued operations	8,181	13,445	10,985	14,499	47,110
Discontinued operations, net of tax	175	94	1,765	47	2,081

Net income	$8,356	$13,539	$12,750	$14,546	$49,191

Earnings per share:
Basic
Income before discontinued operations	$0.46	$0.76	$0.64	$0.86	$2.72
Discontinued operations, net of tax	0.01	0.01	0.10	—	0.12

Earnings per share	$0.47	$0.77	$0.74	$0.86	$2.84

Diluted
Income before discontinued operations	$0.45	$0.75	$0.63	$0.85	$2.68
Discontinued operations, net of tax	0.01	0.01	0.10	—	0.12

Earnings per share	$0.46	$0.76	$0.73	$0.85	$2.80

2007
Revenue	$96,734	$99,476	$105,180	$108,701	$410,091
Gross profit	40,877	45,028	41,119	46,614	173,638
Income before income taxes and discontinued operations	12,791	16,340	11,747	15,712	56,590
Income before discontinued operations	9,803	10,280	9,396	11,562	41,041
Discontinued operations, net of tax	314	51	609	(19)	955

Net income	$10,117	$10,331	$10,005	$11,543	$41,996

Earnings per share:
Basic
Income before discontinued operations	$0.54	$0.57	$0.53	$0.65	$2.29
Discontinued operations, net of tax	0.02	—	0.03	—	0.05

Earnings per share	$0.56	$0.57	$0.56	$0.65	$2.34

Diluted
Income before discontinued operations	$0.52	$0.56	$0.52	$0.64	$2.24
Discontinued operations, net of tax	0.02	—	0.03	—	0.05

Earnings per share	$0.54	$0.56	$0.55	$0.64	$2.29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
Approximately 65-70% of the Company’s revenue is derived from shipments to customers outside of the United States and about 65% of this revenue (approximately 44% of the Company’s total revenue) is denominated in currencies other than the U.S. dollar. The Company’s international subsidiaries have functional currencies other than the Company’s U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose the Company to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2008	2007	2006

	(expressed in thousands)
Increase (decrease) from currency translation on:
Orders	$21,090	$9,107	$(6,901)
Revenue	22,128	11,593	(9,590)
Net Income	$2,243	$868	$(895)

The net effect of currency translation on orders, revenue, and net income was favorable in fiscal year 2008, as the value of the U.S. dollar, on average, decreased by approximately 5% against the Euro and by approximately 6% against the Japanese Yen.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2008 revenue of approximately $20.9 million.

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

Gains and losses on foreign currency transactions are included in both Revenue and Other Income (Expense), net in the accompanying Consolidated Statements of Income, was a net gain of $0.6 million in fiscal year 2008, a net loss of $0.6 million in fiscal year 2007, and a net gain of $0.8 million in fiscal year 2006. Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income that the underlying hedged transaction is reported.

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

At September 27, 2008, the Company had cash and cash equivalents of $114.1 million. Most of this balance was invested in interest-bearing bank deposits or money market funds, with interest rates reset every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.2 million on an annualized basis.

The Company’s short-term borrowings outstanding at the end of fiscal year 2008 consisted of $24.0 million utilization of the revolving credit facility and $0.3 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company entered into a four-year floating to fixed interest rate swap agreement on July 25, 2008. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates. The Company’s long-term debt has a fixed rate of interest and, therefore, is not impacted by changes in market interest rates.

A discount rate of 6.4% and an expected rate increase in future compensation levels of 3.2% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries. In addition, a 5.9% expected rate of return was used in the calculation of the plan assets associated with this defined benefit pension plan.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15(1) of this Annual Report on Form 10-K, and appearing on pages F-1 through F-31 of this report, are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) as of September 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The

Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of September 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of September 27, 2008.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

The required information with respect to the directors of the Company, the Company’s Code of Business Conduct and compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the information set forth under the headings “Election of Directors” and “Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 4, 2009. Information regarding the Company’s executive officers is contained under Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under heading “Executive Compensation” (except as expressly set forth therein) in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 4, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information:

The following table sets forth the aggregate information regarding grants under all equity compensation plans as of September 27, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted- Average Exercise Price of Outstanding Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (in thousands) (c)

Equity compensation plans approved by security holders	1,592	$37.12	1,767

Equity compensation plans not approved by security holders	—	$—	—

Total	1,592	$37.12	1,767

(1) Includes 514 shares available for issuance under the 2002 Employee Stock Purchase Plan as of September 27, 2008.

Certain other information required by this Item is incorporated herein by reference to the information set forth under the heading “Other Information - Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 4, 2009.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated herein by reference to the information set forth under headings “Election of Directors” and “Other Information – Related Party Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 4, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 4, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – September 27, 2008 and September 29, 2007

Consolidated Statements of Income for the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006

Consolidated Statements of Shareholders’ Investment for the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006

Consolidated Statements of Cash Flows for the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3) Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.b of the Company’s Form 10-K filed for the fiscal year ended September 29, 2007.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on November 30, 2004.

10.b	1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e of the Company’s Form 10-K filed for the fiscal year ended September 30, 1996.

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

10.o

Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on September 1, 2006.

10.p

First Amendment to the Company’s 2006 Stock Incentive Plan, First Amendment to the Company’s Executive Variable Compensation Plan, amendments to the Company’s Executive Deferred Compensation Plan (2005), and amendments to the Company’s form of change in control agreements, incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Form 8-K Current Report filed on October 27, 2008.

10.q

Master Asset Purchase Agreement dated April 28, 2008, between the Company and the SANS Group, incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K Current Report filed October 2, 2008.

10.r

Letter Agreement Regarding Accelerated Share Purchase Program by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated May 5, 2008, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed May 8, 2008.

10.s

Credit Agreement dated December 18, 2007, among the Company, Wells Fargo Bank, National Association, Fifth Third Bank, The Bank of Tokyo Mitsubishi UFJ, Ltd., U.S. Bank National Association, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed December 21, 2007.

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

MTS SYSTEMS CORPORATION

	By:	/s/ LAURA B. HAMILTON

Laura B. Hamilton
Chair, President and Chief Executive Officer

Date: November 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ LAURA B. HAMILTON	Chair, President and	November 25 2008

Laura B. Hamilton	Chief Executive Officer

/s/ SUSAN E. KNIGHT	Chief Financial Officer	November 25, 2008

Susan E. Knight	and Vice President

/s/ JEAN-LOU CHAMEAU	Director	November 25, 2008

Jean-Lou Chameau

/s/ MERLIN E. DEWING	Director	November 25, 2008

Merlin E. Dewing

/s/ BRENDAN C. HEGARTY	Director	November 25, 2008

Brendan C. Hegarty

/s/ LOIS M. MARTIN	Director	November 25, 2008

Lois M. Martin

/s/ JOSEPH M. O’DONNEL	Director	November 25, 2008

Joseph M. O’Donnell

/s/ BARB J. SAMARDZICH	Director	November 25, 2008

Barb J. Samardzich

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS		Page

Report of Independent Registered Public Accounting Firm		F-2

Report of Independent Registered Public Accounting Firm		F-3

Consolidated Balance Sheets – September 27, 2008 and September 29, 2007		F-4

Consolidated Statements of Income for the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006		F-5

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006		F-6

Consolidated Statements of Cash Flows for the Years Ended September 27, 2008, September 29, 2007 and September 30, 2006		F-7

Notes to Consolidated Financial Statements		F-8 through F-31

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts and Restructuring Reserves	F-32

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 27, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTS Systems Corporation and subsidiaries’ internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

In fiscal 2008, as disclosed in Note 6 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on September 30, 2007.

/s/ KPMG LLP

Minneapolis, Minnesota
November 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited MTS Systems Corporation and subsidiaries’ internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of income, shareholders’ investment and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 27, 2008, and our report dated November 25, 2008 expressed an unqualified opinion on those consolidated financial statements

/s/ KPMG LLP

Minneapolis, Minnesota
November 25, 2008

Consolidated Balance Sheets
(September 27 and September 29, respectively)

Assets	2008	2007

	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$114,099	$104,345
Short-term investments	—	17,050
Accounts receivable, net of allowance for doubtful accounts of $1,008 and $1,518 respectively	101,331	73,474
Unbilled accounts receivable	43,022	41,026
Inventories	46,135	42,384
Prepaid expenses and other current assets	6,205	3,801
Current deferred tax assets	11,825	6,451
Assets of discontinued operations	380	8,077

Total current assets	322,997	296,608

Property and Equipment:
Land	1,668	1,668
Buildings and improvements	45,700	45,525
Machinery and equipment	91,851	88,108
Accumulated depreciation	(88,685)	(85,554)

Total property and equipment, net	50,534	49,747

Goodwill	1,668	1,642
Software development costs	4,155	—
Other assets	17,491	3,664
Non-current deferred tax assets	2,312	1,320

Total assets	$399,157	$352,981

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$24,338	$265
Current maturities of long-term debt	2,308	6,683
Accounts payable	28,567	22,341
Accrued payroll and related costs	33,819	29,236
Advance payments from customers	64,979	51,536
Accrued warranty costs	6,107	6,205
Accrued income taxes	4,510	7,572
Current deferred income taxes	3,723	3,564
Other accrued liabilities	17,042	15,437
Liabilities of discontinued operations	177	1,944

Total current liabilities	185,570	144,783

Deferred income taxes	1,354	846
Non-current accrued income taxes	4,009	—
Long-term debt, less current maturities	—	2,308
Pension benefit plan	245	12,777
Other long-term liabilities	3,037	2,566

Total liabilities	194,215	163,280

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized: 16,976 and 17,704 shares issued and outstanding	4,244	4,426
Retained earnings	175,216	164,862
Accumulated other comprehensive income	25,482	20,413

Total shareholders’ investment	204,942	189,701

Total liabilities and shareholders’ investment	$399,157	$352,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended September 27, September 29 and September 30, respectively)

	2008	2007	2006

Revenue:
Product	$395,173	$350,156	$335,006
Service	65,342	59,935	52,918

Total Revenue	460,515	410,091	387,924

Cost of Sales:
Product	235,861	206,067	193,243
Service	34,401	30,386	26,446

Total Cost of Sales	270,262	236,453	219,689

Gross Profit	190,253	173,638	168,235

Operating Expenses:
Selling and marketing	76,867	68,907	63,901
General and administrative	35,393	32,216	32,851
Research and development	16,232	19,285	17,969

Total Operating Expenses	128,492	120,408	114,721

Gain on sale of assets	—	742	872

Income From Operations	61,761	53,972	54,386

Interest expense	(1,083)	(1,309)	(1,716)
Interest income	4,033	3,899	3,595
Other income, net	749	28	1,041

Income Before Income Taxes and Discontinued Operations	65,460	56,590	57,306
Provision for Income Taxes	18,350	15,549	19,337

Income Before Discontinued Operations	47,110	41,041	37,969

Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(368)	955	1,354
Net gain on disposal of discontinued businesses, net of tax	2,449	—	—

Income from Discontinued Operations, net of tax	2,081	955	1,354

Net Income	49,191	41,996	39,323

Earnings Per Share
Basic:
Income Before Discontinued Operations	$2.72	$2.29	$2.03
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(0.02)	0.05	0.07
Net gain on disposal of discontinued businesses, net of tax	0.14	—	—

Income from Discontinued Operations, net of tax	0.12	0.05	0.07

Earnings Per Share - Basic	$2.84	$2.34	$2.10

Diluted:
Income Before Discontinued Operations	$2.68	$2.24	$1.97
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(0.02)	0.05	0.07
Net gain on disposal of discontinued businesses, net of tax	0.14	—	—

Income from Discontinued Operations, net of tax	0.12	0.05	0.07

Earnings Per Share - Diluted	$2.80	$2.29	$2.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)
(For the Fiscal Years Ended September 27, September 29 and September 30, respectively, expressed in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment

	Shares Issued	Amount

Balance, October 1, 2005	19,664	4,916	—	173,487	10,029	188,432

Net income	—	—	—	39,323	—	39,323
Foreign currency translation	—	—	—	—	2,927	2,927
Minimum pension liability adjustment	—	—	—	—	115	115
Derivative instruments	—	—	—	—	(961)	(961)

Total comprehensive income	—	—	—	39,323	2,081	41,404
Exercise of stock options	288	72	4,600	—	—	4,672
Stock-based compensation	13	3	4,677	—	—	4,680
Tax benefit from equity compensation	—	—	1,686	—	—	1,686
Issuance for employee stock purchase plan	20	5	572	—	—	577
Common stock purchased and retired	(1,769)	(442)	(11,535)	(52,564)	—	(64,541)
Dividends, $0.41 per share	—	—	—	(7,589)	—	(7,589)

Balance, September 30, 2006	18,216	4,554	—	152,657	12,110	169,321

Net income	—	—	—	41,996	—	41,996
Foreign currency translation	—	—	—	—	9,298	9,298
Minimum pension liability adjustment	—	—	—	—	738	738
Derivative instruments	—	—	—	—	(735)	(735)

Total comprehensive income	—	—	—	41,996	9,301	51,297
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	(998)	(998)
Exercise of stock options	426	107	8,448	—	—	8,555
Stock-based compensation	12	3	5,052	—	—	5,055
Tax benefit from equity compensation	—	—	2,675	—	—	2,675
Issuance for employee stock purchase plan	21	5	696	—	—	701
Common stock purchased and retired	(971)	(243)	(16,871)	(21,122)	—	(38,236)
Dividends, $0.48 per share	—	—	—	(8,669)	—	(8,669)

Balance, September 29, 2007	17,704	$4,426	$—	$164,862	$20,413	$189,701

Net income	—	—	—	49,191	—	49,191
Foreign currency translation	—	—	—	—	3,859	3,859
Pension benefit plan adjustments	—	—	—	—	890	890
Derivative instruments	—	—	—	—	320	320

Total comprehensive income	—	—	—	49,191	5,069	54,260
Exercise of stock options	332	83	7,096	—	—	7,179
Stock-based compensation	11	3	4,190	—	—	4,193
Tax benefit from equity compensation	—	—	1,302	—	—	1,302
Issuance for employee stock purchase plan	21	5	682	—	—	687
Common stock purchased and retired	(1,092)	(273)	(13,270)	(28,499)	—	(42,042)
Dividends, $0.60 per share	—	—	—	(10,338)	—	(10,338)

Balance, September 27, 2008	16,976	$4,244	$—	$175,216	$25,482	$204,942

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended September 27, September 29 and September 30, respectively)

	2008	2007	2006

	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$49,191	$41,996	$39,323
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	368	(955)	(1,354)
Net gain on disposal of discontinued operations	(2,449)	—	—
Gain on sale of assets	—	(742)	(872)
Stock-based compensation	4,199	5,023	4,377
Excess tax benefits from stock-based compensation	(925)	(2,123)	(1,249)
Net periodic pension benefit cost	1,282	1,208	1,079
Depreciation and amortization	9,207	7,985	7,302
Deferred income taxes	(5,726)	(4,599)	2,222
Bad debt provision	(111)	320	354
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(27,462)	(11,414)	(11,829)
Inventories	(3,191)	(1,733)	(1,346)
Prepaid expenses	119	387	(466)
Other assets	(6,030)	(3,876)	1,033
Accounts payable	6,138	4,994	1,028
Accrued payroll and related costs	4,441	(654)	(1,989)
Advance payments from customers	13,398	(1,054)	1,082
Accrued warranty costs	(138)	138	669
Other liabilities	5,613	8,581	(3,187)
Contributions to pension benefit plan	(13,198)	(257)	(212)
Operating activities of discontinued operations	(4,552)	1,690	2,264

Net Cash Provided by Operating Activities	30,174	44,915	38,229

Cash Flows from Investing Activities:
Additions to property and equipment	(9,752)	(12,040)	(7,187)
Proceeds from maturity of short-term investments	19,050	71,260	130,857
Purchases of short-term investments	(2,000)	(64,735)	(77,782)
Investment in business	(13,737)	—	—
Net proceeds from sale of businesses	10,293	1,000	1,882
Investing activities of discontinued operations	(287)	(695)	(318)

Net Cash Provided by (Used in) Investing Activities	3,567	(5,210)	47,452

Cash Flows from Financing Activities:
Net receipts under short-term borrowings	23,866	36	161
Payments of notes payable	—	—	(1,477)
Repayments of long-term debt	(6,683)	(6,683)	(6,708)
Excess tax benefits from stock-based compensation	925	2,123	1,249
Cash dividends	(10,478)	(7,988)	(7,576)
Proceeds from exercise of stock options and employee stock
purchase plan	7,866	9,256	5,249
Payments to purchase and retire common stock	(42,042)	(38,236)	(64,541)

Net Cash Used in Financing Activities	(26,546)	(41,492)	(73,643)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,559	8,170	2,781

Cash and Cash Equivalents:
Increase during the year	9,754	6,383	14,819
Balance, beginning of year	104,345	97,962	83,143

Balance, end of year	$114,099	$104,345	$97,962

Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$726	$1,052	$1,591
Income taxes	22,157	11,172	17,315

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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 each consisted of 52 weeks.

Consolidation
The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries (the “Company”). Significant intercompany balances and transactions have been eliminated.

Revenue Recognition
Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocol may involve separable elements for revenue recognition purposes. Sufficient evidence of fair value of these elements exists to allow revenue recognition for these systems upon shipment, less the greater of the fair value associated with installation and training (if applicable) or the amount of revenue for which payment is deemed contingent upon delivery of these elements, which amount is deferred until customer acceptance. Fair value is determined based upon the sale price of similar products sold individually. In cases where special acceptance protocols exist, installation and training are not considered to be separable from the other elements of the arrangement. Accordingly, revenue for these systems is recognized upon the completion of installation and fulfillment of obligations specific to the terms of the arrangement.

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware, software, installation services, training and support. In certain arrangements software may be essential to the functionality of the system deliverable. For these arrangements the Company considers Emerging Issues Task Force (“EITF”) No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” to identify components of the arrangement which are considered software-related. For software and software-related components, the Company applies the requirements of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” when recognizing revenue. Contractual arrangements in which software is essential to system functionality typically include significant production, modification, and customization. For arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of SOP No. 81-1 (e.g. software maintenance and training) are accounted for as the service is provided based on fair value as determined by stand-alone sales.

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

Foreign Currency
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and statements of income are translated using average exchange rates for the fiscal year, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. The Company recorded gains on foreign currency translation in Comprehensive Income of $3.9 million, $9.3 million, and $2.9 million for fiscal years 2008, 2007, and 2006 respectively. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains/(losses) of $0.6 million, ($0.6) million, and $0.8 million in fiscal years 2008, 2007, and 2006, respectively.

Cash and Cash Equivalents
Cash and cash equivalents represent cash, demand deposits, and highly liquid investments with original maturities of three months or less. Cash equivalents are recorded at cost, which approximates fair value. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations.

Short-Term Investments
The Company held no short-term investments as of September 27, 2008. As of September 29, 2007, the Company’s short-term investments consisted of U.S. municipal bonds. The Company classified these investments as available-for-sale, and liquidated them in fiscal year 2008 to fund current operations, as well as to return capital to shareholders. All investments in available-for-sale securities at September 29, 2007 were carried at fair value, and unrealized gains and losses were reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets. At September 29, 2007, there were no material unrealized gains or losses associated with any of the Company’s short-term investments, as the fair value of each investment approximated amortized cost.

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

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at September 27, 2008 are expected to be invoiced during fiscal year 2009.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at September 27, 2008 and September 29, 2007 were as follows:

	2008	2007

	(expressed in thousands)
Customer projects in various stages of completion	$14,257	$14,534
Components, assemblies and parts	31,878	27,850

Total	$46,135	$42,384

Software Development Costs.
The Company capitalizes certain software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs include purchased materials and services, salary and benefits of the Company’s development and technical support staff, and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on the Company’s product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and began capitalizing software development costs during the fiscal year ended September 27, 2008. At September 27, 2008, capitalized software development costs, including capitalized interest, were approximately $4.2 million. No amortization expense was recognized during the year ended September 27, 2008.

The anticipated amortization expense related to capitalized software development costs for the next five fiscal years is as follows:

	2009	2010	2011	2012	2013

	(expressed in thousands)
Amortization of Software Development Costs	$693	$831	$831	$831	$831

Capitalized Interest
The Company capitalizes interest on outstanding borrowings during the active construction period of certain assets that require a period of time to develop before being available for general release to customers. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful life of the assets. During the fiscal year ended September 27, 2008, interest costs of $0.1 million were capitalized and included in capitalized software development costs. No interest costs were capitalized during the fiscal years ended September 29, 2007 and September 30, 2006.

Impairment of Long-lived Assets
In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual sale of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain other intangible assets having indefinite lives not be amortized to income, but instead be periodically tested for impairment. The Company determined there was no impairment of its goodwill at September 27, 2008 or September 29, 2007. At both September 27, 2008 and September 29, 2007, goodwill was associated with the Sensors segment. There was no change in these Goodwill balances over the three-year period ending September 27, 2008, other than changes associated with the effect of currency translation.

Other Assets
Other assets at September 27, 2008 and September 29, 2007 include security deposits paid on leased property, cash redemption values on group insurance policies, and intangible assets such as patents and other intellectual property. Other assets at September 27, 2008 also include a $13.7 million investment in the SANS Group (“SANS”). See Note 10 to the Consolidated Financial Statements for additional information regarding the acquisition of the SANS business. Intangible assets are amortized on a straight-line basis over the expected period to be benefited by future cash flows, up to 25 years. The Company evaluates the estimated useful lives of all intangible assets and periodically revises such estimates based on current events.

At September 27, 2008 and September 29, 2007, the carrying value of intangible assets, net of accumulated amortization, was $0.2 million and $0.3 million respectively. Annual amortization of other intangible assets was less than $0.1 million in both fiscal years 2008 and 2007, and $0.3 million in fiscal year 2006.

The anticipated amortization expense related to other intangible assets for the next five fiscal years is as follows:

	2009	2010	2011	2012	2013

	(expressed in thousands)
Amortization of intangible assets	$18	$15	$14	$14	$13

Warranty Obligations
Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the years ended September 27, 2008 and September 29, 2007, were as follows:

	2008	2007

	(expressed in thousands)
Beginning balance	$6,205	$5,848
Warranty provisions	7,585	7,146
Warranty claims	(7,643)	(7,141)
Translation adjustment	(40)	352

Ending balance	$6,107	$6,205

Derivative Financial Instruments

The Company uses interest rate swaps, currency swaps, forward and option currency exchange contracts to manage risks associated with foreign exchange and interest rate fluctuations. Because the market value of these contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. Derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.

Foreign Currency Cash Flow Hedging
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of the contracts are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets until they are recognized in revenue at the time a gain or loss is recognized on the underlying expected transaction. The Company periodically assesses whether the contracts are effective in offsetting the changes in the functional currency value of the expected transactions. When a contract is no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of the contract are recognized in revenue on the Consolidated Statement of Income for the current period.

At September 27, 2008 and September 29, 2007, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $59.1 million and $64.2 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $39.8 million and $37.3 million at September 27, 2008 and September 29, 2007, respectively. At September 27, 2008 the net market value of the foreign currency exchange contracts was an asset of $0.6 million consisting of $1.1 million in assets and $0.5 million in liabilities. At September 29, 2007, the net market value of foreign currency exchange contracts was a net liability of $0.7 million consisting of $0.5 million in assets and $1.2 million in liabilities. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended September 27, 2008 and September 29, 2007. At September 27, 2008 and September 29, 2007, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was a net gain of $0.4 million and a net loss of $0.4 million, respectively. The maximum remaining maturity of any forward or optional contract at September 27, 2008 and September 29, 2007 was 1.3 years and 1.6 years, respectively.

Foreign Currency Balance Sheet Hedging
The Company also uses currency exchange contracts to hedge the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other income, net on the Consolidated Statement of Income in the current period.

At September 27, 2008 and September 29, 2007, the Company had outstanding balance sheet hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $17.3 million and $56.9 million, respectively. Upon netting offsetting contracts by counterparty bank to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $0.5 million at September 27, 2008 and $3.8 million at September 29, 2007. At September 27, 2008, the net market value of the balance sheet foreign currency exchange contracts was less than $0.1 million. On September 29, 2007, the net market value of the balance sheet forward exchange contracts was a liability of $2.3 million, consisting of $2.3 million in liabilities with a less than $0.1 million in offsetting assets.

Interest Rate Swap
On July 25, 2008, the Company entered into a four-year floating to fixed interest rate swap agreement to mitigate its exposure to an increase in interest rates related to a portion of its floating rate indebtedness. The total notional amount of the interest rate swap is $13.0 million. As a result of this agreement, every month, the Company pays fixed interest at 4.24% in exchange for interest received at 1 month U.S. LIBOR. The market value of the interest rate swap at September 27, 2008 was a liability of $0.2 million. As of the effective date, the Company designated the interest rate swap as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets.

Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 6 to the Consolidated Financial Statements for additional information on income taxes.

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.9 million, 0.5 million, and 0.6 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended September 27, 2008, September 29, 2007, and September 30, 2006, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2008	2007	2006

	(expressed in thousands, except per share data)

Income before discontinued operations	$47,110	$41,041	$37,969
Income from discontinued operations, net of tax	2,081	955	1,354

Net income	$49,191	$41,996	$39,323

Weighted average common shares outstanding	17,351	17,980	18,749
Dilutive potential common shares	193	350	480

Total dilutive common shares	17,544	18,330	19,229

Earnings per share:
Basic:
Income before discontinued operations	$2.72	$2.29	$2.03
Income from discontinued operations, net of tax	0.12	0.05	0.07

Earnings per share	$2.84	$2.34	$2.10

Diluted:
Income before discontinued operations	$2.68	$2.24	$1.97
Income from discontinued operations, net of tax	0.12	0.05	0.07

Earnings per share	$2.80	$2.29	$2.04

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

Comprehensive Income (Loss)
Comprehensive Income (Loss), a component of Shareholders’ Investment, for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 consists of net income, pension benefit plan adjustments, derivative instrument gains or losses and foreign currency translation adjustments.

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

The accumulated balances for each component of Accumulated Other Comprehensive Income (Loss) were as follows:

	Derivative Financial Instrument Unrealized Gain (Loss)	Minimum Pension Liability and FASB Statement No. 158 Adjustments	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(expressed in thousands)
Balances at October 1, 2005	$1,304	$(865)	$9,590	$10,029
Foreign exchange translation adjustments	—	—	2,927	2,927
Minimum pension liability adjustment, net of tax of $72	—	115	—	115
Change in unrealized gain, net of tax of $371	621	—	—	621
Realized gain, net of tax of ($945)	(1,582)	—	—	(1,582)
Balances at September 30, 2006	$343	$(750)	$12,517	$12,110
Foreign exchange translation adjustments	—	(91)	9,389	9,298
Minimum pension liability adjustment, net of tax of $490	—	738	—	738
Change in unrealized loss, net of tax of ($366)	(612)	—	—	(612)
Realized gain, net of tax of ($74)	(123)	—	—	(123)
Adjustment to initially apply FASB Statement No. 158, net of tax of ($431)	—	(998)	—	(998)
Balances at September 29, 2007	$(392)	$(1,101)	$21,906	$20,413
Foreign exchange translation adjustments	—	(29)	3,888	3,859
Pension benefit plan adjustments, net of tax of $374	—	866	—	866
Change in unrealized loss, net of tax of ($523)	(973)	—	—	(973)
Realized loss, net of tax of $892	1,293	24	—	1,317
Balances at September 27, 2008	$(72)	$(240)	$25,794	$25,482

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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in accordance with GAAP. SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Accordance With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” FSP EITF No. 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 07-5 to have a material impact on its consolidated financial statements.

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006, and administered under the supervision of the Company’s Board of Directors. During the years ended September 27, 2008, September 29, 2007, and September 30, 2006, the Company awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At September 27, 2008, a total of 1,767,209 shares were available for future grant under these plans.

Stock-Based Compensation Expense
The effect of recording stock-based compensation expense for the years ended September 27, 2008, September 29, 2007, and September 30, 2006 was as follows (in thousands, except per share data):

	2008	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$3,591	$4,388	$4,056
Employee stock purchase plan (ESPP)	191	189	157
Restricted stock units	441	441	429
Amounts capitalized as inventory	(938)	(1,080)	(977)
Amounts recognized in income for amounts previously capitalized as inventory	914	1,085	712

Total stock-based compensation included in income from operations	4,199	5,023	4,377
Income tax benefit on stock-based compensation	(1,421)	(1,669)	(1,165)

Net compensation expense included in net income	$2,778	$3,354	$3,212

Earnings per share:
Basic	$0.16	$0.19	$0.17
Diluted	$0.16	$0.18	$0.17

Tax effect on:
Cash flows from operating activities	$(925)	$(2,123)	$(1,249)
Cash flows from financing activities	$925	$2,123	$1,249

At September 27, 2008, there was $3.8 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years. At September 27, 2008, there was $0.3 million of total restricted stock expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. While the multiple option form of the valuation model generally yields a lower valuation than the single option form, it also allocates proportionally more of the option expense to the early years of the option. The weighted average per share fair value of stock options granted during the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $7.53, $10.51 and $11.85, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2008	2007	2006

Expected life (in years)	2.6	2.6	3.5
Risk-free interest rate	2.8%	4.9%	5.1%
Expected volatility	33.3%	31.1%	35.6%
Dividend yield	1.7%	1.0%	1.0%

The expected life represents the period that the stock option awards are expected to be outstanding. In fiscal year 2008 and 2007, the expected life was determined based on historical and anticipated future exercise and expiration patterns. In fiscal year 2006, the Company used the “simplified” method for determining the expected life, as specified in Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the expiration of the awards. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant. The Company estimates stock price volatility based on a historical weekly price observation. The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date.

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

Stock option activity for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 was as follows (in thousands, except per share amounts):

	2008		2007		2006

	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*

Options outstanding at beginning of year	1,588	$34.60	1,667	$28.06	1,686	$22.63
Granted	377	$35.87	416	$45.49	436	$39.08
Exercised	(332)	$21.62	(426)	$20.08	(288)	$16.19
Forfeited or expired	(61)	$35.87	(69)	$31.92	(167)	$22.89

Options outstanding at end of year	1,572	$37.59	1,588	$34.60	1,667	$28.06

Options eligible for exercise at year-end	821	$35.68	763	$27.05	780	$20.13

*Weighted Average Exercise Price

Options outstanding at September 27, 2008 had a weighted average remaining contractual term of 2.9 years, and an aggregate intrinsic value of $9.0 million. Options eligible for exercise at September 27, 2008 had a weighted average remaining contractual term of 2.0 years, and an aggregate intrinsic value of $6.0 million.

The total intrinsic value of stock options exercised during the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 were $5.8 million, $9.6 million and $6.7 million, respectively.

Restricted Stock
The Company awards directors and key employees restricted stock grants that vest over three years. Participants are entitled to cash dividends and voting rights on awarded shares, but the sale and transfer of these shares is restricted during the vesting period.

Restricted stock activity for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 was as follows (in thousands, except per share amounts):

	2008		2007		2006

	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*

Unvested shares at beginning of year	22	$38.64	22	$34.06	19	$25.97
Granted	12	$38.30	11	$42.49	13	$36.65
Vested	(11)	$36.62	(11)	$33.57	(9)	$21.55
Forfeited	(3)	$39.87	—	$—	(1)	$29.95

Unvested shares at end of year	20	$39.29	22	$38.64	22	$34.06

*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2008 with the combined issuance of 20,733 shares at a weighted average price of $33.15. In fiscal years 2007 and 2006, purchases were 21,351 and 19,772 shares, respectively, with weighted average share prices of $32.83 and $29.19, respectively. At September 27, 2008, the number of shares remaining for issuance under the ESPP was 514,469.

3. Discontinued Operations:

On June 27, 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which was based in Oak Ridge, Tennessee. As a result of this sale, the Company recorded a gain of $2.4 million, net of tax of $3.6 million, in fiscal year 2008. The Nano Instruments product line was historically included in the Company’s Test segment for financial reporting. The results of operations of the Nano Instruments product line, including the gain on the sale, have been excluded from the results of operations of the Test segment and are reported as discontinued operations for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006.

In fiscal year 2005, the Company sold substantially all of the net assets of its engine test business, which represented the Company’s exit from that business. The engine test business was historically included in the Company’s Test segment for financial reporting. The results of operations of the engine test business are excluded from the results of operations of the Test segment and are reported as discontinued operations for the fiscal year ended September 30, 2006.

Also in fiscal year 2005, the Company closed its AeroMet subsidiary, a laser deposition technology business. The AeroMet subsidiary was historically included in the Company’s Industrial segment (now the “Sensors” segment) for financial reporting. The results of operations of the AeroMet business are excluded from the results of operations of the Sensors segment and are reported as discontinued operations for the fiscal year ended September 30, 2006.

The Company does not allocate interest income or interest expense to discontinued operations. Operating results of the discontinued operations included in the Company’s results for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 were as follows:

	2008	2007	2006

	(expressed in thousands)
Revenue	$6,106	$10,413	$8,861
(Loss) income on discontinued operations before taxes and gain on sale	(628)	1,576	2,082
(Benefit) provision for income taxes	(260)	621	728

(Loss) income from discontinued operations, net of tax	$(368)	$955	$1,354

The assets and liabilities of discontinued operations at September 27, 2008 and September 29, 2007 were as follows:

	2008	2007

	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$149	$2,354
Unbilled accounts receivable	88	—
Inventories	—	1,099
Prepaid expenses & other current assets	—	69
Current deferred tax assets	143	473

Current assets of discontinued operations	380	3,995

Machinery and equipment	—	2,478
Accumulated depreciation	—	(1,325)
Goodwill	—	2,929

Long-lived assets of discontinued operations	—	4,082

Total assets of discontinued operations	$380	$8,077

Accounts payable	$—	$472
Accrued payroll-related costs	—	399
Advance payments from customers	—	391
Accrued warranty costs	—	60
Accrued income taxes	177	612
Other accrued liabilities	—	10

Total liabilities of discontinued operations	$177	$1,944

4. Business Segment Information:

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s two discrete business units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been categorized for financial statement purposes into two reportable segments, “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

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

Financial information by reportable segment for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006, were as follows:

	2008	2007	2006

	(expressed in thousands)
Revenue
Test	$364,068	$333,185	$323,700
Sensors	96,447	76,906	64,224

Total Revenue	$460,515	$410,091	$387,924

Income from Operations
Test	$41,108	$39,215	$43,278
Sensors	20,653	14,757	11,108

Total Income from Operations	$61,761	$53,972	$54,386

Identifiable Assets
Test	$301,346	$261,040	$249,153
Sensors	97,431	83,864	67,278
Discontinued Operations	380	8,077	7,692

Total Assets	$399,157	$352,981	$324,123

Other Segment Data
Test:
Capital expenditures	$7,643	$8,908	$5,349
Depreciation and amortization	$7,317	$6,290	$5,728

Sensors:
Goodwill	$1,668	$1,642	$1,537
Capital expenditures	$2,109	$3,132	$1,838
Depreciation and amortization	$1,890	$1,695	$1,574

Geographic information was as follows:

	2008	2007	2006

	(expressed in thousands)
Revenue
United States	$147,766	$134,889	$116,344
Germany	58,962	49,597	54,161
Europe, excluding Germany	92,995	97,867	85,772
Japan	48,802	42,600	61,283
Asia, excluding Japan	90,721	70,751	53,872
Other	21,269	14,387	16,492

Total Revenue	$460,515	$410,091	$387,924

Property and Equipment, Net
United States	$38,915	$35,312	$31,373
Europe	10,085	12,403	10,570
Asia	1,534	2,032	1,029

Total Property and Equipment, Net	$50,534	$49,747	$42,972

Revenue by geographic area is presented based on customer location. No countries other than the United States, Germany and Japan had revenue in excess of 10% of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented.

5. Financing:

Short-term borrowings at September 27, 2008 and September 29, 2007 consist of the following:

	2008	2007
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (2.95% rate in effect at September 27, 2008), maturing October 2008, with optional month-to-month term renewal and loan repricing until December 2012	$11,000	$—
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (3.70% rate in effect at September 27, 2008), maturing October 2008, with optional month-to-month term renewal and loan repricing until December 2012	13,000	—
Notes payable, non-interest bearing	338	265
Total Short-Term Borrowings	$24,338	$265

On December 18, 2007, the Company entered into a five-year unsecured credit agreement (“Credit Facility”). The Credit Facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes until December 2012. At September 27, 2008, outstanding borrowings under the Credit Facility aggregated $24.0 million. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.09% and 0.18%, based on the Company’s leverage ratio. During the fiscal year ended September 27, 2008, commitment fees incurred on the Credit Facility were less than $0.1 million.

At the Company’s election, future borrowings under the Credit Facility can be structured to bear interest at either an alternate base rate (“ABR”) or an adjusted LIBOR plus an applicable margin. The ABR is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. At September 27, 2008, the prime rate of 5.0% was the applicable ABR. The adjusted LIBOR is generally determined based on the multiple of the applicable LIBOR and a statutory reserve factor, considering the projected period of use of the loan proceeds. The applicable margin applied to adjusted LIBOR on borrowings varies based on the Company’s leverage ratio. At September 27, 2008, the spread of the adjusted LIBOR plus the applicable margin ranged from 4.15% to 4.33%.

The weighted average interest rate on outstanding borrowings under the Credit Facility during the fiscal year ended September 27, 2008 was 2.95%. In July 2008, in order to mitigate its exposure to interest rate increases on $13 million of its floating rate indebtedness, the Company entered into a four-year floating to fixed interest rate swap. See Note 1 to the Consolidated Financial Statements for additional information on the interest rate swap.

Notes payable at September 27, 2008 and September 29, 2007 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

Long-term debt at September 27, 2008 and September 29, 2007 was as follows:

	2008	2007

	(expressed in thousands)
7.5% note, unsecured, due in semi-annual installments of $1,154, maturing July 2009	$2,308	$4,616
6.6% notes, unsecured, due in annual installments of $4,375, expired July 2008	—	4,375

Total Long-Term Debt	2,308	8,991
Less Current Maturities of Long-Term Debt	(2,308)	(6,683)

Total Long-Term Debt, Less Current Maturities	$—	$2,308

The 7.5% note contains pre-payment penalties that make early repayment economically disadvantageous to the Company based on current market interest rates. The Company estimates the difference between the fair market value and the carrying value of its long-term debt portfolio is less than $0.1 million at September 27, 2008.

The Company is subject to financial covenants, among other restrictions, under both the Credit Facility and the 7.5% note agreement, including, among other covenants, minimum net worth, the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 27, 2008 and September 29, 2007, the Company was in compliance with these financial covenants.

At September 27, 2008, the Company had outstanding letters of credit and guarantees totaling $41.4 million and $3.0 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment.

6. Income Taxes:

The components of income before income taxes and discontinued operations for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 were as follows:

	2008	2007	2006

	(expressed in thousands)
Income before income taxes and discontinued operations:
Domestic	$29,745	$31,211	$37,264
Foreign	35,715	25,379	20,042

Total	$65,460	$56,590	$57,306

The provision for income taxes from continuing operations for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 was as follows:

	2008	2007	2006

	(expressed in thousands)
Current provision (benefit):
Federal	$9,016	$7,791	$8,301
State	1,080	1,530	1,330
Foreign	11,943	10,425	6,946
Deferred	(3,689)	(4,197)	2,760

Total provision	$18,350	$15,549	$19,337

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 is as follows:

	2008	2007	2006

United States federal statutory income tax rate	35%	35%	35%
Tax benefit of export sales	—	(1)	(2)
Foreign provision (less than) greater than of U.S. tax rate	(1)	(2)	2
Settlement of audits, favorable resolution of accrued tax matters	(2)	—	(3)
State income taxes, net of federal benefit	1	1	2
Research and development tax credits	—	(5)	—
Domestic production activities deduction	(1)	(1)	(1)
Foreign tax credits	(5)	—	—
Tax exempt income	—	(1)	(1)
Nondeductible stock option expense and other permanent items	1	2	2

Effective income tax rate	28%	28%	34%

A summary of the deferred tax assets and liabilities for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 is as follows:

	2008	2007	2006

	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$7,887	$6,907	$5,382
Inventory reserves	1,679	2,466	2,567
Intangible assets	—	(61)	63
Allowance for doubtful accounts	163	215	175
Other assets	3,323	655	425
Net operating loss carryovers	2,555	1,483	1,720
Unrealized derivative instrument losses	82	119	—
Capital loss carryovers	—	34	—
Research and development and foreign tax credits	2,713	305	—

Total deferred tax asset before valuation allowance	18,402	12,123	10,332
Less valuation allowance	(809)	(781)	(669)

Total Deferred Tax Asset	$17,593	$11,342	$9,663

Deferred Tax Liability:
Property and equipment	$4,193	$3,784	$4,481
Intangible Assets	40	—	—
Unrealized derivative instrument gains	—	—	811
Foreign deferred revenue and other	4,300	4,197	5,236

Total Deferred Tax Liability	$8,533	$7,981	$10,528

Net Deferred Tax Asset (Liability)	$9,060	$3,361	$(865)

As of September 27, 2008, the Company’s French, Swedish, Chinese and one of its German subsidiaries had net operating loss carryovers of $3.9 million, $0.9 million, $0.9 million and $2.0 million, respectively. These net operating loss carryovers will not expire under local tax law. The Company determined that the benefit of the German subsidiary’s net operating loss carryover of $2.0 million is not likely to be realized. Accordingly, as of September 27, 2008, the Company had a full valuation allowance against the German subsidiary’s deferred tax asset in the amount of $0.8 million.

During fiscal year 2008, the Company repatriated $20.2 million of historic earnings from its Japanese subsidiaries. The Company recorded $3.5 million of net tax benefit during fiscal year 2008 related to these dividends. Also during fiscal year 2008, the Company was only allowed to recognize research and development credits on applicable spending during the first quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2007. The Company’s German subsidiaries benefited from tax legislation passed during fiscal year 2007. The German subsidiaries recorded $2.4 million of tax benefits during fiscal year 2007 related to this legislation. The legislation decreased the German tax rate applicable to future taxable temporary differences and entitled the primary German subsidiary to a corporate tax refund. U.S. research and development tax credit legislation was also extended during fiscal year 2007 with an effective date retroactive to January 1, 2006. This legislation allowed the Company to recognize $1.2 million of tax benefits in fiscal year 2007, due to tax credits available on applicable research and development spending by the Company during the last three fiscal quarters of fiscal year 2006. During fiscal year 2006, the Company favorably resolved tax audits and other previously accrued tax matters and accordingly released $1.8 million of previously accrued tax contingencies. The decrease in the Company’s effective income tax rate for fiscal year 2007 compared to the effective income tax rate for fiscal year 2006 was primarily due to the favorable tax legislation passed during fiscal year 2007 in the U.S. and Germany and expanded R&D tax credits.

According to Accounting Principles Bulletin (“APB”) 23, “Accounting for Income Taxes – Special Areas,” U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. At September 27, 2008, undistributed earnings permanently reinvested in international subsidiaries were approximately $109 million. The Company has not provided for U.S. income taxes, or any of the related foreign tax credits, on these earnings.

In the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006, the Company recognized tax benefits of $1.3 million, $2.7 million, and $1.7 million, respectively, related to the Company’s equity compensation plans. These benefits were directly allocated to Shareholders’ Investment on the Consolidated Balance Sheet. Additionally, the deferred tax asset or liability related to the Company’s unrealized gain or loss associated with derivative instruments was directly allocated to Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment. Under SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” – an Amendment of FASB Statements No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the deferred tax asset associated with the defined benefit pension plan of one of the Company’s German subsidiaries was also directly allocated to Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment.

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

The adoption of FIN 48 had no material impact on the Company’s liability for unrecognized tax benefits or retained earnings. Consistent with the provisions of FIN 48, the Company reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities, unless the liability was expected to be paid within one year. At September 30, 2007, the Company’s liability for unrecognized tax benefits was $5.3 million.

A summary of changes in the Company’s liability for unrecognized tax benefits from adoption through September 27, 2008 is as follows

2008

(expressed in thousands)
Beginning balance	$5,252
Increase due to tax positions related to the current year	162
Decrease due to settlement of tax positions related to prior years	(867)
Decrease due to lapse of statute of limitations	(575)
Exchange rate change	37

Ending balance	$4,009

Included in the balance of unrecognized tax benefits at September 27, 2008 are potential benefits of $1.3 million that, if recognized, would favorably impact the effective tax rate on continuing operations.

At September 27, 2008, the Company had accrued approximately $0.5 million of interest related to uncertain income tax positions. No accrual for penalties related to uncertain tax positions existed at September 27, 2008. Upon adoption of FIN 48, the Company elected to classify interest and penalties related to uncertain tax positions in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income. Previously, the Company recognized interest and penalties in Provision for Income Taxes on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2006 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2005. The Company’s Japanese and French tax returns have been examined by the tax authorities through fiscal year 2006. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2005. As of September 27, 2008, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

7. Employee Benefit Plans:

The Company offers a retirement plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement plan allows eligible employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.2 million, $1.9 million, and $1.8 million in fiscal years 2008, 2007, and 2006, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $2.7 million, $2.7 million, and $2.5 million in fiscal years 2008, 2007, and 2006, respectively.

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan. The Company uses a September 30 measurement date for this defined benefit retirement plan.

On September 14, 2008, the Company made a discretionary contribution of $12.9 million to the defined benefit retirement plan. This contribution resulted in a re-measurement of the plan assets, benefit obligation, and projected net periodic benefit cost as of that date.

Effective September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires employers to recognize the funded status of each defined benefit pension and other postretirement plans in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income, and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

The pretax amounts recognized in Accumulated Other Comprehensive Income as of September 27, 2008 and September 29, 2007 consist of the following:

	2008	2007

	(expressed in thousands)
Actuarial net loss	$329	$1,547
Prior service cost	15	30

	$344	$1,577

The portion of the pretax amount in Accumulated Other Comprehensive Income (Loss) at September 29, 2007 that was recognized during the fiscal year ended September 27, 2008 was less than $0.1 million. The portion of the pretax amount in Accumulated Other Comprehensive Income (Loss) at September 27, 2008 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is less than $0.1 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended September 27, 2008 and September 29, 2007:

	2008	2007

	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$13,117	$11,987
Service cost	551	513
Interest cost	740	562
Exchange rate change	361	1,428
Actuarial gain	(1,439)	(1,116)
Benefits paid	(310)	(257)

Projected benefit obligation, end of year	$13,020	$13,117

Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	(116)	—
Exchange rate change	3	—
Employer contributions	13,198	257
Benefits paid	(310)	(257)

Fair value of plan assets, end of year	$12,775	$—

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at September 27, 2008 and September 29, 2007:

	2008	2007

	(expressed in thousands)
Funded status:
Funded status, end of year	$(245)	$(13,117)
Accumulated other comprehensive loss	344	1,577

Net amount recognized	$99	$(11,540)

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$—	$(340)
Pension benefit plan	(245)	(12,777)

Total accrued benefit liability	(245)	(13,117)
Deferred income taxes	104	476
Accumulated other comprehensive income, net of tax	240	1,101

Net amount recognized	$99	$(11,540)

The weighted average assumptions used to determine the defined benefit retirement plan obligation at September 27, 2008 and September 29, 2007, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2008	2007

Discount rate	6.4%	5.4%
Expected rate of return on plan assets	5.9%	N/A
Expected rate of increase in future compensation levels	3.2%	3.2%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

The objective of the Company’s investment policy for the defined benefit retirement plan is earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. The plan fiduciaries set the long-term strategic investment objectives for the defined benefit retirement plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are reviewed periodically. Plan assets are currently allocated to fixed income, equity, cash and cash equivalent, and other categories (see table below). Within these categories, investments are allocated to multiple investment classes. Any decisions to change to the asset allocation are made by the plan fiduciaries however, investment into equity securities is limited to a maximum of 40% of total plan assets. The expected long-term rate of return of plan assets of 5.9% for the fiscal year ended September 27, 2008 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and reallocation. While historical returns are not guarantees of future performance, current and future allocations are expected to meet the objectives of the defined benefit retirement plan.

The actual defined benefit retirement plan asset allocation at September 27, 2008, by asset category, is as follows:

2008

Fixed income securities	76.3%
Equity securities	9.6%
Cash and cash equivalents	8.6%
Other	5.5%

100.0%

Net periodic benefit cost for the Company’s defined retirement plan for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 included the following components:

	2008	2007	2006

	(expressed in thousands)
Service cost	$551	$513	$474
Interest cost	740	562	466
Expected return on plan assets	(44)	—	—
Net amortization and deferral	35	133	139

Net periodic benefit cost	$1,282	$1,208	$1,079

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of September 27, 2008 and September 29, 2007 was $11.8 million and $11.7 million, respectively. Prior to the adoption of SFAS No. 158, the Company was required, under SFAS No. 87, to recognize an additional minimum pension liability if the fair value of pension plan assets were less than the accumulated benefit obligation at the end of the plan year. For the fiscal year ended September 29, 2007, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Income of $0.7 million, or $1.2 million on a pre-tax basis.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Future Benefit payments:

Fiscal Year	Pension Benefits

(expressed in thousands)
2009	$415
2010	545
2011	606
2012	659
2013	701
2014 through 2018	4,458

$7,384

8. Commitments and Contingencies:

Litigation: The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations. The Company expenses legal costs as incurred.

Leases: Total lease expense associated with continuing operations was $5.4 million, $5.4 million, and $5.1 million for fiscal years 2008, 2007, and 2006, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2052. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments

(expressed in thousands)
2009	$4,790
2010	3,626
2011	2,909
2012	1,649
2013	623
Thereafter	2,667

$16,264

9. Related Party Transactions:

During the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.6 million, $1.4 million and $1.2 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to management of the Company. At September 27, 2008 and September 29, 2007, net outstanding payments due to Mark-Tronik by MTS Sensors were less than $0.1 million.

10. Subsequent Events:

Business Acquisition
On September 28, 2008, the Company acquired substantially all of the assets of SANS for an estimated purchase price of approximately $47.1 million (after post-acquisition adjustments), plus $2.7 million of acquisition costs. SANS, headquartered in Shenzhen, China, manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. The results of operations of SANS are expected to be reported within the Company’s Test segment. During the fiscal year ended September 27, 2008, the Company made an initial investment in SANS of $13.7 million, which is reported in Other Assets on the Consolidated Balance Sheets. As of September 27, 2008, this investment did not provide the Company with any beneficial risks and rewards of ownership, as the Company was not entitled to participate in any profits or losses incurred by SANS, and the Company did not have any control over the operations or any assets of SANS after this investment. The Company anticipates funding the remaining portion of the cost of acquisition through cash and cash equivalents or use of its credit facility.

Income Tax Legislation
Legislation was enacted in October of fiscal year 2009 that extended United States R&D credits, with an effective date that is retroactive to January 1, 2008. The Company recognized only one quarter of the R&D tax credit for fiscal year 2008 and will recognize the other three quarters of benefit of approximately $1.2 million in the first quarter of fiscal year 2009.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2008, SEPTEMBER 29, 2007,
AND SEPTEMBER 30, 2006

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written-Off/ Payments	Balance End of Year
Allowance for Doubtful Accounts:

2008	$1,518	$(111)	$(399)	$1,008

2007	1,350	320	(152)	1,518

2006	1,208	354	(212)	1,350

Restructuring Reserves:

2008	$—	$—	$—	$—

2007	40	—	(40)	—

2006	1,319	30	(1,309)	40