Form 10-Q
period 2008-12-27
MTS SYSTEMS CORP
filed 2009-02-02
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 27, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
 (Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

The number of shares outstanding of the Registrant’s common stock as of January 30, 2009 was 16,851,687 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED December 27, 2008

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	December 27, 2008	September 27, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$104,786	$114,099
Accounts receivable, net of allowances for doubtful accounts of $997 and $1,008 respectively	99,070	101,331
Unbilled accounts receivable	38,472	43,022
Inventories	56,246	46,135
Prepaid expenses and other current assets	4,734	6,205
Current deferred tax assets	13,045	11,825
Assets of discontinued operations	156	380
Total current assets	316,509	322,997

Property and equipment, net	57,743	50,534
Goodwill	15,787	1,668
Other intangible assets, net	21,707	4,363
Other assets	4,092	17,283
Non-current deferred tax assets	2,327	2,312
Total Assets	$418,165	$399,157

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$40,384	$24,338
Current maturities of long-term debt	2,308	2,308
Accounts payable	24,509	28,567
Accrued payroll and related costs	25,353	33,819
Advance payments from customers	63,693	64,979
Accrued warranty costs	6,233	6,107
Accrued income taxes	4,119	4,510
Current deferred income taxes	3,564	3,723
Other accrued liabilities	34,406	17,042
Liabilities of discontinued operations	177	177
Total current liabilities	204,746	185,570

Deferred income taxes	1,364	1,354
Non-current accrued income taxes	4,418	4,009
Pension benefit plan	86	245
Other long-term liabilities	2,928	3,037
Total Liabilities	213,542	194,215

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
16,860 and 16,976 shares issued and outstanding	4,215	4,244
Retained earnings	179,877	175,216
Accumulated other comprehensive income	20,531	25,482
Total Shareholders’ Investment	204,623	204,942
Total Liabilities and Shareholders’ Investment	$418,165	$399,157

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended
	December 27, 2008	December 29, 2007
Revenue:
Product	$99,397	$92,940
Service	17,212	14,452
Total revenue	116,609	107,392
Cost of sales:
Product	63,450	56,667
Service	8,938	7,503
Total cost of sales	72,388	64,170
Gross profit	44,221	43,222

Operating expenses:
Selling and marketing	19,121	19,053
General and administrative	9,902	8,111
Research and development	3,259	3,978
Total operating expenses	32,282	31,142

Income from operations	11,939	12,080

Interest expense	(508)	(351)
Interest income	517	925
Other income (expense), net	894	(50)

Income before income taxes and discontinued operations	12,842	12,604
Provision for income taxes	3,091	4,423
Income before discontinued operations	9,751	8,181

Income from discontinued operations, net of tax	—	175
Net income	$9,751	$8,356

Earnings per share:
Basic-
Income before discontinued operations	$0.58	$0.46
Income from discontinued operations, net of tax	—	0.01
Earnings per share	$0.58	$0.47
Weighted average number of common shares outstanding - basic	16,936	17,693

Diluted-
Income before discontinued operations	$0.57	$0.46
Income from discontinued operations, net of tax	—	0.01
Earnings per share	$0.57	$0.47
Weighted average number of common shares outstanding - diluted	16,989	17,948

The accompanying notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	December 27, 2008	December 29, 2007

Cash flows from operating activities:
Net income	$9,751	$8,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(175)
Stock-based compensation	1,091	956
Excess tax benefits from stock-based compensation	(3)	(62)
Charge for fair value mark-up of acquired inventory	844	—
Net periodic pension benefit cost	116	320
Depreciation and amortization	2,874	2,161
Deferred income taxes	(1,183)	(3,039)
Bad debt provision	24	110

Changes in operating assets and liabilities, excluding the effects of the acquisition:
Accounts and unbilled contracts receivable	15,824	(8,538)
Inventories	(3,159)	(2,079)
Prepaid expenses	(1,395)	(1,651)
Other assets	(432)	(942)
Accounts payable	(8,427)	(4,001)
Accrued payroll and related costs	(9,009)	(4,446)
Advance payments from customers	(2,900)	7,722
Accrued warranty costs	120	(95)
Other current liabilities	1,253	4,595
Contributions to pension benefit plan	(73)	(72)
Operating activities of discontinued operations	225	(775)
Net cash provided by (used in) operating activities	5,541	(1,655)

Cash flows from investing activities:
Purchases of property and equipment	(3,022)	(2,413)
Purchase of business	(18,946)	—
Proceeds from maturity of short-term investments	—	19,050
Purchases of short-term investments	—	(2,000)
Investing activities of discontinued operations	—	(72)
Net cash (used in) provided by investing activities	(21,968)	14,565

Cash flows from financing activities:
Net proceeds (repayments) under short-term borrowings	15,988	(164)
Excess tax benefits from stock-based compensation	3	62
Cash dividends	(2,547)	(2,661)
Proceeds from exercise of stock options and employee stock purchase plan	36	705
Payments to purchase and retire common stock	(3,613)	(4,603)
Net cash provided by (used in) financing activities	9,867	(6,661)

Effect of exchange rate on changes in cash	(2,753)	2,592
Net (decrease) increase in cash and cash equivalents	(9,313)	8,841

Cash and cash equivalents, at beginning of period	114,099	104,345
Cash and cash equivalents, at end of period	$104,786	$113,186

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$277	$164
Income taxes	$3,269	$3,935

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed with the SEC. Interim results of operations for the three-month period ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 27, 2008 and September 27, 2008 were as follows:

	December 27, 2008	September 27, 2008
	(expressed in thousands)
Customer projects in various stages of completion	$18,476	$14,257
Components, assemblies and parts	37,770	31,878
Total	$56,246	$46,135

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual sale of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Business Acquisitions. The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Determining the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact net income. See Note 3 in the Condensed Notes to Consolidated Financial Statements for additional information on business acquisitions.

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and began capitalizing software development costs during the fiscal year ended September 27, 2008. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended December 27, 2008 and December 29, 2007 were as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(expressed in thousands)
Beginning balance	$6,107	$6,205
Warranty provisions	1,925	1,555
Warranty claims	(1,762)	(1,657)
Currency translation	(37)	73
Ending balance	$6,233	$6,176

Stock-Based Compensation. The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006. These stock plans are administered under the supervision of the Company’s Board of Directors. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At December 27, 2008, a total of 1,827,043 shares were available for future grant under the 2002 and 2006 plans. Stock-based compensation expense is determined in accordance with SFAS No. 123R based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended December 27, 2008 and December 29, 2007 was $1.1 million and $1.0 million, respectively.

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

Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 11 in the Condensed Notes to Consolidated Financial Statements for additional information on income taxes.

2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of SFAS No. 163 to have any impact on its consolidated financial statements.

3. Acquisitions and Divestitures

Discontinued Operations. On June 27, 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which was based in Oak Ridge, Tennessee. As a result of this sale, the Company recorded a gain of $2.4 million, net of tax of $3.6 million, in the third quarter of fiscal year 2008. The Nano Instruments product line was historically included in the Company’s Test segment for financial reporting. The results of operations of the Nano Instruments product line, including the gain on the sale, have been excluded from the results of operations of the Test segment and are reported as discontinued operations.

The Company does not allocate interest income or interest expense to discontinued operations. There were no operating results of discontinued operations included in the Company’s results for the three-month period ended December 27, 2008. Operating results of the discontinued operations, included in the Company’s results for the three-month period ended December 29, 2007, were as follows:

Three Months Ended December 29, 2007
(expressed in thousands)
Revenue	$2,662
Income from discontinued operations before taxes	242
Provision for income taxes	(67)
Income from discontinued operations, net of tax	$175

The assets and liabilities of discontinued operations at December 27, 2008 and September 27, 2008 were as follows:

	December 27, 2008	September 27, 2008
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$2	$149
Unbilled accounts receivable	11	88
Current deferred tax assets	143	143
Total assets of discontinued operations	$156	$380

Accrued income taxes	$177	$177
Total liabilities of discontinued operations	$177	$177

Business Acquisition. On September 28, 2008, the Company acquired substantially all of the assets of SANS Group (“SANS”). SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. The acquisition accelerates the Company’s China growth strategy while also broadening its product offering worldwide.

The total purchase price for SANS was $50.0 million, including direct acquisition costs of $2.9 million. As of December 27, 2008, approximately $35.6 million of the purchase price was paid. The remaining liability of approximately $14.4 million is included in Other Accrued Liabilities on the December 27, 2008 Consolidated Balance Sheet. The acquisition was accounted for under the purchase method of accounting. The results of operations for SANS have been included in the Company’s Consolidated Statements of Income since the date of acquisition, and are reported in the Company’s Test segment. Pro forma results have not been included, since the impact of the acquisition was not material.

The purchase price for SANS has been preliminarily allocated based on the fair values of assets acquired and liabilities assumed. The final valuation of net assets will be completed no later than one year from the acquisition date. The following table summarizes the preliminary allocation of the SANS purchase price, excluding acquisition costs, to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

September 28, 2008
(expressed in thousands)
Accounts receivable, inventories and other current assets	$18,417
Property and equipment	7,741
Other intangible assets (1)	16,747
Goodwill	14,384
Total assets acquired	57,289
Current liabilities assumed	7,318
Net assets acquired	$49,971

(1) Intangible assets include patents, trade names and non-compete agreements in the amounts of $9.2 million, $5.1 million and $2.4 million, respectively. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on intangible assets.

4. Capital Assets

Property and Equipment

Property and equipment at December 27, 2008 and September 27, 2008 consist of the following:

	December 27, 2008	September 27, 2008
	(expressed in thousands)
Land	$2,808	$1,668
Buildings and improvements	51,129	45,700
Machinery and equipment	92,067	91,851
	146,004	139,219
Less accumulated depreciation	(88,261)	(88,685)
Property and equipment, net	$57,743	$50,534

Goodwill

The changes to the carrying amount of goodwill for the three-month periods ended December 27, 2008 and December 29, 2007 were as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(expressed in thousands)
Beginning balance	$1,668	$1,642
Acquisition of SANS	14,384	—
Currency translation	(265)	35
Ending balance	$15,787	$1,677

At December 27, 2008, $14.2 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. At December 29, 2007, goodwill of $1.7 million was associated entirely with the Sensors segment.

Other Intangible Assets

Other intangible assets at December 27, 2008 and September 27, 2008 consist of the following:

	December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$5,158	$—	$5,158	5.0
Patents	9,195	(163)	9,032	15.4
Trademarks and trade names	5,566	(273)	5,293	30.2
Non-compete agreements	2,426	(202)	2,224	3.0
	$22,345	$(638)	$21,707	15.3

	September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Lives (in Years)
	(expressed in thousands)
Software development costs	$4,155	$—	$4,155	5.0
Trademarks and trade names	435	(227)	208	33.0
	$4,590	$(227)	$4,363	7.7

Amortization expense recognized during the three-month periods ended December 27, 2008 and December 29, 2007 was $0.4 million and less than $0.1 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
Remainder of 2009	$2,007
2010	2,675
2011	2,675
2012	1,865
2013	1,865
$11,087

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.4 million and 0.4 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended December 27, 2008 and December 29, 2007, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(expressed in thousands, except per share data)

Income before discontinued operations	$9,751	$8,181
Income from discontinued operations, net of tax	—	175
Net income	$9,751	$8,356

Weighted average common shares outstanding	16,936	17,693
Dilutive potential common shares	53	255
Total diluted weighted shares outstanding	16,989	17,948

Earnings per share:
Basic-
Income before discontinued operations	$0.58	$0.46
Income from discontinued operations, net of tax	—	0.01
Earnings per share	$0.58	$0.47

Diluted -
Income before discontinued operations	$0.57	$0.46
Income from discontinued operations, net of tax	—	0.01
Earnings per share	$0.57	$0.47

6. Business Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes and categorized into two reportable segments: “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended December 27, 2008 and December 29, 2007 was as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(expressed in thousands)
Revenue by Segment:
Test	$97,208	$84,209
Sensors	19,401	23,183
Total revenue	$116,609	$107,392

Income from Operations by Segment:
Test	$9,040	$6,927
Sensors	2,899	5,153
Total income from operations	$11,939	$12,080

Total assets by reportable segment at December 27, 2008 and September 27, 2008 were as follows:

	December 27, 2008	September 27, 2008
	(expressed in thousands)
Identifiable Assets by Segment:
Test	$324,314	$301,346
Sensors	93,695	97,431
Discontinued Operations	156	380
Total assets	$418,165	$399,157

7. Derivative Instruments and Hedging Activities

The Company uses interest rate swaps, forward and option currency exchange contracts to manage risks associated with foreign exchange and interest rate fluctuations. Because the market value of these contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. Derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company has made an accounting policy decision to not offset fair value amounts recognized on these derivative instruments.

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

At December 27, 2008 and December 29, 2007, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $46.3 million and $56.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $22.7 million and $38.5 million at December 27, 2008 and December 29, 2007, respectively. At December 27, 2008 the net market value of the foreign currency exchange contracts was a liability of $1.9 million, consisting of $0.3 million in assets and $2.2 million in liabilities. At December 29, 2007, the net market value of foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.3 million in assets and $0.7 million in liabilities. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three-month periods ended December 27, 2008 and December 29, 2007. At December 27, 2008 and December 29, 2007, the amount projected to be reclassified from Accumulated Other Comprehensive Income into earnings in the next 12 months was a net loss of $1.0 million and $0.6 million, respectively. The maximum remaining maturity of any forward or optional contract at December 27, 2008 and December 29, 2007 was 1.0 years and 1.3 years, respectively.

Foreign Currency Balance Sheet Hedging

The Company also uses currency exchange contracts to hedge the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other income, net on the Consolidated Statement of Income in the current period.

At December 27, 2008 and December 29, 2007, the Company had outstanding balance sheet hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $35.3 million and $45.3 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $12.9 million at December 27, 2008 and $2.3 million at December 29, 2007. At December 27, 2008, the net market value of the balance sheet foreign currency exchange contracts was a net liability of $0.3 million, consisting of $0.1 million in assets and $0.4 million in liabilities. On December 29, 2007, the net market value of the balance sheet forward exchange contracts was a liability of $0.3 million, consisting of $0.3 million in liabilities with a less than $0.1 million in offsetting assets.

Interest Rate Swaps

The Company also uses floating to fixed interest rate swaps to mitigate its exposure to changes in interest rates related to a portion of its floating rate indebtedness. The Company has designated these interest rate swaps as cash flow hedges. As a result, changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets.

At December 27, 2008, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of that date. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At December 27, 2008, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at December 27, 2008, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.76%. The total market value of the interest rate swaps at December 27, 2008 was a liability of $2.1 million.

8. Fair Value Measurements

SFAS No. 157 Adoption

Effective September 28, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a framework for measuring fair value under GAAP, and defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 clarifies that a fair value measurement should include an adjustment for risk, if market participants would include a risk adjustment in pricing the related asset or liability. In determining the fair value of financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability, and adjusts for non-performance and/or other risk, as appropriate.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the fair value hierarchy are as follows:

Level 1: Inputs are unadjusted quoted prices which are available in active markets for identical assets or liabilities.

Level 2: Inputs are other-than-quoted prices in active markets included in Level 1, which are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets, or for identical assets or liabilities in inactive markets. Level 2 includes those financial assets and liabilities that are valued using models or other valuation methodologies. The models used are primarily industry-standard, and consider various assumptions, including quoted forward prices, time value, volatility factors, and current contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of the assumptions used in these valuation models are observable in the marketplace.

Level 3: Inputs are unobservable and reflect the Company’s own assumptions used to measure assets and liabilities at fair value.

The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 27, 2008, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Derivative contracts(1)	$—	$420	$—	$420
Total assets	$—	$420	$—	$420

Liabilities:
Derivative contracts(1)	$—	$2,588	$—	$2,588
Interest rate swaps(2)		2,111	—	2,111
Total liabilities	$—	$4,699	$—	$4,699

(1)	Based on observable market transactions of spot currency rates and forward currency rates.

(2)	Based on LIBOR and swap rates.

Financial Instruments not Measured at Fair Value

Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The Company believes that the fair value of its fixed-rate long-term debt at December 27, 2008 approximates its carrying value, based on consideration of the Company’s current borrowing rates as well as the short-term nature of its maturity.

SFAS No. 159 Adoption

Effective September 28, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assts and Financial Liabilities – Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” SFAS No. 159 provides an option to elect fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value. Upon adoption of SFAS No. 159, the Company evaluated its existing eligible financial assets and liabilities and determined that the risk of volatility in earnings, which could result from underlying changes in the fair values of those assets and liabilities, was not significant. As a result, the Company did not elect to apply the fair value provisions to any of them. However, because the election to apply the provisions of SFAS No. 159 is determined on an instrument-by-instrument basis, the Company may elect the fair value measurement option on future eligible financial assets and liabilities.

9. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, pension benefit plan adjustments, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive Income for the periods ended December 27, 2008 and December 29, 2007 was as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(expressed in thousands)

Net income	$9,751	$8,356
Change in cumulative translation adjustment	(3,011)	3,344
Pension benefit plan adjustments	138	(154)
Decrease in unrealized loss on derivative instruments	(2,078)	(101)
	$4,800	$11,445

10. Financing

During the three-month period ended December 27, 2008, the Company borrowed $16.0 million under its credit facility. At December 27, 2008, outstanding borrowings under the credit facility were $40.0 million. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swap agreements. At December 27, 2008, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average fixed interest rate applicable to outstanding credit facility borrowings was 3.76%. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Short-term borrowings at December 27, 2008 and September 27, 2008 consist of the following:

	December 27, 2008	September 27, 2008
	(expressed in thousands)

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (2.39% rate in effect at December 27, 2008), maturing January 2009, with optional month-to-month term renewal and loan repricing until 2012	$11,000	$11,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (1.89% rate in effect at December 27, 2008), maturing January 2009, with optional month-to-month term renewal and loan repricing until 2012	13,000	13,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (1.08% rate in effect at December 27, 2008), maturing January 2009, with optional month-to-month term renewal and loan repricing until 2012	6,000	—

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (1.89% rate in effect at December 27, 2008), maturing January 2009, with optional month-to-month term renewal and loan repricing until 2012	10,000	—

Notes payable, non-interest bearing	384	338
Total short-term borrowings	$40,384	$24,338

11. Income Taxes

At September 27, 2008, the Company’s liability for unrecognized tax benefits was $4.0 million, of which $1.3 million would favorably affect the Company’s effective tax rate if recognized. As of December 27, 2008, the Company’s liability for unrecognized tax benefits was $4.4 million, of which $1.7 million would favorably affect the Company’s effective tax rate if recognized. As of December 27, 2008, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Legislation was enacted in October of fiscal year 2009 that extended United States R&D credits, with an effective date that is retroactive to January 1, 2008. As a result of this legislation, the Company recognized a tax benefit of approximately $1.0 million during the three-month period ended December 27, 2008.

12. Retirement Benefit Plan

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

The cost for the plan for the periods ended December 27, 2008 and December 29, 2007 included the following components:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(expressed in thousands)

Service cost	$98	$133
Interest cost	187	179
Expected return on plan assets	(172)	—
Net amortization and deferral	3	8
Net periodic benefit cost	$116	$320

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. Such important factors include:

•	We may experience difficulty obtaining materials or components for our products
•	We may experience difficulties obtaining the services of skilled employees
•	We may not achieve our growth plans for the expansion of our business
•	We are significantly international in scope, which poses multiple unique risks
•	Our business could be adversely affected by product liability and commercial litigation
•	Government regulation could impose significant costs and other constraints on our business
•	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others
•	The sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
•	Our customers are in cyclical industries
•	Our business is subject to intense competition
•	Interest rate fluctuations could adversely affect our results of operations
•	Volatility in the global economy could adversely affect our results of operations

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2009.

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

Summary of Financial Results

Three Months Ended December 27, 2008 (“First Quarter of Fiscal 2009”) Compared to Three Months Ended December 29, 2007 (“First Quarter of Fiscal 2008”)

Highlights for the First Quarter of Fiscal 2009 include:

•

On September 28, 2008 the Company acquired substantially all of the assets of SANS Group (“SANS”) for $50.0 million. SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. The results of operations for SANS have been included in the Company’s results of operations since the date of the acquisition, and are reported in the Company’s Test segment. Orders for SANS for the First Quarter of Fiscal 2009 were $5.5 million. SANS reported a $2.3 million loss from operations during the First Quarter of Fiscal 2009, on $3.3 million of revenue, driven by reduced gross profit and increased operating expenses associated with acquisition-related items.

•

Orders for the First Quarter of Fiscal 2009 decreased 22.8% to $95.3 million, compared to $123.5 million for the First Quarter of Fiscal 2008, as worldwide economic decline had a negative impact on both the Test and Sensors segments.

•

Revenue for the First Quarter of Fiscal 2009 increased 8.6% to $116.6 million, compared to $107.4 million in the First Quarter of Fiscal 2008. This increase was primarily due to a 15.3% increase in the organic Test business, driven by higher opening backlog, and a 3.0% benefit from SANS, partially offset by a 14.3% decline in the Sensors segment and a 3.4% unfavorable impact of currency translation.

•

Income from operations for the First Quarter of Fiscal 2009 was relatively flat at $11.9 million, compared to $12.1 million for the First Quarter of Fiscal 2008, as the unfavorable impact of the volume decline in the Sensors segment, as well as a $2.3 million operating loss from SANS, more than offset increased volume and reduced operating expenses in the organic Test business.

•

The effective tax rate for the First Quarter of Fiscal 2009 was 24.1%, a decrease of 11.0 percentage points compared to a tax rate of 35.1% for the First Quarter of Fiscal 2008. This decrease was primarily due to legislation enacted in the First Quarter of Fiscal 2009 that extended U.S. R&D credits, with an effective date that is retroactive to January 1, 2008. The R&D credits provided a tax benefit of $1.0 million.

•

Earnings per diluted share for the First Quarter of Fiscal 2009 increased $0.10, or 21.3%, to $0.57, compared to $0.47 for the First Quarter of Fiscal 2008. A lower tax rate, as well reduced shares outstanding in the First Quarter of Fiscal 2009 favorably impacted earnings per diluted share by $0.08 and $0.03, respectively.

•

Cash and cash equivalents at the end of the First Quarter of Fiscal 2009 totaled $104.8 million, compared to $114.1 million at the end of the First Quarter of Fiscal 2008. Cash flows from operations generated $5.5 million. During the First Quarter of Fiscal 2009, the Company borrowed $16.0 million from its credit facility, paid an additional $18.9 million for the acquisition of SANS, invested $3.0 million in capital expenditures, and purchased 120,100 shares of common stock for $3.6 million.

Detailed Financial Results

Orders and Backlog

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 orders, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended December 29, 2007	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended December 27, 2008
Orders	$123.5	$(31.9)	$5.5	$(1.8)	$95.3

Orders for the First Quarter of Fiscal 2009 totaled $95.3 million, a decrease of $28.2 million, or 22.8%, compared to orders of $123.5 million for the First Quarter of Fiscal 2008. This decrease is primarily due to lower order volume in both the organic Test business and Sensors segment across all geographies, partially offset by a $5.5 million increase from SANS. Orders from international customers for the First Quarter of Fiscal 2009 represented 65.5% of total orders, compared to 60.4% for the First Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the First Quarter of Fiscal 2009, was $218.4 million, a decrease of 6.9% from backlog of $234.7 million at September 27, 2008. Backlog at the end of the First Quarter of Fiscal 2009 included $10.8 million from SANS. Backlog at the end of the First Quarter of Fiscal 2008 was $227.5 million. During the First Quarter of Fiscal 2009, the Company experienced one order cancellation in the Test segment approximating $3.0 million. The Company seldom experiences order cancellations larger than $1.0 million, however, economic conditions could have an adverse impact on future order cancellations.

Results of Operations

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 statements of operations (in millions, except per share data):

	Three Months Ended
	December 27, 2008	December 29, 2007	Variance	% Variance
Revenue	$116.6	$107.4	$9.2	8.6%
Cost of sales	72.4	64.2	8.2	12.8%
Gross profit	44.2	43.2	1.0	2.3%
Gross margin	37.9%	40.2%	-2.3%
Operating expenses:
Selling and marketing	19.1	19.0	0.1	0.5%
General administrative	9.9	8.1	1.8	22.2%
Research and development	3.3	4.0	(0.7)	-17.5%
Total operating expenses	32.3	31.1	1.2	3.9%
Income from operations	11.9	12.1	(0.2)	-1.7%
Interest expense	(0.5)	(0.3)	(0.2)	66.7%
Interest income	0.5	0.9	(0.4)	-44.4%
Other income (expense), net	1.0	(0.1)	1.1	NM
Income before income taxes and discontinued operations	12.9	12.6	0.3	2.4%
Provision for income taxes	3.1	4.4	(1.3)	-29.5%
Income before discontinued operations	9.8	8.2	1.6	19.5%
Income from discontinued operations, net of tax	—	0.2	(0.2)	NM
Net income	$9.8	$8.4	$1.4	16.7%
Diluted earnings per share	$0.57	$0.47	0.10	21.3%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended December 29, 2007	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended December 27, 2008
Revenue	$107.4	$9.5	$3.3	$(3.6)	$116.6
Cost of sales	64.2	8.3	2.6	(2.7)	72.4
Gross profit	43.2	1.2	0.7	(0.9)	44.2
	40.2%		21.2%		37.9%
Operating expenses:
Selling and marketing	19.0	(0.4)	1.0	(0.5)	19.1
General administrative	8.1	(0.2)	2.0	—	9.9
Research and development	4.0	(0.7)	—	—	3.3
Total operating expenses	31.1	(1.3)	3.0	(0.5)	32.3
Income (loss) from operations	$12.1	$2.5	$(2.3)	$(0.4)	$11.9

Revenue for the First Quarter of Fiscal 2009 was $116.6 million, an increase of $9.2 million, or 8.6%, compared to revenue of $107.4 million for the First Quarter of Fiscal 2008. This increase was primarily driven by higher opening backlog in the organic Test business, as well as $3.3 million from SANS, partially offset by lower volume in the Sensors segment, and an estimated $3.6 million unfavorable impact of currency translation. Revenue from international customers for the First Quarter of Fiscal 2009 represented 65.1% of total revenue, compared to 65.8% for the First Quarter of Fiscal 2008.

Gross profit for the First Quarter of Fiscal 2009 was $44.2 million, an increase of $1.0 million, or 2.3%, compared to gross profit of $43.2 million for the First Quarter of Fiscal 2008. Gross profit as a percentage of revenue for the First Quarter of Fiscal 2009 was 37.9%, a decrease of 2.3 percentage points from 40.2% for the First Quarter of Fiscal 2008. This decrease was primarily due to the volume decline in the Sensors segment, as well as unfavorable product mix in the organic Test business. In addition, SANS negatively impacted gross profit by 0.5 percentage points in the First Quarter of Fiscal 2009, primarily due to the sale of inventory that was written up to fair value as part of the acquisition.

Selling and marketing expense for the First Quarter of Fiscal 2009 was $19.1 million, relatively flat compared to $19.0 million for the First Quarter of Fiscal 2008, as a $1.0 million increase from SANS was substantially offset by reduced commission payments in the organic Test business. Selling and marketing expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 16.4%, compared to 17.7% for the First Quarter of Fiscal 2008.

General and administrative expense for the First Quarter of Fiscal 2009 was $9.9 million, an increase of $1.8 million, or 22.2%, compared to $8.1 million for the First Quarter of Fiscal 2008. This increase was primarily driven by SANS, as well as increased compensation and benefit payments in the Sensors segment, partially offset by net reduced legal and other professional fees in the organic Test business,. General and administrative expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 8.5%, compared to 7.5% for the First Quarter of Fiscal 2008.

Research and development expense for the First Quarter of Fiscal 2009 was $3.3 million, a decrease of $0.7 million, or 17.5%, compared to $4.0 million for the First Quarter of Fiscal 2008. The decrease was due to a temporary reallocation of resources towards other operating initiatives in the organic Test business, as well as reduced spending in the Sensors segment. Research and development expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 2.8%, compared to 3.7% for the First Quarter of Fiscal 2008.

Income from operations for the First Quarter of Fiscal 2009 was $11.9 million, relatively flat compared to income from operations of $12.1 million for the First Quarter of Fiscal 2008, as increased gross profit and reduced operating expenses in the organic Test business were substantially offset by lower gross profit in the Sensors segment, and a $2.3 million operating loss from SANS. Operating income as a percentage of revenue for the First Quarter of Fiscal 2009 was 10.2%, compared to 11.3% for the First Quarter of Fiscal 2008.

Interest expense was $0.5 million for the First Quarter of Fiscal 2009, an increase of $0.2 million compared to $0.3 million for the First Quarter of Fiscal 2008, as the interest expense incurred on the higher level of short-term borrowings was substantially offset by a reduction in fixed-rate long-term debt.

Interest income was $0.5 million for the First Quarter of Fiscal 2009, a decrease of $0.4 million compared to $0.9 million for the First Quarter of Fiscal 2008, due to lower interest rates applied to lower average cash and cash equivalents balances in the First Quarter of Fiscal 2009 compared to the First Quarter of Fiscal 2008.

Other income (expense), net was $1.0 million of net other income for the First Quarter of Fiscal 2009, an increase of $1.1 million compared to $0.1 million of net other expense in the First Quarter of Fiscal 2008. This increase in net other income was primarily due to net gains on foreign currency transactions in the First Quarter of Fiscal 2009.

Provision for income taxes totaled $3.1 million for the First Quarter of Fiscal 2009, a decrease of $1.3 million, or 29.5%, compared to $4.4 million for the First Quarter of Fiscal 2008, primarily due to a lower effective tax rate. The effective tax rate for the First Quarter of Fiscal 2009 was 24.1%, a decrease of 11.0 percentage points compared to a tax rate of 35.1% for the First Quarter of Fiscal 2008. This decrease was primarily due to legislation enacted in the First Quarter of Fiscal 2009 that extended U.S. R&D credits, with an effective date that was retroactive to January 1, 2008.

Net income was $9.8 million for the First Quarter of Fiscal 2009, an increase of $1.4 million, or 16.7%, compared to $8.4 million for the First Quarter of Fiscal 2008. The increase in net income was primarily driven by a decreased income tax and favorable gains on foreign currency transactions.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.03 for the First Quarter of Fiscal 2009.

Segment Results

Test Segment

Orders and Backlog

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended December 29, 2007	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended December 27, 2008
Orders	$101.2	$(28.4)	$5.5	$(1.3)	$77.0

Orders for the First Quarter of Fiscal 2009 totaled $77.0 million, a decrease of $24.2 million, or 23.9%, compared to orders of $101.2 million for the First Quarter of Fiscal 2008, primarily due to lower volume in the organic business across all geographies resulting from an overall weakening of the global economy, partially offset by $5.5 million from SANS. First Quarter of Fiscal 2008 orders included one large custom order for approximately $6.6 million. The Test segment accounted for 80.8% of total Company orders for the First Quarter of Fiscal 2009, compared to 81.9% for the First Quarter of Fiscal 2008. Orders from international customers for the First Quarter of Fiscal 2009 represented 64.2% of total orders, compared to 57.4% for the First Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the First Quarter of Fiscal 2009 was $207.9 million, a decrease of 6.7% from backlog of $222.8 million at September 27, 2008. Backlog at the end of the First Quarter of Fiscal 2009 included $10.8 million from SANS. Backlog at the end of the First Quarter of Fiscal Year 2008 was $215.8 million.

Results of Operations

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended December 29, 2007	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended December 27, 2008
Revenue	$84.2	$12.8	$3.3	$(3.1)	$97.2
Cost of sales	54.2	9.6	2.6	(2.5)	63.9
Gross profit	30.0	3.2	0.7	(0.6)	33.3
	35.6%		21.2%		34.3%
Operating expenses:
Selling and marketing	14.8	(0.6)	1.0	(0.4)	14.8
General administrative	5.6	(0.3)	2.0	—	7.3
Research and development	2.7	(0.5)	—	—	2.2
Total operating expenses	23.1	(1.4)	3.0	(0.4)	24.3
Income (loss) from operations	$6.9	$4.6	$(2.3)	$(0.2)	$9.0

Revenue for the First Quarter of Fiscal 2009 was $97.2 million, an increase of $13.0 million, or 15.4%, compared to revenue of $84.2 million for the First Quarter of Fiscal 2008. This increase was primarily driven by higher opening backlog in the organic business, as well as $3.3 million from SANS, partially offset by an estimated $3.1 million unfavorable impact of currency translation. Revenue from international customers for the First Quarter of Fiscal 2009 represented 64.0% of total revenue, compared to 63.9% for the First Quarter of Fiscal 2008.

Gross profit for the First Quarter of Fiscal 2009 was $33.3 million, an increase of $3.3 million, or 11.0%, compared to gross profit of $30.0 million for the First Quarter of Fiscal 2008. Gross profit as a percentage of revenue for the First Quarter of Fiscal 2009 was 34.3%, a decrease of 1.3 percentage points from 35.6% for the First Quarter of Fiscal 2008. This decease was primarily due to a higher mix of lower-margin custom projects and higher material costs, particularly steel and aluminum, in the organic business. In addition, SANS negatively impacted gross profit by 0.5 percentage points in the First Quarter of Fiscal 2009.

Selling and marketing expense for the First Quarter of Fiscal 2009 was $14.8 million, flat compared to the First Quarter of Fiscal 2008, as a $1.0 million increase from SANS was offset by reduced commission payments in the organic business. Selling and marketing expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 15.2%, compared to 17.6% for the First Quarter of Fiscal 2008.

General and administrative expense for the First Quarter of Fiscal 2009 was $7.3 million, an increase of $1.7 million, or 30.4%, compared to $5.6 million for the First Quarter of Fiscal 2008. This increase was primarily due to SANS, partially offset by a net reduction in legal and other professional fees in the organic business. General and administrative expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 7.5%, compared to 6.7% for the First Quarter of Fiscal 2008.

Research and development expense for the First Quarter of Fiscal 2009 was $2.2 million, a decrease of $0.5 million, or 18.5%, compared to $2.7 million for the First Quarter of Fiscal 2008. The decrease was due to a temporary reallocation of resources towards other operating initiatives. Research and development expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 2.3%, compared to 3.2% for the First Quarter of Fiscal 2008.

Income from operations for the First Quarter of Fiscal 2009 was $9.0 million, an increase of $2.1 million, or 30.4%, compared to income from operations of $6.9 million for the First Quarter of Fiscal 2008. This increase in primarily due to increased gross profit and reduced operating expenses in the organic business, partially offset by a $2.3 million operating loss from SANS. Operating income as a percentage of revenue for the First Quarter of Fiscal 2009 was 9.3%, compared to 8.2% for the First Quarter of Fiscal 2008.

SANS Acquisition

Orders and revenue for the First Quarter of Fiscal 2009 were $5.5 million and $3.3 million, respectively. Gross profit as a percentage of revenue for the First Quarter of Fiscal 2009 was 21.2%. Gross profit includes a $0.8 million reduction associated with the sale of inventory that was written up to fair value as part of the acquisition, which negatively impacted the gross margin rate by 24.2%. Loss from operations for the First Quarter of Fiscal 2009 was $2.3 million, driven by reduced gross profit and increased operating expenses associated with integration costs.

Sensors Segment

Orders and Backlog

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 orders for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended December 29, 2007	Organic Business Change	Currency Translation	Three Months Ended December 27, 2008
Orders	$22.3	$(3.5)	$(0.5)	$18.3

Orders for the First Quarter of Fiscal 2009 totaled $18.3 million, a decrease of $4.0 million, or 17.9%, compared to orders of $22.3 million for the First Quarter of Fiscal 2008, primarily due to lower volume across all geographies resulting from overall weakening of the global economy. The Sensors segment accounted for 19.2% of total Company orders for the First Quarter of Fiscal 2009, compared to 18.1% for the First Quarter of Fiscal 2008. Orders from international customers for the First Quarter of Fiscal 2009 represented 71.0% of total orders, compared to 74.0% for the First Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the First Quarter of Fiscal 2009 was $10.5 million, a decrease of 11.8% from backlog of $11.9 million at September 27, 2008. Backlog at the end of the First Quarter of Fiscal Year 2008 was $11.7 million.

Results of Operations

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

The following is a comparison of First Quarter of Fiscal 2009 and First Quarter of Fiscal 2008 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended December 29, 2007	Organic Business Change	Currency Translation	Three Months Ended December 27, 2008
Revenue	$23.2	$(3.3)	$(0.5)	$19.4
Cost of sales	10.0	(1.3)	(0.2)	8.5
Gross profit	13.2	(2.0)	(0.3)	10.9
	56.9%			56.4%
Operating expenses:
Selling and marketing	4.2	0.2	(0.1)	4.3
General administrative	2.5	0.1	—	2.6
Research and development	1.3	(0.2)	—	1.1
Total operating expenses	8.0	0.1	(0.1)	8.0

Income (loss) from operations	$5.2	$(2.1)	$(0.2)	$2.9

Revenue for the First Quarter of Fiscal 2009 was $19.4 million, a decrease of $3.8 million, or 16.4%, compared to revenue of $23.2 million for the First Quarter of Fiscal 2008. This decrease was primarily driven by reduced worldwide volume. Revenue from international customers for the First Quarter of Fiscal 2009 represented 70.6% of total revenue, compared to 72.9% for the First Quarter of Fiscal 2008.

Gross profit for the First Quarter of Fiscal 2009 was $10.9 million, a decrease of $2.3 million, or 17.4%, compared to gross profit of $13.2 million for the First Quarter of Fiscal 2008. Gross profit as a percentage of revenue for the First Quarter of Fiscal 2009 was 56.4%, a decrease of 0.5 percentage points from 56.9% for the First Quarter of Fiscal 2008. This decrease was primarily due to reduced volume, partially offset by favorable product mix.

Selling and marketing expense for the First Quarter of Fiscal 2009 was $4.3 million, relatively flat compared to the First Quarter of Fiscal 2008. The slight increase is primarily due to higher compensation and benefit payments. Selling and marketing expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 22.2%, compared to 18.1% for the First Quarter of Fiscal 2008.

General and administrative expense for the First Quarter of Fiscal 2009 was $2.6 million, relatively flat compared to the First Quarter of Fiscal 2008. General and administrative expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 13.4%, compared to 10.8% for the First Quarter of Fiscal 2008.

Research and development expense for the First Quarter of Fiscal 2009 was $1.1 million, a decrease of $0.2 million, or 15.4%, compared to $1.3 million for the First Quarter of Fiscal 2008. The decrease was due to reduced spending. Research and development expense as a percentage of revenue for the First Quarter of Fiscal 2009 was 5.7%, relatively flat compared to the First Quarter of Fiscal 2008.

Income from operations for the First Quarter of Fiscal 2009 was $2.9 million, a decrease of $2.3 million, or 44.2%, compared to income from operations of $5.2 million for the First Quarter of Fiscal 2008, primarily due to lower gross profit. Operating income as a percentage of revenue for the First Quarter of Fiscal 2009 was 14.9%, compared to 22.4% for the First Quarter of Fiscal 2008.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $104.8 million at the end of the First Quarter of Fiscal 2009. Of this amount, $13.2 million was located in North America, $70.4 million in Europe, and $21.2 million in Asia. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2009, the Company held no short-term investments.

Total cash and cash equivalents decreased $9.3 million in the First Quarter of Fiscal 2009, primarily due to employee incentives and related benefit payments, purchases of the Company’s stock, and dividend payments, partially offset by earnings. Total cash and cash equivalents increased $8.8 million in the First Quarter of Fiscal 2008, primarily due to earnings and net proceeds generated from the conversion of short-term investments to cash and cash equivalents, partially offset by increased working capital requirements, employee incentives and related benefits payments, and purchases of the Company’s common stock. The Company believes that its anticipated operating cash flows, funds available from cash, cash equivalents, and its credit facility, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities and strategic acquisitions.

Cash flows from operating activities provided cash totaling $5.5 million for the First Quarter of Fiscal 2009, compared to use of cash totaling $1.7 million for the First Quarter of Fiscal 2008. The cash provided for the First Quarter of Fiscal 2009 was primarily due to $15.8 million decreased accounts and unbilled receivables resulting from the general timing of billing and collections, and earnings. The cash provided was partially offset by $9.0 million net employee incentives and related benefits payments, primarily consisting of bonuses relating to the 2008 fiscal year, $8.4 million decreased accounts payable resulting from the general timing of purchases and payments, and a $2.9 million decrease in advance payments received from customers. The cash usage for the First Quarter of Fiscal 2008 was primarily due to $8.5 million increased accounts and unbilled receivables, $4.4 million net employee incentives and related benefits payments, $4.0 million decreased accounts payable, partially offset by earnings and a $7.7 million increase in advance payments received from customers driven by higher order volume.

Cash flows from investing activities required the use of cash totaling $22.0 million for the First Quarter of Fiscal 2009, compared to cash provided totaling $14.6 million for the First Quarter of Fiscal 2008. The cash usage for the First Quarter of Fiscal 2009 was due to $18.9 million payments associated with the acquisition of SANS, and a $3.0 million investment in property and equipment. The cash provided for the First Quarter of Fiscal 2008 was due to net proceeds from the conversion of short-term investments to cash and cash equivalents of $17.1 million, partially offset by a $2.5 million investment in property and equipment.

Cash flows from financing activities provided cash totaling $9.9 million for the First Quarter of Fiscal 2009, compared to a use of cash totaling $6.7 million for the First Quarter of Fiscal 2008. The cash provided in the First Quarter of Fiscal 2009 was primarily due $16.0 million net proceeds received from short-term borrowings, partially offset by the use of $3.6 million to purchase 120,100 shares of the Company’s common stock, and payment of cash dividends of $2.5 million. The cash usage for the First Quarter of Fiscal 2008 was primarily due to the use of $4.6 million to purchase 108,000 shares of the Company’s common stock, and payment of cash dividends of $2.7 million, partially offset by $0.7 million received in connection with employee stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2009, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of December 27, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual sale of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Business Acquisitions. The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Determining the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact net income.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of SFAS No. 163 to have any impact on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at December 27, 2008 included $104.8 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the three-month period ended December 27, 2008.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $5.2 million in revenue for the three-month period ended December 27, 2008.

At December 27, 2008, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.4 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates. The Company’s long-term debt has a fixed rate of interest and, therefore, is not impacted by changes in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of December 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously announced, the Company acquired substantially all of the assets of SANS on September 28, 2008. The Company has not fully evaluated any changes in internal control over financial reporting associated with this acquisition and, therefore, any material changes that may result from this acquisition have not been disclosed in this report. The Company intends to disclose all material changes, if any, resulting from this acquisition within, or prior to, the time that our first annual assessment of internal control over financial reporting is required to include SANS. The results of operations of SANS have been included in the Company’s results of operations since the date of the acquisition.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 28, 2008 - November 1, 2008	43,500	$35.46	43,500	2,467,538
November 2, 2008 - November 29, 2008	38,200	$29.14	38,200	2,429,338
November 30, 2008 - December 27, 2008	38,400	$24.95	38,400	2,390,938
Total	120,100	$30.09	120,100

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the First Quarter of Fiscal 2009, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under both authorizations has been delegated to management. The share purchase authorizations have no expiration date.

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

MTS SYSTEMS CORPORATION

Dated: February 2, 2009	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair, President and Chief Executive Officer

Dated: February 2, 2009	/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

3.a	Restated and Amended Articles of Incorporation, incorporated by reference from Exhibit 3.a. of Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference from Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).