Form 10-Q
period 2009-03-28
MTS SYSTEMS CORP
filed 2009-05-04
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 28, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2009 was 16,753,642 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 28, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	March 28, 2009	September 27, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$99,349	$114,099
Accounts receivable, net of allowances for doubtful accounts of $1,212 and $1,008 respectively	97,785	101,331
Unbilled accounts receivable	30,547	43,022
Inventories	51,928	46,135
Prepaid expenses and other current assets	4,116	6,205
Deferred tax assets	12,669	11,825
Assets of discontinued operations	284	380
Total current assets	296,678	322,997

Property and equipment, net	57,204	50,534
Goodwill	15,791	1,668
Other intangible assets, net	21,863	4,363
Other assets	3,711	17,283
Deferred tax assets	2,081	2,312
Total Assets	$397,328	$399,157

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$40,280	$24,338
Current maturities of long-term debt	1,154	2,308
Accounts payable	21,706	28,567
Accrued payroll and related costs	23,982	33,819
Advance payments from customers	56,828	64,979
Accrued warranty costs	8,196	6,107
Accrued income taxes	1,581	4,510
Deferred tax liabilities	3,350	3,723
Other accrued liabilities	29,019	17,042
Liabilities of discontinued operations	174	177
Total current liabilities	186,270	185,570

Deferred tax liabilities	1,141	1,354
Non-current accrued income taxes	4,381	4,009
Pension benefit plan	626	245
Other long-term liabilities	2,839	3,037
Total Liabilities	195,257	194,215

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
16,760 and 16,976 shares issued and outstanding	4,190	4,244
Retained earnings	183,084	175,216
Accumulated other comprehensive income	14,797	25,482
Total Shareholders’ Investment	202,071	204,942
Total Liabilities and Shareholders’ Investment	$397,328	$399,157

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenue:
Product	$94,273	$94,808	$193,670	$187,748
Service	13,379	17,360	30,591	31,812
Total revenue	107,652	112,168	224,261	219,560
Cost of sales:
Product	57,709	56,262	121,159	112,929
Service	8,430	9,832	17,368	17,335
Total cost of sales	66,139	66,094	138,527	130,264
Gross profit	41,513	46,074	85,734	89,296

Operating expenses:
Selling and marketing	17,868	19,705	36,989	38,758
General and administrative	8,024	8,463	17,926	16,574
Research and development	3,874	4,050	7,133	8,028
Total operating expenses	29,766	32,218	62,048	63,360

Income from operations	11,747	13,856	23,686	25,936

Interest expense	(555)	(317)	(1,063)	(668)
Interest income	303	960	820	1,885
Other (expense) income, net	(1,161)	882	(267)	832

Income before income taxes and discontinued operations	10,334	15,381	23,176	27,985
Provision for income taxes	2,886	1,936	5,977	6,359
Income before discontinued operations	7,448	13,445	17,199	21,626

Discontinued operations:
Income from discontinued operations, net of tax	25	94	25	269
Net income	$7,473	$13,539	$17,224	$21,895

Earnings per share:
Basic-
Income before discontinued operations	$0.44	$0.76	$1.02	$1.23
Income from discontinued operations, net of tax	—	0.01	—	0.01
Earnings per share	$0.44	$0.77	$1.02	$1.24
Weighted average number of common shares outstanding - basic	16,841	17,608	16,888	17,648

Diluted-
Income before discontinued operations	$0.44	$0.76	$1.02	$1.21
Income from discontinued operations, net of tax	—	—	—	0.01
Earnings per share	$0.44	$0.76	$1.02	$1.22
Weighted average number of common shares outstanding - diluted	16,881	17,777	16,935	17,878

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$17,224	$21,895
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	(25)	(269)
Stock-based compensation	1,978	2,145
Excess tax benefits from stock-based compensation	(4)	(51)
Charge for fair value mark-up of acquired inventory	1,336	—
Net periodic pension benefit cost	231	654
Depreciation and amortization	5,842	4,421
Deferred income taxes	(881)	(3,299)
Bad debt provision	304	60

Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	21,408	(8,154)
Inventories	(516)	(2,582)
Prepaid expenses	(806)	(1,011)
Other assets	(622)	(3,763)
Accounts payable	(10,958)	(1,793)
Accrued payroll and related costs	(7,968)	852
Advance payments from customers	(8,840)	9,127
Accrued warranty costs	2,221	(127)
Other liabilities	(4,196)	1,074
Contributions to pension benefit plan	(145)	(148)
Operating activities of discontinued operations	118	(689)
Net cash provided by operating activities	15,701	18,342

Cash flows from investing activities:
Purchases of property and equipment	(5,867)	(4,875)
Purchase of business	(21,598)	—
Proceeds from maturity of short-term investments	—	19,050
Purchases of short-term investments	—	(2,000)
Investing activities of discontinued operations	—	(79)
Net cash (used in) provided by investing activities	(27,465)	12,096

Cash flows from financing activities:
Net proceeds (repayments) under short-term borrowings	15,909	(152)
Payments of long-term debt	(1,154)	(1,154)
Excess tax benefits from stock-based compensation	4	51
Cash dividends	(5,082)	(5,308)
Proceeds from exercise of stock options and employee stock purchase plan	498	1,613
Payments to purchase and retire common stock	(6,724)	(9,088)
Net cash provided by (used in) financing activities	3,451	(14,038)

Effect of exchange rate on changes in cash	(6,437)	8,645

Net (decrease) increase in cash and cash equivalents	(14,750)	25,045

Cash and cash equivalents, at beginning of period	114,099	104,345
Cash and cash equivalents, at end of period	$99,349	$129,390

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest expense	$747	$317
Income taxes	$8,258	$10,672

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed with the SEC. Interim results of operations for the three- and six-month periods ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 28, 2009 and September 27, 2008 were as follows:

	March 28, 2009	September 27, 2008
	(expressed in thousands)
Customer projects in various stages of completion	$16,109	$14,257
Components, assemblies and parts	35,819	31,878
Total	$51,928	$46,135

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

Software Development Costs. The Company capitalizes certain software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs include purchased materials and services, salary and benefits of the Company’s development and technical support staff, and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on the Company’s product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended March 28, 2009 and March 29, 2008 were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands)
Beginning balance	$6,233	$6,176	$6,107	$6,205
Warranty provisions	4,060	1,775	5,985	3,330
Warranty claims	(1,929)	(1,870)	(3,764)	(3,527)
Acquisition of SANS	—	—	73	—
Currency translation	(168)	213	(205)	286
Ending balance	$8,196	$6,294	$8,196	$6,294

Stock-Based Compensation. The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006. These stock plans are administered under the supervision of the Company’s Board of Directors. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At March 28, 2009, a total of 1,793,495 shares were available for future grant under the 2002 and 2006 plans. Stock-based compensation expense is determined in accordance with SFAS No. 123R based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended March 28, 2009 and March 29, 2008 was $0.9 million and $1.2 million, respectively. Stock-based compensation expense for the six-month periods ended March 28, 2009 and March 29, 2008 was $2.0 million and $2.1 million, respectively.

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

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires additional disclosures regarding defined benefit plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132R-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP No. 132R-1 to have a material impact on its consolidated financial statements.

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

The Company does not allocate interest income or interest expense to discontinued operations. Operating results of the discontinued operations, included in the Company’s results for the three- and six-month periods ended March 28, 2009 and March 29, 2008, were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands)
Revenue	$128	$2,378	$128	$5,040
Income from discontinued operations before taxes	36	152	36	394
Provision for income taxes	(11)	(58)	(11)	(125)
Income from discontinued operations, net of tax	$25	$94	$25	$269

The assets and liabilities of discontinued operations at March 28, 2009 and September 27, 2008 were as follows:

	March 28, 2009	September 27, 2008
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$—	$149
Unbilled accounts receivable	141	88
Current deferred tax assets	143	143
Total assets of discontinued operations	$284	$380

Accrued income taxes	$174	$177
Total liabilities of discontinued operations	$174	$177

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

The total purchase price for SANS was $50.0 million, including direct acquisition costs of $2.9 million. As of March 28, 2009, approximately $38.2 million of the purchase price was paid. The remaining liability of approximately $11.8 million is included in Other Accrued Liabilities on the March 28, 2009 Consolidated Balance Sheet. The results of operations for SANS have been included in the Company’s Consolidated Statements of Income since the date of acquisition, and are reported in the Company’s Test segment. Pro forma results have not been included, since the impact of the acquisition was not material.

The purchase price for SANS has been preliminarily allocated based on the fair values of assets acquired and liabilities assumed. The final valuation of net assets will be completed no later than one year from the acquisition date. The following table summarizes the preliminary allocation of the SANS purchase price, including acquisition costs, to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

4. Capital Assets

Property and Equipment

Property and equipment at March 28, 2009 and September 27, 2008 consist of the following:

	March 28, 2009	September 27, 2008
	(expressed in thousands)
Land	$2,805	$1,668
Buildings and improvements	50,644	45,700
Machinery and equipment	93,026	91,851
	146,475	139,219
Less accumulated depreciation	(89,271)	(88,685)
Property and equipment, net	$57,204	$50,534

Goodwill

The changes to the carrying amount of goodwill for the three- and six-month periods ended March 28, 2009 and March 29, 2008 were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands)
Beginning balance	$15,787	$1,677	$1,668	$1,642
Acquisition of SANS	—	—	14,384	—
Currency translation	4	71	(261)	106
Ending balance	$15,791	$1,748	$15,791	$1,748

At March 28, 2009, $14.2 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. At March 29, 2008, goodwill of $1.7 million was associated entirely with the Sensors segment.

Other Intangible Assets

Other intangible assets at March 28, 2009 and September 27, 2008 consist of the following:

	March 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$5,898	$(215)	$5,683	5.0
Patents	9,218	(326)	8,892	15.4
Trademarks and trade names	5,579	(319)	5,260	30.2
Non-compete agreements	2,433	(405)	2,028	3.0
	$23,128	$(1,265)	$21,863	15.0

	September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Lives (in Years)
	(expressed in thousands)
Software development costs	$4,155	$—	$4,155	5.0
Trademarks and trade names	435	(227)	208	33.0
	$4,590	$(227)	$4,363	7.7

Amortization expense recognized during the three-month periods ended March 28, 2009 and March 29, 2008 was $0.6 million and less than $0.1 million, respectively. Amortization expense recognized during the six-month periods ended March 28, 2009 and March 29, 2008 was $1.0 million and less than $0.1 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
Remainder of 2009	$1,338
2010	$2,677
2011	$2,677
2012	$1,866
2013	$1,866

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.4 million and 1.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended March 28, 2009 and March 29, 2008, respectively. Stock options to acquire 1.4 million and 0.8 million weighted common shares have been excluded from diluted weighted shares outstanding for the six-month periods ended March 28, 2009 and March 29, 2008, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands, except per share data)

Income before discontinued operations	$7,448	$13,445	$17,199	$21,626
Income from discontinued operations, net of tax	25	94	25	269
Net income	$7,473	$13,539	$17,224	$21,895

Weighted average common shares outstanding	16,841	17,608	16,888	17,648
Dilutive potential common shares	40	169	47	230
Total diluted weighted shares outstanding	16,881	17,777	16,935	17,878

Earnings per share:
Basic-
Income before discontinued operations	$0.44	$0.76	$1.02	$1.23
Income from discontinued operations, net of tax	—	0.01	—	0.01
Earnings per share	$0.44	$0.77	$1.02	$1.24

Diluted -
Income before discontinued operations	$0.44	$0.76	$1.02	$1.21
Income from discontinued operations, net of tax	—	—	—	0.01
Earnings per share	$0.44	$0.76	$1.02	$1.22

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

Financial information by reportable segment for the periods ended March 28, 2009 and March 29, 2008 was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands)		(expressed in thousands)
Revenue by Segment:
Test	$90,929	$87,786	$188,137	$171,995
Sensors	16,723	24,382	36,124	47,565
Total revenue	$107,652	$112,168	$224,261	$219,560

Income from Operations by Segment:
Test	$9,271	$8,389	$18,311	$15,316
Sensors	2,476	5,467	5,375	10,620
Total income from operations	$11,747	$13,856	$23,686	$25,936

Total assets by reportable segment at March 28, 2009 and September 27, 2008 were as follows:

	March 28, 2009	September 27, 2008
	(expressed in thousands)
Identifiable Assets by Segment:
Test	$305,513	$301,346
Sensors	91,531	97,431
Discontinued Operations	284	380
Total assets	$397,328	$399,157

7. Derivative Instruments and Hedging Activities

Effective December 28, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 amends and enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company’s results of operations are materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company has made an accounting policy decision to not offset fair value amounts recognized on these derivative instruments. As of March 28, 2009, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to SFAS No. 133. The Company’s balance sheet hedges are accounted for and reported under the guidance of SFAS No. 52, “Foreign Currency Translation.” The fair value of the Company’s designated and undesignated outstanding hedge derivative assets and liabilities were reported in the March 28, 2009 Consolidated Balance Sheet as follows:

	March 28, 2009
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Hedge derivatives designated under SFAS No. 133:
Foreign exchange cash flow hedges	$471	$492
Interest rate swaps	—	2,154
Total hedge derivatives designated under SFAS No. 133	471	2,646

Hedge derivatives not designated under SFAS No. 133:
Foreign exchange balance sheet hedges	—	797
Total hedge derivatives	$471	$3,443

Foreign Currency Cash Flow Hedging

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component in Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Investment on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. The Company periodically assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statement of Income.

At March 28, 2009 and March 29, 2008, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $30.4 million and $62.9 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $24.2 million and $34.1 million at March 28, 2009 and March 29, 2008, respectively. At March 28, 2009 the net market value of the foreign currency exchange contracts was a net liability of less than $0.1 million, consisting of $0.5 million in liabilities and $0.5 million in offsetting assets. At March 29, 2008, the net market value of foreign currency exchange contracts was a net liability of $1.8 million, consisting of $2.2 million in liabilities and $0.4 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three- and six-month periods ended March 28, 2009, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended March, 28 2009	Six Months Ended March, 28 2009
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$(1,277)	$108
Net loss reclassified into Revenue (effective portion)	81	1,072
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	169	169
Net loss (gain) recognized in OCI (effective portion)	1,098	(1,278)
Ending unrealized net gain in AOCI	$71	$71

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in the three- and six-month periods ended March 28, 2009 and March 29, 2008. At March 28, 2009 and March 29, 2008, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.1 million and a net loss of $1.4 million, respectively. The maximum remaining maturity of any forward or optional contract at March 28, 2009 and March 29, 2008 was 0.7 years and 1.1 years, respectively.

Interest Rate Swaps

The Company also uses floating to fixed interest rate swaps to mitigate its exposure to changes in interest rates related to a portion of its floating rate indebtedness. The Company has designated these interest rate swaps as cash flow hedges. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets.

At March 28, 2009, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of that date. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At March 28, 2009, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at March 28, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.76%. The total market value of the interest rate swaps at March 28, 2009 was a liability of $2.2 million.

The pretax amounts recognized in AOCI on interest rate swaps for the three- and six-month periods ended March 28, 2009 are as follows:

	Three Months Ended March, 28 2009	Six Months Ended March, 28 2009
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(2,111)	$(199)
Net gain recognized in OCI (effective portion)	(43)	(1,955)
Ending unrealized net loss in AOCI	$(2,154)	$(2,154)

Foreign Currency Balance Sheet Hedging

The Company also uses currency exchange contracts to hedge the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in other income, net on the Consolidated Statement of Income in the current period.

At March 28, 2009 and March 29, 2008, the Company had outstanding balance sheet hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $74.2 million and $50.9 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $13.8 million at March 28, 2009 and $13.6 million at March 29, 2008. At March 28, 2009, the net market value of the balance sheet foreign currency exchange contracts was a net liability of $0.8 million, consisting entirely of liabilities. On March 29, 2008, the net market value of the balance sheet forward exchange contracts was a liability of $0.2 million, consisting of $0.2 million in liabilities with less than $0.1 million in offsetting assets.

The net losses recognized in the Consolidated Statements of Income on balance sheet hedge currency exchange contracts for the three- and six-month periods ended March 28, 2009 are as follows:

	Three Months Ended March, 28 2009	Six Months Ended March, 28 2009
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(150)	$(953)

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

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 28, 2009, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Derivative contracts(1)	$—	$471	$—	$471
Total assets	$—	$471	$—	$471

Liabilities:
Derivative contracts(1)	$—	$1,289	$—	$1,289
Interest rate swaps(2)		2,154	—	2,154
Total liabilities	$—	$3,443	$—	$3,443

(1)	Based on observable market transactions of spot currency rates and forward currency rates of equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

Financial Instruments not Measured at Fair Value

Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The Company believes that the fair value of its fixed-rate long-term debt at March 28, 2009 approximates its carrying value, based on consideration of the Company’s current borrowing rates as well as the short-term nature of its maturity.

9. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, pension benefit plan adjustments, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive Income for the periods ended March 28, 2009 and March 29, 2008 was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands)

Net income	$7,473	$13,539	$17,224	$21,895
Change in cumulative translation adjustment	(6,215)	9,645	(9,226)	12,829
Pension benefit plan adjustments	(365)	6	(227)	12
Increase (decrease) in unrealized loss on derivative instruments	846	(385)	(1,232)	(486)
Comprehensive income	$1,739	$22,805	$6,539	$34,250

10. Financing

At March 28, 2009, outstanding borrowings under the credit facility were $40.0 million. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swap agreements. At March 28, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average fixed interest rate applicable to outstanding credit facility borrowings was 3.76%. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Short-term borrowings at March 28, 2009 and September 27, 2008 consist of the following:

	March 28, 2009	September 27, 2008
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (1.01% rate in effect at March 28, 2009), maturing April 2009, with optional month-to-month term renewal and loan repricing until 2012	$11,000	$11,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (1.01% rate in effect at March 28, 2009), maturing April 2009, with optional month-to-month term renewal and loan repricing until 2012	13,000	13,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (1.01% rate in effect at March 28, 2009), maturing April 2009, with optional month-to-month term renewal and loan repricing until 2012	6,000	—

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.95% rate in effect at March 28, 2009), maturing April 2009, with optional month-to-month term renewal and loan repricing until 2012	10,000	—

Notes payable, non-interest bearing	280	338
Total short-term borrowings	$40,280	$24,338

11. Income Taxes

At September 27, 2008, the Company’s liability for unrecognized tax benefits was $4.0 million, of which $1.3 million would favorably affect the Company’s effective tax rate if recognized. As of March 28, 2009, the Company’s liability for unrecognized tax benefits was $4.4 million, of which $1.7 million would favorably affect the Company’s effective tax rate if recognized. As of March 28, 2009, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

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

The cost for the plan for the periods ended March 28, 2009 and March 29, 2008 included the following components:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(expressed in thousands)		(expressed in thousands)

Service cost	$96	$139	$194	$272
Interest cost	183	186	370	365
Expected return on plan assets	(168)	—	(340)	—
Net amortization and deferral	4	9	7	17
Net periodic benefit cost	$115	$334	$231	$654

13. Severance Costs

In February 2009, the Company announced and initiated a workforce reduction in order to align the Company’s operating cost structure with changing market conditions. In connection with the workforce reduction, the Company incurred severance and benefit costs totaling $2.8 million of which $2.7 million and $0.1 million was reported in the Test and Sensors segments, respectively. At March 28, 2009, the remaining severance liability was $2.5 million, substantially all of which will be paid over the next twelve months.

The following table summarizes the severance charges included in the Company’s Consolidated Statement of Income for the three- and six-month periods ended March 28, 2009:

	Three Months Ended March 28, 2009	Six Months Ended March 28, 2009
	(expressed in thousands)
Cost of sales	$1,183	$1,183
Selling and marketing	1,408	1,408
General and administrative	225	225
Total severance costs	$2,816	$2,816

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

Summary of Financial Results

Three Months Ended March 28, 2009 (“Second Quarter of Fiscal 2009”) Compared to Three Months Ended March 29, 2008 (“Second Quarter of Fiscal 2008”)

Highlights for the Second Quarter of Fiscal 2009 include:

•

Orders decreased 46.7% to $69.2 million, compared to $129.9 million for the Second Quarter of Fiscal 2008, as sharply lower demand in worldwide capital spending in the Company’s markets had a negative impact on both the Test and Sensors segments. Backlog of undelivered orders was $175.4 million, including $12.7 million from SANS, a decrease of 19.7% from backlog of $218.4 million at December 27, 2008. Backlog at the end of the Second Quarter of Fiscal 2008 was $246.1 million.

•

Revenue decreased 4.0% to $107.7 million, compared to $112.2 million in the Second Quarter of Fiscal 2008. This decrease was primarily driven by a 27.2% decline in the Sensors segment, partially offset by a 4.2% benefit from SANS. Revenue volume in the organic Test business was relatively flat (where “organic” as used throughout Item 2. is defined as “without the SANS acquisition”).

•

In February 2009, the Company announced and initiated a workforce reduction in order to align the Company’s operating cost structure with changing market conditions. In connection with the workforce reduction, the Company incurred severance and benefit costs totaling $2.8 million, of which $2.7 million and $0.1 million was reported in the Test and Sensors segments, respectively. Of the $2.8 million total costs, $1.2 million, $1.4 million, and $0.2 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

•

Income from operations decreased 15.8% to $11.7 million, compared to $13.9 million for the Second Quarter of Fiscal 2008, as the unfavorable impact of the volume decline in the Sensors segment, severance and benefit costs associated with the previously mentioned workforce reduction, as well as a $1.2 million operating loss from SANS, more than offset reduced variable compensation and other operating expenses in both the organic Test business and the Sensors segment.

•

The effective tax rate was 27.9%, an increase of 15.3 percentage points compared to a tax rate of 12.6% for the Second Quarter of Fiscal 2008. This increase was primarily due to a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates in the Second Quarter of Fiscal 2008.

•

Earnings per diluted share decreased $0.32, or 42.1%, to $0.44, compared to $0.76 for the Second Quarter of Fiscal 2008. A higher tax rate, lower income from operations and currency related losses negatively impacted earnings per diluted share by $0.10, $0.09 and $0.09, respectively.

•

Cash and cash equivalents at the end of the quarter totaled $99.3 million, compared to $104.8 million at the end of the prior quarter. Cash flows from operations generated $10.2 million. During the quarter, the Company invested $2.8 million in capital expenditures, paid $2.5 million in dividends, and purchased 125,400 shares of common stock for $3.1 million.

Six Months Ended March 28, 2009 (“First Half of Fiscal 2009”) Compared to Six Months Ended March 29, 2008 (“First Half of Fiscal 2008”)

Highlights for the First Half of Fiscal 2009 include:

•

On September 28, 2008 the Company acquired substantially all of the assets of SANS Group (“SANS”) for $50.0 million. SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing solutions and offers a variety of products, including electromechanical and static-hydraulic testing machines. The results of operations for SANS have been included in the Company’s results of operations since the date of the acquisition, and are reported in the Company’s Test segment. Orders for SANS for the First Half of Fiscal 2009 were $12.0 million. SANS reported a $3.5 million loss from operations during the First Half of Fiscal 2009, on $8.0 million of revenue, driven by lower gross profit and increased operating expenses associated with acquisition-related items.

•

Orders decreased 35.0% to $164.6 million, compared to $253.4 million for the First Half of Fiscal 2008, as sharply lower demand in worldwide capital spending in the Company’s markets had a negative impact on both the Test and Sensors segments.

•

Revenue increased 2.1% to $224.3 million, compared to $219.6 million in the First Half of Fiscal 2008. This increase was primarily due to a 7.9% increase in the organic Test business, driven by higher opening backlog, partially offset by a 20.9% decline in the Sensors segment. SANS provided a 3.6% benefit for the First Half of Fiscal 2009.

•

As previously mentioned, the Company announced and initiated a workforce reduction during the First Half of Fiscal Year 2009. As a result, the Company incurred severance and benefit arrangement costs totaling $2.8 million, of which $2.7 million and $0.1 million was reported in the Test and Sensors segments, respectively. Of the $2.8 million total costs, $1.2 million, $1.4 million, and $0.2 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

•

Income from operations decreased 8.5% to $23.7 million, compared to $25.9 million for the First Half of Fiscal 2008, as the unfavorable impact of the volume decline in the Sensors segment, severance and benefit costs associated with the workforce reduction, as well as a $3.5 million operating loss from SANS, more than offset reduced variable compensation and other operating expenses in both the organic Test business and the Sensors segment.

•

The effective tax rate was 25.8%, an increase of 3.1 percentage points compared to a tax rate of 22.7% for the First Quarter of Fiscal 2008. This increase was primarily due to a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates in the First Half of Fiscal 2008, partially offset by a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in the First Half of Fiscal 2009.

•

Earnings per diluted share decreased $0.20, or 16.4%, to $1.02, compared to $1.22 for the First Half of Fiscal 2008, primarily due to decreased net income. This decrease was primarily driven by lower income from operations, increased net interest expense, and unfavorable losses on foreign currency transactions, which unfavorably impacted earnings per diluted share by $0.09, $0.06 and $0.04, respectively.

•

Cash and cash equivalents at March 28, 2009 totaled $99.3 million, compared to $114.1 million at the end of Fiscal 2008. Cash flows from operations generated $15.7 million. During the First Half of Fiscal 2009, the Company borrowed $16.0 million from its credit facility, paid an additional $21.6 million for the acquisition of SANS, invested $5.9 million in capital expenditures, and purchased 245,500 shares of common stock for $6.7 million.

Detailed Financial Results

Total Company

Orders and Backlog

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 orders, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended March 28, 2009
Orders	$129.9	$(63.9)	$6.5	$(3.3)	$69.2

Orders totaled $69.2 million, a decrease of $60.7 million, or 46.7%, compared to orders of $129.9 million for the Second Quarter of Fiscal 2008. This decrease is primarily due to lower order volume in both the organic Test business and Sensors segment across all geographies, partially offset by a $6.5 million increase from SANS. Orders from international customers for the Second Quarter of Fiscal 2009 represented 66.9% of total orders, compared to 66.6% for the Second Quarter of Fiscal 2008.

Backlog of undelivered orders at March 28, 2009 was $175.4 million, a decrease of 19.7% from backlog of $218.4 million at December 27, 2008. Backlog at the end of the Second Quarter of Fiscal 2009 included $12.7 million from SANS. Backlog at the end of the Second Quarter of Fiscal 2008 was $246.1 million. The Company seldom experiences order cancellations larger than $1.0 million; however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 statements of operations (in millions, except per share data):

	Three Months Ended
	March 28, 2009	March 29, 2008	Variance	% Variance
Revenue	$107.7	$112.2	$(4.5)	-4.0%
Cost of sales	66.2	66.1	0.1	0.2%
Gross profit	41.5	46.1	(4.6)	-10.0%
Gross margin	38.6%	41.1%	-2.5%
Operating expenses:
Selling and marketing	17.9	19.7	(1.8)	-9.1%
General administrative	8.0	8.5	(0.5)	-5.9%
Research and development	3.9	4.0	(0.1)	-2.5%
Total operating expenses	29.8	32.2	(2.4)	-7.5%

Income from operations	11.7	13.9	(2.2)	-15.8%

Interest expense	(0.5)	(0.3)	(0.2)	66.7%
Interest income	0.3	0.9	(0.6)	-66.7%
Other (expense) income, net	(1.1)	0.8	(1.9)	NM
Income before income taxes and discontinued operations	10.4	15.3	(4.9)	-32.0%
Provision for income taxes	2.9	1.9	1.0	52.6%
Income before discontinued operations	7.5	13.4	(5.9)	-44.0%

Income from discontinued operations, net of tax	—	0.1	(0.1)	NM
Net income	$7.5	$13.5	$(6.0)	-44.4%
Diluted earnings per share	$0.44	$0.76	(0.32)	-42.1%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended March 28, 2009
Revenue	$112.2	$(6.0)	$4.7	$(3.2)	$107.7
Cost of sales	66.1	(0.9)	2.7	(1.7)	66.2
Gross profit	46.1	(5.1)	2.0	(1.5)	41.5
	41.1%		42.6%		38.6%
Operating expenses:
Selling and marketing	19.7	(2.5)	1.2	(0.5)	17.9
General administrative	8.5	(2.3)	2.0	(0.2)	8.0
Research and development	4.0	—	—	(0.1)	3.9
Total operating expenses	32.2	(4.8)	3.2	(0.8)	29.8

Income (loss) from operations	$13.9	$(0.3)	$(1.2)	$(0.7)	$11.7

Revenue was $107.7 million, a decrease of $4.5 million, or 4.0%, compared to revenue of $112.2 million for the Second Quarter of Fiscal 2008. This decrease was primarily due to lower volume in the Sensors segment and an estimated $3.2 million unfavorable impact of currency translation, partially offset by $4.7 million from SANS. Revenue in the organic Test business was relatively flat. Revenue from international customers represented 62.2% of total revenue, compared to 63.9% for the Second Quarter of Fiscal 2008.

Gross profit was $41.5 million, a decrease of $4.6 million, or 10.0%, compared to gross profit of $46.1 million for the Second Quarter of Fiscal 2008. Gross profit as a percentage of revenue was 38.6%, a decrease of 2.5 percentage points from 41.1% for the Second Quarter of Fiscal 2008. This decrease was primarily due to the volume decline in the Sensors segment, increased warranty expense in the organic Test business, and $1.2 million severance and benefit costs associated with the workforce reduction that was initiated in the Second Quarter of Fiscal 2009, partially offset by a $1.9 million reduction in variable compensation expense. In addition, SANS positively impacted gross profit by 0.2 percentage points in the Second Quarter of Fiscal 2009.

Selling and marketing expense was $17.9 million, a decrease of $1.8 million, or 9.1%, compared to $19.7 million for the Second Quarter of Fiscal 2008. This decrease was primarily due to lower commissions and sales incentives, reduced spending, as well as a $0.8 million reduction in variable compensation expense in both the organic Test business and Sensors segment. This decrease was partially offset by $1.4 million severance and benefit costs associated with the previously mentioned workforce reduction, and $1.2 million increase from SANS. Selling and marketing expense as a percentage of revenue for the Second Quarter of Fiscal 2009 was 16.6%, compared to 17.6% for the Second Quarter of Fiscal 2008.

General and administrative expense was $8.0 million, a decrease of $0.5 million, or 5.9%, compared to $8.5 million for the Second Quarter of Fiscal 2008. This decrease was primarily due to a $1.2 million reduction in variable compensation expense, and lower legal expense in the organic Test business, partially offset by $2.0 million from SANS, and $0.2 million severance and benefit costs associated with a previously mentioned workforce reduction. General and administrative expense as a percentage of revenue was 7.4%, compared to 7.6% for the Second Quarter of Fiscal 2008.

Research and development expense was $3.9 million, relatively flat compared to the Second Quarter of Fiscal 2008. Research and development expense as a percentage of revenue was 3.6%, flat compared for the Second Quarter of Fiscal 2008.

Income from operations was $11.7 million, a decrease of $2.2 million, or 15.8%, compared to income from operations of $13.9 million for the Second Quarter of Fiscal 2008, as decreased volume in the Sensors segment, as well as a $1.2 million operating loss from SANS, more than offset reduced variable compensation and other operating expenses in the both the organic Test business and Sensors segment. Operating income as a percentage of revenue was 10.9%, compared to 12.4% for the Second Quarter of Fiscal 2008.

Interest expense was $0.5 million, an increase of $0.2 million compared to $0.3 million for the Second Quarter of Fiscal 2008, as the interest expense incurred on the higher level of short-term borrowings was partially offset by a reduction in fixed-rate long-term debt.

Interest income was $0.3 million, a decrease of $0.6 million compared to $0.9 million for the Second Quarter of Fiscal 2008, due to lower interest rates applied to lower average cash and cash equivalent balances compared to the Second Quarter of Fiscal 2008.

Other (expense) income, net was $1.1 million of net other expense, a decrease of $1.9 million compared to $0.8 million of net other income in the Second Quarter of Fiscal 2008. This decrease was primarily due to net losses on foreign currency transactions compared to net gains on foreign currency transactions in the Second Quarter of Fiscal 2008.

Provision for income taxes totaled $2.9 million, an increase of $1.0 million, or 52.6%, compared to $1.9 million for the Second Quarter of Fiscal 2008, primarily due to a higher effective tax rate. The effective tax rate was 27.9%, an increase of 15.3 percentage points compared to a tax rate of 12.6% for the Second Quarter of Fiscal 2008. This increase was primarily due to a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates in the Second Quarter of Fiscal 2008.

Net income was $7.5 million, a decrease of $6.0 million, or 44.4%, compared to $13.5 million for the Second Quarter of Fiscal 2008. The decrease in net income was primarily driven by lower income from operations, unfavorable losses on foreign currency transactions, and increased income tax expense.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.02 for the Second Quarter of Fiscal 2009.

Segment Results

Test Segment

Orders and Backlog

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended March 28, 2009
Orders	$104.9	$(55.3)	$6.5	$(2.6)	$53.5

Orders totaled $53.5 million, a decrease of $51.4 million, or 49.0%, compared to orders of $104.9 million for the Second Quarter of Fiscal 2008, primarily due to lower volume in the organic business across all geographies resulting from sharply lower demand in worldwide capital spending in the segment’s markets, partially offset by $6.5 million from SANS. Second Quarter of Fiscal 2008 orders included three large orders in excess of $5 million totaling approximately $30 million. There were no such large orders in the Second Quarter of Fiscal 2009. The Test segment accounted for 77.3% of total Company orders, compared to 80.8% for the Second Quarter of Fiscal 2008. Orders from international customers represented 67.2% of total orders, compared to 65.1% for the Second Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the quarter was $166.3 million, a decrease of 20.0% from backlog of $207.9 million at December 27, 2008. Backlog included $12.7 million from SANS. Backlog at the end of the Second Quarter of Fiscal Year 2008 was $233.5 million.

Results of Operations

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended March 28, 2009
Revenue	$87.8	$0.7	$4.7	$(2.2)	$91.0
Cost of sales	55.5	1.6	2.7	(1.3)	58.5
Gross profit	32.3	(0.9)	2.0	(0.9)	32.5
	36.8%		42.6%		35.7%
Operating expenses:
Selling and marketing	15.4	(1.8)	1.2	(0.4)	14.4
General administrative	5.6	(1.6)	2.0	(0.1)	5.9
Research and development	2.9	0.1	—	—	3.0
Total operating expenses	23.9	(3.3)	3.2	(0.5)	23.3

Income (loss) from operations	$8.4	$2.4	$(1.2)	$(0.4)	$9.2

Revenue was $91.0 million, an increase of $3.2 million, or 3.6%, compared to revenue of $87.8 million for the Second Quarter of Fiscal 2008. The organic Test business was relatively flat, while revenue from SANS was $4.7 million. This revenue increase was partially offset by an estimated $2.2 million unfavorable impact of currency translation. Revenue from international customers represented 60.5% of total revenue, compared to 61.4% for the Second Quarter of Fiscal 2008.

Gross profit was $32.5 million, relatively flat compared to the Second Quarter of Fiscal 2008. Gross profit as a percentage of revenue was 35.7%, a decrease of 1.1 percentage points from 36.8% for the Second Quarter of Fiscal 2008. The organic business decreased 1.4 percentage points, primarily due to $1.1 million severance and benefit costs associated with the previously mentioned workforce reduction, as well as increased warranty expense, partially offset by favorable product mix and a $1.8 million reduction in variable compensation. In addition, SANS positively impacted gross profit by 0.3 percentage points in the quarter.

Selling and marketing expense was $14.4 million, a decrease of $1.0 million, or 6.5%, compared to $15.4 million for the Second Quarter of Fiscal 2008. This decrease was primarily due to lower commissions and sales incentives, reduced spending, as well as a $0.6 million reduction in variable compensation expense in the organic business, partially offset by $1.4 million severance and benefit costs associated with the previously mentioned workforce reduction, and $1.2 million increase from SANS. Selling and marketing expense as a percentage of revenue was 15.8%, compared to 17.5% for the Second Quarter of Fiscal 2008.

General and administrative expense was $5.9 million, an increase of $0.3 million, or 5.4%, compared to $5.6 million for the Second Quarter of Fiscal 2008. This increase was primarily due to SANS and $0.2 million severance and benefit costs associated with the previously mentioned workforce reduction, partially offset by a $1.0 million reduction in variable compensation expense and lower legal expense in the organic business. General and administrative expense as a percentage of revenue was 6.5%, compared to 6.4% for the Second Quarter of Fiscal 2008.

Research and development expense was $3.0 million, relatively flat compared to the Second Quarter of Fiscal 2008. Research and development expense as a percentage of revenue was 3.3%, flat compared to the Second Quarter of Fiscal 2008.

Income from operations was $9.2 million, an increase of $0.8 million, or 9.5%, compared to income from operations of $8.4 million for the Second Quarter of Fiscal 2008. This increase was primarily due to a reduction in variable compensation and other operating expenses in the organic Test business, partially offset by higher warranty expense, severance and benefit costs, and a $1.2 million operating loss from SANS. Operating income as a percentage of revenue was 10.1%, compared to 9.6% for the Second Quarter of Fiscal 2008.

SANS Acquisition

Orders and revenue were $6.5 million and $4.7 million, respectively. Gross profit as a percentage of revenue was 42.6%. Gross profit includes a $0.5 million reduction associated with the sale of inventory that was written up to fair value as part of the acquisition, which negatively impacted the gross margin rate by 10.6 percentage points. Loss from operations was $1.2 million, driven by reduced gross profit and increased operating expenses associated with integration costs.

Sensors Segment

Orders and Backlog

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 orders for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended March 29, 2008	Organic Business Change	Currency Translation	Three Months Ended March 28, 2009
Orders	$25.0	$(8.6)	$(0.7)	$15.7

Orders totaled $15.7 million, a decrease of $9.3 million, or 37.2%, compared to orders of $25.0 million for the Second Quarter of Fiscal 2008, primarily due to lower volume across all geographies resulting from sharply lower demand in worldwide industrial capital spending and a reduction in customer inventory levels. The Sensors segment accounted for 22.7% of total Company orders, compared to 19.2% for the Second Quarter of Fiscal 2008. Orders from international customers represented 65.8% of total orders, compared to 72.5% for the Second Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the quarter was $9.1 million, a decrease of 13.3% from backlog of $10.5 million at December 27, 2008. Backlog at the end of the Second Quarter of Fiscal Year 2008 was $12.6 million.

Results of Operations

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

The following is a comparison of Second Quarter of Fiscal 2009 and Second Quarter of Fiscal 2008 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended March 29, 2008	Organic Business Change	Currency Translation	Three Months Ended March 28, 2009
Revenue	$24.4	$(6.7)	$(1.0)	$16.7
Cost of sales	10.6	(2.5)	(0.4)	7.7
Gross profit	13.8	(4.2)	(0.6)	9.0
	56.4%			54.0%
Operating expenses:
Selling and marketing	4.3	(0.7)	(0.1)	3.5
General administrative	2.9	(0.7)	(0.1)	2.1
Research and development	1.1	(0.1)	(0.1)	0.9
Total operating expenses	8.3	(1.5)	(0.3)	6.5

Income (loss) from operations	$5.5	$(2.7)	$(0.3)	$2.5

Revenue was $16.7 million, a decrease of $7.7 million, or 31.6%, compared to revenue of $24.4 million for the Second Quarter of Fiscal 2008. This decrease was primarily driven by reduced worldwide volume. Revenue from international customers represented 71.4% of total revenue, compared to 72.8% for the Second Quarter of Fiscal 2008.

Gross profit was $9.0 million, a decrease of $4.8 million, or 34.8%, compared to gross profit of $13.8 million for the Second Quarter of Fiscal 2008. Gross profit as a percentage of revenue was 54.0%, a decrease of 2.4 percentage points from 56.4% for the Second Quarter of Fiscal 2008. This decrease was primarily due to reduced volume.

Selling and marketing expense was $3.5 million, a decrease of $0.8 million, or 18.6%, compared to $4.3 million for the Second Quarter of Fiscal 2008. The decrease is primarily due to reduced spending, lower commission expense, and $0.2 million reduced variable compensation expense. Selling and marketing expense as a percentage of revenue was 21.0%, compared to 17.6% for the Second Quarter of Fiscal 2008.

General and administrative expense was $2.1 million, a decrease of $0.8 million, or 27.6%, compared to $2.9 million for the Second Quarter of Fiscal 2008, primarily due to reduced compensation and benefits expense, including a $0.2 million reduction in variable compensation. General and administrative expense as a percentage of revenue was 12.6%, compared to 11.9% for the Second Quarter of Fiscal 2008.

Research and development expense was $0.9 million, a decrease of $0.2 million, or 18.2%, compared to $1.1 million for the Second Quarter of Fiscal 2008. The decrease was due to reduced spending. Research and development expense as a percentage of revenue was 5.4%, compared to 4.5% for the Second Quarter of Fiscal 2008.

Income from operations was $2.5 million, a decrease of $3.0 million, or 54.5%, compared to income from operations of $5.5 million for the Second Quarter of Fiscal 2008, primarily due to lower gross profit. Operating income as a percentage of revenue was 15.0%, compared to 22.5% for the Second Quarter of Fiscal 2008.

Total Company

Orders and Backlog

First Half of Fiscal 2009 Compared to First Half of Fiscal 2008

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 orders, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Six Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Six Months Ended March 28, 2009
Orders	$253.4	$(95.7)	$12.0	$(5.1)	$164.6

Orders totaled $164.6 million, a decrease of $88.8 million, or 35.0%, compared to orders of $253.4 million for the First Half of Fiscal 2008. This decrease is primarily due to lower order volume in both the organic Test business and Sensors segment across all geographies, partially offset by a $12.0 million increase from SANS. Orders from international customers represented 66.1% of total orders, compared to 63.6% for the First Half of Fiscal 2008.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2009, was $175.4 million, a decrease of 25.3% from backlog of $234.7 million at September 27, 2008. Backlog included $12.7 million from SANS. Backlog at the end of the Second Quarter of Fiscal 2008 was $246.1 million. During the First Half of Fiscal 2009, the Company experienced one order cancellation in the Test segment approximating $3.0 million. The Company seldom experiences order cancellations larger than $1.0 million however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

First Half of Fiscal 2009 Compared to First Half of Fiscal 2008

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 statements of operations (in millions, except per share data):

	Six Months Ended
	March 28, 2009	March 29, 2008	Variance	% Variance
Revenue	$224.3	$219.6	$4.7	2.1%
Cost of sales	138.6	130.3	8.3	6.4%
Gross profit	85.7	89.3	(3.6)	-4.0%
Gross margin	38.2%	40.7%	-2.5%

Operating expenses:
Selling and marketing	37.0	38.8	(1.8)	-4.6%
General administrative	17.9	16.6	1.3	7.8%
Research and development	7.1	8.0	(0.9)	-11.3%
Total operating expenses	62.0	63.4	(1.4)	-2.2%

Income from operations	23.7	25.9	(2.2)	-8.5%

Interest expense	(1.0)	(0.7)	(0.3)	42.9%
Interest income	0.8	1.9	(1.1)	-57.9%
Other (expense) income, net	(0.3)	0.8	(1.1)	NM
Income before income taxes and discontinued operations	23.2	27.9	(4.7)	-16.8%
Provision for income taxes	6.0	6.3	(0.3)	-4.8%
Income before discontinued operations	17.2	21.6	(4.4)	-20.4%

Income from discontinued operations, net of tax	—	0.3	(0.3)	NM
Net income	$17.2	$21.9	$(4.7)	-21.5%
Diluted earnings per share	$1.02	$1.22	$(0.20)	-16.4%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Six Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Six Months Ended March 28, 2009
Revenue	$219.6	$3.5	$8.0	$(6.8)	$224.3
Cost of sales	130.3	7.4	5.3	(4.4)	138.6
Gross profit	89.3	(3.9)	2.7	(2.4)	85.7
	40.7%		33.4%		38.2%

Operating expenses:
Selling and marketing	38.8	(3.0)	2.2	(1.0)	37.0
General administrative	16.6	(2.5)	4.0	(0.2)	17.9
Research and development	8.0	(0.8)	—	(0.1)	7.1
Total operating expenses	63.4	(6.3)	6.2	(1.3)	62.0

Income (loss) from operations	$25.9	$2.4	$(3.5)	$(1.1)	$23.7

Revenue was $224.3 million, an increase of $4.7 million, or 2.1%, compared to revenue of $219.6 million for the First Half of Fiscal 2008. This increase was primarily driven by higher opening backlog in the organic Test business, as well as $8.0 million from SANS, partially offset by lower volume in the Sensors segment, and an estimated $6.8 million unfavorable impact of currency translation. Revenue from international customers represented 63.7% of total revenue, compared to 64.9% for the First Half of Fiscal 2008.

Gross profit was $85.7 million, a decrease of $3.6 million, or 4.0%, compared to gross profit of $89.3 million for the First Half of Fiscal 2008. Gross profit as a percentage of revenue was 38.2%, a decrease of 2.5 percentage points from 40.7% for the First Half of Fiscal 2008. This decrease was primarily due to the volume decline in the Sensors segment, higher warranty expense in the organic test business and $1.2 million severance and benefit costs associated with the workforce reduction that was initiated in the Second Quarter of Fiscal 2009, partially offset by favorable product mix in the organic Test business, and a $1.8 million reduction in variable compensation. In addition, SANS negatively impacted gross profit by 0.2 percentage points primarily due to the sale of inventory that was written up to fair value as part of the acquisition.

Selling and marketing expense was $37.0 million, a decrease of $1.8 million, or 4.6%, compared to $38.8 million for the First Half of Fiscal 2008. This decrease was primarily due to lower commissions and sales incentives, reduced spending, as well as a $0.8 million reduction in variable compensation expense in both the organic Test business and Sensors segment. This decrease was partially offset by $1.4 million severance and benefit costs associated with the previously mentioned workforce reduction, and a $2.2 million increase from SANS. Selling and marketing expense as a percentage of revenue was 16.5%, compared to 17.7% for the First Half of Fiscal 2008.

General and administrative expense was $17.9 million, an increase of $1.3 million, or 7.8%, compared to $16.6 million for the First Half of Fiscal 2008. This increase was primarily driven by SANS, and $0.2 million severance and benefit costs associated with the previously mentioned workforce reduction, partially offset by lower legal expense in organic Test business, as well as reduced spending, and a $1.3 million reduction in variable compensation expense. General and administrative expense as a percentage of revenue was 8.0%, compared to 7.6% for the First Half of Fiscal 2008.

Research and development expense was $7.1 million, a decrease of $0.9 million, or 11.3%, compared to $8.0 million for the First Half of Fiscal 2008. The decrease was due to a temporary reallocation of resources towards other operating initiatives in the organic Test business, as well as reduced spending in the Sensors segment. Research and development expense as a percentage of revenue was 3.2%, compared to 3.6% for the First Half of Fiscal 2008.

Income from operations was $23.7 million, a decrease of $2.2 million, or 8.5%, compared to income from operations of $25.9 million for the First Half of Fiscal 2008, as lower gross profit in the Sensors segment, as well as a $3.5 million operating loss from SANS, more than offset reduced variable compensation and other operating expenses in both the organic Test business and Sensors segment. Operating income as a percentage of revenue was 10.6%, compared to 11.8% for the First Half of Fiscal 2008.

Interest expense was $1.0 million, an increase of $0.3 million compared to $0.7 million for the First Half of Fiscal 2008, as the interest expense incurred on the higher level of short-term borrowings was partially offset by a reduction in fixed-rate long-term debt.

Interest income was $0.8 million, a decrease of $1.1 million compared to $1.9 million for the First Half of Fiscal 2008, due to lower interest rates applied to lower average cash and cash equivalent balances compared to the First Half of Fiscal 2008.

Other (expense) income, net was $0.3 million of net other expense, a decrease of $1.1 million compared to $0.8 million of net other income in the First Half of Fiscal 2008. This decrease was primarily due to net losses on foreign currency transactions compared to net gains on foreign currency transactions in the First Half of Fiscal 2008.

Provision for income taxes totaled $6.0 million, a decrease of $0.3 million, or 4.8%, compared to $6.3 million for the First Half of Fiscal 2008, primarily due to decreased income before income taxes and discontinued operations, partially offset by a higher effective tax rate. The effective tax rate was 25.8%, an increase of 3.1 percentage points compared to a tax rate of 22.7% for the First Half of Fiscal 2008. This increase was primarily due to a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates in the First Half of Fiscal 2008, partially offset by a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in the current fiscal year.

Net income was $17.2 million, a decrease of $4.7 million, or 21.5%, compared to $21.9 million for the First Half of Fiscal 2008. The decrease in net income was primarily driven by lower income from operations, increased net interest expense, unfavorable losses on foreign currency transactions, and a higher effective tax rate.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.06.

Segment Results

Test Segment

Orders and Backlog

First Half of Fiscal 2009 Compared to First Half of Fiscal 2008

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Six Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Six Months Ended March 28, 2009
Orders	$206.1	$(83.7)	$12.0	$(3.9)	$130.5

Orders totaled $130.5 million, a decrease of $75.6 million, or 36.7%, compared to orders of $206.1 million for the First Half of Fiscal 2008, primarily due to lower volume in the organic business across all geographies resulting from sharply lower demand in worldwide capital spending in the segment’s markets, partially offset by $12.0 million from SANS. First Half of Fiscal 2008 orders included four large orders in excess of $5 million totaling approximately $36 million. There were no such large orders in the First Half of Fiscal 2009. The Test segment accounted for 79.3% of total Company orders, compared to 81.3% for the First Half of Fiscal 2008. Orders from international customers represented 65.4% of total orders, compared to 61.4% for the First Half of Fiscal 2008.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2009 was $166.3 million, a decrease of 25.4% from backlog of $222.8 million at September 27, 2008. Backlog included $12.7 million from SANS. Backlog at the end of the Second Quarter of Fiscal Year 2008 was $233.5 million.

Results of Operations

First Half of Fiscal 2009 Compared to First Half of Fiscal 2008

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Six Months Ended March 29, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Six Months Ended March 28, 2009
Revenue	$172.0	$13.5	$8.0	$(5.3)	$188.2
Cost of sales	109.6	11.3	5.3	(3.8)	122.4
Gross profit	62.4	2.2	2.7	(1.5)	65.8
	36.3%		33.4%		35.0%
Operating expenses:
Selling and marketing	30.3	(2.6)	2.2	(0.8)	29.1
General administrative	11.3	(2.0)	4.0	(0.1)	13.2
Research and development	5.5	(0.3)	—	—	5.2
Total operating expenses	47.1	(4.9)	6.2	(0.9)	47.5

Income (loss) from operations	$15.3	$7.1	$(3.5)	$(0.6)	$18.3

Revenue was $188.2 million, an increase of $16.2 million, or 9.4%, compared to revenue of $172.0 million for the First Half of Fiscal 2008. This increase was primarily driven by higher opening backlog in the organic business, as well as $8.0 million from SANS, partially offset by an estimated $5.3 million unfavorable impact of currency translation. Revenue from international customers represented 62.3% of total revenue, compared to 62.7% for the First Half of Fiscal 2008.

Gross profit was $65.8 million, an increase of $3.4 million, or 5.4%, compared to gross profit of $62.4 million for the First Half of Fiscal 2008. Gross profit as a percentage of revenue was 35.0%, a decrease of 1.3 percentage points from 36.3% for the First Half of Fiscal 2008. This decrease was primarily due to $1.1 million severance and benefit costs associated with the previously mentioned workforce reduction, as well as increased warranty expense, partially offset by favorable product mix and a $1.8 million reduction in variable compensation.

Selling and marketing expense was $29.1 million, a decrease of $1.2 million, or 4.0%, compared to $30.3 million for the First Half of Fiscal 2008. This decrease was primarily due to lower commissions and sales incentives, reduced spending, as well as a $0.6 million reduction in variable compensation expense in the organic business, partially offset by $1.4 million severance and benefit costs associated with the previously mentioned workforce reduction, and $2.2 million increase from SANS. Selling and marketing expense as a percentage of revenue was 15.5%, compared to 17.6% for the First Half of Fiscal 2008.

General and administrative expense was $13.2 million, an increase of $1.9 million, or 16.8%, compared to $11.3 million for the First Half of Fiscal 2008. This increase was primarily driven by SANS, and $0.2 million severance and benefit costs associated with the previously mentioned workforce reduction, partially offset by lower legal expense in organic business, as well as reduced spending, and a $1.0 million reduction in variable compensation expense. General and administrative expense as a percentage of revenue was 7.0%, compared to 6.6% for the First Half of Fiscal 2008.

Research and development expense was $5.2 million, a decrease of $0.3 million, or 5.5%, compared to $5.5 million for the First Half of Fiscal 2008. The decrease was due to a temporary reallocation of resources towards other operating initiatives. Research and development expense as a percentage of revenue was 2.8%, compared to 3.2% for the First Half of Fiscal 2008.

Income from operations was $18.3 million, an increase of $3.0 million, or 19.6%, compared to income from operations of $15.3 million for the First Half of Fiscal 2008. This increase was primarily due to reduced variable compensation and other operating expenses in the organic business, partially offset by a $3.5 million operating loss from SANS. Operating income as a percentage of revenue was 9.7%, compared to 8.9% for the First Quarter of Fiscal 2008.

SANS Acquisition

Orders and revenue were $12.0 million and $8.0 million, respectively. Gross profit as a percentage of revenue was 33.4%. Gross profit includes a $1.3 million reduction associated with the sale of inventory that was written up to fair value as part of the acquisition, which negatively impacted the gross margin rate by 16.8 percentage points. Loss from operations was $3.5 million, driven by reduced gross profit and increased operating expenses associated with integration costs.

Sensors Segment

Orders and Backlog

First Half of Fiscal 2009 Compared to First Half of Fiscal 2008

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 orders for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Six Months Ended March 29, 2008	Organic Business Change	Currency Translation	Six Months Ended March 28, 2009
Orders	$47.3	$(12.0)	$(1.2)	$34.1

Orders totaled $34.1 million, a decrease of $13.2 million, or 27.9%, compared to orders of $47.3 million for the First Half of Fiscal 2008, primarily due to lower volume across all geographies resulting from sharply lower demand in worldwide industrial capital spending and a reduction in customer inventory levels. Sensors segment accounted for 20.7% of total Company orders, compared to 18.7% for the First Half of Fiscal 2008. Orders from international customers represented 68.6% of total orders, compared to 73.2% for the First Half of Fiscal 2008.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2009 was $9.1 million, a decrease of 23.5% from backlog of $11.9 million at September 27, 2008. Backlog at the end of the Second Quarter of Fiscal Year 2008 was $12.6 million.

Results of Operations

First Half of Fiscal 2009 Compared to First Half of Fiscal 2008

The following is a comparison of First Half of Fiscal 2009 and First Half of Fiscal 2008 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Six Months Ended March 29, 2008	Organic Business Change	Currency Translation	Six Months Ended March 28, 2009

Revenue	$47.6	$(10.0)	$(1.5)	$36.1
Cost of sales	20.7	(3.9)	(0.6)	16.2
Gross profit	26.9	(6.1)	(0.9)	19.9
	56.6%			55.3%
Operating expenses:
Selling and marketing	8.5	(0.4)	(0.2)	7.9
General administrative	5.3	(0.5)	(0.1)	4.7
Research and development	2.5	(0.5)	(0.1)	1.9
Total operating expenses	16.3	(1.4)	(0.4)	14.5

Income (loss) from operations	$10.6	$(4.7)	$(0.5)	$5.4

Revenue was $36.1 million, a decrease of $11.5 million, or 24.2%, compared to revenue of $47.6 million for the First Half of Fiscal 2008. This decrease was primarily driven by reduced worldwide volume. Revenue from international customers represented 71.0% of total revenue, compared to 72.8% for the First Half of Fiscal 2008.

Gross profit was $19.9 million, a decrease of $7.0 million, or 26.0%, compared to gross profit of $26.9 million for the First Half of Fiscal 2008. Gross profit as a percentage of revenue was 56.6%, a decrease of 1.3 percentage points from 55.3% for the First Half of Fiscal 2008. This decrease was primarily due to reduced volume.

Selling and marketing expense was $7.9 million, a decrease of $0.6 million, or 7.1%, compared to $8.5 million for the First Half of Fiscal 2008. The decrease is primarily due to reduced spending, lower commission expense, and $0.2 million reduced variable compensation expense. Selling and marketing expense as a percentage of revenue was 21.9%, compared to 17.9% for the First Half of Fiscal 2008.

General and administrative expense was $4.7 million, a decrease of $0.6 million, or 11.3%, compared to $5.3 million for the First Half of Fiscal 2008, primarily due to reduced compensation and benefits expense, including a $0.2 million reduction in variable compensation. General and administrative expense as a percentage of revenue was 13.0%, compared to 11.1% for the First Half of Fiscal 2008.

Research and development expense was $1.9 million, a decrease of $0.6 million, or 24.0%, compared to $2.5 million for the First Half of Fiscal 2008. The decrease was due to reduced spending. Research and development expense as a percentage of revenue was 5.3%, relatively flat compared to the First Half of Fiscal 2008.

Income from operations was $5.4 million, a decrease of $5.2 million, or 49.1%, compared to income from operations of $10.6 million for the First Half of Fiscal 2008, primarily due to lower gross profit. Operating income as a percentage of revenue was 15.0%, compared to 22.3% for the First Half of Fiscal 2008.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $99.3 million at the end of the Second Quarter of Fiscal 2009. Of this amount, $7.1 million was located in North America, $70.8 million in Europe, and $21.4 million in Asia. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2009, the Company held no short-term investments.

Total cash and cash equivalents decreased $14.8 million in the First Half of Fiscal 2009, primarily due to the acquisition of SANS, employee incentive and related benefit payments, purchases of company stock, dividend payments, investment in property and equipment, and an unfavorable impact of currency translation, partially offset by earnings. Total cash and cash equivalents increased $25.0 million in the First Half of Fiscal 2008, primarily due to earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, and a favorable impact of currency translation, partially offset by purchases of the Company’s common stock and dividend payments. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and its credit facility, are adequate to fund ongoing operations, capital expenditures, and share purchases, as well as to fund internal growth opportunities or strategic acquisitions.

Cash flows from operating activities provided cash totaling $15.7 million for the First Half of Fiscal 2009, compared to cash provided of $18.3 million for the First Half of Fiscal 2008. Cash provided for the First Half of Fiscal 2009 was primarily due to earnings and $21.4 million decreased accounts and unbilled receivables driven by lower order volume. This cash provided was partially offset by $11.0 million decreased accounts payable resulting from the general timing of purchases and payments, $8.8 million decrease in advance payments received from customers driven by decreased orders, and $8.0 million incentive and related benefit payments. Cash provided for the First Half of Fiscal 2008 primarily resulted from earnings and a $9.1 million increase in advance payments received from customers, partially offset by $8.2 million increased accounts and unbilled receivables, $2.6 million increased inventories, $1.8 million increased spending on software development activities, and $1.8 million decreased accounts payable.

Cash flows from investing activities required the use of cash totaling $27.5 million for the First Half of Fiscal 2009, compared to cash provided of $12.1 million for the First Half of Fiscal 2008. The cash usage for the First Half of 2009 was due $21.6 million payments associated with the acquisition of SANS, and $5.9 million investment in property and equipment. The cash provided for the First Half of 2008 was due to net proceeds from the conversion of short-term investments to cash and cash equivalents of $17.1 million, partially offset by a $4.9 million investment in property and equipment.

Cash flows from financing activities provided cash totaling $3.5 million for the First Half of Fiscal 2009, compared to a use of cash totaling $14.0 million for the First Half of Fiscal 2008. The cash provided for the First Half of Fiscal 2009 was primarily due to $15.9 million net proceeds received from short-term borrowings, partially offset by the use of $6.7 million to purchase 245,500 shares of the Company’s common stock, payment of cash dividends of $5.1 million, and repayment of interest-bearing debt of $1.2 million. The cash usage for the First Half of Fiscal 2008 was due to the use of $9.1 million to purchase 234,000 shares of the Company’s common stock, payment of cash dividends of $5.3 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $1.6 million received in connection with stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2009, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of March 28, 2009, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Revenue Recognition. The Company is required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. The most significant area of judgment and estimation is percentage of completion contract accounting. The Company develops cost estimates that include materials, component parts, labor and overhead costs. Detailed costs plans are developed for all aspects of the contracts during the bidding phase of the contract. Cost estimates are largely based on actual historical performance of similar projects combined with current knowledge of the projects in progress. Significant factors that impact the cost estimates include technical risk, inflationary cost of materials and labor, changes in scope and schedule, and internal and subcontractor performance. Actual costs incurred during the project phase are monitored and compared to the estimates on a monthly basis. Cost estimates are revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident.

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

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires additional disclosures regarding defined benefit plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132R-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP No. 132R-1 to have a material impact on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at March 28, 2009 included $99.3 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.5 million for the six-month period ended March 28, 2009.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $9.6 million in revenue for the six-month period ended March 28, 2009.

At March 28, 2009, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.3 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates. The Company’s long-term debt has a fixed rate of interest and, therefore, is not impacted by changes in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 28, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously announced, the Company acquired substantially all of the assets of SANS on September 28, 2008. The Company has not fully evaluated any changes in internal control over financial reporting associated with this acquisition and, therefore, any material changes that may result from this acquisition have not been disclosed in this report. The Company intends to disclose all material changes, if any, resulting from this acquisition within, or prior to, the time that our first annual assessment of internal control over financial reporting is required to include SANS. The results of operations of SANS have been included in the Company’s results of operations since the date of the acquisition.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 28, 2008 - January 31, 2009	47,500	$26.06	47,500	2,343,438
February 1, 2009 - February 28, 2009	38,000	$26.16	38,000	2,305,438
March 1, 2009 - March 28, 2009	39,900	$22.03	39,900	2,265,538
Total	125,400	$24.81	125,400

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the Second Quarter of Fiscal 2009, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under both authorizations has been delegated to management. The share purchase authorizations have no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareowners was held on February 4, 2009.

(b)	The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders:

	Voted For	Withheld

Jean-Lou Chameau	15,258,084	162,390
Merlin E. Dewing	15,374,571	45,902
Laura B. Hamilton	15,241,691	178,782
Brendan C. Hegarty	15,243,311	177,162
Lois M. Martin	15,336,751	83,722
Joseph M. O’Donnell	15,378,562	41,911
Barb J. Samardzich	15,377,688	42,785

(c)

The appointment of KPMG, LLP as the Company’s independent registered public accounting firm for the current fiscal year was approved with 15,172,671 votes in favor, 236,167 votes against, and 11,634 votes abstained. There were no broker non-votes.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated: May 4, 2009	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Dated: May 4, 2009	/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).