Form 10-Q
period 2009-06-27
MTS SYSTEMS CORP
filed 2009-08-03
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 27, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2009 was 16,681,623 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 27, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	June 27, 2009	September 27, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$118,942	$114,099
Accounts receivable, net of allowances for doubtful accounts of $1,243 and $1,008 respectively	77,125	101,331
Unbilled accounts receivable	29,341	43,022
Inventories	49,764	46,135
Prepaid expenses and other current assets	3,110	6,205
Deferred tax assets	12,749	11,825
Assets of discontinued operations	270	380
Total current assets	291,301	322,997

Property and equipment, net	57,258	50,534
Goodwill	16,135	1,668
Other intangible assets, net	22,131	4,363
Other assets	3,970	17,283
Deferred tax assets	2,116	2,312
Total Assets	$392,911	$399,157

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$40,199	$24,338
Current maturities of long-term debt	1,154	2,308
Accounts payable	16,843	28,567
Accrued payroll and related costs	22,574	33,819
Advance payments from customers	50,772	64,979
Accrued warranty costs	7,883	6,107
Accrued income taxes	1,317	4,510
Deferred tax liabilities	3,537	3,723
Other accrued liabilities	28,928	17,042
Liabilities of discontinued operations	174	177
Total current liabilities	173,381	185,570

Deferred tax liabilities	2,592	1,354
Non-current accrued income taxes	4,433	4,009
Pension benefit plan	737	245
Other long-term liabilities	3,245	3,037
Total Liabilities	184,388	194,215

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
16,672 and 16,976 shares issued and outstanding	4,168	4,244
Retained earnings	182,655	175,216
Accumulated other comprehensive income	21,700	25,482
Total Shareholders’ Investment	208,523	204,942
Total Liabilities and Shareholders’ Investment	$392,911	$399,157

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue:
Product	$77,867	$100,811	$271,537	$288,559
Service	12,912	16,075	43,503	47,887
Total revenue	90,779	116,886	315,040	336,446
Cost of sales:
Product	49,484	61,448	170,643	174,377
Service	6,691	8,192	24,059	25,527
Total cost of sales	56,175	69,640	194,702	199,904
Gross profit	34,604	47,246	120,338	136,542

Operating expenses:
Selling and marketing	16,542	19,286	53,531	58,044
General and administrative	9,055	9,013	26,981	25,587
Research and development	4,199	4,148	11,332	12,176
Total operating expenses	29,796	32,447	91,844	95,807

Income from operations	4,808	14,799	28,494	40,735

Interest expense	(548)	(150)	(1,611)	(818)
Interest income	101	1,094	921	2,979
Other income (expense), net	134	(416)	(133)	416

Income before income taxes and discontinued operations	4,495	15,327	27,671	43,312
Provision for income taxes	1,346	4,342	7,323	10,701
Income before discontinued operations	3,149	10,985	20,348	32,611

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(686)	25	(417)
Net gain on disposal of discontinued businesses, net of tax	—	2,451	—	2,451
Income from discontinued operations, net of tax	—	1,765	25	2,034
Net income	$3,149	$12,750	$20,373	$34,645

Earnings per share:
Basic-
Income before discontinued operations	$0.19	$0.64	$1.21	$1.86
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.02)
Net gain on disposal of discontinued businesses, net of tax	—	0.14	—	0.14
Income from discontinued operations, net of tax	—	0.10	—	0.12
Earnings per share	$0.19	$0.74	$1.21	$1.98
Weighted average number of common shares outstanding - basic	16,741	17,150	16,839	17,484

Diluted-
Income before discontinued operations	$0.19	$0.64	$1.21	$1.84
Discontinued operations:
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.02)
Net gain on disposal of discontinued businesses, net of tax	—	0.14	—	0.14
Income from discontinued operations, net of tax	—	0.10	—	0.12
Earnings per share	$0.19	$0.74	$1.21	$1.96
Weighted average number of common shares outstanding - diluted	16,765	17,324	16,878	17,683

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$20,373	$34,645
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(25)	417
Net gain on disposal of discontinued operations	—	(2,451)
Stock-based compensation	2,864	3,253
Excess tax benefits from stock-based compensation	(4)	(691)
Charge for fair value mark-up of acquired inventory	1,720	—
Net periodic pension benefit cost	351	996
Depreciation and amortization	8,924	6,723
Deferred income taxes	483	(2,931)
Bad debt provision	456	(169)

Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	45,926	(7,202)
Inventories	2,544	(3,357)
Prepaid expenses	164	(966)
Other assets	(1,665)	(3,990)
Accounts payable	(16,079)	(735)
Accrued payroll and related costs	(10,529)	954
Advance payments from customers	(16,117)	1,725
Accrued warranty costs	1,796	93
Other liabilities	(4,197)	934
Contributions to pension benefit plan	(222)	(229)
Operating activities of discontinued operations	132	167
Net cash provided by operating activities	36,895	27,186

Cash flows from investing activities:
Purchases of property and equipment	(7,691)	(6,753)
Proceeds from maturity of short-term investments	—	19,050
Purchases of short-term investments	—	(2,000)
Purchase of business	(21,870)	—
Net proceeds from sale of business	—	11,864
Investing activities of discontinued operations	—	(287)
Net cash (used in) provided by investing activities	(29,561)	21,874

Cash flows from financing activities:
Net proceeds (repayments) under short-term borrowings	15,823	(157)
Payments of long-term debt	(1,154)	(1,154)
Excess tax benefits from stock-based compensation	4	691
Cash dividends	(7,604)	(7,945)
Proceeds from exercise of stock options and employee stock purchase plan	1,263	3,708
Payments to purchase and retire common stock	(9,450)	(36,992)
Net cash used in financing activities	(1,118)	(41,849)

Effect of exchange rate on changes in cash	(1,373)	8,319
Net increase in cash and cash equivalents	4,843	15,530

Cash and cash equivalents, at beginning of period	114,099	104,345
Cash and cash equivalents, at end of period	$118,942	$119,875

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$1,159	$457
Income taxes	$8,638	$15,415

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed with the SEC. Interim results of operations for the three- and nine-month periods ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 27, 2009 and September 27, 2008 were as follows:

	June 27, 2009	September 27, 2008
	(expressed in thousands)
Customer projects in various stages of completion	$13,654	$14,257
Components, assemblies and parts	36,110	31,878
Total	$49,764	$46,135

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records warranty provisions monthly based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions and claims for the periods ended June 27, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands)
Beginning balance	$8,196	$6,294	$6,107	$6,205
Warranty provisions	2,269	2,426	8,254	5,756
Warranty claims	(2,694)	(2,222)	(6,458)	(5,750)
Acquisition of SANS	—	—	73	—
Currency translation	112	15	(93)	302
Ending balance	$7,883	$6,513	$7,883	$6,513

Stock-Based Compensation. The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006. These stock plans are administered under the supervision of the Company’s Board of Directors. The Company has awarded stock options, employee stock purchase plan shares, and restricted stock under these plans. At June 27, 2009, a total of 1,846,980 shares were available for future grant under the 2002 and 2006 plans. Stock-based compensation expense is determined in accordance with SFAS No. 123R based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally three years. Stock-based compensation expense for the three-month periods ended June 27, 2009 and June 28, 2008 was $0.9 million and $1.1 million, respectively. Stock-based compensation expense for the nine-month periods ended June 27, 2009 and June 28, 2008 was $2.9 million and $3.3 million, respectively.

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

2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amended SFAS No 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies, including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of the provisions of FSP 107-1 and APB 28-1 during the three month period ended June 27, 2009 did not have an impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards or accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of the provisions of SFAS No. 165 during the three month period ended June 27, 2009 did not have an impact on the consolidated financial statements.

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

The Company does not allocate interest income or interest expense to discontinued operations. Operating results of the discontinued operations, included in the Company’s results for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands)
Revenue	$—	$956	$128	$5,996
(Loss) income from discontinued operations before taxes and net gain on sale	—	(1,100)	36	(706)
Benefit (provision) for income taxes	—	414	(11)	289
(Loss) income from discontinued operations, net of tax	$—	$(686)	$25	$(417)

The assets and liabilities of discontinued operations at June 27, 2009 and September 27, 2008 were as follows:

	June 27, 2009	September 27, 2008
	(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$127	$149
Unbilled accounts receivable	—	88
Current deferred tax assets	143	143
Total assets of discontinued operations	$270	$380

Accrued income taxes	$174	$177
Total liabilities of discontinued operations	$174	$177

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

The total purchase price for SANS was $50.2 million, including direct acquisition costs of $2.9 million. As of June 27, 2009, approximately $38.5 million of the purchase price was paid. The remaining liability of approximately $11.7 million is included in Other Accrued Liabilities on the June 27, 2009 Consolidated Balance Sheet. The results of operations for SANS have been included in the Company’s Consolidated Statements of Income since the date of acquisition, and are reported in the Company’s Test segment. Pro forma results have not been included, since the impact of the acquisition was not material.

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

September 28, 2008
(expressed in thousands)
Accounts receivable, inventories and other current assets	$18,417
Property and equipment	7,771
Other intangible assets (1)	16,747
Goodwill	14,620
Total assets acquired	57,555
Current liabilities assumed	7,318
Net assets acquired	$50,237

(1) Intangible assets include patents, trade names and non-compete agreements in the amounts of $9.2 million, $5.1 million and $2.4 million, respectively. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on intangible assets.

4. Capital Assets

Property and Equipment

Property and equipment at June 27, 2009 and September 27, 2008 consist of the following:

	June 27, 2009	September 27, 2008
	(expressed in thousands)
Land and improvements	$2,809	$1,668
Buildings and improvements	51,081	45,700
Machinery and equipment	95,132	91,851
	149,022	139,219
Less accumulated depreciation	(91,764)	(88,685)
Property and equipment, net	$57,258	$50,534

Goodwill

The changes to the carrying amount of goodwill for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands)
Beginning balance	$15,791	$1,748	$1,668	$1,642
Acquisition of SANS	266	—	14,620	—
Currency translation	78	(1)	(153)	105
Ending balance	$16,135	$1,747	$16,135	$1,747

At June 27, 2009, $14.5 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. At June 28, 2008, goodwill of $1.7 million was associated entirely with the Sensors segment.

Other Intangible Assets

Other intangible assets at June 27, 2009 and September 27, 2008 consist of the following:

	June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$6,859	$(472)	$6,387	5.0
Patents	9,204	(488)	8,716	15.4
Trademarks and trade names	5,571	(365)	5,206	30.2
Non-compete agreements	2,429	(607)	1,822	3.0
	$24,063	$(1,932)	$22,131	14.6

	September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Lives (in Years)
	(expressed in thousands)
Software development costs	$4,155	$—	$4,155	5.0
Trademarks and trade names	435	(227)	208	33.0
	$4,590	$(227)	$4,363	7.7

Amortization expense recognized during the three-month periods ended June 27, 2009 and June 28, 2008 was $0.7 million and less than $0.1 million, respectively. Amortization expense recognized during the nine-month periods ended June 27, 2009 and June 28, 2008 was $1.7 million and less than $0.1 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
Remainder of 2009	$668
2010	$2,675
2011	$2,674
2012	$1,864
2013	$1,864

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.4 million and 1.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended June 27, 2009 and June 28, 2008, respectively. Stock options to acquire 1.3 million and 0.8 million weighted common shares have been excluded from diluted weighted shares outstanding for the nine-month periods ended June 27, 2009 and June 28, 2008, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands, except per share data)

Income before discontinued operations	$3,149	$10,985	$20,348	$32,611
Income from discontinued operations, net of tax	—	1,765	25	2,034
Net income	$3,149	$12,750	$20,373	$34,645

Weighted average common shares outstanding	16,741	17,150	16,839	17,484
Dilutive potential common shares	24	174	39	199
Total diluted weighted shares outstanding	16,765	17,324	16,878	17,683

Earnings per share:
Basic-
Income before discontinued operations	$0.19	$0.64	$1.21	$1.86
Income from discontinued operations, net of tax	—	0.10	—	0.12
Earnings per share	$0.19	$0.74	$1.21	$1.98

Diluted -
Income before discontinued operations	$0.19	$0.64	$1.21	$1.84
Income from discontinued operations, net of tax	—	0.10	—	0.12
Earnings per share	$0.19	$0.74	$1.21	$1.96

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

Financial information by reportable segment for the periods ended June 27, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands)		(expressed in thousands)
Revenue by Segment:
Test	$76,505	$92,401	$264,642	$264,396
Sensors	14,274	24,485	50,398	72,050
Total revenue	$90,779	$116,886	$315,040	$336,446

Income from Operations by Segment:
Test	$4,098	$10,343	$22,409	$25,659
Sensors	710	4,456	6,085	15,076
Total income from operations	$4,808	$14,799	$28,494	$40,735

Total assets by reportable segment at June 27, 2009 and September 27, 2008 were as follows:

	June 27, 2009	September 27, 2008
	(expressed in thousands)
Identifiable Assets by Segment:
Test	$298,484	$301,346
Sensors	94,157	97,431
Discontinued Operations	270	380
Total assets	$392,911	$399,157

7. Derivative Instruments and Hedging Activities

Effective December 28, 2008, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.” SFAS No. 161 amends and enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company’s results of operations are materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company has made an accounting policy decision to not offset fair value amounts recognized on these derivative instruments. As of June 27, 2009, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to SFAS No. 133. The Company’s balance sheet hedges are accounted for and reported under the guidance of SFAS No. 52, “Foreign Currency Translation.” The fair value of the Company’s designated and undesignated outstanding hedge derivative assets and liabilities were reported in the June 27, 2009 Consolidated Balance Sheet as follows:

	June 27, 2009
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Hedge derivatives designated under SFAS No. 133:
Foreign exchange cash flow hedges	$285	$720
Interest rate swaps	—	1,811
Total hedge derivatives designated under SFAS No. 133	285	2,531

Hedge derivatives not designated under SFAS No. 133:
Foreign exchange balance sheet hedges	40	535
Total hedge derivatives	$325	$3,066

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

At June 27, 2009 and June 28, 2008, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $31.5 million and $58.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $16.8 million and $35.6 million at June 27, 2009 and June 28, 2008, respectively. At June 27, 2009 the net market value of the foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.7 million in liabilities and $0.3 million in offsetting assets. At June 28, 2008, the net market value of foreign currency exchange contracts was a net liability of $0.1 million, consisting of $1.0 million in liabilities and $0.9 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three- and nine-month periods ended June 27, 2009, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended June, 27 2009	Nine Months Ended June, 27 2009
	(expressed in thousands)
Beginning unrealized net gain in AOCI	$71	$108
Net loss reclassified into Revenue (effective portion)	139	1,175
Net (gain) loss reclassified into Revenue upon the removal of hedge designations on underlying foreign currency transactions that were cancelled	(97)	72
Net loss recognized in OCI (effective portion)	(614)	(1,856)
Ending unrealized net loss in AOCI	$(501)	$(501)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in the three- and nine-month periods ended June 27, 2009 and June 28, 2008. At June 27, 2009 and June 28, 2008, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.5 million and $0.2 million, respectively. The maximum remaining maturity of any forward or optional contract at June 27, 2009 and June 28, 2008 was 0.6 years and 0.8 years, respectively.

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

At June 27, 2009, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of that date. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At June 27, 2009, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at June 27, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.76%. The total market value of the interest rate swaps at June 27, 2009 was a liability of $1.8 million.

The pretax amounts recognized in AOCI on interest rate swaps for the three- and nine-month periods ended June 27, 2009 are as follows:

	Three Months Ended June, 27 2009	Nine Months Ended June, 27 2009
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(2,154)	$(199)
Net loss reclassified into Interest expense (effective portion)	289	647
Net gain (loss) recognized in OCI (effective portion)	54	(2,259)
Ending unrealized net loss in AOCI	$(1,811)	$(1,811)

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

At June 27, 2009 and June 28, 2008, the Company had outstanding balance sheet hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $56.0 million and $27.1 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $13.1 million at June 27, 2009 and $5.8 million at June 28, 2008. At June 27, 2009, the net market value of the balance sheet foreign currency exchange contracts was a net liability of $0.5 million, consisting of $0.5 million in liabilities with less than $0.1 million in offsetting assets. On June 28, 2008, the net market value of the balance sheet forward exchange contracts was a net asset of $0.2 million, consisting of $0.2 million in assets with less than $0.1 million in offsetting liabilities.

The net losses recognized in the Consolidated Statements of Income on balance sheet hedge currency exchange contracts for the three- and nine-month periods ended June 27, 2009 are as follows:

	Three Months Ended June, 27 2009	Nine Months Ended June, 27 2009
	(expressed in thousands)
Net loss recognized in Other income (expense), net	$(271)	$(1,224)

8. Fair Value Measurements

SFAS No. 157 Adoption

Effective September 28, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a framework for measuring fair value under GAAP, and defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 clarifies that a fair value measurement should include an adjustment for risk, if market participants would include a risk adjustment in pricing the related asset or liability. In determining the fair value of financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability, and adjusts for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 27, 2009, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Derivative contracts(1)	$—	$325	$—	$325
Total assets	$—	$325	$—	$325

Liabilities:
Derivative contracts(1)	$—	$1,255	$—	$1,255
Interest rate swaps(2)		1,811	—	1,811
Total liabilities	$—	$3,066	$—	$3,066

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

Financial Instruments not Measured at Fair Value

Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The Company believes that the fair value of its fixed-rate long-term debt at June 27, 2009 approximates its carrying value, based on consideration of the Company’s current borrowing rates as well as the short-term nature of its maturity.

9. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, pension benefit plan adjustments, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive Income for the periods ended June 27, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands)

Net income	$3,149	$12,750	$20,373	$34,645
Change in cumulative translation adjustment	7,076	(673)	(2,150)	12,156
Pension benefit plan adjustments	(34)	6	(261)	18
(Decrease) increase in unrealized loss on derivative instruments	(139)	733	(1,371)	247
Comprehensive income	$10,052	$12,816	$16,591	$47,066

10. Financing

At June 27, 2009, outstanding borrowings under the credit facility were $40.0 million. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swap agreements. At June 27, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average fixed interest rate applicable to outstanding credit facility borrowings was 3.76%. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Short-term borrowings at June 27, 2009 and September 27, 2008 consist of the following:

	June 27, 2009	September 27, 2008
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.83% rate in effect at June 27, 2009), maturing July 2009, with optional month-to-month term renewal and loan repricing until 2012	$11,000	$11,000
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.83% rate in effect at June 27, 2009), maturing July 2009, with optional month-to-month term renewal and loan repricing until 2012	13,000	13,000
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.83% rate in effect at June 27, 2009), maturing July 2009, with optional month-to-month term renewal and loan repricing until 2012	6,000	—
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.83% rate in effect at June 27, 2009), maturing July 2009, with optional month-to-month term renewal and loan repricing until 2012	10,000	—
Notes payable, non-interest bearing	199	338
Total short-term borrowings	$40,199	$24,338

11. Income Taxes

At September 27, 2008, the Company’s liability for unrecognized tax benefits was $4.0 million, of which $1.3 million would favorably affect the Company’s effective tax rate if recognized. As of June 27, 2009, the Company’s liability for unrecognized tax benefits was $4.4 million, of which $1.7 million would favorably affect the Company’s effective tax rate if recognized. As of June 27, 2009, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Legislation was enacted in October 2008 that extended United States R&D credits, with an effective date that is retroactive to January 1, 2008. As a result of this legislation the Company recognized a tax benefit of approximately $1.0 million during the three-month period ended December 27, 2008.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended June 27, 2009 and June 28, 2008 included the following components:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(expressed in thousands)		(expressed in thousands)

Service cost	$101	$142	$295	$414
Interest cost	193	191	563	556
Expected return on plan assets	(177)	—	(517)	—
Net amortization and deferral	3	9	10	26
Net periodic benefit cost	$120	$342	$351	$996

13. Severance Costs

In February 2009, the Company announced and initiated a workforce reduction, in order to align the Company’s operating cost structure with changing market conditions. In June 2009, management of the Company approved a plan for an additional workforce reduction in response to continued weakness in industrial capital spending. As a result of the latter workforce reduction action, the Company incurred severance and benefit costs totaling $1.2 million during the three-month period ended June 27, 2009, of which $1.0 million and $0.2 million was reported in the Test and Sensors segments, respectively. During the nine-month period ended June 27, 2009, the Company incurred severance and benefit costs totaling $4.0 million, of which $3.7 million and $0.3 million was reported in the Test and Sensors segments, respectively. At June 27, 2009, the remaining severance liability was $1.6 million, substantially all of which will be paid over the next twelve months.

The following table summarizes the severance charges included in the Company’s Consolidated Statement of Income for the three- and nine-month periods ended June 27, 2009:

	Three Months Ended June 27, 2009	Nine Months Ended June 27, 2009
	(expressed in thousands)
Cost of sales	$595	$1,778
Selling and marketing	325	1,733
General and administrative	243	468
Total severance costs	$1,163	$3,979

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

Summary of Financial Results

Three Months Ended June 27, 2009 (“Third Quarter of Fiscal 2009”)

Highlights for the Third Quarter of Fiscal 2009 include:

•

Orders decreased 30.8% to $80.7 million, compared to $116.7 million for the Third Quarter of Fiscal 2008, as sharply lower demand in worldwide industrial capital spending in the Company’s markets had a negative impact on both the Test and Sensors segments. Backlog of undelivered orders was $163.3 million, including $12.3 million from SANS, a decrease of 6.9% from backlog of $175.4 million at March 28, 2009. Backlog at the end of the Third Quarter of Fiscal 2008 was $242.8 million.

•

On a sequential basis, orders increased 16.7% compared to $69.2 million for the Second Quarter of Fiscal 2009, primarily driven by increased volume in the Test segment across all geographies. The increase in orders may be an indication that the global economic decline is beginning to bottom out however, the current uncertainty and volatility suggests the period of economic recovery will be long and slow.

•

Revenue decreased 22.3% to $90.8 million, compared to $116.9 million in the Third Quarter of Fiscal 2008. This decrease was primarily driven by a 21.2% decline in the organic Test business (where “organic” as used throughout Item 2. is defined as “without the SANS acquisition”) and a 38.4% decline in the Sensors segment, partially offset by a 5.6% benefit from SANS.

•

In June 2009, the Company approved a plan for an additional workforce reduction, in response to the continued weakness in industrial capital spending. As a result of this action, the Company incurred severance and benefit costs totaling $1.2 million, of which $1.0 million and $0.2 million was reported in the Test and Sensors segments, respectively. Of the $1.2 million total costs, $0.6 million, $0.3 million, and $0.3 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively. The Company anticipates further workforce and cost reduction actions in the Fourth Quarter of Fiscal 2009 related to materials sourcing and process and structure improvements. The Company estimates the combined workforce and other cost reduction actions taken during Fiscal 2009 will result in annual savings of $15-20 million for Fiscal 2010.

•

Income from operations decreased 67.6% to $4.8 million, compared to $14.8 million for the Third Quarter of Fiscal 2008, as the unfavorable impact of the volume decline in the organic Test business and Sensors segment, as well as severance and benefit costs associated with the previously mentioned planned workforce reduction, more than offset reduced operating expenses in both the organic Test business and the Sensors segment. SANS broke even during the quarter.

•

Earnings per diluted share from continuing operations decreased $0.45, or 70.3%, to $0.19, compared to $0.64 for the Third Quarter of Fiscal 2008. Lower income from operations and unfavorable net interest negatively impacted earnings per diluted share by $0.42 and $0.06, respectively.

•

Earnings per diluted share from net income decreased $0.55, or 74.3%, to $0.19, compared to $0.74 for the Third Quarter of Fiscal 2008. During the Third Quarter of Fiscal 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which resulted in the recognition of a net gain from discontinued operations of $1.8 million, or $0.10 per diluted share.

•

Cash and cash equivalents at the end of the quarter totaled $118.9 million, compared to $99.3 million at the end of the prior quarter. Cash flows from operations generated $21.2 million, primarily driven by lower working capital utilization. During the quarter, the Company invested $1.8 million in capital expenditures, paid $2.5 million in dividends, and purchased 126,000 shares of common stock for $2.7 million.

Nine Months Ended June 27, 2009 (“First Nine Months of Fiscal 2009”)

Highlights for the First Nine Months of Fiscal 2009 include:

•

On September 28, 2008 the Company acquired substantially all of the assets of SANS Group (“SANS”) for $50.2 million. SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing solutions and offers a variety of products, including electromechanical and static-hydraulic testing machines. The results of operations for SANS have been included in the Company’s results of operations since the date of the acquisition, and are reported in the Company’s Test segment. Orders for SANS for the First Nine Months of Fiscal 2009 were $18.1 million. SANS reported a $3.5 million loss from operations during the First Nine Months of Fiscal 2009, on $14.4 million of revenue, driven by reduced gross profit resulting from the sale of inventory that was written up to fair value as part of the acquisition, as well as increased operating expenses associated with integration-related items.

•

Orders decreased 33.7% to $245.3 million, compared to $370.1 million for the First Nine Months of Fiscal 2008, as sharply lower demand in worldwide industrial capital spending in the Company’s markets had a negative impact on both the Test and Sensors segments.

•

Revenue decreased 6.4% to $315.0 million, compared to $336.4 million in the First Nine Months of Fiscal 2008. This decrease was primarily due to a 2.3% decrease in the organic Test business and a 26.9% decline in the Sensors segment. SANS provided a 4.3% benefit for the First Nine Months of Fiscal 2009.

•

In February 2009, the Company announced and initiated a workforce reduction, in order to align the Company’s operating cost structure with changing market conditions. As previously mentioned, in June 2009, the Company approved a plan for an additional workforce reduction in response to continued weakness in industrial capital spending. As a result of these actions, the Company incurred severance and benefit arrangement costs totaling $4.0 million, of which $3.7 million and $0.3 million was reported in the Test and Sensors segments, respectively. Of the $4.0 million total costs, $1.8 million, $1.7 million, and $0.5 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

•

Income from operations decreased 30.0% to $28.5 million, compared to $40.7 million for the First Nine Months of Fiscal 2008, as the unfavorable impact of the volume decline in the organic Test business and Sensors segment, severance and benefit costs associated with the workforce reduction actions, as well as a $3.5 million operating loss from SANS, more than offset reduced variable compensation and other operating expenses in both the organic Test business and the Sensors segment.

•

The effective tax rate was 26.5%, an increase of 1.8 percentage points compared to a tax rate of 24.7% for the First Nine Months of Fiscal 2008. This increase was primarily due to a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates in the First Nine Months of Fiscal 2008, partially offset by a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in the First Nine Months of Fiscal 2009.

•

Earnings per diluted share from continuing operations decreased $0.63, or 34.2%, to $1.21, compared to $1.84 for the First Nine Months of Fiscal 2008. Lower income from operations, unfavorable net interest, and unfavorable losses on foreign currency transactions negatively impacted earnings per diluted share by $0.51, $0.12 and $0.03, respectively.

•

Earnings per diluted share from net income decreased $0.75, or 74.3%, to $1.21, compared to $1.96 for the First Half of Fiscal 2008. During the First Half of Fiscal 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which resulted in the recognition of a net gain from discontinued operations of $2.0 million, or $0.12 per diluted share.

•

Cash and cash equivalents at June 27, 2009 totaled $118.9 million, compared to $114.1 million at the end of Fiscal 2008. Cash flows from operations generated $36.9 million. During the First Nine Months of Fiscal 2009, the Company borrowed $16.0 million from its credit facility, paid an additional $21.9 million for the acquisition of SANS, invested $7.7 million in capital expenditures, and purchased 371,500 shares of common stock for $9.5 million.

Detailed Financial Results

Total Company

Orders and Backlog

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 orders, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended June 27, 2009
Orders	$116.7	$(39.4)	$6.1	$(2.7)	$80.7

Orders totaled $80.7 million, a decrease of $36.0 million, or 30.8%, compared to orders of $116.7 million for the Third Quarter of Fiscal 2008. This decrease is primarily due to lower order volume in both the organic Test business and Sensors segment across all geographies, partially offset by a $6.1 million increase from SANS. Orders from international customers for the Third Quarter of Fiscal 2009 represented 72.4% of total orders, compared to 61.4% for the Third Quarter of Fiscal 2008.

Backlog of undelivered orders at June 27, 2009 was $163.3 million, a decrease of 6.9% from backlog of $175.4 million at March 28, 2009. Backlog at the end of the Third Quarter of Fiscal 2009 included $12.3 million from SANS. Backlog at the end of the Third Quarter of Fiscal 2008 was $242.8 million. The Company seldom experiences order cancellations larger than $1.0 million; however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 statements of operations (in millions, except per share data):

	Three Months Ended
	June 27, 2009	June 28, 2008	Variance	% Variance
Revenue	$90.8	$116.9	$(26.1)	-22.3%
Cost of sales	56.2	69.7	(13.5)	-19.4%
Gross profit	34.6	47.2	(12.6)	-26.7%
Gross margin	38.1%	40.4%	-2.3%
Operating expenses:
Selling and marketing	16.5	19.3	(2.8)	-14.5%
General administrative	9.1	9.0	0.1	1.1%
Research and development	4.2	4.1	0.1	2.4%
Total operating expenses	29.8	32.4	(2.6)	-8.0%

Income from operations	4.8	14.8	(10.0)	-67.6%

Interest expense	(0.6)	(0.2)	(0.4)	200.0%
Interest income	0.1	1.1	(1.0)	-90.9%
Other income (expense), net	0.1	(0.4)	0.5	NM
Income before income taxes and discontinued operations	4.4	15.3	(10.9)	-71.2%
Provision for income taxes	1.3	4.3	(3.0)	-69.8%
Income before discontinued operations	3.1	11.0	(7.9)	-71.8%

Income from discontinued operations, net of tax	—	1.8	(1.8)	NM
Net income	$3.1	$12.8	$(9.7)	-75.8%
Diluted earnings per share	$0.19	$0.74	(0.55)	-74.3%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended June 27, 2009
Revenue	$116.9	$(29.1)	$6.5	$(3.5)	$90.8
Cost of sales	69.7	(13.4)	3.8	(3.9)	56.2
Gross profit	47.2	(15.7)	2.7	0.4	34.6
	40.4%		41.1%		38.1%
Operating expenses:
Selling and marketing	19.3	(2.8)	0.8	(0.8)	16.5
General administrative	9.0	(1.6)	1.9	(0.2)	9.1
Research and development	4.1	0.1	—	—	4.2
Total operating expenses	32.4	(4.3)	2.7	(1.0)	29.8

Income (loss) from operations	$14.8	$(11.4)	$—	$1.4	$4.8

Revenue was $90.8 million, a decrease of $26.1 million, or 22.3%, compared to revenue of $116.9 million for the Third Quarter of Fiscal 2008. This decrease was primarily due to lower worldwide volume in the organic Test business and Sensors segment and an estimated $3.5 million unfavorable impact of currency translation, partially offset by $6.5 million from SANS. Revenue from international customers represented 65.3% of total revenue, compared to 63.1% for the Third Quarter of Fiscal 2008.

Gross profit was $34.6 million, a decrease of $12.6 million, or 26.7%, compared to gross profit of $47.2 million for the Third Quarter of Fiscal 2008. Gross profit as a percentage of revenue was 38.1%, a decrease of 2.3 percentage points from 40.4% for the Third Quarter of Fiscal 2008. This decrease was primarily due to the volume decline in both the organic Test business and the Sensors segment, as well as $0.5 million severance and benefit costs associated with an additional workforce reduction that was approved by the Company in the Third Quarter of Fiscal 2009. In addition, SANS positively impacted gross profit by 0.2 percentage points in the Third Quarter of Fiscal 2009.

Selling and marketing expense was $16.5 million, a decrease of $2.8 million, or 14.5%, compared to $19.3 million for the Third Quarter of Fiscal 2008. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees, lower commissions and sales incentives, and reduced discretionary spending in both the organic Test business and the Sensors segment. These decreases were partially offset by a $0.8 million increase from SANS, as well as $0.3 million severance and benefit costs associated with the previously mentioned workforce reduction. Selling and marketing expense as a percentage of revenue for the Third Quarter of Fiscal 2009 was 18.2%, compared to 16.5% for the Third Quarter of Fiscal 2008.

General and administrative expense was $9.1 million, relatively flat compared to the Third Quarter of Fiscal 2008, as a $1.9 million increase from SANS and $0.3 million severance and benefits costs with the previously mentioned workforce reduction was substantially offset by lower compensation and benefits, resulting from a reduction in employees, and reduced discretionary spending in both organic Test business and Sensors segment. General and administrative expense as a percentage of revenue was 10.0%, compared to 7.7% for the Third Quarter of Fiscal 2008.

Research and development expense was $4.2 million, relatively flat compared to the Third Quarter of Fiscal 2008. Research and development expense as a percentage of revenue was 4.6%, compared to 3.5% for the Third Quarter of Fiscal 2008.

Income from operations was $4.8 million, a decrease of $10.0 million, or 67.6%, compared to income from operations of $14.8 million for the Third Quarter of Fiscal 2008, as the unfavorable impact of the volume decline in the organic Test business and Sensors segment, as well as severance and benefit costs associated with the previously mentioned workforce reduction, more than offset reduced operating expenses in both the organic Test business and the Sensors segment. Operating income as a percentage of revenue was 5.3%, compared to 12.7% for the Third Quarter of Fiscal 2008.

Interest expense was $0.6 million, an increase of $0.4 million compared to $0.2 million for the Third Quarter of Fiscal 2008, as the interest expense incurred on the higher level of short-term borrowings was partially offset by a reduction in fixed-rate long-term debt.

Interest income was $0.1 million, a decrease of $1.0 million compared to $1.1 million for the Third Quarter of Fiscal 2008, due to lower interest rates, primarily in Europe, applied to lower average cash and cash equivalent balances compared to the Third Quarter of Fiscal 2008.

Other income (expense), net was $0.1 million of net other income, an increase of $0.5 million compared to $0.4 million of net other expense in the Third Quarter of Fiscal 2008. This increase was primarily due to net gains on foreign currency transactions compared to net losses on foreign currency transactions in the Third Quarter of Fiscal 2008.

Provision for income taxes totaled $1.3 million for the Third Quarter of Fiscal 2009, a decrease of $3.0 million, or 69.8%, compared to $4.3 million for the Third Quarter of Fiscal 2008, primarily due to decreased income before income taxes and discontinued operations. The effective tax rate for the Third Quarter of Fiscal 2009 was 29.9%, an increase of 1.6 percentage points compared to a tax rate of 28.3% for the Third Quarter of Fiscal 2008.

Net income was $3.1 million, a decrease of $9.7 million, or 75.8%, compared to $12.8 million for the Third Quarter of Fiscal 2008. The decrease was primarily driven by lower income from operations and unfavorable net interest, partially offset by decreased income tax expense. In addition, in the Third Quarter of Fiscal 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which resulted in the recognition of a net gain from discontinued operations of $1.8 million.

Segment Results

Test Segment

Orders and Backlog

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended June 27, 2009
Orders	$91.9	$(30.2)	$6.1	$(2.3)	$65.5

Orders totaled $65.5 million, a decrease of $26.4 million, or 28.7%, compared to orders of $91.9 million for the Third Quarter of Fiscal 2008, primarily due to lower volume in the organic business across all geographies resulting from sharply lower demand in worldwide industrial capital spending in the segment’s markets, partially offset by $6.1 million from SANS. Third Quarter of Fiscal 2008 orders included one large order, in excess of $5 million, totaling approximately $10 million. There were no such large orders in the Third Quarter of Fiscal 2009. The Test segment accounted for 81.2% of total Company orders, compared to 78.7% for the Third Quarter of Fiscal 2008. Orders from international customers represented 72.4% of total orders, compared to 57.7% for the Third Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the quarter was $152.9 million, a decrease of 8.1% from backlog of $166.3 million at March 28, 2009. Backlog included $12.3 million from SANS. Backlog at the end of the Third Quarter of Fiscal Year 2008 was $229.8 million.

Results of Operations

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Three Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Three Months Ended June 27, 2009
Revenue	$92.4	$(19.7)	$6.5	$(2.7)	$76.5
Cost of sales	58.8	(9.5)	3.8	(3.5)	49.6
Gross profit	33.6	(10.2)	2.7	0.8	26.9
	36.3%		41.1%		35.2%
Operating expenses:
Selling and marketing	14.6	(1.7)	0.8	(0.6)	13.1
General administrative	5.9	(1.0)	1.9	(0.1)	6.7
Research and development	2.8	0.2	—	—	3.0
Total operating expenses	23.3	(2.5)	2.7	(0.7)	22.8

Income (loss) from operations	$10.3	$(7.7)	$—	$1.5	$4.1

Revenue was $76.5 million, a decrease of $15.9 million, or 17.2%, compared to revenue of $92.4 million for the Third Quarter of Fiscal 2008. The decrease was primarily due to a lower opening backlog and reduced worldwide demand in the organic business and an estimated $2.7 million unfavorable impact of currency translation, partially offset by $6.5 million from SANS. Revenue from international customers represented 63.9% of total revenue, compared to 60.1% for the Third Quarter of Fiscal 2008.

Gross profit was $26.9 million, a decrease of $6.7 million, or 19.9%, compared to gross profit of $33.6 million for the Third Quarter of Fiscal 2008. Gross profit as a percentage of revenue was 35.2%, a decrease of 1.1 percentage points from 36.3% for the Third Quarter of Fiscal 2008. The organic business decreased 1.7 percentage points, primarily due to lower volume and $0.4 million severance and benefit costs associated with the previously mentioned workforce reduction. In addition, SANS positively impacted gross profit by 0.6 percentage points in the quarter.

Selling and marketing expense was $13.1 million, a decrease of $1.5 million, or 10.3%, compared to $14.6 million for the Third Quarter of Fiscal 2008. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees, lower commissions and sales incentives, and reduced discretionary spending in the organic business, partially offset by a $0.8 million increase from SANS, as well as $0.3 million severance and benefit costs associated with the previously mentioned workforce reduction. Selling and marketing expense as a percentage of revenue was 17.1%, compared to 15.8% for the Third Quarter of Fiscal 2008.

General and administrative expense was $6.7 million, an increase of $0.8 million, or 13.6%, compared to $5.9 million for the Third Quarter of Fiscal 2008. This increase was primarily due to $1.9 million from SANS and $0.3 million severance and benefits costs with the previously mentioned workforce reduction, partially offset by lower compensation and benefits, resulting from a reduction in employees, and reduced discretionary spending in the organic business. General and administrative expense as a percentage of revenue was 8.8%, compared to 6.4% for the Third Quarter of Fiscal 2008.

Research and development expense was $3.0 million, relatively flat compared to the Third Quarter of Fiscal 2008. Research and development expense as a percentage of revenue was 3.9%, compared to 3.0% for the Third Quarter of Fiscal 2008.

Income from operations was $4.1 million, a decrease of $6.2 million, or 60.2%, compared to income from operations of $10.3 million for the Third Quarter of Fiscal 2008. The decrease was primarily due to the volume decline in the organic business, as well as severance and benefit costs associated with the previously mentioned workforce reduction, partially offset reduced operating expenses in the organic business. SANS broke even during the Third Quarter of Fiscal 2009. Operating income as a percentage of revenue was 5.4%, compared to 11.1% for the Third Quarter of Fiscal 2008.

SANS Acquisition

Orders and revenue were $6.1 million and $6.5 million, respectively. Gross profit as a percentage of revenue was 41.1%. Gross profit includes a $0.4 million expense associated with the sale of inventory that was written up to fair value as part of the acquisition, which negatively impacted the gross margin rate by 5.9 percentage points. SANS broke even during the Third Quarter of Fiscal 2009.

Sensors Segment

Orders and Backlog

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 orders for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended June 28, 2008	Organic Business Change	Currency Translation	Three Months Ended June 27, 2009
Orders	$24.8	$(9.2)	$(0.4)	$15.2

Orders totaled $15.2 million, a decrease of $9.6 million, or 38.7%, compared to orders of $24.8 million for the Third Quarter of Fiscal 2008, primarily due to lower volume across all geographies resulting from continued weakness in worldwide industrial capital spending. The Sensors segment accounted for 18.8% of total Company orders, compared to 21.3% for the Third Quarter of Fiscal 2008. Orders from international customers represented 72.2% of total orders, compared to 75.2% for the Third Quarter of Fiscal 2008.

Backlog of undelivered orders at the end of the quarter was $10.4 million, an increase of 14.3% from backlog of $9.1 million at March 28, 2009. Backlog at the end of the Third Quarter of Fiscal Year 2008 was $13.0 million.

Results of Operations

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

The following is a comparison of Third Quarter of Fiscal 2009 and Third Quarter of Fiscal 2008 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended June 28, 2008	Organic Business Change	Currency Translation	Three Months Ended June 27, 2009
Revenue	$24.5	$(9.4)	$(0.8)	$14.3
Cost of sales	10.9	(3.9)	(0.4)	6.6
Gross profit	13.6	(5.5)	(0.4)	7.7
	55.8%			54.0%
Operating expenses:
Selling and marketing	4.7	(1.1)	(0.2)	3.4
General administrative	3.1	(0.6)	(0.1)	2.4
Research and development	1.3	(0.1)	—	1.2
Total operating expenses	9.1	(1.8)	(0.3)	7.0

Income (loss) from operations	$4.5	$(3.7)	$(0.1)	$0.7

Revenue was $14.3 million, a decrease of $10.2 million, or 41.6%, compared to revenue of $24.5 million for the Third Quarter of Fiscal 2008. This decrease was primarily driven by reduced worldwide volume. Revenue from international customers represented 73.0% of total revenue, compared to 74.5% for the Third Quarter of Fiscal 2008.

Gross profit was $7.7 million, a decrease of $5.9 million, or 43.4%, compared to gross profit of $13.6 million for the Third Quarter of Fiscal 2008. Gross profit as a percentage of revenue was 54.0%, a decrease of 1.8 percentage points from 55.8% for the Third Quarter of Fiscal 2008. This decrease was primarily due to reduced volume and $0.2 million severance and benefit costs associated with the previously mentioned workforce reduction.

Selling and marketing expense was $3.4 million, a decrease of $1.3 million, or 27.7%, compared to $4.7 million for the Third Quarter of Fiscal 2008. The decrease is primarily due to reduced discretionary spending and lower commission expense. Selling and marketing expense as a percentage of revenue was 23.8%, compared to 19.2% for the Third Quarter of Fiscal 2008.

General and administrative expense was $2.4 million, a decrease of $0.7 million, or 22.6%, compared to $3.1 million for the Third Quarter of Fiscal 2008, primarily due to reduced compensation and benefits expense, including $0.2 million reduction in variable compensation. General and administrative expense as a percentage of revenue was 16.8%, compared to 12.7% for the Second Quarter of Fiscal 2008.

Research and development expense was $1.2 million, relatively flat compared to $1.3 million for the Third Quarter of Fiscal 2008. The decrease was due to reduced spending. Research and development expense as a percentage of revenue was 8.4%, compared to 5.3% for the Third Quarter of Fiscal 2008.

Income from operations was $0.7 million, a decrease of $3.8 million, or 84.4%, compared to income from operations of $4.5 million for the Third Quarter of Fiscal 2008, primarily due to lower gross profit, partially offset by reduced operating expenses. Operating income as a percentage of revenue was 4.9%, compared to 18.4% for the Third Quarter of Fiscal 2008.

Total Company

Orders and Backlog

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 orders, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Nine Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Nine Months Ended June 27, 2009
Orders	$370.1	$(135.0)	$18.1	$(7.9)	$245.3

Orders totaled $245.3 million, a decrease of $124.8 million, or 33.7%, compared to orders of $370.1 million for the First Nine Months of Fiscal 2008. This decrease is primarily due to lower order volume in both the organic Test business and Sensors segment across all geographies resulting from sharply lower demand in worldwide industrial capital spending, partially offset by an $18.1 million increase from SANS. Orders from international customers represented 68.2% of total orders, compared to 62.9% for the First Nine Months of Fiscal 2008.

Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2009, was $163.3 million, a decrease of 30.4% from backlog of $234.7 million at September 27, 2008. Backlog included $12.3 million from SANS. Backlog at the end of the Third Quarter of Fiscal 2008 was $242.8 million. During the First Nine Months of Fiscal 2009, the Company experienced one order cancellation in the Test segment approximating $3.0 million. The Company seldom experiences order cancellations larger than $1.0 million however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 statements of operations (in millions, except per share data):

	Nine Months Ended
	June 27, 2009	June 28, 2008	Variance	% Variance
Revenue	$315.0	$336.4	$(21.4)	-6.4%
Cost of sales	194.7	199.9	(5.2)	-2.6%
Gross profit	120.3	136.5	(16.2)	-11.9%
Gross margin	38.2%	40.6%	-2.4%

Operating expenses:
Selling and marketing	53.5	58.0	(4.5)	-7.8%
General administrative	27.0	25.6	1.4	5.5%
Research and development	11.3	12.2	(0.9)	-7.4%
Total operating expenses	91.8	95.8	(4.0)	-4.2%

Income from operations	28.5	40.7	(12.2)	-30.0%

Interest expense	(1.6)	(0.8)	(0.8)	100.0%
Interest income	0.9	3.0	(2.1)	-70.0%
Other (expense) income, net	(0.1)	0.4	(0.5)	NM
Income before income taxes and discontinued operations	27.7	43.3	(15.6)	-36.0%
Provision for income taxes	7.3	10.7	(3.4)	-31.8%
Income before discontinued operations	20.4	32.6	(12.2)	-37.4%

Income from discontinued operations, net of tax	—	2.0	(2.0)	NM
Net income	$20.4	$34.6	$(14.2)	-41.0%
Diluted earnings per share	$1.21	$1.96	$(0.75)	-38.3%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Nine Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Nine Months Ended June 27, 2009
Revenue	$336.4	$(25.4)	$14.4	$(10.4)	$315.0
Cost of sales	199.9	(5.9)	9.1	(8.4)	194.7
Gross profit	136.5	(19.5)	5.3	(2.0)	120.3
	40.6%		36.8%		38.2%
Operating expenses:
Selling and marketing	58.0	(5.6)	2.9	(1.8)	53.5
General administrative	25.6	(4.1)	5.9	(0.4)	27.0
Research and development	12.2	(0.8)	—	(0.1)	11.3
Total operating expenses	95.8	(10.5)	8.8	(2.3)	91.8

Income (loss) from operations	$40.7	$(9.0)	$(3.5)	$0.3	$28.5

Revenue was $315.0 million, a decrease of $21.4 million, or 6.4%, compared to revenue of $336.4 million for the First Nine Months of Fiscal 2008. This decrease was primarily due to lower worldwide volume in the organic Test business and Sensors segment and an estimated $10.4 million unfavorable impact of currency translation, partially offset by $14.4 million from SANS. Revenue from international customers represented 64.2% of total revenue, compared to 64.3% for the First Nine Months of Fiscal 2008.

Gross profit was $120.3 million, a decrease of $16.2 million, or 11.9%, compared to gross profit of $136.5 million for the First Nine Months of Fiscal 2008. Gross profit as a percentage of revenue was 38.2%, a decrease of 2.4 percentage points from 40.6% for the First Nine Months of Fiscal 2008. This decrease was primarily due to the volume decline in both the organic Test business and the Sensors segment, higher warranty expense in the organic Test business and $1.8 million severance and benefit costs associated with the workforce reduction actions, partially offset by a $2.2 million reduction in variable compensation. In addition, SANS negatively impacted gross profit by 0.1 percentage points primarily due to the sale of inventory that was written up to fair value as part of the acquisition.

Selling and marketing expense was $53.5 million, a decrease of $4.5 million, or 7.8%, compared to $58.0 million for the First Nine Months of Fiscal 2008. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees, lower commissions and sales incentives, reduced discretionary spending, as well as a $0.9 million reduction in variable compensation expense in both the organic Test business and Sensors segment. These decreases were partially offset by a $2.9 million increase from SANS, as well as $1.7 million severance and benefit costs associated with the previously mentioned workforce reduction actions. Selling and marketing expense as a percentage of revenue was 17.0%, compared to 17.2% for the First Nine Months of Fiscal 2008.

General and administrative expense was $27.0 million, an increase of $1.4 million, or 5.5%, compared to $25.6 million for the First Nine Months of Fiscal 2008. This increase was primarily driven by SANS, and $0.5 million severance and benefit costs associated with the previously mentioned workforce reduction actions, partially offset by lower legal expense in organic Test business, decreased compensation and benefits resulting from a reduction in employees, reduced discretionary spending and a $1.7 million reduction in variable compensation expense. General and administrative expense as a percentage of revenue was 8.6%, compared to 7.6% for the First Nine Months of Fiscal 2008.

Research and development expense was $11.3 million, a decrease of $0.9 million, or 7.4%, compared to $12.2 million for the First Nine Months of Fiscal 2008. The decrease was due to a planned spending reduction in the Sensors segment. Research and development expense as a percentage of revenue was 3.6%, flat compared to the First Nine Months of Fiscal 2008.

Income from operations was $28.5 million, a decrease of $12.2 million, or 30.0%, compared to income from operations of $40.7 million for the First Nine Months of Fiscal 2008, as lower gross profit in the both the organic Test business and the Sensors segment, severance and benefit costs associated with the previously mentioned workforce reduction actions, as well as a $3.5 million operating loss from SANS, more than offset reduced variable compensation and other operating expenses in both the organic Test business and Sensors segment. Operating income as a percentage of revenue was 9.0%, compared to 12.1% for the First Nine Months of Fiscal 2008.

Interest expense was $1.6 million, an increase of $0.8 million compared to $0.8 million for the First Nine Months of Fiscal 2008, as the interest expense incurred on the higher level of short-term borrowings was partially offset by a reduction in fixed-rate long-term debt.

Interest income was $0.9 million, a decrease of $2.1 million compared to $3.0 million for the First Nine Months of Fiscal 2008, due to lower interest rates, primarily in Europe, applied to lower average cash and cash equivalent balances compared to the First Nine Months of Fiscal 2008.

Other (expense) income, net was $0.1 million of net other expense, a decrease of $0.5 million compared to $0.4 million of net other income in the First Nine Months of Fiscal 2008. This decrease was primarily due to net losses on foreign currency transactions compared to net gains on foreign currency transactions in the First Nine Months of Fiscal 2008.

Provision for income taxes totaled $7.3 million, a decrease of $3.4 million, or 31.8%, compared to $10.7 million for the First Nine Months of Fiscal 2008, primarily due to decreased income before income taxes and discontinued operations, partially offset by a higher effective tax rate. The effective tax rate for the First Nine Months of Fiscal 2009 was 26.5%, an increase of 1.8 percentage points compared to a tax rate of 24.7% for the First Nine Months of Fiscal 2008. This increase was primarily due to a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates and the successful closure of foreign tax audits in the First Nine Months of Fiscal 2008, partially offset by a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in the current fiscal year.

Net income was $20.4 million, a decrease of $14.2 million, or 41.0%, compared to $34.6 million for the First Nine Months of Fiscal 2008. The decrease in net income was primarily driven by lower income from operations, unfavorable net interest, losses on foreign currency transactions, and a higher effective tax rate. In addition, in the First Nine Months of Fiscal 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which resulted in the recognition of a net gain from discontinued operations of $2.0 million.

The reduction in number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.06.

Segment Results

Test Segment

Orders and Backlog

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Nine Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Nine Months Ended June 27, 2009
Orders	$297.9	$(113.8)	$18.1	$(6.2)	$196.0

Orders totaled $196.0 million, a decrease of $101.9 million, or 34.2%, compared to orders of $297.9 million for the First Nine Months of Fiscal 2008, primarily due to lower volume in the organic business across all geographies, resulting from sharply lower demand in worldwide industrial capital spending in the segment’s markets, and an estimated $6.2 million unfavorable impact of currency translation, partially offset by $18.1 million from SANS. The First Nine Months of Fiscal 2008 orders included five large orders in excess of $5 million totaling approximately $47 million. There were no such large orders in the First Half of Fiscal 2009. The Test segment accounted for 79.9% of total Company orders, compared to 80.5% for the First Nine Months of Fiscal 2008. Orders from international customers represented 67.8% of total orders, compared to 60.2% for the First Nine Months of Fiscal 2008.

Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2009 was $152.9 million, a decrease of 31.4% from backlog of $222.8 million at September 27, 2008. Backlog included $12.3 million from SANS. Backlog at the end of the Third Quarter of Fiscal Year 2008 was $229.8 million.

Results of Operations

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	Nine Months Ended June 28, 2008	Organic Business Change	SANS Acquisition	Currency Translation	Nine Months Ended June 27, 2009
Revenue	$264.4	$(6.1)	$14.4	$(8.1)	$264.6
Cost of sales	168.5	1.8	9.1	(7.4)	172.0
Gross profit	95.9	(7.9)	5.3	(0.7)	92.6
	36.3%		36.8%		35.0%
Operating expenses:
Selling and marketing	44.8	(4.2)	2.9	(1.4)	42.1
General administrative	17.2	(2.9)	5.9	(0.2)	20.0
Research and development	8.3	(0.2)	—	—	8.1
Total operating expenses	70.3	(7.3)	8.8	(1.6)	70.2

Income (loss) from operations	$25.6	$(0.6)	$(3.5)	$0.9	$22.4

Revenue was $264.6 million, relatively flat compared to the First Nine Months of Fiscal 2008, as the $14.4 million from SANS was substantially offset by lower volume in the organic business in the Americas and Asia, as well as an estimated $8.1 million unfavorable impact of currency translation. Revenue from international customers represented 62.8% of total revenue, compared to 61.8% for the First Nine Months of Fiscal 2008.

Gross profit was $92.6 million, a decrease of $3.3 million, or 3.4%, compared to gross profit of $95.9 million for the First Nine Months of Fiscal 2008. Gross profit as a percentage of revenue was 35.0%, a decrease of 1.3 percentage points from 36.3% for the First Nine Months of Fiscal 2008. This decrease was primarily due to the volume decline and higher warranty expense in the organic business and $1.5 million severance and benefit costs associated with the workforce reduction actions, partially offset by a $2.0 million reduction in variable compensation.

Selling and marketing expense was $42.1 million, a decrease of $2.7 million, or 6.0%, compared to $44.8 million for the First Nine Months of Fiscal 2008. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees, lower commissions and sales incentives, reduced discretionary spending, as well as a $0.6 million reduction in variable compensation expense in the organic business. These decreases were partially offset by $2.9 million increase from SANS, as well as $1.7 million severance and benefit costs associated with the previously mentioned workforce reduction actions. Selling and marketing expense as a percentage of revenue was 15.9%, compared to 16.9% for the First Nine Months of Fiscal 2008.

General and administrative expense was $20.0 million, an increase of $2.8 million, or 16.3%, compared to $17.2 million for the First Nine Months of Fiscal 2008. This increase was primarily driven by SANS, and $0.5 million severance and benefit costs associated with the previously mentioned workforce reduction actions, partially offset by lower legal expense in organic business, decreased compensation and benefits resulting from a reduction in employees, reduced discretionary spending and a $1.3 million reduction in variable compensation. General and administrative expense as a percentage of revenue was 7.6%, compared to 6.5% for the First Nine Months of Fiscal 2008.

Research and development expense was $8.1 million, relatively flat compared to the First Nine Months of Fiscal 2008. Research and development expense as a percentage of revenue was 3.1%, flat compared to the First Nine Months of Fiscal 2008.

Income from operations was $22.4 million, a decrease of $3.2 million, or 12.5%, compared to income from operations of $25.6 million for the First Nine Months of Fiscal 2008. This decrease was primarily due to lower gross profit in the organic business, severance and benefit costs associated with the previously mentioned workforce reduction actions, as well as a $3.5 million operating loss from SANS, partially offset by reduced variable compensation and other operating expenses in the organic business. Operating income as a percentage of revenue was 8.5%, compared to 9.7% for the First Nine Months of Fiscal 2008.

SANS Acquisition

Orders and revenue were $18.1 million and $14.4 million, respectively. Gross profit as a percentage of revenue was 36.8%. Gross profit includes a $1.7 million expense associated with the sale of inventory that was written up to fair value as part of the acquisition, which negatively impacted the gross margin rate by 11.9 percentage points. The loss from operations was $3.5 million, driven by the negative impact on gross profit and operating expenses associated with acquisition and integration costs.

Sensors Segment

Orders and Backlog

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 orders for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Nine Months			Nine Months
	Ended	Organic		Ended
	June 28,	Business	Currency	June 27,
	2008	Change	Translation	2009
Orders	$72.2	$(21.2)	$(1.7)	$49.3

Orders totaled $49.3 million, a decrease of $22.9 million, or 31.7%, compared to orders of $72.2 million for the First Nine Months of Fiscal 2008, primarily due to lower volume across all geographies resulting from sharply lower demand in worldwide industrial capital spending and a reduction in customer inventory levels. Sensors segment accounted for 20.1% of total Company orders, compared to 19.5% for the First Nine Months of Fiscal 2008. Orders from international customers represented 69.7% of total orders, compared to 73.9% for the First Nine Months of Fiscal 2008.

Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2009 was $10.4 million, a decrease of 12.6% from backlog of $11.9 million at September 27, 2008. Backlog at the end of the Third Quarter of Fiscal Year 2008 was $13.0 million.

Results of Operations

First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008

The following is a comparison of First Nine Months of Fiscal 2009 and First Nine Months of Fiscal 2008 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Nine Months			Nine Months
	Ended	Organic		Ended
	June 28,	Business	Currency	June 27,
	2008	Change	Translation	2009
Revenue	$72.0	$(19.3)	$(2.3)	$50.4
Cost of sales	31.4	(7.7)	(1.0)	22.7
Gross profit	40.6	(11.6)	(1.3)	27.7
	56.3%			54.9%
Operating expenses:
Selling and marketing	13.2	(1.4)	(0.4)	11.4
General administrative	8.4	(1.2)	(0.2)	7.0
Research and development	3.9	(0.6)	(0.1)	3.2
Total operating expenses	25.5	(3.2)	(0.7)	21.6

Income (loss) from operations	$15.1	$(8.4)	$(0.6)	$6.1

Revenue was $50.4 million, a decrease of $21.6 million, or 30.0%, compared to revenue of $72.0 million for the First Nine Months of Fiscal 2008. This decrease was primarily driven by reduced worldwide volume. Revenue from international customers represented 71.6% of total revenue, compared to 73.4% for the First Nine Months of Fiscal 2008.

Gross profit was $27.7 million, a decrease of $12.9 million, or 31.8%, compared to gross profit of $40.6 million for the First Nine Months of Fiscal 2008. Gross profit as a percentage of revenue was 54.9%, a decrease of 1.4 percentage points from 56.3% for the First Nine Months of Fiscal 2008. This decrease was primarily due to reduced volume, and $0.2 million severance and benefit costs associated with the previously mentioned workforce reduction actions, partially offset by a $0.2 million reduction in variable compensation expense.

Selling and marketing expense was $11.4 million, a decrease of $1.8 million, or 13.6%, compared to $13.2 million for the First Nine Months of Fiscal 2008. The decrease is primarily due to reduced discretionary spending, lower commission expense, and a $0.3 million reduction in variable compensation expense. Selling and marketing expense as a percentage of revenue was 22.6%, compared to 18.3% for the First Nine Months of Fiscal 2008.

General and administrative expense was $7.0 million, a decrease of $1.4 million, or 16.7%, compared to $8.4 million for the First Nine Months of Fiscal 2008, primarily due to reduced compensation and benefits expense, including a $0.4 million reduction in variable compensation. General and administrative expense as a percentage of revenue was 13.9%, compared to 11.7% for the First Nine Months of Fiscal 2008.

Research and development expense was $3.2 million, a decrease of $0.7 million, or 17.9%, compared to $3.9 million for the First Nine Months of Fiscal 2008. The decrease was due to a planned reduction in spending. Research and development expense as a percentage of revenue was 6.3%, compared to 5.4% for the First Nine Months of Fiscal 2008.

Income from operations was $6.1 million, a decrease of $9.0 million, or 59.6%, compared to income from operations of $15.1 million for the First Nine Months of Fiscal 2008, primarily due to lower gross profit, partially offset by reduced operating expenses. Operating income as a percentage of revenue was 12.1%, compared to 21.0% for the First Nine Months of Fiscal 2008.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $118.9 million at the end of the Third Quarter of Fiscal 2009. Of this amount, $16.0 million was located in North America, $82.0 million in Europe, and $20.9 million in Asia. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2009, the Company held no short-term investments.

Total cash and cash equivalents increased $4.8 million in the First Nine Months of Fiscal 2009, primarily due to earnings and decreased working capital requirements, partially offset by employee incentive and related benefit payments, purchases of company stock, dividend payments, investment in property and equipment, and the acquisition of SANS. Total cash and cash equivalents increased $15.5 million in the First Nine Months of Fiscal 2008, primarily due to earnings, net proceeds generated from the conversion of short-term investments to cash and cash equivalents, net proceeds received from the sale of the Nano Instruments product line, and a favorable impact of currency translation, partially offset by purchases of the Company’s common stock, increased working capital requirements, dividend payments, and investment in property and equipment. The Company believes that its anticipated operating cash flows, in addition to funds available from cash, cash equivalents and its credit facility, are adequate to fund ongoing operations, capital expenditures, dividend payments, and share purchases, as well as to fund internal growth opportunities or strategic acquisitions.

Cash flows from operating activities provided cash totaling $36.9 million for the First Nine Months of Fiscal 2009, compared to cash provided of $27.2 million for the First Nine Months of Fiscal 2008. Cash provided for the First Nine Months of Fiscal 2009 was primarily due to earnings and $45.9 million decreased accounts and unbilled receivables driven by lower order volume. This cash provided was partially offset by $16.1 million decreased accounts payable primarily resulting from overall reduced spending levels, $16.1 million decrease in advance payments received from customers driven by decreased orders, and $10.5 million incentive and related benefit payments. Cash provided for the First Nine Months of Fiscal 2008 primarily resulted from earnings and a $1.7 million increase in advance payments received from customers, partially offset by $7.2 million increased accounts and unbilled receivables, $3.4 million increased inventories, and $3.0 million spending on software development activities.

Cash flows from investing activities required the use of cash totaling $29.6 million for the First Nine Months of Fiscal 2009, compared to cash provided of $21.9 million for the First Nine Months of Fiscal 2008. The cash usage for the First Nine Months of 2009 was due to $21.9 million payments associated with the acquisition of SANS, and $7.7 million investment in property and equipment. The cash provided for the First Nine Months of 2008 was due to net proceeds from the conversion of short-term investments to cash and cash equivalents of $17.1 million, and net proceeds received from the sale of Nano Instruments product line of $11.9 million, partially offset by a $6.8 million investment in property and equipment.

Cash flows from financing activities required the use of cash totaling $1.1 million for the First Nine Months of Fiscal 2009, compared to a use of cash totaling $41.8 million for the First Nine Months of Fiscal 2008. The cash usage for the First Nine Months of Fiscal 2009 was primarily due to $9.5 million to purchase 371,500 shares of the Company’s common stock, payment of cash dividends of $7.6 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $15.8 million net proceeds received from short-term borrowings, and $1.3 million received in connection with stock option exercises. The cash usage for the First Nine Months of Fiscal 2008 was due to the use of $37.0 million to purchase 1,010,000 shares of the Company’s common stock, payment of cash dividends of $7.9 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $3.7 million received in connection with stock option exercises, and $0.7 million equity compensation income tax benefits.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2009, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of June 27, 2009, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141R is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amended SFAS No 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies, including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of the provisions of FSP 107-1 and APB 28-1 during the three month period ended June 27, 2009 did not have an impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards or accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of the provisions of SFAS No. 165 during the three month period ended June 27, 2009 did not have an impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at June 27, 2009 included $118.9 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.8 million for the nine-month period ended June 27, 2009.

The Company operates internationally and is subject to foreign currency exchange rate fluctuations. A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $13.5 million in revenue for the nine-month period ended June 27, 2009.

At June 27, 2009, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates. The Company’s long-term debt has a fixed rate of interest and, therefore, is not impacted by changes in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 27, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously announced, the Company acquired substantially all of the assets of SANS on September 28, 2008. The Company has not fully evaluated any changes in internal control over financial reporting associated with this acquisition and, therefore, any material changes that may result from this acquisition have not been disclosed in this report. The Company intends to disclose all material changes, if any, resulting from this acquisition within, or prior to, the time that our first annual assessment of internal control over financial reporting is required to include SANS. The results of operations of SANS have been included in the Company’s results of operations since the date of the acquisition.

PART II ------ OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 29, 2009 - May 2, 2009	48,000	$21.86	48,000	2,217,538
May 3, 2009 - May 30, 2009	38,000	$21.25	38,000	2,179,538
May 31, 2009 - June 27, 2009	40,000	$21.72	40,000	2,139,538
Total	126,000	$21.63	126,000

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the Third Quarter of Fiscal 2009, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under both authorizations has been delegated to management. The share purchase authorizations have no expiration date.

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

MTS SYSTEMS CORPORATION

Dated: August 3, 2009	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Dated: August 3, 2009	/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).