Form 10-K
period 2009-10-03
MTS SYSTEMS CORP
filed 2009-12-02
CIK 68709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2009 OR

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Webiste, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $381,398,349.

As of November 27, 2009, the Registrant had outstanding 16,593,623 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 10, 2010 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

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

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of test systems and industrial position sensors. The Company’s operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities in markets, products, operations and distribution. The Test and Sensors segments represent approximately 80% and 20% of Company revenue, respectively. Company was incorporated under Minnesota law in 1967.

On September 28, 2008, Company acquired substantially all of the assets of SANS Group (“SANS”). SANS manufactures material testing systems and offers a variety of test systems. The results of operations for SANS have been included in the Company’s results of operations since the date of the acquisition, and are reported in the Company’s Test segment. The term “organic” as used throughout this Annual Report on Form 10-K means “without the SANS acquisition.”

Products and Markets by Business Segment

Test Segment: The Test segment provides testing solutions including hardware, software and aftermarket support. Products are used by customers in their development of new products and in certain quality control applications to characterize the product’s mechanical properties. The Company’s products simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to limited prototype release, proving ground testing and virtual testing as it provides more controlled simulation and accurate measurement. The desirability of mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Because a significant portion of all of the products in the Test segment are considered to be capital expenditures by customers, the Company believes the timing of purchases may occasionally be delayed due to cyclical customer capital spending constraints or product development cycles.

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

Products and customers are grouped by the Company into the following three global markets:

•

Infrastructure: This market is the most diverse of the Test segment markets, with customer testing uses ranging from the physical characterization of basic materials, such as ceramics, composites and steel, to high-force and high frequency applications for seismic event or blast simulation, drill bit testing for the petroleum industry and alternative wind energy. Bio-medical applications include systems to test wear and performance of implants, prostheses, and other medical and dental materials and devices. This is the largest Test segment market, representing approximately 45% of Test segment revenue.

•

Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Test segment system and service products are utilized in customer testing of vehicles, subsystems and components. System examples include road and track simulators, tire performance and transmission test systems. This global market represents approximately 40% of segment revenue.

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

Financial and geographical information about the Company’s segments is included in Item 7 of this Annual Report on Form 10-K and Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test Segment: Test segment products are sold worldwide through a direct field sales and service force, independent representatives, and to a much lesser extent, the internet and catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives are compensated through commissions based upon orders.

In addition to field sales and service personnel throughout the United States, the Test segment has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Gloucester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, Korea; Shanghai, Shenzhen and Hong Kong, China.

In fiscal 2009, product orders in the Test segment ranged in value from a few hundred dollars to $7 million on an equivalent United States dollar basis. The average order size was approximately $100,000. The Test segment also markets services to customers on a per-call and contract basis, accounting for virtually all of the Company’s Service Revenue in the Consolidated Statements of Income. Service orders in fiscal 2009 ranged from $100 to over $600,000 on a United States dollar-equivalent basis.

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

Sensors Segment: Sensors segment products are sold worldwide through a direct sales force as well as through independent distributors. The direct sales force is compensated through salary and commissions based upon revenue. The independent distributors pay the Company a wholesale price and re-sell the product to their customers. Sensors segment products are sold at unit prices ranging from $25 to $10,000, with an average sales price of approximately $500 on a United States dollar-equivalent basis. While the average sales cycle for the Sensors segment is approximately one to four weeks for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at the Company’s headquarters in Eden Prairie, Minnesota. The Company also operates manufacturing facilities in Shenzhen and Shanghai, China, which manufactures test systems for the recently acquired SANS business. Some smaller system assembly is performed at Company locations in Berlin, Germany; Seoul, South Korea; and Shanghai, China. Installation of systems, training, service and consulting services are primarily delivered by the Test segment at the customer site. The production cycle for a typical Test segment system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex systems may be up to three years.

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

Working Capital

Neither the Test nor the Sensors segment have significant finished product inventory, but maintain inventories of materials and components to facilitate on time product delivery. The Test segment may have varying levels of work-in-process projects that are classified as inventory or unbilled receivables, depending upon the production cycle, timing of orders, project revenue recognition and shipments to customers.

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

Order Backlog

Most of the Company’s products are built to order. The Company’s backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $168 million, $235 million, and $205 million at October 3, 2009, September 27, 2008 and September 29, 2007, respectively. The majority of this backlog is related to the Test segment. Based on anticipated production schedules, the Company estimates that approximately $160 million of the backlog at October 3, 2009 will be converted to revenue during fiscal 2009. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site to install the system. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations.

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

Sensors Segment: The Sensors segment primarily competes on factors that include technical performance, price and service in new applications or in situations in which other position sensing technologies have been used. Competitors of the Sensors segment are typically either larger companies that carry multiple sensor product lines or smaller, privately held companies throughout the world.

Research and Development

The Company invests in significant product, system, and software application development. The Company also occasionally contracts with its customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $16.3 million, $16.2 million and $19.3 million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. During the fiscal years ended October 3, 2009 and September 27, 2008, the Company allocated certain of its resources towards capitalized software development activities. Total software development costs capitalized during the fiscal years ended October 3, 2009 and September 27, 2008 were $3.9 million and $4.2 million, respectively.

Environmental Matters

The Company believes its operations are in compliance with all applicable environmental regulations within the jurisdictions in which it operates.

Executive Officers

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers over the last five years is as follows:

Officer	Business Experience	Age	Officer Since

Laura B. Hamilton, Chair and Chief Executive Officer	Chair of the Board since September 2008, and Chief Executive Officer since January 2008. President and Chief Operating Officer from June 2007 to January 2008. Senior Vice President of Test from May 2003 to June 2007.	48	2000

Joachim Hellwig, Vice President	Vice President of the Sensors business since January 2003.	60	2003

Susan E. Knight, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since October 2001.	55	2001

Alfred Richter, Senior Vice President	Senior Vice President of the Test business since April 2009. Prior thereto, various management and executive positions with Grupo Antolin from 1993 to 2009.	40	2009

Kathleen M. Staby, Vice President	Vice President of Human Resources and Strategy since January 2006. Vice President of Human Resources from 2000 to 2006.	63	2000

Employees

The Company had 2,015 employees as of October 3, 2009, including approximately 1,059 employees located outside the United States.

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

The Company’s business is significantly international in scope, which poses multiple unique risks. Sales outside of the United States, including export sales from U.S. businesses, accounted for approximately two-thirds of the Company’s revenue in fiscal 2009. Accordingly, the Company’s business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include:

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

Volatility in the global economy could adversely affect results. Economies in the United States, Europe and Asia have been experiencing extreme disruption recently, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

The Company’s business is subject to strong competition. The Company’s products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, customer relationships, and after market support. If the Company is not perceived as competitive in overall value measured by these criteria, its customers may choose solutions offered by its competitors or developed internally.

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

The Company may experience difficulties obtaining the services of skilled employees. The Company relies on knowledgeable, experienced and skilled technical personnel, particularly engineers, sales management, and service personnel, to design, assemble, sell and service its products. The Company also requires capable senior executives to lead the business and may be unable to attract, retain and motivate sufficient numbers of such people.

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

The Company may experience difficulty obtaining materials or components for its products. The Company purchases significant components of its products from third party suppliers. A small number of these suppliers compete with the Company on some level. Other materials and components may be provided by a limited number of suppliers or by sole sources and could only be replaced with difficulty or significant added cost.

Government regulation could impose significant costs and other constraints. The Company’s manufacturing operations and past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign laws and regulations, including laws and regulations pertaining to environmental, health and safety, as well as the handling or discharge of hazardous materials into the environment. The Company expects to continue to incur costs to comply with these laws, and may incur penalties for any failure to do so. The Company may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of properties used for industrial purposes or the generation or disposal of hazardous substances. Some of the Company’s export sales require approval from the U.S. government. Changes in political relations between the U.S. and foreign countries and/or specific potential customers for which export licenses may be required, may cause a license application to be delayed or denied, or a previously issued license withdrawn, rendering the Company unable to complete a sale, or vulnerable to competitors who do not operate under such restrictions.

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

Interest rate fluctuations could adversely affect results. Significant changes in interest rates may affect the Company’s business in several contradictory ways, depending on the Company’s financial position. The Company may, in the future, use debt to finance the growth of the business through acquisitions, purchase shares of the Company’s common stock or to finance working capital needs. Fluctuations in interest rates can increase borrowing costs. Increases in short-term interest rates may directly impact the amount of interest the Company is required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest the Company earns on cash and short term investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s primary owned and leased facilities at October 3, 2009 were as follows:

Owned Property:

Location	Use of Facility	Square Footage

Eden Prairie, Minnesota USA	Corporate headquarters and primary Test segment manufacturing and research	420,000

Cary, North Carolina USA	Sensors segment manufacturing, research and North American sales and service administration	65,000

Berlin, Germany	Test segment manufacturing and European sales and service administration	80,000

Shenzhen, China	Test segment manufacturing, research and sales and service administration	75,000

Shanghai, China	Test segment manufacturing and sales and service administration	129,000

Leased Property:

Location	Use of Facility	Square Footage	Lease Expires

Chanhassen, Minnesota USA	Test segment manufacturing	97,000	2013

Ludenscheid, Germany	Sensors segment headquarters, manufacturing, research and European sales and service administration	55,000	2012

Tokyo, Japan	Test segment sales and service administration	8,000	2013

	Sensors segment manufacturing and Asia sales and service administration	8,000	2015

Seoul, South Korea	Test segment sales, service administration and assembly	8,000	2011

Shanghai, China	Test segment sales, service administration and assembly	13,000	2010

Berlin, Germany	Land under Berlin facility	30,000	2052

Shenzhen, China	Land under Shenzhen facility	31,000	2047

Shanghai, China	Land under Shanghai facility	161,000	2056

The Company also leases space in the United States, Europe and Asia for sales and service administration for the Test segment, including locations in Michigan, France, United Kingdom, Sweden, Italy, Japan, China, and various other locations in the United States. Neither the amount of leased space nor the rental obligations in these locations are significant individually or in the aggregate. Additional information relative to lease obligations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

The Company considers its current facilities adequate to support its operations during fiscal year 2010.

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

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended October 3, 2009.

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

Quarter Ended	Low	High	Close	Volume

December 29, 2007	$39.39	$46.29	$43.36	6,616,609

March 29, 2008	$29.35	$44.67	$32.63	10,922,775

June 28, 2008	$30.39	$39.68	$36.08	8,069,218

September 27, 2008	$34.90	$43.88	$42.51	6,654,843

December 27, 2008	$21.12	$42.46	$25.64	9,480,094

March 28, 2009	$19.75	$28.18	$22.71	6,075,476

June 27, 2009	$20.04	$23.32	$20.83	8,684,079

October 3, 2009	$20.40	$30.92	$28.13	5,636,852

* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 27, 2009, there were 1,015 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter September 28, 2008 - December 27, 2008	120,100	$30.09	120,100	2,390,938
Second Quarter December 28, 2008 - March 28, 2009	125,400	$24.81	125,400	2,265,538
Third Quarter March 29, 2009 - June 27, 2009	126,000	$21.63	126,000	2,139,538

Fourth Quarter Fiscal Month June 28, 2009 - August 1, 2009	48,000	$21.45	48,000	2,091,538
August 2, 2009 - August 29, 2009	40,000	$24.43	40,000	2,051,538
August 30, 2009 - October 3, 2009	48,000	$28.46	48,000	2,003,538

Fourth Quarter	136,000	$24.80	136,000	2,003,538

Fiscal Year 2009	507,500	$25.27	507,500

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During fiscal year 2009, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

The Company’s dividend practice is to target over time a payout ratio of approximately 25% of net earnings. During fiscal years 2009 and 2008, the Company paid quarterly cash dividends of $0.15 per share to holders of its common stock, which resulted in a payout ratio of approximately 58% and 21%, respectively.

The Company’s unsecured credit agreement (“Credit Facility”) includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 3, 2009 and September 27, 2008, the Company was in compliance with these financial covenants. Information on the Company’s debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Information regarding the Company’s equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Shareholder Return Performance:

The graph and table below set forth a comparison of the cumulative total return of the Company’s Common Stock over the last five fiscal years. Assuming a $100 investment on October 2, 2004 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) who are traded on the NASDAQ, AMEX and NYSE exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED
	10/2/04	10/1/05	9/29/06	9/29/07	9/27/08	10/3/09
MTS Systems Corporation	$100.00	$172.46	$149.39	$194.49	$201.95	$137.03
Russell 2000 Index	100.00	117.95	129.66	145.65	129.17	108.18

*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	113.04	124.20	158.76	129.96	116.47

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 and the balance sheet data at October 3, 2009 and September 27, 2008 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended September 30, 2006 and October 1, 2005 and the balance sheet data at September 29, 2007, September 30, 2006 and October 1, 2005 are derived from financial statements of the Company that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(October 3, 2009; September 27, 2008; September 29, 2007; September 30, 2006; and October 1, 2005)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2009[1]	2008	2007	2006	2005
Operations
Revenue	$408,881	$460,515	$410,091	$387,924	$367,950
Gross profit	151,616	190,253	173,638	168,235	160,557
Gross profit as a % of revenue	37.1%	41.3%	42.3%	43.4%	43.6%
Research and development expense	$16,322	$16,232	$19,285	$17,969	$14,199
Research and development as a % of revenue	4.0%	3.5%	4.7%	4.6%	3.9%
Effective income tax rate	27.2%	28.0%	27.5%	33.7%	29.4%
Income before discontinued operations	$17,394	$47,110	$41,041	$37,969	$36,725
Net income	17,394	49,191	41,996	39,323	37,058
Net income as a % of revenue	4.3%	10.7%	10.2%	10.1%	10.1%
Diluted earnings per share of common stock before discontinued operations	$1.03	$2.68	$2.24	$1.97	$1.79
Diluted earnings per share of common stock	1.03	2.80	2.29	2.04	1.81
Weighted average dilutive shares outstanding during the year[2]	16,831	17,544	18,330	19,229	20,509
Net interest (expense) income	$(916)	$2,950	$2,590	$1,879	$220
Depreciation and amortization	12,132	9,207	7,985	7,302	8,100

Financial Position
Cash, cash equivalents and short-term investments	$118,885	$114,099	$121,395	$121,537	$159,793
Property and equipment, net	56,118	50,534	49,747	42,972	42,351
Total assets	386,914	399,157	352,981	324,123	351,732

Interest-bearing debt[3]	40,000	26,308	8,991	15,673	23,963
Total shareholders’ investment	203,965	204,942	189,701	169,321	188,432
Interest-bearing debt as a % of shareholders’ investment	19.6%	12.8%	4.7%	9.3%	12.7%
Return on equity[4]	8.5%	24.8%	24.2%	20.1%	21.4%
Return on invested capital[5]	7.9%	22.3%	21.9%	19.7%	18.5%

Other Statistics
Number of common shareholders of record at year-end[6]	1,010	1,043	1,092	1,201	1,471
Number of employees at year-end	2,015	1,660	1,575	1,474	1,516
Orders	$340,839	$485,274	$421,437	$366,626	$397,642
Backlog of orders at year-end	167,726	234,710	204,558	189,000	217,982
Cash dividends paid per share	0.60	0.60	0.48	0.41	0.34

[1]	The fiscal year ended October 3, 2009 was a 53-week fiscal year, whereas all other fiscal years presented were 52-week periods.
[2]	Assumes the conversion of potential common shares using the treasury stock method.
[3]	Consists of short-term borrowings and the current and non-current portion of long-term debt.
[4]	Calculated by dividing Income Before Discontinued Operations by beginning Shareholders’ Investment.
[5]	Calculated by dividing Income Before Discontinued Operations, excluding after-tax interest expense, by the aggregate of average interest bearing debt and average Shareholders’ Investment.
[6]	Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,015 employees and revenue of $409 million for the fiscal year ended October 3, 2009.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 consisted of 53 weeks, 52 weeks, and 52 weeks, respectively.

Fiscal Year 2009 Compared to Fiscal Year 2008

Summary of Financial Results

Highlights for Fiscal Year 2009 include:

•

On September 28, 2008 the Company acquired substantially all of the assets of SANS for $49.4 million. SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing systems and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. The results of operations for SANS have been included in the Company’s results of operations since the date of the acquisition, and are reported in the Company’s Test segment. Orders for SANS for fiscal year 2009 were $24.9 million. SANS reported a $3.0 million loss from operations for fiscal year 2009, on $23.6 million of revenue, driven by lower gross profit, which includes a $1.9 million reduction associated with the sale of inventory that was written up to fair value as part of the acquisition, as well as increased operating expenses associated with integration-related items. Total Company headcount in Asia increased by approximately 550 employees during fiscal year 2009 to support the SANS business.

•

Orders decreased 29.8% to $340.8 million, compared to orders of $485.3 million for fiscal year 2008, as sharply lower demand in worldwide industrial capital spending in the Company’s markets had a negative impact on both the Test and Sensors segments. Backlog of undelivered orders at October 3, 2009 was $167.7 million, including $9.9 million from SANS, a decrease of 28.5% from backlog of $234.7 million at September 27, 2008.

•

Revenue decreased 11.2% to $408.9 million, compared to revenue of $460.5 million for fiscal year 2008. This decrease was primarily due to a 12.4% decrease in the organic Test business and a 31.3% decline in the Sensors segment. SANS provided a 5.1% benefit for fiscal year 2009.

•

The Company initiated workforce reduction actions throughout fiscal year 2009, in order to align the Company’s operating cost structure with changing market conditions. As a result of the workforce reduction actions, the Company incurred severance and benefit costs totaling $12.1 million, of which $10.9 million and $1.2 million was reported in the Test and Sensors segments, respectively. Of the $12.1 million total costs, $6.8 million, $4.0 million, $1.2 million, and $0.1 million were reported in Cost of Sales, Selling and Marketing, General and Administrative, and Research and Development expense, respectively. These actions resulted in approximately an 18% reduction in the organic business workforce.

•

Income from operations decreased 60.2%, to $24.6 million, compared to $61.8 million for fiscal year 2008, primarily driven by lower volume, higher warranty expense and the previously mentioned severance charges. This was partially offset by reduced operating expenses in the organic Test business, resulting from a smaller workforce and lower discretionary spending, and a $6.7 million reduction in variable compensation expense.

•

Cash and cash equivalents at October 3, 2009 totaled $118.9 million, compared to $114.1 million at the end of fiscal year 2008. Cash flows from operations generated $43.8 million. During fiscal year 2009, the Company borrowed $16.0 million from its credit facility, paid an additional $25.1 million for the acquisition of SANS, invested $9.8 million in capital expenditures, and purchased 507,500 shares of common stock for $12.8 million.

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders, separately identifying the impact of the SANS acquisition as well as the impact of currency translation:

	2009	Organic Business Change	SANS Acquisition	Currency Translation	2008
	(expressed in millions)
Orders	$340.8	$(161.3)	$24.9	$(8.1)	$485.3

Orders totaled $340.8 million, a decrease of $144.5 million, or 29.8%, compared to orders of $485.3 million for fiscal year 2008, reflecting lower order volume in both segments across all geographies as a result of reduced capital spending and overall severe economic conditions. Currency translation had an estimated $8.1 million unfavorable impact on fiscal year 2009 orders. These decreases were partially offset by $24.9 million from SANS.

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders by geography:

Geography	2009	2008	Variance	% Variance
	(expressed in millions)
Americas	$108.3	$176.2	$(67.9)	-38.5%
Europe	108.7	168.4	(59.7)	-35.5%
Asia	123.8	140.7	(16.9)	-12.0%
Total Orders	$340.8	$485.3	$(144.5)	-29.8%

Backlog of undelivered orders at October 3, 2009 was $167.7 million, a decrease of approximately $67.0 million, or 28.5%, compared to backlog of $234.7 million at September 27, 2008. Backlog included $9.9 million from SANS. During fiscal year 2009, the Company experienced one significant cancellation in the Test segment of approximately $3.0 million. The Company believes backlog is not an absolute indicator of its future revenue because a portion of the orders constituting this backlog could be cancelled at the customer’s discretion. The Company seldom experiences order cancellations larger than $1.0 million. However, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

The following is a comparison of fiscal year 2009 and fiscal year 2008 statements of operations (in millions, except per share data):

	2009	2008	Variance	% Variance

Revenue	$408.9	$460.5	$(51.6)	-11.2%
Cost of sales	257.3	270.2	(12.9)	-4.8%
Gross profit	151.6	190.3	(38.7)	-20.3%
Gross margin	37.1%	41.3%	-4.2%

Operating expenses:
Selling and marketing	71.6	76.9	(5.3)	-6.9%
General administrative	39.1	35.4	3.7	10.5%
Research and development	16.3	16.2	0.1	0.6%
Total operating expenses	127.0	128.5	(1.5)	-1.2%
Income from operations	24.6	61.8	(37.2)	-60.2%
Interest expense	(2.0)	(1.1)	(0.9)	81.8%
Interest income	1.1	4.0	(2.9)	-72.5%
Other income, net	0.2	0.8	(0.6)	-75.0%
Income before income taxes and discontinued operations	23.9	65.5	(41.6)	-63.5%
Provision for income taxes	6.5	18.4	(11.9)	-64.7%
Income before discontinued operations	17.4	47.1	(29.7)	-63.1%
Income from discontinued operations, net of tax	—	2.1	(2.1)	-100.0%
Net income	$17.4	$49.2	$(31.8)	-64.6%

Diluted earnings per share	$1.03	$2.80	$(1.77)	-63.2%

The following is a comparison of fiscal year 2009 and fiscal year 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the impact of currency translation:

	2009	Organic Business Change	SANS Acquisition	Currency Translation	2008
	(expressed in millions)
Revenue	$408.9	$(65.3)	$23.6	$(9.9)	$460.5
Cost of sales	257.3	(21.0)	14.6	(6.5)	270.2
Gross profit	151.6	(44.3)	9.0	(3.4)	190.3
Gross margin	37.1%		38.2%		41.3%

Operating expenses:
Selling and marketing	71.6	(7.6)	4.2	(1.9)	76.9
General administrative	39.1	(3.6)	7.8	(0.5)	35.4
Research and development	16.3	0.3	—	(0.2)	16.2
Total operating expenses	127.0	(10.9)	12.0	(2.6)	128.5
Income (loss) from operations	$24.6	$(33.4)	$(3.0)	$(0.8)	$61.8

Revenue
Revenue was $408.9 million, a decrease of $51.6 million, or 11.2%, compared to revenue of $460.5 million for fiscal year 2008. This decrease reflects lower worldwide volume in the organic Test business and Sensors segment, resulting from reduced industrial capital spending, and an estimated $9.9 million unfavorable impact of currency translation, partially offset by $23.6 million from SANS. Due to the strong backlog position at the beginning of fiscal 2009, the percentage rate decrease in organic revenue represents approximately one half of the rate decrease in organic orders.

The following is a comparison of fiscal year 2009 and fiscal year 2008 revenue by geography:

Geography	2009	2008	Variance	% Variance
	(expressed in millions)
Americas	$141.8	$168.6	$(26.8)	-15.9%
Europe	128.7	152.0	(23.3)	-15.3%
Asia	138.4	139.9	(1.5)	-1.1%
Total Revenue	$408.9	$460.5	$(51.6)	-11.2%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross profit
Gross profit was $151.6 million, a decrease of $38.7 million, or 20.3%, compared to gross profit of $190.3 million for fiscal year 2008. Gross profit as a percentage of revenue was 37.1%, a decrease of 4.2 percentage points from 41.3% for fiscal year 2008. This decrease was driven by lower volume in the organic business, and includes a 1.6 percentage point reduction due to $6.8 million severance and benefit costs associated with workforce reduction actions, as well as a 1.2 percentage point reduction due to higher warranty expense in the organic Test business. This was partially offset by a $3.1 million reduction in variable compensation expense.

Selling and Marketing Expense
Selling and marketing expense was $71.6 million, a decrease of $5.3 million, or 6.9%, compared to $76.9 million for fiscal year 2008. This decrease was primarily due to lower compensation and benefits resulting from a reduction in employees, lower commissions and sales incentives, reduced discretionary spending, as well as a $1.4 million reduction in variable compensation expense in the organic business. These decreases were partially offset by a $4.2 million increase from SANS, as well as $4.0 million severance and benefit costs associated with workforce reduction actions. Selling and marketing expense as a percentage of revenue was 17.5%, compared to 16.7% for fiscal year 2008.

General and Administrative Expense
General and administrative expense was $39.1 million, an increase of $3.7 million, or 10.5%, compared to $35.4 million for fiscal year 2008. This increase was primarily driven by $7.8 million from SANS, $1.2 million severance and benefit costs associated with workforce reduction actions, and increased legal expense in the organic business. These increases were partially offset by lower compensation and benefits resulting from a reduction in employees, reduced discretionary spending, and a $2.2 million reduction in variable compensation expense. General and administrative expense as a percentage of revenue was 9.6%, compared to 7.7% for fiscal year 2008.

Research and Development Expense
Research and development expense was $16.3 million, relatively flat compared to $16.2 million for fiscal year 2008, as increased spending in the organic Test business on new product initiatives was partially offset by reduced spending in the Sensors segment. In addition, the Company continued to allocate certain of its resources towards capitalized software development activities during fiscal year 2009. Total software development costs capitalized during fiscal years 2009 and 2008 were $3.9 million and $4.2 million, respectively. Research and development expense as a percentage of revenue was 4.0%, compared to 3.5% for fiscal year 2008.

Income from Operations
Income from operations was $24.6 million, a decrease of $37.2 million, or 60.2%, compared to income from operations of $61.8 million for fiscal year 2008. This decrease was primarily driven by lower gross profit in the organic business, severance and benefit costs associated with workforce reduction actions, as well as a $3.0 million operating loss from SANS, partially offset by reduced operating expenses in the organic business and reduced variable compensation expense. Operating income as a percentage of revenue was 6.0%, compared to 13.4% for fiscal year 2008.

A historical level of inflation ranging from -1% to 4% impacted the Company’s operating costs. The Company uses a number of strategies to mitigate the effects of cost inflation, including cost productivity initiatives such as global procurement strategies, as well as increasing prices. However, if the Company’s operating costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs despite these strategies.

Interest Expense
Interest expense was $2.0 million, an increase of $0.9 million compared to $1.1 for fiscal year 2008, as the interest expense incurred on the higher level of short-term borrowings was partially offset by a reduction in fixed-rate long-term debt.

Interest income
Interest income was $1.1 million, a decrease of $2.9 million compared to $4.0 million for fiscal year 2008, due to lower interest rates, primarily in Europe.

Other Income, net
Other income, net was $0.2 million, a decrease of $0.6 million compared to $0.8 million of net other income in fiscal year 2008. This decrease was primarily due to net losses on foreign currency transactions compared to net gains on foreign currency transactions in fiscal year 2008.

Provision for Income Taxes
Provision for income taxes totaled $6.5 million, a decrease of $11.9 million, or 64.7%, compared to $18.4 million for the fiscal year 2008. This decrease was primarily due to decreased income before income taxes. The effective tax rate for both fiscal years 2009 and 2008 is impacted by the Company’s geographic mix of income, with foreign income now generally taxed at lower rates than domestic income. In addition, the effective tax rate is favorably impacted by the Company’s R&D credits and qualified domestic production activities. The effective tax rate is unfavorably impacted by certain non-deductible business expenses. The effective tax rate from continuing operations was 27.2%, a decrease of 0.8 percentage points compared to a tax rate of 28.0% for fiscal year 2008. The effective tax rate for fiscal year 2009 was favorably impacted by lower income before income taxes and a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in fiscal year 2009, while the effective tax rate for fiscal year 2008 was favorably impacted by a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates and the successful closure of foreign tax audits.

Income before Discontinued Operations
Income before discontinued operations was $17.4 million, or $1.03 per diluted share, a decrease of $29.7 million, or 63.1%, compared to $47.1 million, or $2.68 per diluted share, for fiscal year 2008. The decrease was primarily driven by lower income from operations, which included pretax severance and benefits costs of $12.1 million, or $0.48 per share.

Net Income
Net income was $17.4 million, or $1.03 per diluted share, for fiscal year 2009, a decrease of 64.6% compared to $49.2 million, or $2.80 per diluted share, for fiscal year 2008. Fiscal year 2008 net income includes a net gain from discontinued operations of $2.1 million, or $0.12 per diluted share, resulting from the sale of the Nano Instruments product line.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation (in millions):

	2009	Organic Business Change	SANS Acquisition	Currency Translation	2008
	(expressed in millions)
Orders	$275.0	$(133.7)	$24.9	$(6.0)	$389.8

Orders totaled $275.0 million, a decrease of $114.8 million, or 29.5%, compared to orders of $389.8 million for fiscal year 2008, reflecting lower volume in the organic business across all geographies due to sharply lower worldwide capital spending in the segment’s markets, and an estimated $6.0 million unfavorable impact of currency translation. This was partially offset by $24.9 million from SANS. Fiscal 2009 orders included one large order totaling approximately $7 million. Fiscal year 2008 orders included six large orders totaling approximately $52 million. The Company considers an individual order valued at an amount equal to or greater than $5.0 million a large order. The Test segment accounted for 80.7% of total Company orders, compared to 80.3% for the fiscal 2008.

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders for the Test segment by geography:

Geography	2009	2008	Variance	% Variance
	(expressed in millions)
Americas	$87.8	$150.6	$(62.8)	-41.7%
Europe	78.2	119.5	(41.3)	-34.6%
Asia	109.0	119.7	(10.7)	-8.9%
Total Orders	$275.0	$389.8	$(114.8)	-29.5%

Backlog of undelivered orders at October 3, 2009 was $156.4 million, a decrease of 29.8% from backlog of $222.8 million at September 27, 2008. Backlog included $9.9 million from SANS.

Results of Operations

The following is a comparison of fiscal year 2009 and fiscal year 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation:

	2009	Organic Business Change	SANS Acquisition	Currency Translation	2008
	(expressed in millions)
Revenue	$342.6	$(37.5)	$23.6	$(7.6)	$364.1
Cost of sales	227.4	(10.0)	14.6	(5.6)	228.4
Gross profit	115.2	(27.5)	9.0	(2.0)	135.7
Gross margin	33.6%		38.2%		37.3%

Operating expenses:
Selling and marketing	56.1	(5.8)	4.2	(1.5)	59.2
General administrative	29.6	(2.2)	7.8	(0.3)	24.3
Research and development	12.0	0.9	—	—	11.1
Total operating expenses	97.7	(7.1)	12.0	(1.8)	94.6
Income (loss) from operations	$17.5	$(20.4)	$(3.0)	$(0.2)	$41.1

Revenue
Revenue was $342.6 million, a decrease of $21.5 million, or 5.9%, compared to revenue of $364.1 million for fiscal year 2008, as the $23.6 million from SANS was substantially offset by lower volume in the organic business across all geographies, as well as an estimated $7.6 million unfavorable impact of currency translation. Due to the strong backlog position at the beginning of fiscal 2009, the percentage rate decrease in revenue in the organic business represents approximately one half of the percentage rate decrease in orders.

The following is a comparison of fiscal year 2009 and fiscal year 2008 revenue for the Test segment by geography:

Geography	2009	2008	Variance	% Variance
	(expressed in millions)
Americas	$122.8	$142.7	$(19.9)	-13.9%
Europe	96.3	104.1	(7.8)	-7.5%
Asia	123.5	117.3	6.2	5.3%
Total Revenue	$342.6	$364.1	$(21.5)	-5.9%

Gross Profit
Gross profit was $115.2 million, a decrease of $20.5 million, or 15.1%, compared to gross profit of $135.7 million for fiscal year 2008. Gross profit as a percentage of revenue was 33.6%, a decrease of 3.7 percentage points from 37.3% for fiscal year 2008. This decrease was primarily due to the revenue volume decline, and includes a 1.9 percentage point reduction due to $6.5 million severance and benefit costs associated with workforce reduction actions, as well as a 1.5 percentage point reduction due to higher warranty expense in the organic Test business driven by a higher rate of claims. This was partially offset by a $3.0 million reduction in variable compensation expense.

Selling and Marketing Expense

Selling and marketing expense was $56.1 million, a decrease of $3.1 million, or 5.2%, compared to $59.2 million for fiscal year 2008. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in workforce, lower commissions and sales incentives, reduced discretionary spending and a $0.9 million reduction in variable compensation expense in the organic business. These decreases were partially offset by $4.2 million increase from SANS, as well as $3.2 million severance and benefit costs associated with workforce reduction actions. Selling and marketing expense as a percentage of revenue was 16.4%, compared to 16.3% for fiscal year 2008.

General and Administrative Expense

General and administrative expense was $29.6 million, an increase of $5.3 million, or 21.8%, compared to $24.3 million for fiscal year 2008. This increase was primarily driven by $7.8 million from SANS, $1.2 million severance and benefit costs associated with workforce reduction actions, and increased legal fees in the organic business. These increases were partially offset by lower compensation and benefits resulting from a reduction in workforce, reduced discretionary spending, and a $1.6 million reduction in variable compensation expense. General and administrative expense as a percentage of revenue was 8.6%, compared to 6.7% for fiscal year 2008.

Research and Development Expense

Research and development expense was $12.0 million, an increase of $0.9 million, or 8.1%, compared to $11.1 million for fiscal year 2008, driven by a planned increase in spending on new product initiatives. In addition, the Company continued to allocate certain of its resources towards capitalized software development activities during fiscal year 2009. Total software development costs capitalized during fiscal years 2009 and 2008 were $3.9 million and $4.2 million, respectively. Research and development expense as a percentage of revenue was 3.5%, compared to 3.0% for fiscal year 2008.

Income from Operations

Income from operations was $17.5 million, a decrease of $23.6 million, or 57.4%, compared to income from operations of $41.1 million for fiscal year 2008. This decrease was primarily due to lower gross profit in the organic business, severance and benefit costs associated with workforce reduction actions, as well as a $3.0 million operating loss from SANS, partially offset by reduced operating expenses in the organic business and reduced variable compensation expense. Operating income as a percentage of revenue was 5.1%, compared to 11.3% for fiscal year 2008.

SANS Acquisition

Orders and revenue were $24.9 million and $23.6 million, respectively. Gross profit as a percentage of revenue was 38.2%. Gross profit includes a $1.9 million reduction associated with the sale of inventory that was written up to fair value as part of the acquisition, which negatively impacted the gross margin rate by 7.8 percentage points. Loss from operations was $3.0 million, driven by reduced gross profit and increased operating expenses associated with integration activities.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal 2009 and fiscal 2008 orders for the Sensors segment, separately identifying the impact of currency translation:

	2009	Business Change	Currency Translation	2008
	(expressed in millions)
Orders	$65.8	$(27.6)	$(2.1)	$95.5

Orders totaled $65.8 million, a decrease of $29.7 million, or 31.1%, compared to orders of $95.5 million for fiscal year 2008, primarily due to lower volume across all geographies resulting from sharply lower demand in worldwide industrial capital spending and a reduction in customer inventory levels. Sensors segment accounted for 19.3% of total Company orders, compared to 19.7% for fiscal year 2008.

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders for the Sensors segment by geography:

Geography	2009	2008	Variance	% Variance
	(expressed in millions)
Americas	$20.5	$25.6	$(5.1)	-19.9%
Europe	30.5	48.9	(18.4)	-37.6%
Asia	14.8	21.0	(6.2)	-29.5%
Total Orders	$65.8	$95.5	$(29.7)	-31.1%

Backlog of undelivered orders at October 3, 2009 was $11.3 million, a decrease of 5.0% from backlog of $11.9 million at September 27, 2008.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

The following is a comparison of fiscal year 2009 and fiscal year 2008 results of operations for the Sensors segment, separately identifying the impact of currency translation:

	2009	Business Change	Currency Translation	2008
	(expressed in millions)
Revenue	$66.3	$(27.8)	$(2.3)	$96.4
Cost of sales	29.9	(11.0)	(0.9)	41.8
Gross profit	36.4	(16.8)	(1.4)	54.6
Gross margin	54.9%			56.6%

Operating expenses:
Selling and marketing	15.5	(1.8)	(0.4)	17.7
General administrative	9.5	(1.4)	(0.2)	11.1
Research and development	4.3	(0.6)	(0.2)	5.1
Total operating expenses	29.3	(3.8)	(0.8)	33.9
Income (loss) from operations	$7.1	$(13.0)	$(0.6)	$20.7

Revenue
Revenue was $66.3 million, a decrease of $30.1 million, or 31.2%, compared to revenue of $96.4 million for the fiscal year 2008. This decrease was primarily driven by reduced worldwide order volume.

The following is a comparison of fiscal year 2009 and fiscal year 2008 revenue for the Sensors segment by geography:

Geography	2009	2008	Variance	% Variance
	(expressed in millions)
Americas	$19.0	$25.9	$(6.9)	-26.6%
Europe	32.4	47.9	(15.5)	-32.4%
Asia	14.9	22.6	(7.7)	-34.1%
Total Revenue	$66.3	$96.4	$(30.1)	-31.2%

Gross Profit

Gross profit was $36.4 million, a decrease of $18.2 million, or 33.3%, compared to gross profit of $54.6 million for fiscal year 2008. Gross profit as a percentage of revenue was 54.9%, a decrease of 1.7 percentage points from 56.6% for fiscal year 2008. This decrease was primarily due to reduced volume, and $0.3 million severance and benefit costs associated with workforce reduction actions, partially offset by $0.2 million reduced variable compensation expense.

Selling and Marketing Expense

Selling and marketing expense was $15.5 million, a decrease of $2.2 million, or 12.4%, compared to $17.7 million for fiscal year 2008. The decrease is primarily due to reduced discretionary spending, lower commission expense, and $0.4 million reduced variable compensation expense, partially offset by $0.8 million severance and benefit costs associated with workforce reduction actions. Selling and marketing expense as a percentage of revenue was 23.4%, compared to 18.4% for fiscal year 2008.

General and Administrative Expense

General and administrative expense was $9.5 million, a decrease of $1.6 million, or 14.4%, compared to $11.1 million for fiscal year 2008, primarily due to reduced compensation and benefits expense, including a $0.6 million reduction in variable compensation, as well as reduced discretionary spending. General and administrative expense as a percentage of revenue was 14.3%, compared to 11.5% for fiscal year 2008.

Research and Development Expense

Research and development expense was $4.3 million, a decrease of $0.8 million, or 15.7%, compared to $5.1 million for fiscal year 2008. The decrease was due to planned reduction in spending. Research and development expense as a percentage of revenue was 6.5%, compared to 5.3% for fiscal year 2008.

Income from operations

Income from operations was $7.1 million, a decrease of $13.6 million, or 65.7%, compared to income from operations of $20.7 million for fiscal year 2008, primarily due to lower gross profit, partially offset by reduced operating expenses. Operating income as a percentage of revenue was 10.7%, compared to 21.5% for fiscal year 2008.

Fiscal Year 2008 Compared to Fiscal Year 2007

Summary of Financial Results

Highlights for Fiscal Year 2008 include:

•

On June 27, 2008, the Company sold substantially all of the net assets of its Nano Instruments product line, which was based in Oak Ridge, Tennessee. As a result of this sale, the Company recorded a net of tax gain of $2.4 million, or $0.14 per diluted share, in fiscal year 2008. The Nano Instruments product line was historically included in the Company’s Test segment for financial reporting. The results of operations of the Nano Instruments product line, including the gain on the sale, have been excluded from the results of operations of the Test segment and are reported as discontinued operations.

•

Orders increased 15.2% to $485.3 million, compared to orders of $421.4 million for fiscal year 2007. The increase in orders represents growth of 14.4% and 18.2% in the Test and Sensors segments, respectively, and includes an estimated $21.1 million favorable impact of currency translation. Backlog of undelivered orders at September 27, 2008 was $234.7 million, an increase of 14.7% from backlog of $204.6 million at September 29, 2007.

•

Revenue increased 12.3% to $460.5 million, compared to $410.1 million for fiscal year 2007. This increase represents growth of 9.3% and 25.4% in the Test and Sensors segments, respectively, and includes an estimated $22.1 million favorable impact of currency translation.

•

Income from operations increased 14.4% to $61.8 million, compared to $54.0 million for fiscal year 2007. This increase was primarily due to higher volume and lower research and development expense, partially offset by unfavorable product mix and higher custom project costs in the Test segment. This increase was partially offset by planned increases in operating expenditures to support strategic initiatives.

•

Net income was $49.2 million, or $2.80 per diluted share, for fiscal year 2008, an increase of 17.1% compared to $42.0 million, or $2.29 per diluted share, for fiscal year 2007. The increase was primarily due to stronger operating performance in both segments, $1.1 million increased income from discontinued operations associated with a gain on the sale of the Nano product line during fiscal year 2008, and $1.0 million favorable currency transaction gains, partially offset by higher income tax expense of $2.8 million. The higher income tax expense is primarily due to increased operating income.

•

Cash and cash equivalents at September 27, 2008 totaled $114.1 million, compared to $104.3 million at the end of fiscal year 2007. Cash flows from operations generated $30.2 million. During fiscal year 2008, the Company borrowed $24.0 million from its credit facility, made a $13.7 million initial investment towards the acquisition of SANS, invested $9.8 million in capital expenditures, and purchased approximately 1.0 million shares of common stock for $42.0 million.

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2008 and fiscal year 2007 orders, separately identifying the impact of currency translation:

	2008	Business Change	Currency Translation	2007
	(expressed in millions)
Orders	$485.3	$42.8	$21.1	$421.4

Orders totaled $485.3 million, an increase of $63.9 million, or 15.2%, compared to orders of $421.4 million for fiscal year 2007. The increase was primarily driven by Test segment orders in Europe and North America, and worldwide growth in the Sensors segment, as well as an estimated $21.1 million favorable impact of currency translation.

The following is a comparison of fiscal year 2008 and fiscal year 2007 orders by geography:

Geography	2008	2007	Variance	% Variance
	(expressed in millions)
Americas	$176.2	$149.4	$26.8	17.9%
Europe	168.4	134.5	33.9	25.2%
Asia	140.7	137.5	3.2	2.3%
Total Orders	$485.3	$421.4	$63.9	15.2%

Backlog of undelivered orders at September 27, 2008 was $234.7 million, an increase of 14.7% from backlog of $204.6 million at September 29, 2007.

Results of Operations

The following is a comparison of fiscal year 2008 and fiscal year 2007 statements of operations (in millions, except per share data):

	2008	2007	Variance	% Variance
Revenue	$460.5	$410.1	$50.4	12.3%
Cost of sales	270.2	236.5	33.7	14.2%
Gross profit	190.3	173.6	16.7	9.6%
Gross margin	41.3%	42.3%	-1.0%

Operating expenses:
Selling and marketing	76.9	68.9	8.0	11.6%
General administrative	35.4	32.2	3.2	9.9%
Research and development	16.2	19.3	(3.1)	-16.1%
Total operating expenses	128.5	120.4	8.1	6.7%
Gain on sale of assets	—	0.7	(0.7)	-100.0%
Income from operations	61.8	53.9	7.9	14.7%
Interest expense	(1.1)	(1.3)	0.2	-15.4%
Interest income	4.0	3.9	0.1	2.6%
Other income, net	0.8	—	0.8	100.0%
Income before income taxes and discontinued operations	65.5	56.5	9.0	15.9%
Provision for income taxes	18.4	15.5	2.9	18.7%
Income before discontinued operations	47.1	41.0	6.1	14.9%
Income from discontinued operations, net of tax	2.1	1.0	1.1	110.0%
Net income	$49.2	$42.0	$7.2	17.1%

Diluted earnings per share	$2.80	$2.29	$0.51	22.3%

The following is a comparison of fiscal year 2008 and fiscal year 2007 results of operations, separately identifying the impact of currency translation:

	2008	Business Change	Currency Translation	2007
	(expressed in millions)
Revenue	$460.5	$28.3	$22.1	$410.1
Cost of sales	270.2	18.8	14.9	236.5
Gross profit	190.3	9.5	7.2	173.6
Gross margin	41.3%			42.3%

Operating expenses:
Selling and marketing	76.9	5.1	2.9	68.9
General administrative	35.4	2.2	1.0	32.2
Research and development	16.2	(3.3)	0.2	19.3
Total operating expenses	128.5	4.0	4.1	120.4
Gain on sale of assets	—	(0.7)	—	0.7
Income from operations	$61.8	$4.8	$3.1	$53.9

Revenue

Revenue was $460.5 million, an increase of $50.4 million, or 12.3%, compared to revenue of $410.1 million for fiscal year 2007. The increase was primarily due to an increase in custom business in the Test segment, continued growth in the Sensors segment, and an estimated $22.1 million favorable impact of currency translation.

The following is a comparison of fiscal year 2008 and fiscal year 2007 revenue by geography:

Geography	2008	2007	Variance	% Variance
	(expressed in millions)
Americas	$168.6	$148.8	$19.8	13.3%
Europe	152.0	147.5	4.5	3.1%
Asia	139.9	113.8	26.1	22.9%
Total Revenue	$460.5	$410.1	$50.4	12.3%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross Profit
Gross profit was $190.3 million, an increase of $16.7 million, or 9.6%, compared to gross profit of $173.6 million for fiscal year 2007. Gross profit as a percentage of revenue was 41.3%, a decrease of 1.0 percentage points from 42.3% for fiscal year 2007. The decrease was primarily due to unfavorable product mix and higher custom project costs in the Test segment, partially offset by increased volume.

Selling and Marketing Expense
Selling and marketing expense was $76.9 million, an increase of $8.0 million, or 11.6%, compared to $68.9 million for fiscal year 2007. This increase was primarily due to increased compensation, benefits and commissions in the Test segment, and planned investment in strategic sales and marketing initiatives in the Sensors segment. These increases were partially offset by a reduction in bad debt expense. Selling and marketing expense as a percentage of revenue was 16.7%, compared to 16.8% for fiscal year 2007.

General and Administrative Expense
General and administrative expense was $35.4 million, an increase of $3.2 million, or 9.9%, compared to $32.2 million for fiscal year 2007. This increase was primarily due to $1.5 million of integration costs related to the acquisition of SANS, and increased compensation and benefits and legal fees, partially offset by a reduction in various other discretionary expenses. General and administrative expense as a percentage of revenue was 7.7%, compared to 7.9% for fiscal year 2007.

Research and Development expense
Research and development expense was $16.2 million, a decrease of $3.1 million, or 16.1%, compared to $19.3 million for fiscal year 2007. Research and development expense includes expenses for both equipment and software development in the Test and Sensors segments. During fiscal year 2008, the Company allocated certain of its resources towards capitalized software development activities in the Test segment. Total software development costs capitalized during the fiscal year 2008 were $4.2 million. Research and development expense as a percentage of revenue was 3.5%, compared to 4.7% for fiscal year 2007.

Gain on sale of Assets
Gain on sale of assets of $0.7 million for fiscal year 2007 resulted from the sale of assets associated with the Company’s linear friction welding technology.

Income from Operations
Income from operations was $61.8 million, an increase of $7.9 million, or 14.7%, compared to $53.9 million for fiscal year 2007. This increase was primarily due to higher gross profit and lower research and development expense, partially offset by planned increases in operating expenditures to support strategic initiatives. Operating income as a percentage of revenue was 13.4% compared to 13.2% for fiscal year 2007.

Interest Expense
Interest expense was $1.1 million, a decrease of $0.2 million, or 15.4%, compared to $1.3 million for fiscal year 2007. This decrease was primarily due to reductions in outstanding long-term debt.

Interest Income
Interest income was $4.0 million, an increase of $0.1 million, or 2.6%, compared to $3.9 million for fiscal year 2007. This increase was due to higher global interest rates that more than offset declines in the Company’s average balances of cash, cash equivalents, and short-term investments compared to previous fiscal years.

Other Income, net
Other income, net was $0.8 million, an increase of $0.8 million compared to less than $0.1 million of net other income for fiscal year 2007. Other income for fiscal 2008 included a net gain of $0.4 million related to currency transactions. Other income for fiscal 2007 included a $0.3 million favorable legal settlement involving intellectual property, as well as other miscellaneous income, which was mainly offset by a net loss of $0.6 million related to currency transactions.

Provision for Income Taxes
Provision for income taxes totaled $18.4 million, an increase of $2.9 million, or 18.7%, compared to $15.5 million for fiscal year 2007. The Company’s effective income tax rate from continuing operations for fiscal year 2008 increased 0.5 percentage points to 28.0% compared to the effective income tax rate for fiscal year 2007 of 27.5%. During fiscal year 2008, the Company recognized $3.5 million of tax benefits associated with the repatriation of historic earnings from its Japanese subsidiaries. Also during fiscal year 2008, the Company was only allowed to recognize R&D credits on applicable spending during the first quarter, as the provision in the United States tax law allowing for these credits expired on December 31, 2007. During fiscal year 2007, the Company recognized $2.4 million and $1.2 million of tax benefits as a result of favorable tax law changes in Germany and the United States, respectively. The tax legislation in Germany decreased the German tax rate and entitled the Company’s primary German subsidiary to a corporate income tax refund. The tax legislation in the United States retroactively extended the R&D tax credit to January 1, 2006. This legislation allowed the Company to recognize tax credits for applicable R&D spending, incurred during the last three fiscal quarters of fiscal year 2006, during fiscal year 2007.

Income before Discontinued Operations
Income before discontinued operations was $47.1 million, or $2.68 per diluted share, an increase of $6.1 million, or 14.9%, compared to $41.0 million, or $2.24 per diluted share, for fiscal year 2008. The increase was primarily driven by higher income from operations and a $1.0 million favorable impact of foreign currency transaction gains.

Net Income
Net income was $49.2 million, or $2.80 per diluted share, an increase of $7.2 million, or 17.1%, compared to $42.0 million, or $2.29 per diluted share for fiscal year 2007. Fiscal year 2008 net income included a net gain from discontinued operations of $2.1 million, compared to net income from discontinued operations of $1.0 million for fiscal year 2007.

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

The Company does not allocate interest income or interest expense to discontinued operations. There were no significant operating results of discontinued operations during the fiscal year ended October 3, 2009. Operating results of discontinued operations included in the Company’s results for the fiscal years ended September 27, 2008, and September 29, 2007 were as follows:

	2008	2007
	(expressed in thousands)
Revenue	$6,106	$10,413
(Loss) income from discontinued operations before taxes and gain on sale	(628)	1,576
(Benefit) provision for income taxes	(260)	621
(Loss) income from discontinued operations, net of tax	$(368)	$955

There were no significant assets or liabilities of discontinued operations at October 3, 2009. The assets and liabilities of discontinued operations at September 27, 2008 were as follows:

2008
(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$149
Unbilled accounts receivable	88
Current deferred tax assets	143
Total assets of discontinued operations	$380

Accrued income taxes	$177
Total liabilities of discontinued operations	$177

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2008 and fiscal year 2007 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation:

	2008	Business Change	Currency Translation	2007
	(expressed in millions)
Orders	$389.8	$35.1	$14.1	$340.6

Orders totaled $389.8 million, an increase of $49.2 million, or 14.4%, compared to orders of $340.6 million for fiscal year 2007. The increase was primarily due to increased volume in Europe and North America, and an estimated $14.1 million favorable impact of currency translation. During fiscal year 2008, the Company booked six large custom orders which aggregated to approximately $52 million. During fiscal year 2007, the Company booked five large custom orders which aggregated to approximately $41 million. The Company considers an individual order valued at an amount equal to or greater than $5 million a significant order. The Test segment accounted for 80.3% of total Company orders, compared to 80.8% for fiscal year 2007.

The following is a comparison of fiscal year 2008 and fiscal year 2007 orders for the Test segment by geography:

Geography	2008	2007	Variance	% Variance
	(expressed in millions)
Americas	$150.6	$125.5	$25.1	20.0%
Europe	119.5	94.6	24.9	26.3%
Asia	119.7	120.5	(0.8)	-0.7%
Total Orders	$389.8	$340.6	$49.2	14.4%

Backlog of undelivered orders at September 27, 2008 was $222.8 million, an increase of 15.7% from backlog of $192.6 million at September 29, 2007.

Results of Operations

The following is a comparison of fiscal year 2008 and fiscal year 2007 results of operations for the Test segment, separately identifying the impact of currency translation (in millions):

	2008	Business Change	Currency Translation	2007
	(expressed in millions)
Revenue	$364.1	$16.2	$14.7	$333.2
Cost of sales	228.4	14.4	11.6	202.4
Gross profit	135.7	1.8	3.1	130.8
Gross margin	37.3%			39.3%

Operating expenses:
Selling and marketing	59.2	2.7	1.8	54.7
General administrative	24.3	1.2	0.5	22.6
Research and development	11.1	(4.0)	—	15.1
Total operating expenses	94.6	(0.1)	2.3	92.4
Gain on sale of assets	—	(0.7)	—	0.7
Income from operations	$41.1	$1.2	$0.8	$39.1

Revenue
Revenue was $364.1 million, an increase of $30.9 million, or 9.3%, compared to revenue of $333.2 million for fiscal year 2007. The increase was primarily due to an increase in custom business and an estimated $14.7 million favorable impact of currency translation.

The following is a comparison of fiscal year 2008 and fiscal year 2007 revenue for the Test segment by geography:

Geography	2008	2007	Variance	% Variance
	(expressed in millions)
Americas	$142.7	$125.6	$17.1	13.6%
Europe	104.1	108.5	(4.4)	-4.1%
Asia	117.3	99.1	18.2	18.4%
Total Revenue	$364.1	$333.2	$30.9	9.3%

Gross Profit
Gross profit was $135.7 million, an increase of $4.9 million, or 3.7%, compared to gross profit of $130.8 million for fiscal year 2007. Gross profit as a percentage of revenue was 37.3%, a decrease of 2.0 percentage points from 39.3% for fiscal year 2007. The decrease in gross profit rate was primarily due to unfavorable product mix and higher custom project costs, as well as a 0.7 percentage point unfavorable impact of currency translation.

Selling and Marketing Expense
Selling and marketing expense was $59.2 million, an increase of $4.5 million, or 8.2%, compared to $54.7 million for fiscal year 2007. This increase was primarily due to increased compensation, benefits and commissions, partially offset by a $0.4 million reduction in bad debt expense. Selling and marketing expense as a percentage of revenue was 16.3%, compared to 16.4% for fiscal year 2007.

General and Administrative Expense
General and administrative expense was $24.3 million, an increase of $1.7 million, or 7.5%, compared to $22.6 million for fiscal year 2007. This increase was primarily due to $1.5 million of costs to support the acquisition of SANS, and increased compensation and benefits and legal fees, partially offset by a reduction in various other discretionary expenses. General and administrative expense as a percentage of revenue was 6.7%, compared to 6.8% for fiscal year 2007.

Research and Development Expense
Research and development expense was $11.1 million, a decrease of $4.0 million, or 26.5%, compared to $15.1 million for fiscal year 2007, as the Company allocated certain of its own resources towards capitalized software development activities in the Test segment. Total software development costs capitalized during the fiscal year ended September 27, 2008 were $4.2 million. Research and development expense as a percentage of revenue was 3.0%, compared to 4.5% for fiscal year 2007.

Income from Operations
Income from operations was $41.1 million, an increase of $1.9 million, or 4.8%, compared to income from operations of $39.2 million for fiscal year 2007. This increase was primarily due to increased gross profit and lower research and development expense, partially offset by planned increases in operating expenses in fiscal year 2008, and a $0.7 million gain on the sale of the noise and vibration business in fiscal year 2007. Operating income as a percentage of revenue was 11.3%, compared to 11.8% for fiscal year 2007.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal year 2008 and fiscal year 2007 orders for the Sensors segment, separately identifying the impact of currency translation:

	2008	Business Change	Currency Translation	2007
	(expressed in millions)
Orders	$95.5	$7.7	$7.0	$80.8

Orders totaled $95.5 million, an increase of $14.7 million, or 18.2%, compared to orders of $80.8 million for fiscal year 2007, primarily due to continued worldwide growth and an estimated $7.0 million favorable impact of currency translation. Sensors segment accounted for 19.7% of total Company orders, compared to 19.2% for fiscal year 2007.

The following is a comparison of fiscal year 2008 and fiscal year 2007 orders for the Sensors segment by geography:

Geography	2008	2007	Variance	% Variance
	(expressed in millions)
Americas	$25.6	$23.9	$1.7	7.1%
Europe	48.9	39.9	9.0	22.6%
Asia	21.0	17.0	4.0	23.5%
Total Orders	$95.5	$80.8	$14.7	18.2%

Backlog of undelivered orders at September 27, 2008 was $11.9 million, relatively flat compared to backlog of $12.0 million at September 29, 2007.

Results of Operations

The following is a comparison of fiscal year 2008 and fiscal year 2007 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	2008	Business Change	Currency Translation	2007
	(expressed in millions)
Revenue	$96.4	$12.1	$7.4	$76.9
Cost of sales	41.8	4.4	3.3	34.1
Gross profit	54.6	7.7	4.1	42.8
Gross margin	56.6%			55.6%

Operating expenses:
Selling and marketing	17.7	2.4	1.1	14.2
General administrative	11.1	1.0	0.5	9.6
Research and development	5.1	0.7	0.2	4.2
Total operating expenses	33.9	4.1	1.8	28.0
Income from operations	$20.7	$3.6	$2.3	$14.8

Revenue
Revenue was $96.4 million, an increase of $19.5 million, or 25.4%, compared to revenue of $76.9 million for fiscal year 2007. This increase was primarily due to higher beginning backlog, increased worldwide order volume, and an estimated $7.4 million favorable impact of currency translation.

The following is a comparison of fiscal year 2008 and fiscal year 2007 revenue for the Sensors segment by geography:

Geography	2008	2007	Variance	% Variance
	(expressed in millions)
Americas	$25.9	$23.2	$2.7	11.6%
Europe	47.9	39.0	8.9	22.8%
Asia	22.6	14.7	7.9	53.7%
Total Revenue	$96.4	$76.9	$19.5	25.4%

Gross Profit
Gross profit was $54.6 million, an increase of $11.8 million, or 27.6%, compared to gross profit of $42.8 million for fiscal year 2007. Gross profit as a percentage of revenue was 56.6%, an increase of 1.0 percentage points from 55.6% for fiscal year 2007. This increase was primarily due to increased volume.

Selling and Marketing Expense
Selling and marketing expense was $17.7 million, an increase of $3.5 million, or 24.6%, compared to $14.2 million for fiscal year 2007. This increase was primarily due to increased compensation, benefits, and other costs to support strategic initiatives. Selling and marketing expense as a percentage of revenue was 18.4%, compared to 18.5% for fiscal year 2007.

General and Administrative Expense
General and administrative expense was $11.1 million, an increase of $1.5 million, or 15.6%, compared to $9.6 million for fiscal year 2007, primarily due to increased compensation and benefits. General and administrative expense as a percentage of revenue was 11.5%, compared to 12.5% for fiscal year 2007.

Research and Development Expense
Research and development expense was $5.1 million, an increase of $0.9 million, or 21.4%, compared to $4.2 million for fiscal year 2007, due to a planned increase in spending. Research and development expense as a percentage of revenue was 5.3%, compared to 5.5% for fiscal year 2007.

Income from Operations
Income from operations was $20.7 million, an increase of $5.9 million, or 39.9%, compared to income from operations of $14.8 million for fiscal year 2007, primarily due to increased gross profit, partially offset by planned increases in operating expenses to support strategic initiatives. Operating income as a percentage of revenue was 21.5%, compared to 19.2% for fiscal year 2007.

Cash Flow
Total cash and cash equivalents increased $4.8 million during fiscal year 2009, primarily due to earnings and decreased working capital requirements, partially offset by employee incentive and related benefit payments, purchases of company stock, dividend payments, investment in property and equipment, and the acquisition of SANS.

Total cash and cash equivalents increased $9.8 million during fiscal year 2008, primarily due to earnings, proceeds received from borrowings on the credit facility, net proceeds from the conversion of short-term investments to cash and cash equivalents, net proceeds from the sale of the Nano Instruments product line, and proceeds from the exercise of stock options. These factors were partially offset by purchases of the Company’s common stock, an initial investment towards the purchase of SANS, funding contributions to a defined benefit pension plan, increased working capital requirements, and dividend payments.

Total cash and cash equivalents increased $6.4 million during fiscal year 2007, primarily due to earnings, net proceeds from the conversion of short-term investments to cash and cash equivalents, proceeds from the exercise of stock options, and a favorable impact of currency translation, partially offset by purchases of the Company’s common stock, increased working capital requirements, and dividend payments.

Cash flow from operating activities provided cash of $43.8 million during fiscal year 2009, compared to cash provided of $30.2 million and $44.9 million in fiscal year 2008 and 2007, respectively. Fiscal year 2009 cash flow from operating activities was primarily due to earnings and $52.1 million decreased accounts and unbilled receivables driven by lower revenue volume. This cash provided was partially offset by $14.6 million decreased accounts payable primarily resulting from overall reduced spending levels, $20.7 million decrease in advance payables received from customers driven by decreased orders and negotiated payment terms, and $8.6 million incentive and benefit payments.

Fiscal year 2008 cash flow from operating activities was primarily due to earnings, partially offset by $13.2 million contributions to a defined benefit pension plan, $11.1 million increased working capital requirements, and $4.6 million net cash usage for the discontinued Nano Instruments product line.

Fiscal year 2007 cash flow from operating activities was primarily due to earnings and a $7.6 million increase in income taxes payable, partially offset by $9.2 million increased working capital requirements and a $4.6 net increase in deferred tax assets.

Cash flow from investing activities required the use of cash totaling $33.6 million during fiscal year 2009, compared to cash provided of $3.6 million during fiscal year 2008, and $5.2 million used during fiscal year 2007. The cash usage for fiscal year 2009 was due to $25.1 million payments associated with the acquisition of SANS and $9.8 million invested in property and equipment, partially offset by $1.3 million proceeds from the sale of the Nano instruments product line in fiscal year 2008.

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

Cash flow from financing activities required a use of cash of $7.8 million during fiscal year 2009, compared to $26.5 million and $41.5 million used in fiscal year 2008 and 2007, respectively. The cash usage for fiscal year 2009 was primarily due to $12.8 million to purchase shares of the Company’s common stock, payment of cash dividends of $10.1 million, and repayment of interest-bearing debt of $2.3 million, partially offset by $16.0 million borrowings on the Company’s credit facility, and $1.6 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

During fiscal year 2008, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $42.0 million, including purchases of stock related to stock option exercises of $3.2 million, payment of cash dividends of $10.5 million, and net repayment of interest-bearing debt of $6.7 million, partially offset by $24.0 million borrowings on the Company’s credit facility, and $7.9 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

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

During fiscal years 2009, 2008 and 2007, the Company purchased approximately 0.5 million, 1.0 million, and 1.0 million shares of its common stock for $12.8 million, $38.8 million, and $37.9 million, respectively.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $118.9 million at October 3, 2009. Of this amount, approximately $14.9 million was located in North America, $84.1 million in Europe, and $19.9 million in Asia. The North American balance was primarily invested in tax-free money market funds and in bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits.

At October 3, 2009, the Company’s capital structure was comprised of $40.2 million in short-term debt and $204.0 million in Shareholders’ Investment. Total interest-bearing debt at October 3, 2009 was $40.0 million, an increase of $13.7 million from $26.3 million at September 27, 2008, due to $16.0 million of additional borrowings on the credit facility, partially offset by scheduled long term debt payments. Notes payable outstanding on September 27, 2008 consisted of $24.0 million in interest-bearing short-term notes payable placed with the Company’s credit facility. The borrowings on the credit facility include, at the Company’s discretion, optional month-to-month term renewals and loan repricing until December 2012. Under the terms of the credit facility, the Company has agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 3, 2009, the Company was in compliance with these financial covenants.

Shareholders’ Investment decreased by $1.0 million during fiscal year 2009, primarily due to $12.8 million in purchases of the Company’s common stock, $10.1 million in dividends declared, partially offset by operating results, $3.3 million in stock-based compensation, $2.5 million of foreign currency translation gains, and $1.6 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

The Company believes its liquidity, represented by funds available from cash, cash equivalents, credit facility, anticipated cash from operations, and capital structure are adequate to fund ongoing operations, internal growth opportunities, capital expenditures and Company dividends and share purchases, as well as to fund strategic acquisitions.

At October 3, 2009, the Company’s contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$17,088	$5,095	$6,972	$2,437	$2,584
Other Long-Term Obligations(2)	7,444	693	1,356	1,086	4,309
Total	$24,532	$5,788	$8,328	$3,523	$6,893

(1)

Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. At October 3, 2009, the Company’s long-term liability for uncertain tax positions was $3.6 million.

(2)	Other long-term obligations include liabilities under pension and other retirement plans.

At October 3, 2009 the Company had letters of credit and guarantees outstanding totaling $23.1 million and $2.7 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2009, the Company did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by the Company’s management, and as a result, are subject to an inherent degree of uncertainty. For further information see “Summary of Significant Accounting Policies” and “Stock-Based Compensation” under Notes 1 and 2, respectively, to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

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

Inventories: The Company maintains a material amount of inventory to support its engineering and manufacturing operations. The Company establishes valuation reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. It is possible that an increase in the Company’s inventory reserves may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly.

Impairment of Long-Lived Assets. The Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Goodwill: The Company tests goodwill at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. The Company believes the estimates and assumptions used in determining the projected cash flows of its reporting units are reasonable however, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles” as codified by Accounting Standards Codification (“ASC”) 105. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for interim or annual reporting periods ending after September 15, 2009. The Company adopted the provisions of ASC 105 in the fourth quarter of fiscal year 2009 and included references to the ASC in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Company’s adoption of the provisions of ASC 105 did not have an impact on the consolidated financial statements, as the Codification did not change or alter existing GAAP.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in this update. ASU 2009-05 is effective for interim or annual financial periods beginning after August 27, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified by ASC 855-10. This standard establishes general standards or accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of the provisions of ASC 855 during the third quarter of fiscal year 2009 did not have an impact on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” as codified by ASC 715-20-65-2. This standard amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” as codified by ASC 715-20 and requires additional disclosures regarding defined benefit plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of ASC 715-20-65-2 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” as codified by ASC 815-40-15. This standard provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of ASC 815-40-15 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as codified by ASC 260-10-45. This standard clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of ASC 260-10-45 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets” as codified by ASC 350-30-65-1. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets” as codified under ASC 350-30. ASC 350-30-65-1 is intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of the expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of ASC 350-30-65-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” As codified by ASC 805. ASC 805 expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC 805 also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, ASC 805 requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of ASC 805 to have a material impact on its consolidated financial statements.

Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for the Company’s products or its operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. The Company’s use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of smoothing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended October 3, 2009 and September 27, 2008 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
		(expressed in thousands, except per share data)

2009
Revenue	$116,609	$107,652	$90,779	$93,841	$408,881
Gross profit	44,221	41,513	34,604	31,278	151,616
Income (loss) before income taxes	12,842	10,359	4,495	(3,793)	23,903
Net income (loss)	$9,751	$7,473	$3,149	$(2,979)	$17,394
Earnings (loss) per share:
Basic	$0.58	$0.45	$0.19	$(0.18)	$1.04
Diluted	$0.57	$0.45	$0.19	$(0.18)	$1.03

2008
Revenue	$107,392	$112,168	$116,886	$124,069	$460,515
Gross profit	43,222	46,074	47,246	53,711	190,253
Income before income taxes and discontinued operations	12,604	15,381	15,327	22,148	65,460
Income before discontinued operations	8,181	13,445	10,985	14,499	47,110
Discontinued operations, net of tax	175	94	1,765	47	2,081
Net income	$8,356	$13,539	$12,750	$14,546	$49,191
Earnings per share:
Basic
Income before discontinued operations	$0.46	$0.76	$0.64	$0.86	$2.72
Discontinued operations, net of tax	0.01	0.01	0.10	—	0.12
Earnings per share	$0.47	$0.77	$0.74	$0.86	$2.84
Diluted
Income before discontinued operations	$0.45	$0.75	$0.63	$0.85	$2.68
Discontinued operations, net of tax	0.01	0.01	0.10	—	0.12
Earnings per share	$0.46	$0.76	$0.73	$0.85	$2.80

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk
Approximately 65-70% of the Company’s revenue has historically been derived from shipments to customers outside of the United States and about 59% of this revenue (approximately 40% of the Company’s total revenue) is denominated in currencies other than the U.S. dollar. The Company’s international subsidiaries have functional currencies other than the Company’s U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose the Company to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2009	2008	2007
	(expressed in thousands)
(Decrease) increase from currency translation on:
Orders	$(8,077)	$21,090	$9,107
Revenue	(9,921)	22,128	11,593
Net Income	$(581)	$2,243	$868

The estimated net effect of currency translation on orders, revenue, and net income was unfavorable in fiscal year 2009 in comparison to fiscal year 2008, primarily driven by the unfavorable translation impact associated with the strengthening in the value of the U.S. dollar against the Euro during the first half of fiscal year 2009. This was partially offset by a favorable translation impact associated with the weakening in the value of the U.S. dollar against the Japanese Yen throughout fiscal year 2009.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2009 revenue of approximately $18.3 million.

The Company has operational procedures to mitigate these non-functional currency exposures. The Company also utilizes foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Gains and losses on foreign currency transactions are included in both Revenue and Other Income (Expense), net in the accompanying Consolidated Statements of Income, was a net loss of $1.6 million in fiscal year 2009, a net gain of $0.6 million in fiscal year 2008, and a net loss of $0.6 million in fiscal year 2007. Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income that the underlying hedged transaction is reported.

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

At October 3, 2009, the Company had cash and cash equivalents of $118.9 million. Most of this balance was invested in interest-bearing bank deposits or money market funds, with interest rates re-set every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.1 million on an annualized basis.

The Company’s short-term borrowings outstanding at the end of fiscal year 2009 consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed rate interest swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

A discount rate of 5.5% and an expected rate increase in future compensation levels of 3.0% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries. In addition, a 5.9% expected rate of return was used in the calculation of the plan assets associated with this defined benefit pension plan.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15(1) of this Annual Report on Form 10-K, and appearing on pages F-1 through F-40 of this report, are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of October 3, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of October 3, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of October 3, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of this audit, has issued their report, included in Item 8, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

The required information with respect to the directors of the Company, the Company’s Code of Business Conduct, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s Audit Committee, including the Audit Committee financial experts, is incorporated herein by reference to the information set forth under the headings “Election of Directors” and “Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2010. Information regarding the Company’s executive officers is contained under Item 1 of Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under headings “Executive Compensation” and “Election of Directors – Independent Directors Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information:

The following table sets forth the aggregate information regarding grants under all equity compensation plans as of October 3, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted- Average Exercise Price of Outstanding Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (in thousands) (c)

Equity compensation plans approved by security holders	1,566	$33.88	1,437

Equity compensation plans not approved by security holders	—	—	—

Total	1,566	$33.88	1,437

(1) Includes 478 shares available for issuance under the 2002 Employee Stock Purchase Plan as of October 3, 2009.

Certain other information required by this Item is incorporated herein by reference to the information set forth under the heading “Other Information - Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2010.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated herein by reference to the information set forth under headings “Election of Directors” and “Other Information – Related Party Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 10, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 3, 2009 and September 27, 2008

Consolidated Statements of Income for the Years Ended October 3, 2009, September 27, 2008 and September 29, 2007

Consolidated Statements of Shareholders’ Investment for the Years Ended October 3, 2009, September 27, 2008 and September 29, 2007

Consolidated Statements of Cash Flows for the Years Ended October 3, 2009, September 27, 2008 and September 29, 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3) Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K Current Report filed on December 1, 2009.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on November 30, 2004.

10.b	1994 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.e of the Company’s Form 10-K filed for the fiscal year ended September 30, 1996.

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

10.f

Form of Notice of Grant of Restricted Stock (Director) under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.g

Uniform Terms and Conditions to Restricted Stock Awards (Director) under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 of Company’s Form 8-K Current Report filed on February 7, 2006.

10.h

Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Company’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.i

Letter dated February 6, 1987 from MTS Sensor Technologie GmbH and Co. KG (formerly, Hellwig GmbH) regarding its pension commitment to Joachim Hellwig, incorporated by reference to Exhibit 10.p of the Company’s Form 10-K filed for fiscal year ended October 2, 2004.

10.j

Employment Contract dated January 1, 1991 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig, incorporated by reference to Exhibit 10.q of the Company’s Form 10-K filed for fiscal year ended October 2, 2004.

10.k	Change in Control Agreement, dated December 31, 2008, between the Company and Laura B. Hamilton (Filed herewith).

10.l

Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on September 1, 2006.

10.m

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

10.n

Master Asset Purchase Agreement dated April 28, 2008, between the Company and the SANS Group, incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K Current Report filed October 2, 2008.

10.o

Credit Agreement dated December 18, 2007, among the Company, Wells Fargo Bank, National Association, Fifth Third Bank, The Bank of Tokyo Mitsubishi UFJ, Ltd., U.S. Bank National Association, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed December 21, 2007.

10.p	Change in Control Agreement, dated December 31, 2008, between the Company and Susan E. Knight (Filed herewith).

10.q	Change in Control Agreement, dated December 31, 2008, between the Company and Kathleen M. Staby (Filed herewith).

10.r	Severance Agreement, dated March 30, 2009, between the Company and Alfred Richter (Filed herewith).

10.s	Change in Control Agreement, dated March 30, 2009, between the Company and Alfred Richter (Filed herewith).

10.t	Form of Notice of Grant of Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on June 29, 2009.

10.u	Uniform Terms and Conditions to Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Company’s Form 8-K Current Report filed on June 29, 2009.

10.v	Form of Notice of Grant of Restricted Stock (Employee) under 2006 Stock Incentive Plan (Filed herewith).

10.w	Uniform Terms and Conditions to Restricted Stock Awards (Employee) under 2006 Stock Incentive Plan (Filed herewith).

21.	Subsidiaries of the Company (Filed herewith).

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

By:	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Date: December 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ LAURA B. HAMILTON	Chair and Chief	December 1, 2009
Laura B. Hamilton	Executive Officer

/s/ SUSAN E. KNIGHT	Chief Financial Officer	December 1, 2009
Susan E. Knight	and Vice President

/s/ DAVID J. ANDERSON	Director	December 1, 2009
David J. Anderson

/s/ JEAN-LOU CHAMEAU	Director	December 1, 2009
Jean-Lou Chameau

/s/ MERLIN E. DEWING	Director	December 1, 2009
Merlin E. Dewing

/s/ BRENDAN C. HEGARTY	Director	December 1, 2009
Brendan C. Hegarty

/s/ LOIS M. MARTIN	Director	December 1, 2009
Lois M. Martin

/s/ BARB J. SAMARDZICH	Director	December 1, 2009
Barb J. Samardzich

/s/ GAIL P. STEINEL	Director	December 1, 2009
Gail P. Steinel

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2 through F-3

Consolidated Balance Sheets – October 3, 2009 and September 27, 2008	F-4

Consolidated Statements of Income for the Years Ended October 3, 2009, September 27, 2008, and September 29, 2007	F-5

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Years Ended October 3, 2009, September 27, 2008 and September 29, 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended October 3, 2009, September 27, 2008 and September 29, 2007	F-7

Notes to Consolidated Financial Statements	F-8 through F-35

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts and Restructuring Reserves	F-36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of October 3, 2009 and September 27, 2008, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for each of the years in the three-year period ended October 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited MTS Systems Corporation’s internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of October 3, 2009 and September 27, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended October 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” as of September 30, 2007.

/s/ KPMG LLP

Minneapolis, Minnesota
December 1, 2009

Consolidated Balance Sheets
(October 3 and September 27, respectively)

Assets	2009	2008
	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$118,885	$114,099
Accounts receivable, net of allowance for doubtful accounts of $1,410 and $1,008 respectively	72,553	101,331
Unbilled accounts receivable	27,246	43,022
Inventories	47,969	46,135
Prepaid expenses and other current assets	6,583	6,585
Deferred tax assets	12,322	11,825
Total current assets	285,558	322,997
Property and equipment, net	56,118	50,534
Goodwill	15,206	1,668
Other intangibles, net	23,826	4,363
Other assets	4,181	17,283
Deferred tax assets	2,025	2,312
Total assets	$386,914	$399,157

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$40,182	$24,338
Current maturities of long-term debt	—	2,308
Accounts payable	18,630	28,567
Accrued payroll and related costs	25,376	33,819
Advance payments from customers	46,739	64,979
Accrued warranty costs	9,774	6,107
Accrued income taxes	1,182	4,510
Deferred tax liabilities	960	3,723
Other accrued liabilities	25,149	17,219
Total current liabilities	167,992	185,570
Deferred tax liabilities	3,843	1,354
Non-current accrued income taxes	3,591	4,009
Pension benefit plan	1,917	245
Other long-term liabilities	5,606	3,037
Total liabilities	182,949	194,215

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized: 16,564 and 16,976 shares issued and outstanding	4,141	4,244
Retained earnings	174,301	175,216
Accumulated other comprehensive income	25,523	25,482
Total shareholders’ investment	203,965	204,942
Total liabilities and shareholders’ investment	$386,914	$399,157

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended October 3, September 27, and September 29, respectively)

	2009	2008	2007

Revenue:
Product	$349,502	$395,173	$350,156
Service	59,379	65,342	59,935
Total Revenue	408,881	460,515	410,091
Cost of Sales:
Product	224,279	235,861	206,067
Service	32,986	34,401	30,386
Total Cost of Sales	257,265	270,262	236,453
Gross Profit	151,616	190,253	173,638
Operating Expenses:
Selling and marketing	71,571	76,867	68,907
General and administrative	39,129	35,393	32,216
Research and development	16,322	16,232	19,285
Total Operating Expenses	127,022	128,492	120,408
Gain on sale of assets	—	—	742
Income From Operations	24,594	61,761	53,972
Interest expense	(2,024)	(1,083)	(1,309)
Interest income	1,108	4,033	3,899
Other income, net	225	749	28
Income Before Income Taxes and Discontinued Operations	23,903	65,460	56,590
Provision for Income Taxes	6,509	18,350	15,549
Income Before Discontinued Operations	17,394	47,110	41,041
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	—	(368)	955
Net gain on disposal of discontinued businesses, net of tax	—	2,449	—
Income from Discontinued Operations, net of tax	—	2,081	955
Net Income	$17,394	$49,191	$41,996
Earnings Per Share
Basic:
Income Before Discontinued Operations	$1.04	$2.72	$2.29
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	—	(0.02)	0.05
Net gain on disposal of discontinued businesses, net of tax	—	0.14	—
Income from Discontinued Operations, net of tax	—	0.12	0.05
Earnings Per Share - Basic	$1.04	$2.84	$2.34
Diluted:
Income Before Discontinued Operations	$1.03	$2.68	$2.24
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	—	(0.02)	0.05
Net gain on disposal of discontinued businesses, net of tax	—	0.14	—
Income from Discontinued Operations, net of tax	—	0.12	0.05
Earnings Per Share - Diluted	$1.03	$2.80	$2.29

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss)
(For the Fiscal Years Ended October 3, September 27, and September 29, respectively, expressed in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital			Total Shareholders’ Investment
	Shares Issued			Retained Earnings
		Amount
Balance, September 30, 2006	18,216	$4,554	$—	$152,657	$12,110	$169,321
Net income	—	—	—	41,996	—	41,996
Foreign currency translation	—	—	—	—	9,298	9,298
Minimum pension liability adjustment	—	—	—	—	738	738
Derivative instruments	—	—	—	—	(735)	(735)
Total comprehensive income	—	—	—	41,996	9,301	51,297
Adjustment to initially apply FASB ASC 715-20	—	—	—	—	(998)	(998)
Exercise of stock options	426	107	8,448	—	—	8,555
Stock-based compensation	12	3	5,052	—	—	5,055
Tax benefit from equity compensation	—	—	2,675	—	—	2,675
Issuance for employee stock purchase plan	21	5	696	—	—	701
Common stock purchased and retired	(971)	(243)	(16,871)	(21,122)	—	(38,236)
Dividends, $0.48 per share	—	—	—	(8,669)	—	(8,669)
Balance, September 29, 2007	17,704	$4,426	$—	$164,862	$20,413	$189,701
Net income	—	—	—	49,191	—	49,191
Foreign currency translation	—	—	—	—	3,859	3,859
Pension benefit plan adjustments	—	—	—	—	890	890
Derivative instruments	—	—	—	—	320	320
Total comprehensive income	—	—	—	49,191	5,069	54,260
Exercise of stock options	332	83	7,096	—	—	7,179
Stock-based compensation	11	3	4,190	—	—	4,193
Tax benefit from equity compensation	—	—	1,302	—	—	1,302
Issuance for employee stock purchase plan	21	5	682	—	—	687
Common stock purchased and retired	(1,092)	(273)	(13,270)	(28,499)	—	(42,042)
Dividends, $0.60 per share	—	—	—	(10,338)	—	(10,338)
Balance, September 27, 2008	16,976	$4,244	$—	$175,216	$25,482	$204,942
Net income	—	—	—	17,394	—	17,394
Foreign currency translation	—	—	—	—	2,459	2,459
Pension benefit plan adjustments	—	—	—	—	(982)	(982)
Derivative instruments	—	—	—	—	(1,436)	(1,436)
Total comprehensive income	—	—	—	17,394	41	17,435
Exercise of stock options	40	10	899	—	—	909
Stock-based compensation	17	4	3,327	—	—	3,331
Tax shortfall from equity compensation	—	—	(491)	—	—	(491)
Issuance for employee stock purchase plan	36	9	709	—	—	718
Common stock purchased and retired	(505)	(126)	(4,444)	(8,253)	—	(12,823)
Dividends, $0.60 per share	—	—	—	(10,056)	—	(10,056)
Balance, October 3, 2009	16,564	$4,141	$—	$174,301	$25,523	$203,965

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended October 3, September 27 and September 29, respectively)

	2009	2008	2007
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$17,394	$49,191	$41,996
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	368	(955)
Net gain on disposal of discontinued operations	—	(2,449)	—
Gain on sale of assets	—	—	(742)
Stock-based compensation	3,384	4,199	5,023
Excess tax benefits from stock-based compensation	(4)	(925)	(2,123)
Charge for fair value mark-up of acquired inventory	1,859	—	—
Net periodic pension benefit cost	738	1,282	1,208
Depreciation and amortization	12,132	9,207	7,985
Deferred income taxes	(364)	(5,726)	(4,599)
Bad debt provision	755	(111)	320
Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	52,129	(27,462)	(11,414)
Inventories	5,980	(3,191)	(1,733)
Prepaid expenses and other assets	(6,657)	(5,911)	(3,489)
Accounts payable	(14,582)	6,138	4,994
Accrued payroll and related costs	(8,571)	4,441	(654)
Advance payments from customers	(20,654)	13,398	(1,054)
Accrued warranty costs	3,614	(138)	138
Other liabilities	(3,031)	5,613	8,581
Contributions to pension benefit plan	(488)	(13,198)	(257)
Operating activities of discontinued operations	204	(4,552)	1,690
Net Cash Provided by Operating Activities	43,838	30,174	44,915
Cash Flows from Investing Activities:
Additions to property and equipment	(9,757)	(9,752)	(12,040)
Purchase of business	(25,143)	(13,737)	—
Net proceeds from sale of businesses	1,330	10,293	1,000
Proceeds from maturity of short-term investments	—	19,050	71,260
Purchases of short-term investments	—	(2,000)	(64,735)
Investing activities of discontinued operations	—	(287)	(695)
Net Cash (Used in) Provided by Investing Activities	(33,570)	3,567	(5,210)
Cash Flows from Financing Activities:
Net receipts under short-term borrowings	15,796	23,866	36
Repayments of long-term debt	(2,308)	(6,683)	(6,683)
Excess tax benefits from stock-based compensation	4	925	2,123
Cash dividends	(10,112)	(10,478)	(7,988)
Proceeds from exercise of stock options and employee stock purchase plan	1,627	7,866	9,256
Payments to purchase and retire common stock	(12,823)	(42,042)	(38,236)
Net Cash Used in Financing Activities	(7,816)	(26,546)	(41,492)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,334	2,559	8,170
Cash and Cash Equivalents:
Increase during the year	4,786	9,754	6,383
Balance, beginning of year	114,099	104,345	97,962
Balance, end of year	$118,885	$114,099	$104,345
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$1,596	$726	$1,052
Income taxes	13,250	22,157	11,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Nature of Operations
MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal year ended October 3, 2009 consisted of 53 weeks. The Company’s fiscal years ended September 27, 2008 and September 29, 2007 each consisted of 52 weeks.

Consolidation
The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries (the “Company”). Significant intercompany balances and transactions have been eliminated.

Revenue Recognition
Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocol may involve separable elements for revenue recognition purposes. Sufficient evidence of fair value of these elements exists to allow revenue recognition for these systems upon shipment, less the greater of the fair value associated with installation and training (if applicable) or the amount of revenue for which payment is deemed contingent upon delivery of these elements, which is deferred until customer acceptance. Fair value is determined based upon the sale price of similar products sold individually. In cases where special acceptance protocols exist, installation and training are not considered to be separable from the other elements of the arrangement. Accordingly, revenue for these systems is recognized upon the completion of installation and fulfillment of obligations specific to the terms of the arrangement.

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware, software, installation services, training and support. In certain arrangements software may be essential to the functionality of the system deliverable. For these arrangements the Company identifies components of the arrangement which are considered software-related. Contractual arrangements in which software is essential to system functionality typically include significant production, modification, and customization. For arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method, based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of the percentage of completion method (e.g. software maintenance and training) are accounted for as the service is provided based on fair value as determined by stand-alone sales.

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

Foreign Currency
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. The Company recorded gains on foreign currency translation in Comprehensive Income of $2.5 million, $3.9 million, and $9.3 million for fiscal years 2009, 2008, and 2007 respectively. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction (losses)/gains of ($1.6) million, $0.6 million, and ($0.6) million in fiscal years 2009, 2008, and 2007, respectively.

Cash and Cash Equivalents
Cash and cash equivalents represent cash, demand deposits, and highly liquid investments with original maturities of three months or less. Cash equivalents are recorded at cost, which approximates fair value. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations.

Short-Term Investments
The Company held no short-term investments as of October 3, 2009 or September 27, 2008. As of September 29, 2007, the Company’s short-term investments consisted of U.S. municipal bonds. The Company classified these investments as available-for-sale, and liquidated them in fiscal year 2008 to fund current operations, as well as to return capital to shareholders. All investments in available-for-sale securities at September 29, 2007 were carried at fair value, and unrealized gains and losses were reported as a component of Accumulated Other Comprehensive Income within Shareholders’ Investment on the Consolidated Balance Sheets. At September 29, 2007, there were no material unrealized gains or losses associated with any of the Company’s short-term investments, as the fair value of each investment approximated amortized cost.

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

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at October 3, 2009 are expected to be invoiced during fiscal year 2010.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at October 3, 2009 and September 27, 2008 were as follows:

	2009	2008
	(expressed in thousands)
Customer projects in various stages of completion	$15,075	$14,257
Components, assemblies and parts	32,894	31,878
Total	$47,969	$46,135

Software Development Costs
The Company capitalizes certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials and services, salary and benefits of the Company’s development and technical support staff, and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on the Company’s product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and began capitalizing software development costs during the fiscal years ended October 3, 2009 and September 27, 2008. Amortization expense for software development costs was $0.7 million for the fiscal year ended October 3, 2009. No amortization expense was recognized during the year ended September 27, 2008. See Note 4 to the Consolidated Financial Statements for additional information on capitalized software development costs.

Impairment of Long-lived Assets
The Company reviews the carrying value of long-lived assets or asset groups, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual sale of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Property and Equipment
Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded over the following estimated useful lives of the property:

Buildings and improvements: 10 to 40 years
Machinery and equipment: 3 to 10 years

Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. See Note 4 to the Consolidated Financial Statements for additional information on property and equipment.

Goodwill and Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized to income, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable.

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and the carrying value of the asset. If the carrying value of the asset exceeds its fair value, the asset is reduced to fair value.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows, and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both October 3, 2009 and September 27, 2008, the Company determined there was no impairment of its goodwill or intangible assets. See Note 4 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Other Assets
Other assets at October 3, 2009 and September 27, 2008 include security deposits paid on leased property and cash redemption values on group insurance policies. Other assets at September 27, 2008 also include a $13.7 million investment in SANS Group (“SANS”). See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition of the SANS business.

Warranty Obligations
Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant.

Warranty provisions and claims for the years ended October 3, 2009 and September 27, 2008, were as follows:

	2009	2008
	(expressed in thousands)
Beginning balance	$6,107	$6,205
Warranty claims	(9,122)	(7,643)
Warranty provisions	12,736	7,585
Acquisition of SANS	73	—
Translation adjustment	(20)	(40)
Ending balance	$9,774	$6,107

Derivative Financial Instruments
Effective December 28, 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133” as codified by FASB Accounting Standards Codification (“ASC”) 815. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of October 3, 2009, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to ASC 815. The Company’s balance sheet hedges are accounted for and reported under the guidance of ASC 830-20-10. The fair value of the Company’s designated and undesignated outstanding hedge derivative assets and liabilities were reported in the October 3, 2009 Consolidated Balance Sheet as follows:

	October 3, 2009
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$234	$470
Interest rate swaps	—	1,894
Total designated hedge derivatives	234	2,364

Hedge derivatives not designated:
Foreign exchange balance sheet hedges	—	729
Total hedge derivatives	$234	$3,093

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

At October 3, 2009 and September 27, 2008, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $16.6 million and $59.1 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $11.0 million and $39.8 million at October 3, 2009 and September 27, 2008, respectively. At October 3, 2009 the net market value of the foreign currency exchange contracts was a net liability of $0.3 million, consisting of $0.5 million in liabilities and $0.2 million in offsetting assets. At September 27, 2008, the net market value of foreign currency exchange contracts was a net asset of $0.6 million, consisting of $1.1 million in assets and $0.5 million in offsetting liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal year ended October 3, 2009, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

2009
(expressed in thousands)
Beginning unrealized net gain in AOCI	$108
Net loss reclassified into Revenue (effective portion)	1,969
Net loss reclassified into Revenue upon the removal of hedge designations on underlying foreign currency transactions that were cancelled	46
Net loss recognized in OCI (effective portion)	(2,642)
Ending unrealized net loss in AOCI	$(519)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended October 3, 2009 and September 27, 2008. At October 3, 2009 and September 27, 2008, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.5 million and a net gain of $0.4 million, respectively. The maximum remaining maturity of any forward or optional contract at October 3, 2009 and September 27, 2008 was 0.7 years and 1.3 years, respectively.

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

At October 3, 2009, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of that date. At September 27, 2008, the Company had an outstanding interest rate swap with a total notional amount of $13.0 million. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At October 3, 2009 and September 27, 2008, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31% and 4.24%, respectively. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at October 3, 2009 and September 27, 2008, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.76% and 4.69%, respectively. The total market value of the interest rate swaps at October 3, 2009 and September 27, 2008 was a liability of $1.9 million and $0.2 million, respectively.

The pretax amounts recognized in AOCI on interest rate swaps for the fiscal year ended October 3, 2009 are as follows:

2009
(expressed in thousands)
Beginning unrealized net loss in AOCI	$(199)
Net loss reclassified into interest expense (effective portion)	970
Net loss recognized in OCI (effective portion)	(2,665)
Ending unrealized net loss in AOCI	$(1,894)

Foreign Currency Balance Sheet Hedging
The Company also uses currency exchange contracts to hedge the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these contracts are included in Other Income, net on the Consolidated Statement of Income in the current period.

At October 3, 2009 and September 27, 2008, the Company had outstanding balance sheet hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $54.5 million and $17.3 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at October 3, 2009 and September 27, 2008 was $12.7 million and $0.5 million, respectively. At October 3, 2009, the net market value of the balance sheet foreign currency exchange contracts was a net liability of $0.7 million. On September 27, 2008, the net market value of the balance sheet forward exchange contracts was less than $0.1 million.

The net loss recognized in the Consolidated Statements of Income on balance sheet hedge currency exchange contracts during the fiscal year ended October 3, 2009 is as follows:

2009
(expressed in thousands)
Net loss recognized in Other income, net	$(1,863)

Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 8 to the Consolidated Financial Statements for additional information on income taxes.

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.3 million, 0.9 million, and 0.5 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended October 3, 2009, September 27, 2008, and September 29, 2007, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2009	2008	2007
	(expressed in thousands, except per share data)

Income before discontinued operations	$17,394	$47,110	$41,041
Income from discontinued operations, net of tax	—	2,081	955
Net income	$17,394	$49,191	$41,996
Weighted average common shares outstanding	16,793	17,351	17,980
Dilutive potential common shares	38	193	350
Total dilutive common shares	16,831	17,544	18,330
Earnings per share:
Basic:
Income before discontinued operations	$1.04	$2.72	$2.29
Income from discontinued operations, net of tax	—	0.12	0.05
Earnings per share	$1.04	$2.84	$2.34
Diluted:
Income before discontinued operations	$1.03	$2.68	$2.24
Income from discontinued operations, net of tax	—	0.12	0.05
Earnings per share	$1.03	$2.80	$2.29

Stock-Based Compensation
The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant, and recognizes the cost over the period during which an employee is required to provide services in exchange for the award.

For purposes of determining estimated fair value of stock-based payment awards, the Company utilizes a Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because the Company’s employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock-based payment awards. If factors change and the Company employs different assumptions in future periods, the compensation expense recorded may differ significantly from the stock-based compensation expense recorded in the current period. See Note 2 to the Consolidated Financial Statements for additional information on stock-based compensation.

Comprehensive Income (Loss)
Comprehensive Income (Loss), a component of Shareholders’ Investment, for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 consists of net income, pension benefit plan adjustments, derivative instrument gains or losses and foreign currency translation adjustments.

Effective September 29, 2007, the Company adopted the recognition and disclosure provisions of ASC 715-20, which resulted in the recognition of the funded status of a defined benefit retirement plan located at one of its German subsidiaries. Upon adoption of ASC 715-20, the unrealized portion of the incremental increase in the retirement plan liability was recognized as a component of Accumulated Other Comprehensive Income (Loss). See Note 9 to the Consolidated Financial Statements for additional information on the Company’s defined benefit retirement plan.

The accumulated balances for each component of Accumulated Other Comprehensive Income (Loss) were as follows:

	Derivative Financial Instrument Unrealized Gain (Loss)	Minimum Pension Liability and other Pension Benefit Plan Adjustments	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(expressed in thousands)
Balances at September 30, 2006	$343	$(750)	$12,517	$12,110
Foreign exchange translation adjustments	—	(91)	9,389	9,298
Minimum pension liability adjustment, net of tax of $490	—	738	—	738
Change in unrealized loss, net of tax of ($366)	(612)	—	—	(612)
Realized gain, net of tax of ($74)	(123)	—	—	(123)
Adjustment to initially apply FASB
ASC 715-20, net of tax of ($431)	—	(998)	—	(998)
Balances at September 29, 2007	$(392)	$(1,101)	$21,906	$20,413
Foreign exchange translation adjustments	—	(29)	3,888	3,859
Minimum pension liability adjustment, net of tax of $374	—	866	—	866
Change in unrealized loss, net of tax of ($523)	(973)	—	—	(973)
Realized gain, net of tax of $892	1,293	24	—	1,317
Balances at September 27, 2008	$(72)	$(240)	$25,794	$25,482
Foreign exchange translation adjustments	—	—	2,459	2,459
Pension benefit plan adjustments, net of tax of ($429)	—	(992)	—	(992)
Change in unrealized loss, net of tax of ($1,910)	(3,397)	—	—	(3,397)
Realized loss, net of tax of $1,028	1,961	10	—	1,971
Balances at October 3, 2009	$(1,508)	$(1,222)	$28,253	$25,523

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

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles” as codified by Accounting Standards Codification (“ASC”) 105. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for interim or annual reporting periods ending after September 15, 2009. The Company adopted the provisions of ASC 105 in the fourth quarter of fiscal year 2009 and included references to the ASC in the Notes to the Consolidated Financial Statements, as appropriate. The Company’s adoption of the provisions of ASC 105 did not have an impact on the consolidated financial statements, as the Codification did not change or alter existing GAAP.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in this update. ASU 2009-05 is effective for interim or annual financial periods beginning after August 27, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified by ASC 855-10. This standard establishes general standards or accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of the provisions of ASC 855 during the third quarter of fiscal year 2009 did not have an impact on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” as codified by ASC 715-20-65-2. This standard amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” as codified by ASC 715-20 and requires additional disclosures regarding defined benefit plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of ASC 715-20-65-2 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” as codified by ASC 815-40-15. This standard provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of ASC 815-40-15 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as codified by ASC 260-10-45. This standard clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of ASC 260-10-45 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets” as codified by ASC 350-30-65-1. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets” as codified under ASC 350-30. ASC 350-30-65-1 is intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of the expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of ASC 350-30-65-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” As codified by ASC 805. ASC 805 expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC 805 also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, ASC 805 requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 is effective for the Company’s fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of ASC 805 to have a material impact on its consolidated financial statements.

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under four stock plans approved by the Company’s shareholders in 1994, 1997, 2002 and 2006, and administered under the supervision of the Company’s Board of Directors. During the years ended October 3, 2009, September 27, 2008, and September 29, 2007, the Company awarded stock options, employee stock purchase plan shares, and restricted stock grants. During the year ended October 3, 2009, the Company also awarded restricted stock units under the 2006 stock plan. At October 3, 2009, a total of 1,437,231 shares were available for future grant under these plans.

Stock-Based Compensation Expense
The effect of recording stock-based compensation expense for the years ended October 3, 2009, September 27, 2008, and September 29, 2007 was as follows (in thousands, except per share data):

	2009	2008	2007

Stock-based compensation expense by type of award:
Employee stock options	$2,478	$3,591	$4,388
Employee stock purchase plan (ESPP)	242	191	189
Restricted stock grants and units	612	441	441
Amounts capitalized as inventory	(775)	(938)	(1,080)
Amounts recognized in income for amounts previously capitalized as inventory	827	914	1,085

Total stock-based compensation included in income from operations	3,384	4,199	5,023
Income tax benefit on stock-based compensation	(1,091)	(1,421)	(1,669)
Net compensation expense included in net income	$2,293	$2,778	$3,354

Earnings per share:
Basic	$0.14	$0.16	$0.19
Diluted	$0.14	$0.16	$0.18

Tax effect on:
Cash flows from operating activities	$(4)	$(925)	$(2,123)
Cash flows from financing activities	$4	$925	$2,123

At October 3, 2009, there was $2.5 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years. At October 3, 2009, there was $0.4 million and $0.7 million of total restricted stock expense related to non-vested awards of restricted stock grants and restricted stock units, respectively, not yet recognized, which is expected to be recognized over a weighted average period of approximately 2.0 years and 2.8 years, respectively.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 was $4.71, $7.53, and $10.51, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2009	2008	2007
Expected life (in years)	2.7	2.6	2.6
Risk-free interest rate	1.4%	2.8%	4.9%
Expected volatility	41.4%	33.3%	31.1%
Dividend yield	2.9%	1.7%	1.0%

The expected life represents the period that the stock option awards are expected to be outstanding and was determined based on historical and anticipated future exercise and expiration patterns. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant. The Company estimates stock price volatility based on a historical weekly price observation. The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date.

Awards of restricted stock grants and restricted stock units both are valued based on the market value of the Company’s shares at the date of grant. The value of restricted stock grants and restricted stock units is allocated to expense evenly over the restricted period. Employee stock purchase plan share awards are valued based on the value of the discount feature plus the fair value of the optional features, which is determined as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each purchase period.

Stock Options
Stock options are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversaries of the grant date and expire five years from the grant date.

Stock option activity for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 was as follows (in thousands, except per share amounts):

	2009		2008		2007
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	1,572	$37.59	1,588	$34.60	1,667	$28.06
Granted	273	$20.60	377	$35.87	416	$45.49
Exercised	(40)	$22.44	(332)	$21.62	(426)	$20.08
Forfeited or expired	(313)	$34.36	(61)	$35.87	(69)	$31.92
Options outstanding at end of year	1,492	$35.56	1,572	$37.59	1,588	$34.60
Options eligible for exercise at year-end	892	$38.90	821	$35.68	763	$27.05
*Weighted Average Exercise Price

Options outstanding at October 3, 2009 had a weighted average remaining contractual term of 2.7 years, and an aggregate intrinsic value of $2.0 million. Options eligible for exercise at October 3, 2009 had a weighted average remaining contractual term of 1.9 years, and no aggregate intrinsic value.

The total intrinsic value of stock options exercised during the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 were less than $0.1 million, $5.8 million and $9.6 million, respectively.

Restricted Stock
The Company awards directors and key employees restricted stock grants and restricted stock units that vest over three years. For restricted stock grants awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period. For restricted stock grants awarded to employees, participants were not entitled to cash dividends and voting rights on unvested shares.

Restricted stock grant activity for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 was as follows (in thousands, except per share amounts):

	2009		2008		2007
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	20	$39.29	22	$38.64	22	$34.06
Granted	29	$24.76	12	$38.30	11	$42.49
Vested	(10)	$38.99	(11)	$36.62	(11)	$33.57
Forfeited	(3)	$26.91	(3)	$39.87	—	$—
Unvested shares at end of year	36	$28.72	20	$39.29	22	$38.64
*Weighted Average Grant Date Fair Value

Restricted stock unit activity for the fiscal years ended October 3, 2009, was as follows (in thousands, except per share amounts):

	2009
	Shares	WAGDFV*
Outstanding at beginning of year	—	$—
Granted	39	$20.55
Vested	—	$—
Forfeited	(1)	$20.55
Outstanding at end of year	38	$20.55
*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2009 with the combined issuance of 36,333 shares at a weighted average price of $19.75. In fiscal years 2008 and 2007, purchases were 20,733 and 21,351 shares, respectively, with weighted average share prices of $33.15 and $32.83, respectively. At October 3, 2009, the number of shares remaining for issuance under the ESPP was 478,136.

3. Acquisitions & Divestitures:

Business Acquisition
On September 28, 2008, the Company acquired substantially all of the assets of SANS. SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. The acquisition accelerates the Company’s China growth strategy while also broadening its product offering worldwide.

The total purchase price for SANS was $49.4 million, including direct acquisition costs of $2.9 million. As of October 3, 2009, approximately $41.7 million of the total purchase price was paid, including the $2.9 million of direct acquisition costs. The remaining liability of approximately $7.7 million is included in Other Accrued Liabilities on the October 3, 2009 Consolidated Balance Sheet, and is expected to be paid during the next twelve months. The results of operations for SANS have been included in the Company’s Consolidated Statements of Income since the date of acquisition, and are reported in the Company’s Test segment. Pro forma results have not been included as the impact of the acquisition is not material.

The purchase price for SANS was allocated based on the fair values of assets acquired and liabilities assumed. The following table summarizes the allocation of the SANS purchase price, including acquisition costs, to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

September 28, 2008
(expressed in thousands)
Accounts receivable, inventories and other current assets	$18,548
Property and equipment	6,631
Other intangible assets (1)	17,887
Goodwill	13,604
Total assets acquired	56,670
Current liabilities assumed	7,318
Net assets acquired	$49,352

(1)

Intangible assets include patents, trade names, non-compete agreements and land use rights in the amounts of $9.2 million, $5.1 million $2.4 million and $1.2 million, respectively. See Note 4 in the Notes to Consolidated Financial Statements for additional information on intangible assets.

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

The Company does not allocate interest income or interest expense to discontinued operations. There were no significant operating results of discontinued operations during the fiscal year ended October 3, 2009. Operating results of the discontinued operations included in the Company’s results for the fiscal years ended September 27, 2008, and September 29, 2007 were as follows:

	2008	2007
	(expressed in thousands)
Revenue	$6,106	$10,413
(Loss) income from discontinued operations before taxes and gain on sale	(628)	1,576
(Benefit) provision for income taxes	(260)	621
(Loss) income from discontinued operations, net of tax	$(368)	$955

There were no significant assets or liabilities of discontinued operations at October 3, 2009. The assets and liabilities of discontinued operations at September 27, 2008 were as follows:

2008
(expressed in thousands)
Accounts receivable, net of allowances for doubtful accounts	$149
Unbilled accounts receivable	88
Current deferred tax assets	143
Total assets of discontinued operations (1)	$380

Accrued income taxes	$177
Total liabilities of discontinued operations (2)	$177

(1)	Total assets of discontinued operations balance is reported in Prepaid Expenses and Other Current Assets in the accompanying Consolidated Balance Sheet.

(2)	Total liabilities of discontinued operations balance is reported in Other Accrued Liabilities in the accompanying Consolidated Balance Sheet.

4. Capital Assets:

Property and Equipment
Property and equipment at October 3, 2009 and September 27, 2008 consist of the following:

	2009	2008
	(expressed in thousands)
Land and improvements	$1,716	$1,668
Buildings and improvements	52,921	45,700
Machinery and equipment	96,156	91,851
Total	150,793	139,219
Less accumulated depreciation	(94,675)	(88,685)
Property and equipment, net	$56,118	$50,534

Goodwill
The changes to the carrying amount of goodwill for fiscal years ended October 3, 2009 and September 27, 2008 were as follows:

	2009	2008
	(expressed in thousands)
Beginning balance	$1,668	$1,642
Acquisition of SANS	13,604	—
Currency translation	(66)	26
Ending balance	$15,206	$1,668

At October 3, 2009 and September 27, 2009, $13.5 million and $1.7 million of goodwill was associated with the Test and Sensors segments, respectively. At September 27, 2008, goodwill of $1.7 million was associated entirely with the Sensors segment.

Other Intangible Assets
Other intangible assets at October 3, 2009 and September 27, 2008 consist of the following:

	October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$8,062	$(729)	$7,333	5.0
Patents	9,225	(652)	8,573	15.4
Trademarks and trade names	5,583	(412)	5,171	30.2
Non-compete agreements	2,435	(812)	1,623	3.0
Land-use rights	1,144	(18)	1,126	47.8
	$26,449	$(2,623)	$23,826	15.6

	September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$4,155	$—	$4,155	5.0
Trademarks and trade names	435	(227)	208	33.0
	$4,590	$(227)	$4,363	7.7

Amortization expense recognized during the fiscal years ended October 3, 2009 and September 27, 2008 was $2.4 million and less than $0.1 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
2010	$3,286
2011	$3,285
2012	$2,473
2013	$2,473
2014	$1,744

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

5. Business Segment Information:

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating units. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating units have been aggregated for financial statement purposes and categorized into two reportable segments, “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007, were as follows:

	2009	2008	2007
	(expressed in thousands)
Revenue
Test	$342,595	$364,068	$333,185
Sensors	66,286	96,447	76,906
Total Revenue	$408,881	$460,515	$410,091

Income from Operations
Test	$17,494	$41,108	$39,215
Sensors	7,100	20,653	14,757
Total Income from Operations	$24,594	$61,761	$53,972

Identifiable Assets
Test	$289,700	$301,346	$261,040
Sensors	97,214	97,431	83,864
Discontinued Operations	—	380	8,077
Total Assets	$386,914	$399,157	$352,981

Other Segment Data
Test:
Goodwill	$13,538	$—	$—
Capital expenditures	8,134	7,643	8,908
Depreciation and amortization	$10,090	$7,317	$6,290
Sensors:
Goodwill	$1,668	$1,668	$1,642
Capital expenditures	1,623	2,109	3,132
Depreciation and amortization	$2,042	$1,890	$1,695

Geographic information was as follows:

	2009	2008	2007
	(expressed in thousands)
Revenue
United States	$123,336	$147,766	$134,889
Europe, excluding Germany	95,368	92,995	97,867
China	61,209	35,325	30,571
Japan	47,500	48,802	42,600
Germany	33,341	58,962	49,597
Asia, excluding Japan & China	29,439	55,396	40,180
Other	18,688	21,269	14,387
Total Revenue	$408,881	$460,515	$410,091

Property and Equipment, Net
United States	$34,613	$38,915	$35,312
Europe	12,668	10,085	12,403
Asia	8,837	1,534	2,032
Total Property and Equipment, Net	$56,118	$50,534	$49,747

Revenue by geographic area is presented based on customer location. No countries other than the United States, Germany, China and Japan had revenue in excess of 10% of the Company’s total revenue during any of the periods presented. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented.

6. Fair Value Measurements

ASC 820-10 Adoption
Effective September 28, 2008, the Company adopted certain of the provisions of SFAS No. 157, “Fair Value Measurements” as codified by ASC 820-10. ASC 820-10 provides a framework for measuring fair value under GAAP, and defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (exit price). ASC 820-10 clarifies that a fair value measurement should include an adjustment for risk if market participants would include a risk adjustment in pricing the related asset or liability.

In February 2008, the FASB issued FSP 157-2 as codified by ASC 820-10-15-1A. ASC 820-10-15-1A delays the effective date of ASC 820-10 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair vailue in the financial statements on a recurring basis (at least annually). The Company elected the partial deferral of ASC 820-10 under the provisions of ASC 820-10-15-1A related to its application when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The Company does not expect the adoption of the deferred portions of ASC 820-10 to have a material impact on its consolidated financial statements.

In determining the fair value of financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability, and adjusts for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the fair value hierarchy are as follows:

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of October 3, 2009, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$—	$234	$—	$234
Total assets	$—	$234	$—	$234

Liabilities:
Currency contracts(1)	$—	$1,199	$—	$1,199
Interest rate swaps(2)		1,894	—	1,894
Total liabilities	$—	$3,093	$—	$3,093

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

Financial Instruments not Measured at Fair Value
Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

ASC 825 Adoption
Effective September 28, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assts and Financial Liabilities – Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’” as codified by ASC 825. ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value. Upon adoption of ASC 825, the Company evaluated its existing eligible financial assets and liabilities and determined that the risk of volatility in earnings, which could result from underlying changes in the fair values of those assets and liabilities, was not significant. As a result, the Company did not elect to apply the fair value provisions to any of them. However, because the election to apply the provisions of ASC 825 is determined on an instrument-by-instrument basis, the Company may elect the fair value measurement option on future eligible financial assets and liabilities.

7. Financing:

Short-term borrowings at October 3, 2009 and September 27, 2008 consist of the following:

	2009	2008
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.76% rate in effect at October 3, 2009), maturing October 2009, with optional month-to-month term renewal and loan repricing until December 2012	$11,000	$11,000
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at October 3, 2009), maturing October 2009, with optional month-to-month term renewal and loan repricing until December 2012	13,000	13,000
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at October 3, 2009), maturing October 2009, with optional month-to-month term renewal and loan repricing until December 2012	10,000	—
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at October 3, 2009), maturing October 2009, with optional month-to-month term renewal and loan repricing until December 2012	6,000	—
Notes payable, non-interest bearing	182	338
Total Short-Term Borrowings	$40,182	$24,338

On December 18, 2007, the Company entered into a five-year unsecured credit agreement (“Credit Facility”). The Credit Facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes until December 2012. At October 3, 2009, outstanding borrowings under the Credit Facility aggregated $40.0 million.

The weighted average interest rate on outstanding borrowings under the Credit Facility during the fiscal years ended October 3, 2009 and September 27, 2008 was 1.32% and 2.95%, respectively. In order to mitigate its exposure to interest rate increases on its floating rate indeptedness, the Company has entered into floating to fixed interest rate swaps. The Company intends to renew each of the outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with each borrowing. See Note 1 to the Consolidated Financial Statements for additional information on the interest rate swaps.

At the Company’s election, future borrowings under the Credit Facility can be structured to bear interest at either an alternate base rate (“ABR”) or an adjusted LIBOR plus an applicable margin. The ABR is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. At October 3, 2009, the prime rate of 3.25% was the applicable ABR. The adjusted LIBOR is generally determined based on the multiple of the applicable LIBOR and a statutory reserve factor, considering the projected period of use of the loan proceeds. The applicable margin applied to adjusted LIBOR on borrowings varies based on the Company’s leverage ratio. At October 3, 2009, the spread of the adjusted LIBOR plus the applicable margin ranged from 0.69% to 1.05%. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.09% and 0.18%, based on the Company’s leverage ratio. During each the fiscal years ended October 3, 2009 and September 27, 2008, commitment fees incurred on the Credit Facility were less than $0.1 million.

Notes payable at October 3, 2009 and September 27, 2008 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

At October 3, 2009 the Company had no outstanding long-term debt obligations. Long-term debt at September 27, 2008 was as follows:

2008

7.5% note, unsecured, due in semi-annual installments of $1,154, expired July 2009	$2,308
Less Current Maturities of Long-Term Debt	(2,308)
Total Long-Term Debt, Less Current Maturities	$—

The Company is subject to financial covenants, among other restrictions, under the Credit Facility, including, among other covenants, the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 3, 2009 and September 27, 2008, the Company was in compliance with these financial covenants.

At October 3, 2009, the Company had outstanding letters of credit and guarantees totaling $23.1 million and $2.7 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment.

8. Income Taxes:

The components of income before income taxes for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 were as follows:

	2009	2008	2007
	(expressed in thousands)
Income before income taxes and discontinued operations:
Domestic	$15,965	$29,745	$31,211
Foreign	7,938	35,715	25,379
Total	$23,903	$65,460	$56,590

The provision for income taxes from continuing operations for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 was as follows:

	2009	2008	2007
	(expressed in thousands)
Current provision (benefit):
Federal	$(601)	$9,016	$7,791
State	5	1,080	1,530
Foreign	7,435	11,943	10,425
Deferred	(330)	(3,689)	(4,197)
Total provision	$6,509	$18,350	$15,549

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 is as follows:

	2009	2008	2007

United States federal statutory income tax rate	35%	35%	35%
Tax benefit of export sales	—	—	(1)
Foreign provision (less than) greater than of U.S. tax rate	1	(1)	(2)
Settlement of audits, favorable resolution of accrued tax matters	—	(2)	—
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(13)	—	(5)
Domestic production activities deduction	(1)	(1)	(1)
Foreign tax credits	—	(5)	—
Valuation allowances against deferred tax assets	1	—	—
Tax exempt income	—	—	(1)
Nondeductible stock option expense and other permanent items	3	1	2
Effective income tax rate	27%	28%	28%

A summary of the deferred tax assets and liabilities for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 is as follows:

	2009	2008	2007
	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$9,212	$7,887	$6,907
Inventory reserves	3,621	1,679	2,466
Intangible assets	109	—	(61)
Allowance for doubtful accounts	132	163	215
Other assets	2,991	3,323	655
Net operating loss carryovers	2,093	2,555	1,483
Unrealized derivative instrument losses	804	82	119
Capital loss carryovers	—	—	34
Research and development and foreign tax credits	1,187	2,713	305
Total deferred tax asset before valuation allowance	20,149	18,402	12,123
Less valuation allowance	(987)	(809)	(781)
Total Deferred Tax Asset	$19,162	$17,593	$11,342
Deferred Tax Liability:
Property and equipment	$7,485	$4,193	$3,784
Intangible Assets	—	40	—
Foreign deferred revenue and other	2,133	4,300	4,197
Total Deferred Tax Liability	$9,618	$8,533	$7,981
Net Deferred Tax Asset	$9,544	$9,060	$3,361

As of October 3, 2009, the Company’s French, Swedish, Chinese and one of its German subsidiaries had net operating loss carryovers of $3.3 million, $0.6 million, $0.2 million and $2.5 million, respectively. These net operating loss carryovers will not expire under local tax law, except for China which has a five year limitation. The Company determined that the benefit of the German and Swedish subsidiaries net operating loss carryover of $2.5 million and $0.6 million, respectively are not likely to be realized. Accordingly, as of October 3, 2009, the Company had a full valuation allowance against each of the German and Swedish subsidiaries’ deferred tax assets in the amount of $0.8 million, and $0.2 million, respectively.

During fiscal year 2009, U.S. research and development tax credit legislation was extended with an effective date retroactive to January 1, 2008. This legislation allowed the Company to recognize $3.0 million of tax benefits in fiscal year 2009, partly due to tax credits available on applicable research and development spending by the Company during the last three fiscal quarters of fiscal year 2008 and partly due to a full year of credit for fiscal year 2009.

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

According to ASC 740-30, income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. At October 3, 2009, undistributed earnings permanently reinvested in international subsidiaries were approximately $119 million. The Company has not provided for U.S. income taxes, or any of the related foreign tax credits, on these earnings.

In the fiscal years ended October 3, 2009, September 27, 2008, September 29, 2007, the Company recognized (shortfalls)/benefits of ($0.5) million, $1.3 million, and $2.7 million, respectively, related to the Company’s equity compensation plans. These (shortfalls)/benefits were directly allocated to Shareholders’ Investment on the Consolidated Balance Sheet. Additionally, the deferred tax asset or liability related to the Company’s unrealized gain or loss associated with derivative instruments was directly allocated to Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment. The deferred tax asset associated with the defined benefit pension plan of one of the Company’s German subsidiaries was also directly allocated to Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment.

Effective September 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as codified by ASC 740-10. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a threshold for recognizing and measuring attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740-10 provides guidance on subsequent de-recognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements.

A summary of changes in the Company’s liability for unrecognized tax benefits for the fiscal years ended October 3, 2009 and September 27, 2008 is as follows:

	2009	2008
	(expressed in thousands)
Beginning balance	$4,009	$5,252
(Decrease) increase due to tax positions related to the current year	(151)	162
Decrease due to settlement of tax positions related to prior years	—	(867)
Decrease due to lapse of statute of limitations	(267)	(575)
Exchange rate change	—	37
Ending balance	$3,591	$4,009

Included in the balance of unrecognized tax benefits at October 3, 2009 are potential benefits of $1.7 million that, if recognized, would favorably impact the effective tax rate on continuing operations.

At October 3, 2009 and September 27, 2008, the Company had accrued interest related to uncertain income tax positions of approximately $0.7 million and $0.5 million, respectively. At October 3, 2009 and September 27, 2008, no accrual for penalties related to uncertain tax positions existed. Upon adoption of ASC 740-10, the Company elected to classify interest and penalties related to uncertain tax positions in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income. Previously, the Company recognized interest and penalties in Provision for Income Taxes on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2006 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2005. The Company’s Japanese and French tax returns have been examined by the tax authorities through fiscal year 2006. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2005. As of October 3, 2009, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company’s domestic entity and certain of its foreign subsidiaries are expected to receive income tax refunds within the next twelve months. As a result, the Company has recognized a current income tax receivable of $3.3 million at October 3, 2009, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet.

9. Employee Benefit Plans:

The Company offers a retirement plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement plan allows eligible employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.2 million, $2.2 million, and $1.9 million in fiscal years 2009, 2008, and 2007, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $2.6 million, $2.7 million, and $2.7 million in fiscal years 2009, 2008, and 2007, respectively.

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plan. The Company uses a September 30 measurement date for this defined benefit retirement plan.

During the fiscal year ended October 3, 2009, the Company initiated workforce reduction actions, in order to align the Company’s operating cost structure with changing market conditions. These actions resulted in both voluntary and involuntary terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. The voluntary termination actions were executed under early retirement plan arrangements which provide, among other benefits, special termination benefits involving the Company’s funding of the defined benefit pension plan for future service periods in effect throughout the contractual term of each early retirement arrangement. During the fiscal year ended October 3, 2009, the Company recognized costs of $0.3 million associated with these special termination benefits. The special termination benefits are to be paid directly from the Company’s assets throughout the contractual terms of the arrangements, the lengths of which range from approximately 1.0 to 5.5 years. See Note 10 to the Consolidated Financial Statements for additional information regarding the Company’s cost reduction actions that were initiated during the fiscal year ended October 3, 2009.

The Company recognizes the funded status of the defined benefit pension in its statement of financial position, recognizes changes in that funded status in the year in which the changes occur through comprehensive income, and measures the plan’s assets and its obligations that determine its funded status as of the end of the Company’s fiscal year.

The pretax amounts recognized in Accumulated Other Comprehensive Income as of October 3, 2009 and September 27, 2008 consist of the following:

	2009	2008
	(expressed in thousands)
Actuarial net loss	$1,750	$329
Prior service cost	—	15
	$1,750	$344

The portion of the pretax amount in Accumulated Other Comprehensive Income at September 27, 2008 that was recognized during the fiscal year ended October 3, 2009 was less than $0.1 million. The portion of the pretax amount in Accumulated Other Comprehensive Income at October 3, 2009 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is less than $0.1 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended October 3, 2009 and September 27, 2008:

	2009	2008
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$13,020	$13,117
Service cost	400	551
Interest cost	764	740
Actuarial loss (gain)	1,283	(1,439)
Exchange rate change	167	361
Benefits paid	(303)	(310)
Special termination benefits	262	—
Projected benefit obligation, end of year	$15,593	$13,020

Change in plan assets:
Fair value of plan assets, beginning of year	$12,775	$—
Actual return on plan assets	695	(116)
Employer contributions	488	13,198
Exchange rate change	21	3
Benefits paid	(303)	(310)
Fair value of plan assets, end of year	$13,676	$12,775

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at October 3, 2009 and September 27, 2008:

	2009	2008
	(expressed in thousands)
Funded status:
Funded status, end of year	$(1,917)	$(245)
Accumulated other comprehensive loss	1,750	344
Net amount recognized	$(167)	$99

Amounts recognized in consolidated balance sheets:
Pension benefit plan	$(1,917)	$(245)
Deferred income taxes	528	104
Accumulated other comprehensive income, net of tax	1,222	240
Net amount recognized	$(167)	$99

The weighted average assumptions used to determine the defined benefit retirement plan obligation at October 3, 2009 and September 27, 2008, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2009	2008
Discount rate	5.5%	6.4%
Expected rate of return on plan assets	5.9%	5.9%
Expected rate of increase in future compensation levels	3.0%	3.2%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

The objective of the Company’s investment policy for the defined benefit retirement plan is earn the highest possible total returns consistent with the preservation of capital and anticipated liquidity requirements while minimizing the volatility of returns. The plan fiduciaries set the long-term strategic investment objectives for the defined benefit retirement plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are reviewed periodically. Plan assets are currently allocated to fixed income, equity, cash and cash equivalent, and other categories (see table below). Within these categories, investments are allocated to multiple investment classes. Any decisions to change the asset allocation are made by the plan fiduciaries however, investment into equity securities is limited to a maximum of 40% of total plan assets. The expected long-term rate of return of plan assets of 5.9% for the fiscal year ended October 3, 2009 was determined by considering historical and expected returns for each asset class and the effect of periodic asset rebalancing and reallocation. While historical returns are not guarantees of future performance, current and future allocations are expected to meet the objectives of the defined benefit retirement plan.

The actual defined benefit retirement plan asset allocation at October 3, 2009 and September 27, 2008, by asset category, is as follows:

	2009	2008
Fixed income securities	71.0%	76.3%
Equity securities	19.3%	9.6%
Cash and cash equivalents	2.3%	8.6%
Other	7.4%	5.5%
	100.0%	100.0%

Net periodic benefit cost for the Company’s defined retirement plan for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 included the following components:

	2009	2008	2007
	(expressed in thousands)
Service cost	$400	$551	$513
Interest cost	764	740	562
Expected return on plan assets	(702)	(44)	—
Net amortization and deferral	14	35	133
Special termination benefits	262	—	—
Net periodic benefit cost	$738	$1,282	$1,208

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of October 3, 2009 and September 27, 2008 was $14.4 million and $11.8 million, respectively. During fiscal year 2007, the Company was required to recognize an additional minimum pension liability due to the fact that the fair value of pension plan assets was less than the accumulated benefit obligation at the end of the plan year. As a result, the Company recorded a non-cash adjustment to Accumulated Other Comprehensive Income of $0.7 million, or $1.2 million on a pre-tax basis.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Future Benefit payments:

Fiscal Year	Pension Benefits
(expressed in thousands)
2010	$434
2011	554
2012	620
2013	695
2014	752
2015 through 2019	4,676
$7,731

10. Severance Costs:

The Company initiated workforce reduction actions throughout fiscal year 2009, in order to align the Company’s operating cost structure with changing market conditions. As a result of the workforce reduction actions, the Company incurred severance and benefit costs totaling $12.1 million during the fiscal year ended October 3, 2009, of which $10.9 million and $1.2 million was reported in the Test and Sensors segments, respectively. At October 3, 2009, the remaining severance liability was $8.4 million, of which $5.6 million will be paid over the next twelve months.

The following table summarizes the severance charges included in the Company’s Consolidated Statement of Income for fiscal year ended October 3, 2009:

2009
(expressed in thousands)
Cost of sales	$6,770
Research and development	155
Selling and marketing	3,989
General and administrative	1,171
Total severance costs	$12,085

11. Commitments and Contingencies:

Litigation: The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. The Company believes the final outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations. The Company expenses legal costs as incurred.

Leases: Total lease expense associated with continuing operations was $5.9 million, $5.4 million, and $5.4 million for fiscal years 2009, 2008, and 2007, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in thousands)
2010	$5,095
2011	4,154
2012	2,818
2013	1,659
2014	778
Thereafter	2,584
$17,088

12. Related Party Transactions:

During the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.1 million, $1.6 million and $1.4 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to management of the Company. At October 3, 2009 and September 27, 2008, net outstanding payments due to Mark-Tronik by MTS Sensors were less than $0.1 million.

During the fiscal year ended October 3, 2009 the Company purchased legal services from Gray Plant Mooty Mooty and Bennett, P.A. (“GPM”) aggregating to approximately $0.2 million. A shareholder of GPM is a related party to management of the Company. At October 3, 2009 net outstanding payments due to GPM by the Company was less than $0.1 million.

13. Subsequent Events:

The Company has evaluated the period beginning October 4, 2009 through December 1, 2009, the date the Company’s annual financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS AND RESTRUCTURING RESERVES

FOR THE FISCAL YEARS ENDED OCTOBER 3, 2009, SEPTEMBER 27, 2008,
AND SEPTEMBER 29, 2007

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written-Off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2009	$1,008	$755	$(353)	$1,410

2008	1,518	(111)	(399)	1,008

2007	1,350	320	(152)	1,518

Restructuring Reserves:

2009	$—	$—	$—	$—

2008	—	—	—	—

2007	40	—	(40)	—