Form 10-Q
period 2010-01-02
MTS SYSTEMS CORP
filed 2010-02-04
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 2, 2010

or

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

☐  Yes                                              ☒  No

The number of shares outstanding of the Registrant’s common stock as of February 2, 2010 was 16,499,789 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 2, 2010

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited - in thousands, except per share data)

	January 2, 2010	October 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$113,681	$118,885
Accounts receivable, net of allowances for doubtful accounts of $1,124 and $1,410 respectively	89,591	72,553
Unbilled accounts receivable	18,244	27,246
Inventories	48,432	47,969
Prepaid expenses and other current assets	7,619	6,583
Deferred tax assets	12,051	12,322
Total current assets	289,618	285,558

Property and equipment, net	55,177	56,118
Goodwill	15,174	15,206
Other intangible assets, net	23,551	23,826
Other assets	3,780	4,181
Deferred tax assets	1,988	2,025
Total Assets	$389,288	$386,914

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,138	$40,182
Accounts payable	17,994	18,630
Accrued payroll and related costs	26,145	25,376
Advance payments from customers	50,835	46,739
Accrued warranty costs	10,001	9,774
Accrued income taxes	939	1,182
Deferred tax liabilities	947	960
Other accrued liabilities	24,286	25,149
Total current liabilities	171,285	167,992

Deferred tax liabilities	3,853	3,843
Non-current accrued income taxes	3,687	3,591
Pension benefit plan	1,824	1,917
Other long-term liabilities	5,565	5,606
Total Liabilities	186,214	182,949

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 16,524 and 16,564 shares issued and outstanding	4,131	4,141
Retained earnings	175,079	174,301
Accumulated other comprehensive income	23,864	25,523
Total Shareholders' Investment	203,074	203,965
Total Liabilities and Shareholders' Investment	$389,288	$386,914

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended
	January 2, 2010	December 27, 2008

Revenue:
Product	$74,785	$99,397
Service	14,175	17,212
Total revenue	88,960	116,609
Cost of sales:
Product	46,827	63,450
Service	6,951	8,938
Total cost of sales	53,778	72,388
Gross profit	35,182	44,221

Operating expenses:
Selling and marketing	15,986	19,121
General and administrative	9,398	9,902
Research and development	3,370	3,259
Total operating expenses	28,754	32,282

Income from operations	6,428	11,939

Interest expense	(471)	(508)
Interest income	63	517
Other (expense) income, net	(319)	894

Income before income taxes	5,701	12,842
Provision for income taxes	1,864	3,091
Net income	$3,837	$9,751

Earnings per share:
Basic-
Earnings per share	$0.23	$0.58
Weighted average number of common shares outstanding - basic	16,579	16,936

Diluted-
Earnings per share	$0.23	$0.57
Weighted average number of common shares outstanding - diluted	16,617	16,989

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended
	January 2, 2010	December 27, 2008

Cash flows from operating activities:
Net income	$3,837	$9,751
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	610	1,091
Charge for fair value mark-up of acquired inventory	—	844
Net periodic pension benefit cost	109	116
Depreciation and amortization	3,259	2,874
Deferred income taxes	284	(1,183)
Bad debt provision	(318)	24

Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	(8,707)	15,824
Inventories	(839)	(3,159)
Prepaid expenses	(1,223)	(1,395)
Other assets	1	(432)
Accounts payable	(496)	(8,427)
Accrued payroll and related costs	189	(9,009)
Advance payments from customers	4,216	(2,900)
Accrued warranty costs	277	120
Other	486	1,402
Net cash provided by operating activities	1,685	5,541

Cash flows from investing activities:
Purchases of property and equipment	(1,782)	(3,022)
Purchase of business	—	(18,946)
Net cash used in investing activities	(1,782)	(21,968)

Cash flows from financing activities:
Net (repayments) receipts under short-term borrowings	(40)	15,988
Cash dividends	(2,484)	(2,547)
Proceeds from exercise of stock options and employee stock purchase plan	343	39
Payments to purchase and retire common stock	(1,433)	(3,613)
Net cash (used in) provided by financing activities	(3,614)	9,867
Check	-	-
Effect of exchange rate on changes in cash	(1,493)	(2,753)

Net decrease in cash and cash equivalents	(5,204)	(9,313)
Check	-	-
Cash and cash equivalents, at beginning of period	118,885	114,099
Cash and cash equivalents, at end of period	$113,681	$104,786
Check	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$389	$277
Income taxes	$1,964	$3,269

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2009 filed with the SEC. Interim results of operations for the three-month period ended January 2, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at January 2, 2010 and October 3, 2009 were as follows:

	January 2, 2010	October 3, 2009
	(expressed in thousands)
Customer projects in various stages of completion	$15,071	$15,075
Components, assemblies and parts	33,361	32,894
Total	$48,432	$47,969

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs was $0.4 million for the three-month period ended January 2, 2010. No amortization expense was recognized during the three-month period ended December 27, 2008. See Note 4 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

Goodwill.  Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized to income, but instead tested for impairment at least annually, during the fourth quarter of each fiscal year. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired.

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three-month periods ended January 2, 2010 and December 27, 2008 were as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Beginning balance	$9,774	$6,107
Warranty provisions	2,277	1,925
Warranty claims	(1,999)	(1,835)
Acquisition of SANS	—	73
Currency translation	(51)	(37)
Ending balance	$10,001	$6,233

Income Taxes.  The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 10 in the Condensed Notes to Consolidated Financial Statements for additional information on income taxes.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-14 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” as codified by ASC 715-20-65-2. This standard amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” as codified by ASC 715-20 and requires additional disclosures regarding defined benefit plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. The Company believes the additional disclosures required upon the adoption of ASC 715-20-65-2 will not impact its consolidated financial condition or results of operations.

3. Capital Assets

Property and Equipment

Property and equipment at January 2, 2010 and October 3, 2009 consist of the following:

	January 2, 2010	October 3, 2009
	(expressed in thousands)
Land and improvements	$1,715	$1,716
Buildings and improvements	52,650	52,921
Machinery and equipment	97,317	96,156
Total	151,682	150,793
Less accumulated depreciation	(96,505)	(94,675)
Property and equipment, net	$55,177	$56,118

Goodwill

The changes to the carrying amount of goodwill for the three-month period ended January 2, 2010 were as follows:

Three Months Ended January 2, 2010
(expressed in thousands)
Beginning balance	$15,206
Currency translation	(32)
Ending balance	$15,174

At January 2, 2010, $13.5 million and $1.7 million of goodwill was associated with the Test and Sensors segments, respectively.

Other Intangible Assets

Other intangible assets at January 2, 2010 and October 3, 2009 consist of the following:

	January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$8,550	$(1,125)	$7,425	5.0
Patents	9,287	(819)	8,468	15.4
Trademarks and trade names	5,578	(458)	5,120	30.2
Non-compete agreements	2,432	(1,013)	1,419	3.0
Land-use rights	1,143	(24)	1,119	47.8
Total	$26,990	$(3,439)	$23,551	15.4

	October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$8,062	$(729)	$7,333	5.0
Patents	9,225	(652)	8,573	15.4
Trademarks and trade names	5,583	(412)	5,171	30.2
Non-compete agreements	2,435	(812)	1,623	3.0
Land-use rights	1,144	(18)	1,126	47.8
Total	$26,449	$(2,623)	$23,826	15.6

Amortization expense recognized during the three-month periods ended January 2, 2010 and December 27, 2008 was $0.8 million and $0.4 million, respectively.

4. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.2 million and 1.4 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended January 2, 2010 and December 27, 2008, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands, except per share data)
Net income	$3,837	$9,751

Weighted average common shares outstanding	16,579	16,936
Dilutive potential common shares	38	53
Total diluted weighted shares outstanding	16,617	16,989

Earnings per share:
Basic	$0.23	$0.58
Diluted	$0.23	$0.57

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the periods ended January 2, 2010 and December 27, 2008 was as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Revenue by Segment:
Test	$71,873	$97,208
Sensors	17,087	19,401
Total revenue	$88,960	$116,609

Income from Operations by Segment:
Test	$3,237	$9,040
Sensors	3,191	2,899
Total income from operations	$6,428	$11,939

6. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of January 2, 2010, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to ASC 815. The Company’s balance sheet derivatives are accounted for and reported under the guidance of ASC 830-20-10. The fair value of the Company’s outstanding designated hedge derivative and undesignated derivative assets and liabilities were reported in the January 2, 2010 and October 3, 2009 Consolidated Balance Sheet as follows:

	January 2, 2010
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$138	$107
Interest rate swaps	—	1,646
Total designated hedge derivatives	138	1,753

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	66	599
Total hedge and other derivatives	$204	$2,352

	October 3, 2009
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$234	$470
Interest rate swaps	—	1,894
Total designated hedge derivatives	234	2,364

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	—	729
Total hedge and other derivatives	$234	$3,093

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

At January 2, 2010 and December 27, 2008, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $10.5 million and $46.3 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $10.4 million and $22.7 million at January 2, 2010 and December 27, 2008, respectively. At January 2, 2010 the net market value of the foreign currency exchange contracts was a net asset of less than $0.1 million, consisting of $0.1 million in assets and $0.1 million in offsetting liabilities. At December 27, 2008, the net market value of foreign currency exchange contracts was a net liability of $1.9 million, consisting of $2.2 million in liabilities and $0.3 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three-month periods ended January 2, 2010 and December 27, 2008, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$(519)	$108
Net loss reclassified into Revenue (effective portion)	354	991
Net gain (loss) recognized in OCI (effective portion)	173	(2,376)
Ending unrealized net gain (loss) in AOCI	$8	$(1,277)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three-month periods ended January 2, 2010 and December 27, 2008. At January 2, 2010 and December 27, 2008, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of less than $0.1 million and a net loss of $1.0 million, respectively. The maximum remaining maturity of any forward or optional contract at January 2, 2010 and December 27, 2008 was 0.8 years and 1.0 years, respectively.

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

At January 2, 2010 and December 27, 2008, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of those dates. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At January 2, 2010 and December 27, 2008, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at January 2, 2010 and December 27, 2008, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.76%. The total market value of the interest rate swaps at January 2, 2010 and December 27, 2008 was a liability of $1.6 million and $2.1 million, respectively.

The pretax amounts recognized in AOCI on interest rate swaps for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,894)	$(199)
Net loss reclassified into Interest expense (effective portion)	311	76
Net loss recognized in OCI (effective portion)	(63)	(1,988)
Ending unrealized net loss in AOCI	$(1,646)	$(2,111)

Foreign Currency Balance Sheet Derivatives

The Company also uses currency exchange derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other Income, net on the Consolidated Statement of Income in the current period.

At January 2, 2010 and December 27, 2008, the Company had outstanding balance sheet currency exchange derivative contracts with gross notional U.S. dollar equivalent amounts of $30.6 million and $35.3 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at January 2, 2010 and December 27, 2008 was $4.8 million and $12.9 million, respectively. At January 2, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.5 million, consisting of $0.6 million in liabilities and $0.1 million in offsetting assets. At December 27, 2008, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.3 million, consisting of $0.4 million in liabilities and $0.1 million in offsetting assets.

The net gains (losses) recognized in the Consolidated Statements of Income on balance sheet currency exchange derivative contracts for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Net gain (loss) recognized in Other (expense) income, net	$97	$(803)

7. Fair Value Measurements

ASC 820-10 Adoption

Effective September 28, 2008, the Company adopted certain of the provisions of SFAS No. 157, “Fair Value Measurements” as codified by ASC 820-10. In February 2008, the FASB issued FSP 157-2 as codified by ASC 820-10-15-1A. ASC 820-10-15-1A delays the effective date of ASC 820-10 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected the partial deferral of ASC 820-10 under the provisions of ASC 820-10-15-1A related to its application when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The Company’s adoption of the deferred portions of ASC 820-10 on October 4, 2009 did not have an impact on its consolidated financial condition or results of operations.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

As of January 2, 2010 and October 3, 2009, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	January 2, 2010
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$—	$204	$—	$204
Total assets	$—	$204	$—	$204

Liabilities:
Currency contracts(1)	$—	$706	$—	$706
Interest rate swaps(2)		1,646	—	1,646
Total liabilities	$—	$2,352	$—	$2,352

	October 3, 2009
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$—	$234	$—	$234
Total assets	$—	$234	$—	$234

Liabilities:
Currency contracts(1)	$—	$1,199	$—	$1,199
Interest rate swaps(2)		1,894	—	1,894
Total liabilities	$—	$3,093	$—	$3,093

(1)     Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)     Based on LIBOR and swap rates.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Periodically, these nonfinancial assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or operating segment upon which they reside. In the event any of these nonfinancial assets were to become impaired, the Company would recognize an impairment loss equal to the amount by which the carrying value of the impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units or operating segments are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements of the reporting units associated with the Company’s goodwill balances are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements of the operating segments associated with the Company’s intangible assets and other long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.

Financial Instruments not Measured at Fair Value

Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

8. Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, consists of net income, pension benefit plan adjustments, derivative instrument gains or losses, and foreign currency translation adjustments.

Comprehensive Income for the periods ended January 2, 2010 and December 27, 2008 was as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Net income	$3,837	$9,751
Change in cumulative translation adjustment	(2,200)	(3,011)
Pension benefit plan adjustments	57	138
Change in unrealized loss on derivative instruments	484	(2,078)
Comprehensive income	$2,178	$4,800

9. Financing

Short-term borrowings at January 2, 2010 and October 3, 2009 consist of the following:

	January 2, 2010	October 3, 2009
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at January 2, 2010), maturing January 2010, with optional month-to-month term renewal and loan repricing until 2012	$11,000	$11,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at January 2, 2010), maturing January 2010, with optional month-to-month term renewal and loan repricing until 2012	13,000	13,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at January 2, 2010), maturing January 2010, with optional month-to-month term renewal and loan repricing until 2012	6,000	6,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at January 2, 2010), maturing January 2010, with optional month-to-month term renewal and loan repricing until 2012	10,000	10,000

Notes payable, non-interest bearing	138	182
Total short-term borrowings	$40,138	$40,182

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At January 2, 2010 and October 3, 2009, outstanding borrowings under the credit facility were $40.0 million. At January 2, 2010, the Company had outstanding letters of credit drawn from the credit facility totaling $5.0 million, leaving approximately $30.0 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. The Company intends to renew each of the outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. At January 2, 2010, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average fixed interest rate applicable to outstanding credit facility borrowings was 3.76%. See Note 6 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

10. Income Taxes

As of January 2, 2010, the Company’s liability for unrecognized tax benefits was $3.7 million, of which $1.8 million would favorably affect the Company’s effective tax rate if recognized. At October 3, 2009, the Company’s liability for unrecognized tax benefits was $3.6 million, of which $1.7 million would favorably affect the Company’s effective tax rate if recognized. As of January 2, 2010, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

11. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended January 2, 2010 and December 27, 2008 included the following components:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(expressed in thousands)
Service cost	$95	$98
Interest cost	213	187
Expected return on plan assets	(203)	(172)
Net amortization and deferral	4	3
Net periodic benefit cost	$109	$116

12. Subsequent Events

The Company has evaluated the period beginning January 3, 2010 through February 4, 2010, the date the Company’s quarterly financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. Such important factors include:

  The Company’s business is significantly international in scope, which poses multiple unique risks
  Volatility in the global economy could adversely affect results
  The Company’s business is subject to strong competition
  The Company may not achieve its growth plans for the expansion of the business
  The Company may experience difficulties obtaining the services of skilled employees
  The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
  The business could be adversely affected by product liability and commercial litigation
  The Company may experience difficulty obtaining materials or components for its products
  Government regulation could impose significant costs and other constraints
  The sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
  The Company’s customers are in cyclical industries
  Interest rate fluctuations could adversely affect results

The performance of the Company’s business and its securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2010.

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

Summary of Financial Results

Three Months Ended January 2, 2010 (“First Quarter of Fiscal 2010”) Compared to Three Months Ended October 3, 2009 (“Fourth Quarter of Fiscal 2009”)

Highlights for the First Quarter of Fiscal 2010 compared to the Fourth Quarter of Fiscal 2009 include:

  Orders increased 12.7% compared to $95.5 million for the Fourth Quarter of Fiscal 2009, primarily driven by increased volume in both segments. This increase includes the previously mentioned large custom orders, compared to one large custom order of approximately $7.0 million in the Fourth Quarter of Fiscal 2009. Backlog of undelivered orders was $184.3 million, an increase of 9.9% from backlog of $167.7 million at October 3, 2009.
  Revenue decreased 5.1% to $89.0 million, compared to $93.8 million for the Fourth Quarter of Fiscal 2009, primarily due to the impact of an extra week in the Fourth Quarter of Fiscal 2009. This decrease was comprised of an 8.3% decline in the Test segment, partially offset by a 7.6% increase in the Sensors segment.
  Income from operations was $6.4 million. This compares to a loss from operations of $3.9 million for the Fourth Quarter of Fiscal 2009, which included severance charges of $8.1 million. Excluding severance charges, operating expenses declined $3.3 million in the First Quarter of Fiscal 2010, primarily due to prior year workforce reduction actions and reduced discretionary spending, net of $1.4 million increased variable compensation.
  Earnings per diluted share increased $0.41 to $0.23, compared to a net loss of $0.18 for the Fourth Quarter of Fiscal 2009. Severance charges in the Fourth Quarter of Fiscal 2009 approximated $0.33 per share.

First Quarter of Fiscal 2010 Compared to Three Months Ended December 27, 2008 (“First Quarter of Fiscal 2009”)

Highlights for the First Quarter of Fiscal 2010 compared to the First Quarter of Fiscal 2009 include:

  Orders increased 13.0% to $107.7 million, compared to $95.3 million for the First Quarter of Fiscal 2009, driven by two large custom orders in the Test segment totaling approximately $20 million, partially offset by $0.7 million lower volume in the Sensors segment across all geographies. Backlog of undelivered orders was $184.3 million, compared to $218.4 million at the end of the First Quarter of Fiscal 2009.
  Revenue decreased 23.7% to $89.0 million, compared to $116.6 million for the First Quarter of Fiscal 2009, primarily due to a 28.5% decline in opening backlog, partially offset by a 3.2% favorable impact of currency translation.
  Income from operations decreased 46.2% to $6.4 million, compared to $11.9 million for the First Quarter of Fiscal 2009, as the unfavorable impact of the volume decline in both segments was partially offset by reduced operating expenses.
  Earnings per diluted share decreased $0.34, or 59.6%, to $0.23, compared to $0.57 for the First Quarter of Fiscal 2009, primarily due to lower income from operations which negatively impacted earnings per diluted share by $0.22.
  Cash and cash equivalents at the end of the quarter totaled $113.7 million, compared to $118.9 million at the end of Fiscal 2009. Cash flows from operations generated $1.7 million, primarily driven by earnings, partially offset by higher working capital utilization. During the quarter, the Company invested $1.8 million in capital expenditures, paid $2.5 million in dividends, and purchased approximately 52,700 shares of its common stock for $1.4 million.

Detailed Financial Results

Total Company

Orders and Backlog

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 orders, separately identifying the impact of currency translation (in millions):

	Three Months Ended January 2, 2010	Business Change	Currency Translation	Three Months Ended December 27, 2008
Orders	$107.7	$8.9	$3.5	$95.3

Orders totaled $107.7 million, an increase of $12.4 million, or 13.0%, compared to orders of $95.3 million for the First Quarter of Fiscal 2009. This increase was primarily due to higher order volume in the Test business in the Americas and Europe, including the previously mentioned two large custom orders, and an estimated $3.5 million favorable impact of currency translation, partially offset by lower order volume in the Sensors segment.

On a sequential basis, backlog of undelivered orders at January 2, 2010 was $184.3 million, an increase of 9.9% from backlog of $167.7 million at October 3, 2009. On a year-over-year basis, backlog decreased 15.6% from backlog of $218.4 million at the end of the First Quarter of Fiscal 2009. The Company seldom experiences order cancellations larger than $1.0 million; however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 statements of operations (in millions, except per share data):

	Three Months Ended
	January 2, 2010	December 27, 2008	Variance	% Variance
Revenue	$89.0	$116.6	$(27.6)	-23.7%
Cost of sales	53.8	72.4	(18.6)	-25.7%
Gross profit	35.2	44.2	(9.0)	-20.4%
Gross margin	39.5%	37.9%	1.6%

Operating expenses:
Selling and marketing	16.0	19.1	(3.1)	-16.2%
General administrative	9.4	9.9	(0.5)	-5.1%
Research and development	3.4	3.3	0.1	3.0%
Total operating expenses	28.8	32.3	(3.5)	-10.8%

Income from operations	6.4	11.9	(5.5)	-46.2%

Interest expense	(0.5)	(0.5)	—	0.0%
Interest income	0.1	0.5	(0.4)	-80.0%
Other (expense) income, net	(0.3)	1.0	(1.3)	NM

Income before income taxes	5.7	12.9	(7.2)	-55.8%
Provision for income taxes	1.9	3.1	(1.2)	-38.7%
Net income	$3.8	$9.8	$(6.0)	-61.2%

Diluted earnings per share	$0.23	$0.57	(0.34)	-59.6%

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 results of operations, separately identifying the impact of currency translation (in millions):

	Three Months Ended January 2, 2010	Business Change	Currency Translation	Three Months Ended December 27, 2008
Revenue	$89.0	$(31.3)	$3.7	$116.6
Cost of sales	53.8	(21.1)	2.5	72.4
Gross profit	35.2	(10.2)	1.2	44.2
Gross margin	39.5%			37.9%
Operating expenses:
Selling and marketing	16.0	(3.7)	0.6	19.1
General administrative	9.4	(0.7)	0.2	9.9
Research and development	3.4	0.0	0.1	3.3
Total operating expenses	28.8	(4.4)	0.9	32.3

Income (loss) from operations	$6.4	$(5.8)	$0.3	$11.9

Revenue was $89.0 million, a decrease of $27.6 million, or 23.7%, compared to revenue of $116.6 million for the First Quarter of Fiscal 2009. This decrease was primarily due to lower opening backlog in both segments, partially offset by an estimated $3.7 million favorable impact of currency translation.

Gross profit was $35.2 million, a decrease of $9.0 million, or 20.4%, compared to gross profit of $44.2 million for the First Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 39.5%, an increase of 1.6 percentage points from 37.9% for the First Quarter of Fiscal 2009. This increase was primarily due to favorable product mix in the Test segment, partially offset by a volume decline in both segments.

Selling and marketing expense was $16.0 million, a decrease of $3.1 million, or 16.2%, compared to $19.1 million for the First Quarter of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from prior year workforce reduction actions, lower commissions and sales incentives, and reduced discretionary spending in both segments. Selling and marketing expense as a percentage of revenue was 18.0% on lower volume, compared to 16.4% for the First Quarter of Fiscal 2009.

General and administrative expense was $9.4 million, a decrease of $0.5 million, or 5.1%, compared to $9.9 million for the First Quarter of Fiscal 2009, primarily due to lower compensation and benefits, resulting from prior year workforce reduction actions, and reduced discretionary spending in both segments. General and administrative expense as a percentage of revenue was 10.6% on lower volume, compared to 8.5% for the First Quarter of Fiscal 2009.

Research and development expense was $3.4 million, relatively flat compared to $3.3 million for the First Quarter of Fiscal 2009. Research and development expense as a percentage of revenue was 3.8% on lower volume, compared to 2.8% for the First Quarter of Fiscal 2009.

Income from operations was $6.4 million, a decrease of $5.5 million, or 46.2%, compared to income from operations of $11.9 million for the First Quarter of Fiscal 2009. This decrease was primarily driven by lower gross profit, partially offset by reduced operating expenses. Operating income as a percentage of revenue was 7.2% on lower volume, compared to 10.2% for the First Quarter of Fiscal 2009.

Interest expense was $0.5 million, flat compared to the First Quarter of Fiscal 2009.

Interest income was $0.1 million, a decrease of $0.4 million, compared to $0.5 million for the First Quarter of Fiscal 2009, due to lower interest rates, primarily in Europe.

Other (expense) income, net was $0.3 million of net other expense, a decrease of $1.3 million, compared to $1.0 million of net other income in the First Quarter of Fiscal 2009. This decrease was primarily due to net losses on foreign currency transactions compared to net gains on foreign currency transactions in the First Quarter of Fiscal 2009.

Provision for income taxes totaled $1.9 million for the First Quarter of Fiscal 2010, a decrease of $1.2 million, or 38.7%, compared to $3.1 million for the First Quarter of Fiscal 2009, primarily due to decreased income before income taxes, partially offset by a higher effective tax. The effective tax rate for the First Quarter of Fiscal 2010 was 32.7%, an increase of 8.6 percentage points compared to a tax rate of 24.1% for the First Quarter of Fiscal 2009, primarily due to the enactment of legislation in the First Quarter of Fiscal 2009 that retroactively extended the United States research and development tax credits and provided a tax benefit of $1.0 million.

Net income was $3.8 million, a decrease of $6.0 million, or 61.2%, compared to $9.8 million for the First Quarter of Fiscal 2009. Earnings per diluted share decreased $0.34, or 59.6%, to $0.23, compared to $0.57 for the First Quarter of Fiscal 2009. The decrease was primarily driven by lower income from operations.

Segment Results

Test Segment

Orders and Backlog

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 orders for the Test segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended January 2, 2010	Business Change	Currency Translation	Three Months Ended December 27, 2008
Orders	$90.1	$10.7	$2.4	$77.0

Orders totaled $90.1 million, an increase of $13.1 million, or 17.0%, compared to orders of $77.0 million for the First Quarter of Fiscal 2009, primarily due to higher volume in the Americas and Europe, including the previously mentioned two large custom orders totaling approximately $20 million, as well as an estimated $2.4 million favorable impact of currency translation. There were no large orders in the First Quarter of Fiscal 2009. The Test segment accounted for 83.7% of total Company orders, compared to 80.8% for the First Quarter of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $172.6 million, a sequential increase of 10.4% from backlog of $156.4 million at October 3, 2009. On a year-over-year basis, backlog decreased 17.0% from backlog of $207.9 million at the end of the First Quarter of Fiscal 2009.

Results of Operations

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 results of operations for the Test segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended January 2, 2010	Business Change	Currency Translation	Three Months Ended December 27, 2008
Revenue	$71.9	$(28.0)	$2.7	$97.2
Cost of sales	46.1	(19.9)	2.1	63.9
Gross profit	25.8	(8.1)	0.6	33.3
Gross margin	35.9%			34.2%
Operating expenses:
Selling and marketing	12.8	(2.4)	0.4	14.8
General administrative	7.3	(0.1)	0.1	7.3
Research and development	2.5	0.3	-	2.2
Total operating expenses	22.6	(2.2)	0.5	24.3

Income (loss) from operations	$3.2	$(5.9)	$0.1	$9.0

Revenue was $71.9 million, a decrease of $25.3 million, or 26.0%, compared to revenue of $97.2 million for the First Quarter of Fiscal 2009. The decrease was primarily due to a 29.8% decline in opening backlog, partially offset by an estimated $2.7 million favorable impact of currency translation.

Gross profit was $25.8 million, a decrease of $7.5 million, or 22.5%, compared to gross profit of $33.3 million for the First Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 35.9%, an increase of 1.7 percentage points from 34.2% for the First Quarter of Fiscal 2009. This increase was primarily due to favorable product mix, partially offset by lower volume. Gross profit for the First Quarter of Fiscal 2009 included $0.8 million of costs associated with the sale of inventory that was written up to fair value as part of the SANS acquisition.

Selling and marketing expense was $12.8 million, a decrease of $2.0 million, or 13.5%, compared to $14.8 million for the First Quarter of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees, lower commissions and sales incentives, and reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 17.8% on lower volume, compared to 15.2% for the First Quarter of Fiscal 2009.

General and administrative expense was $7.3 million, flat compared to the First Quarter of Fiscal 2009, as increased legal and other professional fees were offset by lower compensation and benefits, resulting from a reduction in employees and reduced discretionary spending. General and administrative expense as a percentage of revenue was 10.2% on lower volume, compared to 7.5% for the First Quarter of Fiscal 2009.

Research and development expense was $2.5 million, an increase of $0.3 million, or 13.6%, compared to $2.2 million for the First Quarter of Fiscal 2009, due to higher level of planned expenditures. Research and development expense as a percentage of revenue was 3.5% on lower volume, compared to 2.3% for the First Quarter of Fiscal 2009.

Income from operations was $3.2 million, a decrease of $5.8 million, or 64.4%, compared to income from operations of $9.0 million for the First Quarter of Fiscal 2009. The decrease was primarily due to lower gross profit, partially offset by reduced operating expenses. Operating income as a percentage of revenue was 4.5% on lower volume, compared to 9.3% for the First Quarter of Fiscal 2009.

Sensors Segment

Orders and Backlog

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 orders for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended January 2, 2010	Business Change	Currency Translation	Three Months Ended December 27, 2008
Orders	$17.6	$(1.8)	$1.1	$18.3

Orders totaled $17.6 million, a decrease of $0.7 million, or 3.8%, compared to orders of $18.3 million for the First Quarter of Fiscal 2009, primarily due to lower volume in the Americas and Europe. The Sensors segment accounted for 16.3% of total Company orders, compared to 19.2% for the First Quarter of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $11.7 million, a sequential increase of 3.5% from backlog of $11.3 million at October 3, 2009. On a year-over-year basis, backlog increased 11.4% from backlog of $10.5 million at the end of the First Quarter of Fiscal 2009.

Results of Operations

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

The following is a comparison of First Quarter of Fiscal 2010 and First Quarter of Fiscal 2009 results of operations for the Sensors segment, separately identifying the impact of currency translation (in millions):

	Three Months Ended January 2, 2010	Business Change	Currency Translation	Three Months Ended December 27, 2008
Revenue	$17.1	$(3.3)	$1.0	$19.4
Cost of sales	7.7	(1.2)	0.4	8.5
Gross profit	9.4	(2.1)	0.6	10.9
Gross margin	54.8%			56.4%
Operating expenses:
Selling and marketing	3.2	(1.3)	0.2	4.3
General administrative	2.1	(0.6)	0.1	2.6
Research and development	0.9	(0.3)	0.1	1.1
Total operating expenses	6.2	(2.2)	0.4	8.0

Income (loss) from operations	$3.2	$0.1	$0.2	$2.9

Revenue was $17.1 million, a decrease of $2.3 million, or 11.9%, compared to revenue of $19.4 million for the First Quarter of Fiscal 2009. This decrease was primarily driven by reduced worldwide volume, partially offset by an estimated $1.0 million favorable impact of currency translation.

Gross profit was $9.4 million, a decrease of $1.5 million, or 13.8%, compared to gross profit of $10.9 million for the First Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 54.8%, a decrease of 1.6 percentage points from 56.4% for the First Quarter of Fiscal 2009, primarily due to reduced volume.

Selling and marketing expense was $3.2 million, a decrease of $1.1 million, or 25.6%, compared to $4.3 million for the First Quarter of Fiscal 2009. The decrease is primarily due to lower compensation and benefits, resulting from prior year workforce reduction actions, and reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 18.7% on lower volume, compared to 22.2% for the First Quarter of Fiscal 2009.

General and administrative expense was $2.1 million, a decrease of $0.5 million, or 19.2%, compared to $2.6 million for the First Quarter of Fiscal 2009, primarily due to lower compensation and benefits, resulting from prior year workforce reduction actions, and reduced discretionary spending. General and administrative expense as a percentage of revenue was 12.3% on lower volume, compared to 13.4% for the First Quarter of Fiscal 2009.

Research and development expense was $0.9 million, a decrease of $0.2 million, or 18.2%, compared to $1.1 million for the First Quarter of Fiscal 2009. The decrease was primarily due to lower compensation and benefits, resulting from prior year workforce reduction actions. Research and development expense as a percentage of revenue was 5.3% on lower volume, compared to 5.7% for the First Quarter of Fiscal 2009.

Income from operations was $3.2 million, an increase of $0.3 million, or 10.3%, compared to income from operations of $2.9 million for the First Quarter of Fiscal 2009. This increase was primarily due to reduced operating expenses, partially offset by lower gross profit. Operating income as a percentage of revenue was 18.7% on lower volume, compared to 14.9% for the First Quarter of Fiscal 2009.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $113.7 million at the end of the First Quarter of Fiscal 2010. Of this amount, $11.6 million was located in North America, $78.9 million in Europe, and $23.2 million in Asia. The North American balance was primarily invested in tax-free money market funds and in bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2010, the Company held no short-term investments.

Total cash and cash equivalents decreased $5.2 million in the First Three Months of Fiscal 2010, primarily due to increased working capital requirements. Total cash and cash equivalents decreased $9.3 million in the First Quarter of Fiscal 2009, primarily due to employee incentives and related benefit payments, purchases of the Company’s stock, and dividend payments, partially offset by earnings. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, anticipated cash from operations, and operating structure are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $1.7 million for the First Three Months of Fiscal 2010, compared to cash provided of $5.5 million for the First Three Months of Fiscal 2009. Cash provided for the First Three Months of Fiscal 2010 was primarily due to earnings and $4.6 million increased advance payments received from customers driven by higher custom orders, partially offset by $8.7 million increased accounts and unbilled receivables resulting from the general timing of billing and collections. The cash provided for the First Quarter of Fiscal 2009 was primarily due to $15.8 million decreased accounts and unbilled receivables, and earnings, partially offset by $9.0 million net employee incentives and related benefits payments, $8.4 million decreased accounts payable, and a $2.9 million decrease in advance payments received from customers.

Cash flows from investing activities required the use of cash totaling $1.8 million for the First Three Months of Fiscal 2010, compared to the use of cash totaling $22.0 million for the First Three Months of Fiscal 2009. The cash usage for the First Three Months of Fiscal 2010 was due to $1.8 million investment in property and equipment. The cash usage for the First Quarter of Fiscal 2009 was due to $18.9 million payments associated with the acquisition of SANS, and a $3.0 million investment in property and equipment.

Cash flows from financing activities required the use of cash totaling $3.6 million for the First Three Months of Fiscal 2010, compared to cash provided of $9.9 million for the First Three Months of Fiscal 2009. The cash usage for the First Three Months of Fiscal 2010 was primarily due to payment of cash dividends of $2.5 million, as well as the use of $1.4 million to purchase approximately 52,700 shares of the Company’s common stock. The cash provided in the First Quarter of Fiscal 2009 was primarily due $16.0 million net proceeds received from short-term borrowings, partially offset by the use of $3.6 million to purchase approximately 120,100 shares of the Company’s common stock, and payment of cash dividends of $2.5 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2010, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of January 2, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position, may require the application of a higher level of judgment by the Company's management, and as a result, are subject to an inherent degree of uncertainty. Further information is provided in Note 1 in the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Goodwill. The Company tests goodwill at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. The Company believes the estimates and assumptions used in determining the projected cash flows of its reporting units are reasonable however, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-14 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” as codified by ASC 715-20-65-2. This standard amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” as codified by ASC 715-20 and requires additional disclosures regarding defined benefit plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. The Company believes the additional disclosures required upon the adoption of ASC 715-20-65-2 will not impact its consolidated financial condition or results of operations.

Other Matters

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company's dividend practice is to target over time a payout ratio of approximately 25% of net earnings per share.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at January 2, 2010 included $113.7 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the three-month period ended January 2, 2010.

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company manages exposure to changes in foreign currency exchange rates through its regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to manage the Company's overall exposure to exchange rate fluctuations, as the gains and losses on these contracts are intended to offset gains and losses on the Company’s assets, liabilities, and cash flows.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $4.4 million in revenue for the three-month period ended January 2, 2010.

At January 2, 2010, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.1 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of January 2, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 4, 2009 - November 7, 2009	—	$—	—	2,003,538
November 8, 2009 - December 5, 2009	6,000	$25.80	6,000	1,997,538
December 6, 2009 - January 2, 2010	46,677	$27.39	46,677	1,950,861
Total	52,677	$27.21	52,677

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the First Quarter of Fiscal 2010, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

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

MTS SYSTEMS CORPORATION

Dated: February 4, 2010	/s/ LAURA B. HAMILTON
Laura B. Hamilton Chair and Chief Executive Officer

Dated: February 4, 2010	/s/ SUSAN E. KNIGHT
Susan E. Knight Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).