Form 10-Q
period 2010-04-03
MTS SYSTEMS CORP
filed 2010-05-07
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 3, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer Smaller☐ Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes                    ☒ No

The number of shares outstanding of the Registrant’s common stock as of May 4, 2010 was 16,345,100 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED APRIL 3, 2010

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	April 3, 2010	October 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$122,082	$118,885
Accounts receivable, net of allowances for doubtful accounts of $1,165 and $1,410 respectively	69,491	72,553
Unbilled accounts receivable	20,149	27,246
Inventories	45,972	47,969
Prepaid expenses and other current assets	8,685	6,583
Deferred income taxes	11,937	12,322
Total current assets	278,316	285,558

Property and equipment, net	54,943	56,118
Goodwill	15,097	15,206
Other intangible assets, net	23,901	23,826
Other assets	3,320	4,181
Deferred income taxes	1,902	2,025
Total Assets	$377,479	$386,914

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$40,254	$40,182
Accounts payable	19,279	18,630
Accrued payroll and related costs	23,952	25,376
Advance payments from customers	50,294	46,739
Accrued warranty costs	8,571	9,774
Accrued income taxes	2,493	1,182
Deferred income taxes	939	960
Other accrued liabilities	20,661	25,149
Total current liabilities	166,443	167,992

Deferred income taxes	3,755	3,843
Non-current accrued income taxes	3,658	3,591
Pension benefit plan	1,883	1,917
Other long-term liabilities	5,264	5,606
Total Liabilities	181,003	182,949

Shareholders’ Investment:
Common stock, $.25 par; 64,000 shares authorized:
16,368 and 16,564 shares issued and outstanding	4,092	4,141
Retained earnings	174,970	174,301
Accumulated other comprehensive income	17,414	25,523
Total Shareholders’ Investment	196,476	203,965
Total Liabilities and Shareholders’ Investment	$377,479	$386,914

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Revenue:
Product	$79,256	$94,273	$154,041	$193,670
Service	15,014	13,379	29,189	30,591
Total revenue	94,270	107,652	183,230	224,261
Cost of sales:
Product	47,762	57,709	94,589	121,159
Service	7,980	8,430	14,931	17,368
Total cost of sales	55,742	66,139	109,520	138,527
Gross profit	38,528	41,513	73,710	85,734

Operating expenses:
Selling and marketing	16,270	17,868	32,256	36,989
General and administrative	8,483	8,024	17,881	17,926
Research and development	3,682	3,874	7,052	7,133
Total operating expenses	28,435	29,766	57,189	62,048

Income from operations	10,093	11,747	16,521	23,686

Interest expense	(485)	(555)	(956)	(1,063)
Interest income	56	303	119	820
Other expense, net	(4)	(1,136)	(323)	(242)

Income before income taxes	9,660	10,359	15,361	23,201
Provision for income taxes	3,486	2,886	5,350	5,977
Net income	$6,174	$7,473	$10,011	$17,224

Earnings per share:
Basic-
Earnings per share	$0.37	$0.44	$0.61	$1.02
Weighted average number of common shares outstanding - basic	16,467	16,841	16,523	16,888

Diluted-
Earnings per share	$0.37	$0.44	$0.60	$1.02
Weighted average number of common shares outstanding - diluted	16,531	16,881	16,574	16,935

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	April 3, 2010	March 28, 2009

Cash flows from operating activities:
Net income	$10,011	$17,224
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,224	1,978
Charge for fair value mark-up of acquired inventory	—	1,336
Net periodic pension benefit cost	211	231
Depreciation and amortization	6,434	5,842
Deferred income taxes	347	(881)
Bad debt provision	(203)	304

Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	7,347	21,408
Inventories	1,048	(516)
Prepaid expenses	(1,130)	(806)
Other assets	(2,244)	(622)
Accounts payable	974	(10,958)
Accrued payroll and related costs	393	(7,968)
Advance payments from customers	4,163	(8,840)
Accrued warranty costs	(998)	2,221
Other	284	(4,252)
Net cash provided by operating activities	27,861	15,701

Cash flows from investing activities:
Purchases of property and equipment	(5,008)	(5,867)
Purchase of business	(478)	(21,598)
Net cash used in investing activities	(5,486)	(27,465)

Cash flows from financing activities:
Net receipts under short-term borrowings	84	15,909
Payments of long-term debt	—	(1,154)
Cash dividends	(7,373)	(5,082)
Proceeds from exercise of stock options and employee stock purchase plan	343	502
Payments to purchase and retire common stock	(5,913)	(6,724)
Net cash (used in) provided by financing activities	(12,859)	3,451

Effect of exchange rate on changes in cash	(6,319)	(6,437)
Net increase (decrease) in cash and cash equivalents	3,197	(14,750)

Cash and cash equivalents, at beginning of period	118,885	114,099
Cash and cash equivalents, at end of period	$122,082	$99,349

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$756	$747
Income taxes	$4,755	$8,258

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009 filed with the SEC. Interim results of operations for the three and six-month periods ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition. Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocols may involve separable elements for revenue recognition purposes. Sufficient evidence of fair value of these elements exists to allow revenue recognition for these systems upon shipment, less the greater of the fair value associated with installation and training (if applicable) or the amount of revenue for which payment is deemed contingent upon delivery of these elements, which is deferred until customer acceptance. Fair value is determined based upon the sale price of similar products sold individually. In cases where special acceptance protocols exist, installation and training are not considered to be separable from the other elements of the arrangement. Accordingly, revenue for these systems is recognized upon the completion of installation and fulfillment of obligations specific to the terms of the arrangement.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at April 3, 2010 and October 3, 2009 were as follows:

	April 3, 2010	October 3, 2009
	(expressed in thousands)
Customer projects in various stages of completion	$14,281	$15,075
Components, assemblies and parts	31,691	32,894
Total	$45,972	$47,969

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-month periods ended April 3, 2010 and March 28, 2009 was 0.3 million and 0.2 million, respectively. Amortization expense for software development costs for the six-month periods ended April 3, 2010 and March 28, 2009 was $0.7 million and $0.2 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and six-month periods ended April 3, 2010 and March 28, 2009 were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(expressed in thousands)
Beginning balance	$10,001	$6,233	$9,774	$6,107
Warranty provisions(1)	742	4,060	3,019	5,985
Warranty claims	(2,018)	(1,929)	(4,017)	(3,764)
Acquisition of SANS	—	—	—	73
Currency translation	(154)	(168)	(205)	(205)
Ending balance	$8,571	$8,196	$8,571	$8,196

(1) Warranty provisions for the three and six-month periods ended April 3, 2010 include a $0.8 million favorable impact resulting from the settlement of a specific claim.

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

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements. The new disclosure provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2010-06 during the three-month period ended April 3, 2010 did not have an impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-14 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

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

3. Capital Assets

Property and Equipment
Property and equipment at April 3, 2010 and October 3, 2009 consist of the following:

	April 3, 2010	October 3, 2009
	(expressed in thousands)
Land and improvements	$1,713	$1,716
Buildings and improvements	51,999	52,921
Machinery and equipment	98,995	96,156
Total	152,707	150,793
Less accumulated depreciation	(97,764)	(94,675)
Property and equipment, net	$54,943	$56,118

Goodwill
The changes to the carrying amount of goodwill for the six-month periods ended April 3, 2010 and March 28, 2009 were as follows:

	Six Months Ended April 3, 2010	Six Months Ended March 28, 2009
	(expressed in thousands)
Beginning balance	$15,174	$1,668
Acquisition of SANS	—	14,384
Currency translation	(77)	(261)
Ending balance	$15,097	$15,791

At April 3, 2010, $13.5 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. At March 28, 2009, $14.2 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively.

Other Intangible Assets
Other intangible assets at April 3, 2010 and October 3, 2009 consist of the following:

	April 3, 2010
				Weighted Average Useful Life (in Years)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(expressed in thousands)
Software development costs	$9,658	$(1,437)	$8,221	6.2
Patents	9,271	(984)	8,287	15.3
Trademarks and trade names	5,571	(503)	5,068	30.2
Non-compete agreements	2,429	(1,215)	1,214	3.0
Land-use rights	1,141	(30)	1,111	47.8
Total	$28,070	$(4,169)	$23,901	15.4

	October 3, 2009
				Weighted Average Useful Life (in Years)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(expressed in thousands)
Software development costs	$8,062	$(729)	$7,333	5.0
Patents	9,225	(652)	8,573	15.4
Trademarks and trade names	5,583	(412)	5,171	30.2
Non-compete agreements	2,435	(812)	1,623	3.0
Land-use rights	1,144	(18)	1,126	47.8
Total	$26,449	$(2,623)	$23,826	15.6

Amortization expense recognized during the three-month periods ended April 3, 2010 and March 28, 2009 was $0.7 million and $0.6 million, respectively. Amortization expense recognized during the six-month periods ended April 3, 2010 and March 28, 2009 was $1.6 million and $1.0 million, respectively.

4. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.2 million and 1.4 million weighted common shares have been excluded from diluted weighted shares outstanding for the three and six-month periods ended April 3, 2010 and March 28, 2009, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(expressed in thousands, except per share data)
Net income	$6,174	$7,473	$10,011	$17,224
Weighted average common shares outstanding	16,467	16,841	16,523	16,888
Dilutive potential common shares	64	40	51	47
Total diluted weighted shares outstanding	16,531	16,881	16,574	16,935
Earnings per share:
Basic	$0.37	$0.44	$0.61	$1.02
Diluted	$0.37	$0.44	$0.60	$1.02

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

Financial information by reportable segment for the three and six-month periods ended April 3, 2010 and March 28, 2009 was as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(expressed in thousands)
Revenue by Segment:
Test	$75,331	$90,929	$147,204	$188,137
Sensors	18,939	16,723	36,026	36,124
Total revenue	$94,270	$107,652	$183,230	$224,261

Income from Operations by Segment:
Test	$6,283	$9,271	$9,520	$18,311
Sensors	3,810	2,476	7,001	5,375
Total income from operations	$10,093	$11,747	$16,521	$23,686

6. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of April 3, 2010, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to ASC 815. The Company’s balance sheet derivatives are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are economic hedges of risk exposures. The fair value of the Company’s outstanding designated hedge derivative and undesignated derivative assets and liabilities were reported in the April 3, 2010 and October 3, 2009 Consolidated Balance Sheet as follows:

	April 3, 2010
	Prepaid Expenses and Other Current Assets
		Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$323	$29
Interest rate swaps	—	1,622
Total designated hedge derivatives	323	1,651

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	296	576
Total hedge and other derivatives	$619	$2,227

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

At April 3, 2010 and March 28, 2009, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $9.2 million and $30.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $8.1 million and $24.2 million at April 3, 2010 and March 28, 2009, respectively. At April 3, 2010 the net market value of the foreign currency exchange contracts was a net asset of $0.3 million, consisting of $0.3 million in assets and less than $0.1 million in offsetting liabilities. At March 28, 2009, the net market value of foreign currency exchange contracts was a net liability of less than $0.1 million, consisting of $0.5 million in liabilities and $0.5 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and six-month periods ended April 3, 2010 and March 28, 2009, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended		Six Months Ended
	April, 3 2010	March, 28 2009	April, 3 2010	March, 28 2009
	(expressed in thousands)
Beginning unrealized net gain (loss) in AOCI	$8	$(1,277)	$(519)	$108
Net loss reclassified into Revenue (effective portion)	81	81	435	1,072
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	—	169	—	169
Net gain (loss) recognized in OCI (effective portion)	170	1,098	343	(1,278)
Ending unrealized net gain in AOCI	$259	$71	$259	$71

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and six-month periods ended April 3, 2010 and March 28, 2009. At April 3, 2010 and March 28, 2009, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.2 million and $0.1 million, respectively. The maximum remaining maturity of any forward or optional contract at April 3, 2010 and March 28, 2009 was 0.9 years and 0.7 years, respectively.

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

At April 3, 2010 and March 28, 2009, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of those dates. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At April 3, 2010 and March 28, 2009, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at April 3, 2010 and March 28, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.76%. The total market value of the interest rate swaps at April 3, 2010 and March 28, 2009 was a liability of $1.6 million and $2.2 million, respectively.

The pretax amounts recognized in AOCI on interest rate swaps for the three and six-month periods ended April 3, 2010 and March 28, 2009 are as follows:

	Three Months Ended		Six Months Ended
	April, 3 2010	March, 28 2009	April, 3 2010	March, 28 2009
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,646)	$(2,111)	$(1,894)	$(199)
Net loss reclassified into Interest expense (effective portion)	306	282	617	358
Net loss recognized in OCI (effective portion)	(282)	(325)	(345)	(2,313)
Ending unrealized net loss in AOCI	$(1,622)	$(2,154)	$(1,622)	$(2,154)

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

At April 3, 2010 and March 28, 2009, the Company had outstanding balance sheet currency exchange derivative contracts with gross notional U.S. dollar equivalent amounts of $34.4 million and $74.2 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at April 3, 2010 and March 28, 2009 was $1.0 million and $13.8 million, respectively. At April 3, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net asset of $0.3 million, consisting entirely of assets. At March 28, 2009, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.8 million, consisting entirely of liabilities.

The net gains (losses) recognized in the Consolidated Statements of Income on balance sheet currency exchange derivative contracts for the three and six-month periods ended April 3, 2010 and March 28, 2009 are as follows:

	Three Months Ended		Six Months Ended
	April, 3 2010	March, 28 2009	April, 3 2010	March, 28 2009
	(expressed in thousands)
Net (loss) gain recognized in Other expense, net	$(21)	$(150)	$76	$(953)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of April 3, 2010 and October 3, 2009, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	April 3, 2010
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$—	$619	$—	$619
Total assets	$—	$619	$—	$619

Liabilities:
Currency contracts(1)	$—	$605	$—	$605
Interest rate swaps(2)		1,622	—	1,622
Total liabilities	$—	$2,227	$—	$2,227

	October 3, 2009
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$—	$234	$—	$234
Total assets	$—	$234	$—	$234

Liabilities:
Currency contracts(1)	$—	$1,199	$—	$1,199
Interest rate swaps(2)		1,894	—	1,894
Total liabilities	$—	$3,093	$—	$3,093

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Comprehensive Income for the three and six-month periods ended April 3, 2010 and March 28, 2009 was as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(expressed in thousands)

Net income	$6,174	$7,473	$10,011	$17,224

Change in cumulative translation adjustment	(6,512)	(6,215)	(8,712)	(9,226)
Pension benefit plan adjustments	(111)	(365)	(54)	(227)
Increase (decrease) in unrealized gains and losses on derivative instruments	173	846	657	(1,232)
Comprehensive income	$(276)	$1,739	$1,902	$6,539

9. Financing

Short-term borrowings at April 3, 2010 and October 3, 2009 consist of the following:

	April 3, 2010	October 3, 2009
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.75% rate in effect at April 3, 2010), maturing April 2010, with optional month-to-month term renewal and loan repricing until 2012	$11,000	$11,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.75% rate in effect at April 3, 2010), maturing April 2010, with optional month-to-month term renewal and loan repricing until 2012	13,000	13,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.75% rate in effect at April 3, 2010), maturing April 2010, with optional month-to-month term renewal and loan repricing until 2012	6,000	6,000

Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.75% rate in effect at April 3, 2010), maturing April 2010, with optional month-to-month term renewal and loan repricing until 2012	10,000	10,000
Notes payable, non-interest bearing	254	182
Total short-term borrowings	$40,254	$40,182

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At April 3, 2010 and October 3, 2009, outstanding borrowings under the credit facility were $40.0 million. At April 3, 2010, the Company had outstanding letters of credit drawn from the credit facility totaling $7.8 million, leaving approximately $27.2 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. Subsequent to April 3, 2010, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. The Company intends to continue to renew each of the outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. At April 3, 2010, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average fixed interest rate applicable to outstanding credit facility borrowings was 3.76%. See Note 6 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

10. Income Taxes

As of April 3, 2010, the Company’s liability for unrecognized tax benefits was $3.7 million, of which $1.8 million would favorably affect the Company’s effective tax rate if recognized.

11. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The net periodic benefit cost for the plan for the three and six-month periods ended April 3, 2010 and March 28, 2009 included the following components:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(expressed in thousands)

Service cost	$88	$96	$183	$194
Interest cost	199	183	412	370
Expected return on plan assets	(190)	(168)	(393)	(340)
Net amortization and deferral	5	4	9	7
Net periodic benefit cost	$102	$115	$211	$231

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and six-month periods ended April 3, 2010 and March 28, 2009 was 5.9%.

12. Severance Costs

In February 2009, the Company announced and initiated a workforce reduction, in order to align the Company’s operating cost structure with changing market conditions. In connection with the workforce reduction, the Company incurred severance and benefit costs totaling $2.8 million, of which $2.7 million and $0.1 million was reported in the Test and Sensors segments, respectively.

The following table summarizes the severance charges included in the Company’s Consolidated Statement of Income for the three and six-month periods ended March 28, 2009:

Three and Six Months Ended March 28, 2009
(expressed in thousands)
Cost of sales	$1,183
Selling and marketing	1,408
General and administrative	225
Total severance costs	$2,816

13. Subsequent Events

The Company has evaluated subsequent events for the period beginning April 4, 2010 through the date the Company’s quarterly financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. Such important factors include:

•	The Company’s business is significantly international in scope, which poses multiple unique risks
•	Volatility in the global economy could adversely affect results
•	The Company’s business is subject to strong competition
•	The Company may not achieve its growth plans for the expansion of the business
•	The Company may experience difficulties obtaining the services of skilled employees
•	The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
•	The business could be adversely affected by product liability and commercial litigation
•	The Company may experience difficulty obtaining materials or components for its products
•	Government regulation could impose significant costs and other constraints
•	The sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
•	The Company’s customers are in cyclical industries
•	Interest rate fluctuations could adversely affect results

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

Summary of Financial Results

Three Months Ended April 3, 2010 (“Second Quarter of Fiscal 2010”) Compared to Three Months Ended January 2, 2010 (“First Quarter of Fiscal 2010”)

Highlights for the Second Quarter of Fiscal 2010 compared to the First Quarter of Fiscal 2010 include:

•

Orders decreased 13.3% to $93.4 million, compared to $107.7 million for the First Quarter of Fiscal 2010. First Quarter of Fiscal 2010 orders included two large, in excess of $5.0 million, Test segment orders totaling approximately $20.0 million. There were no large orders in excess of $5.0 million in the Second Quarter of Fiscal 2010. Excluding the large orders, base orders increased 6.5% from increased worldwide demand. Backlog of undelivered orders was $180.7 million, a decrease of 2.0% from backlog of $184.3 million at January 2, 2010.

•

Revenue increased 6.0% to $94.3 million, compared to $89.0 million for the First Quarter of Fiscal 2010. This increase was primarily due to a 9.8% increase in opening backlog and increased order volume in the Sensors segment, partially offset by an estimated 2% unfavorable impact of currency translation.

•

Earnings per diluted share increased $0.14, or 60.9%, to $0.37, compared to $0.23 for the First Quarter of Fiscal 2010, driven by higher revenue volume and lower warranty expense resulting from the favorable impact of the settlement of a specific claim in the Second Quarter of Fiscal 2010.

Second Quarter of Fiscal 2010 Compared to Three Months Ended March 28, 2009 (“Second Quarter of Fiscal 2009”)

Highlights for the Second Quarter of Fiscal 2010 compared to the Second Quarter of Fiscal 2009 include:

•

Orders increased 35.0% to $93.4 million, compared to $69.2 million for the Second Quarter of Fiscal 2009. This increase was driven by increased volume across all geographies in both segments, and an estimated 3% favorable impact of currency translation. Backlog of undelivered orders was $180.7 million, an increase of 3.0% compared to $175.4 million at the end of the Second Quarter of Fiscal 2009.

•

Revenue decreased 12.4% to $94.3 million, compared to $107.7 million for the Second Quarter of Fiscal 2009. This decrease was primarily due to a 15.6% decline in opening backlog, partially offset by increased order volume in the Sensors segment, and an estimated 2% favorable impact of currency translation.

•

During the Second Quarter of Fiscal 2009, the Company announced and initiated a workforce reduction, in order to align the Company’s operating cost structure with changing market conditions. In connection with the workforce reduction, the Company incurred severance and benefit costs totaling $2.8 million, of which $2.7 million and $0.1 million was reported in the Test and Sensors segments, respectively. Of the $2.8 million total costs, $1.2 million, $1.4 million, and $0.2 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

•

Income from operations decreased 13.7% to $10.1 million, compared to $11.7 million for the Second Quarter of Fiscal 2009. This decrease was primarily driven by lower revenue volume and increased variable compensation, partially offset by lower warranty expense, driven by the favorable impact of the previously mentioned settlement of a specific claim, and lower operating expenses in the Second Quarter of Fiscal 2010. Additionally, income from operations for the Second Quarter of Fiscal 2009 included $2.8 million of the previously mentioned severance charges.

•

Earnings per diluted share decreased $0.07, or 15.9%, to $0.37, compared to $0.44 for the Second Quarter of Fiscal 2009, primarily due to lower income from operations and a higher effective tax rate, partially offset by reductions in currency related losses. The effective tax rate for the Second Quarter of Fiscal 2010 rose to 36.1%, compared to 27.9% for the Second Quarter of Fiscal 2009 primarily due to the enactment of legislation in the Fiscal 2009 that retroactively extended the United States (“U.S.”) R&D tax credits. This legislation expired as of the end of the First Quarter of Fiscal 2010.

•

Cash and cash equivalents at the end of the second quarter totaled $122.1 million, compared to $113.7 million at the end of First Quarter of Fiscal 2010. Cash flows from operations generated $26.2 million, primarily driven by earnings and lower working capital utilization. During the quarter, the Company paid $4.9 million in dividends, purchased approximately 158,800 shares of its common stock for $4.5 million, and invested $3.2 million in capital expenditures.

Six Months Ended April 3, 2010 (“First Half of Fiscal 2010”) Compared to Six Months Ended March 28, 2009 (“First Half of Fiscal 2009”)

Highlights for the First Half of Fiscal 2010 include:

•

Orders increased 22.2% to $201.1 million, compared to $164.6 million for the First Half of Fiscal 2009. This increase was driven by increased volume across all geographies in both segments, including the previously mentioned large custom orders in the Test segment totaling approximately $20 million, and an estimated 3% favorable impact of currency translation.

•

Revenue decreased 18.3% to $183.2 million, compared to $224.3 million for the First Half of Fiscal 2009. This decrease was primarily due to a 28.5% decline in opening backlog, partially offset by an estimated 3% favorable impact of currency translation.

•

Income from operations decreased 30.4% to $16.5 million, compared to $23.7 million for the First Half of Fiscal 2009. This decrease was primarily driven by lower revenue volume in the Test segment and increased variable compensation. These decreases were partially offset by lower warranty and operating expenses in the First Half of Fiscal 2010. As previously mentioned, warranty expense for the First Half of Fiscal 2010 was favorably impacted by the settlement of a specific claim. Additionally, income from operations in the First Half of Fiscal 2009 included $2.8 million of the previously mentioned severance charges.

•

Earnings per diluted share decreased $0.42, or 41.2%, to $0.60, compared to $1.02 for the First Half of Fiscal 2009, primarily due to lower income from operations and a higher effective tax rate. The effective tax rate for the First Half of Fiscal 2010 rose to 34.8%, compared to 25.8% for the First Half of Fiscal 2009, primarily due to the previously mentioned enactment of legislation in the First Half of Fiscal 2009 that retroactively extended the U.S. R&D tax credits. This legislation expired at the end of the First Quarter of Fiscal 2010.

•

Cash and cash equivalents at April 3, 2010 totaled $122.1 million, compared to $118.9 million at the end of Fiscal 2009. Cash flows from operations generated $27.9 million, primarily driven by earnings and lower working capital utilization. During the First Half of Fiscal 2010, the Company paid $7.4 million in dividends, purchased approximately 211,500 shares of its common stock for $5.9 million, and invested $5.0 million in capital expenditures.

Detailed Financial Results

Total Company

Orders and Backlog

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended April 3, 2010	Estimated		Three Months Ended March 28, 2009
		Business Change	Currency Translation
Orders	$93.4	$22.0	$2.2	$69.2

Orders totaled $93.4 million, an increase of $24.2 million, or 35.0%, compared to orders of $69.2 million for the Second Quarter of Fiscal 2009. This increase was primarily due to higher order volume in both segments across all geographies, and an estimated $2.2 million favorable impact of currency translation.

On a sequential basis, backlog of undelivered orders at April 3, 2010 was $180.7 million, a decrease of 2.0% from backlog of $184.3 million at January 2, 2010. On a year-over-year basis, backlog increased 3.0% from backlog of $175.4 million at the end of the Second Quarter of Fiscal 2009. The Company seldom experiences order cancellations larger than $1.0 million; however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 statements of operations (in millions, except per share data):

	Three Months Ended
	April 3, 2010	March 28, 2009	Variance	% Variance
Revenue	$94.3	$107.7	$(13.4)	-12.4%
Cost of sales	55.8	66.2	(10.4)	-15.7%
Gross profit	38.5	41.5	(3.0)	-7.2%
Gross margin	40.9%	38.6%	2.3%
Operating expenses:
Selling and marketing	16.2	17.9	(1.7)	-9.5%
General administrative	8.5	8.0	0.5	6.3%
Research and development	3.7	3.9	(0.2)	-5.1%
Total operating expenses	28.4	29.8	(1.4)	-4.7%

Income from operations	10.1	11.7	(1.6)	-13.7%

Interest expense	(0.5)	(0.5)	—	0.0%
Interest income	0.1	0.3	(0.2)	-66.7%
Other expense, net	—	(1.1)	1.1	NM

Income before income taxes	9.7	10.4	(0.7)	-6.7%
Provision for income taxes	3.5	2.9	0.6	20.7%
Net income	$6.2	$7.5	$(1.3)	-17.3%

Diluted earnings per share	$0.37	$0.44	$(0.07)	-15.9%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended April 3, 2010	Estimated		Three Months Ended March 28, 2009
		Business Change	Currency Translation
Revenue	$94.3	$(15.4)	$2.0	$107.7
Cost of sales	55.8	(11.7)	1.3	66.2
Gross profit	38.5	(3.7)	0.7	41.5
Gross margin	40.9%			38.6%
Operating expenses:
Selling and marketing	16.2	(2.1)	0.4	17.9
General administrative	8.5	0.4	0.1	8.0
Research and development	3.7	(0.2)	—	3.9
Total operating expenses	28.4	(1.9)	0.5	29.8

Income (loss) from operations	$10.1	$(1.8)	$0.2	$11.7

Revenue was $94.3 million, a decrease of $13.4 million, or 12.4%, compared to revenue of $107.7 million for the Second Quarter of Fiscal 2009. This decrease was primarily due to lower opening backlog in the Test segment, partially offset by higher order volume in the Sensors segment and an estimated $2.0 million favorable impact of currency translation.

Gross profit was $38.5 million, a decrease of $3.0 million, or 7.2%, compared to gross profit of $41.5 million for the Second Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 40.9%, an increase of 2.3 percentage points from 38.6% for the Second Quarter of Fiscal 2009. This increase was driven by lower warranty expense in the Test segment, driven by a favorable impact of the previously mentioned settlement of a specific claim, and severance charges of $1.2 million recognized in the Second Quarter of Fiscal 2009 as a result of a workforce reduction, partially offset by a $2.0 million increase in variable compensation expense.

Selling and marketing expense was $16.2 million, a decrease of $1.7 million, or 9.5%, compared to $17.9 million for the Second Quarter of Fiscal 2009. This decrease was primarily due to severance charges of $1.4 million recognized in the Second Quarter of Fiscal 2009, lower compensation and benefits, resulting from a workforce reduction in the prior year, and reduced discretionary spending in both segments, partially offset by $0.9 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.2% on lower volume, compared to 16.6% for the Second Quarter of Fiscal 2009.

General and administrative expense was $8.5 million, an increase of $0.5 million, or 6.3%, compared to $8.0 million for the Second Quarter of Fiscal 2009. This increase was primarily due to $1.2 million increase in variable compensation expense, partially offset by integration costs of $0.6 million associated with the acquisition of SANS that were recognized in the Second Quarter of Fiscal 2009. General and administrative expense as a percentage of revenue was 9.0% on lower volume, compared to 7.4% for the Second Quarter of Fiscal 2009.

Research and development expense was $3.7 million, a decrease of $0.2 million, or 5.1% compared to $3.9 million for the Second Quarter of Fiscal 2009, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 3.9% on lower volume, compared to 3.6% for the Second Quarter of Fiscal 2009.

Income from operations was $10.1 million, a decrease of $1.6 million, or 13.7%, compared to income from operations of $11.7 million for the Second Quarter of Fiscal 2009. This decrease was primarily driven by lower gross profit, partially offset by a $1.4 million reduction in operating expenses. Income from operations for the Second Quarter of Fiscal 2009 included severance costs of $2.8 million. Operating income as a percentage of revenue was 10.7% on lower volume, compared to 10.9% for the Second Quarter of Fiscal 2009.

Interest expense was $0.5 million, flat compared to the Second Quarter of Fiscal 2009.

Interest income was $0.1 million, a decrease of $0.2 million, compared to $0.3 million for the Second Quarter of Fiscal 2009, due to lower interest rates, primarily in Europe.

Other expense, net was less than $0.1 million of net other expense, a decrease of $1.1 million, compared to $1.1 million of net other expense in the Second Quarter of Fiscal 2009. This decrease was primarily due to a reduction of net losses on foreign currency transactions compared to the Second Quarter of Fiscal 2009.

Provision for income taxes totaled $3.5 million for the Second Quarter of Fiscal 2010, an increase of $0.6 million, or 20.7%, compared to $2.9 million for the Second Quarter of Fiscal 2009, primarily due to decreased income before income taxes and a higher effective tax. The effective tax rate for the Second Quarter of Fiscal 2010 was 36.1%, an increase of 8.2 percentage points compared to a tax rate of 27.9% for the Second Quarter of Fiscal 2009, primarily due to the expiration of the U.S. R&D credit legislation as of the end of the First Quarter of Fiscal 2010.

Net income was $6.2 million, a decrease of $1.3 million, or 17.3%, compared to $7.5 million for the Second Quarter of Fiscal 2009. The decrease was primarily driven by lower income from operations and a higher effective tax rate, partially offset by reductions in currency related losses. Earnings per diluted share decreased $0.07, or 15.9%, to $0.37, compared to $0.44 for the Second Quarter of Fiscal 2009

Segment Results

Test Segment

Orders and Backlog

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended April 3, 2010	Estimated		Three Months Ended March 28, 2009
		Business Change	Currency Translation
Orders	$72.4	$17.3	$1.6	$53.5

Orders totaled $72.4 million, an increase of $18.9 million, or 35.3%, compared to orders of $53.5 million for the Second Quarter of Fiscal 2009, primarily due to increased demand across all geographies, as well as an estimated $1.6 million favorable impact of currency translation. The Test segment accounted for 77.5% of total Company orders, compared to 77.3% for the Second Quarter of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $167.4 million, a sequential decrease of 3.0% from backlog of $172.6 million at January 2, 2010. On a year-over-year basis, backlog was relatively flat compared to $166.3 million at the end of the Second Quarter of Fiscal 2009.

Results of Operations

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended April 3, 2010	Estimated		Three Months Ended March 28, 2009
		Business Change	Currency Translation
Revenue	$75.3	$(17.2)	$1.5	$91.0
Cost of sales	46.9	(12.7)	1.1	58.5
Gross profit	28.4	(4.5)	0.4	32.5
Gross margin	37.8%			35.7%

Operating expenses:
Selling and marketing	12.9	(1.8)	0.3	14.4
General administrative	6.4	0.5	—	5.9
Research and development	2.8	(0.2)	—	3.0
Total operating expenses	22.1	(1.5)	0.3	23.3

Income (loss) from operations	$6.3	$(3.0)	$0.1	$9.2

Revenue was $75.3 million, a decrease of $15.7 million, or 17.3%, compared to revenue of $91.0 million for the Second Quarter of Fiscal 2009. The decrease was primarily due to a 17.0% decline in opening backlog, partially offset by an estimated $1.5 million favorable impact of currency translation.

Gross profit was $28.4 million, a decrease of $4.1 million, or 12.6%, compared to gross profit of $32.5 million for the Second Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 37.8%, an increase of 2.1 percentage points from 35.7% for the Second Quarter of Fiscal 2009. This increase was driven by lower warranty expense in the Second Quarter of Fiscal 2010, driven by a $0.8 million favorable impact of the previously mentioned settlement of a specific claim, and severance charges of $1.1 million recognized in the Second Quarter of Fiscal 2009 as a result of the previously mentioned workforce reduction, partially offset by a $1.8 million increase in variable compensation expense. In addition, gross profit for the Second Quarter of Fiscal 2009 included $0.5 million of costs that were recognized upon the sale of inventory that was written up to fair value as part of the acquisition of SANS.

Selling and marketing expense was $12.9 million, a decrease of $1.5 million, or 10.4%, compared to $14.4 million for the Second Quarter of Fiscal 2009. This decrease was primarily due to severance charges of $1.4 million recognized in the Second Quarter of Fiscal 2009, lower compensation and benefits, resulting from a reduction in employees in the prior year, and reduced discretionary spending, partially offset by $0.7 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.1% on lower volume, compared to 15.8% for the Second Quarter of Fiscal 2009.

General and administrative expense was $6.4 million, an increase of $0.5 million, or 8.5%, compared to $5.9 million for the Second Quarter of Fiscal 2009. This increase was primarily due to a $0.9 million increase in variable compensation, partially offset by integration costs of $0.6 million recognized in the Second Quarter of Fiscal 2009 associated with the acquisition of SANS. General and administrative expense as a percentage of revenue was 8.5% on lower volume, compared to 6.5% for the Second Quarter of Fiscal 2009.

Research and development expense was $2.8 million, a decrease of $0.2 million, or 6.7%, compared to $3.0 million for the Second Quarter of Fiscal 2009, due to lower level of planned expenditures. Research and development expense as a percentage of revenue was 3.7% on lower volume, compared to 3.3% for the Second Quarter of Fiscal 2009.

Income from operations was $6.3 million, a decrease of $2.9 million, or 31.5%, compared to income from operations of $9.2 million for the Second Quarter of Fiscal 2009. The decrease was primarily due to lower gross profit, partially offset by reduced operating expenses. Income from operations for the Second Quarter of Fiscal 2009 included severance costs of $2.7 million. Operating income as a percentage of revenue was 8.4% on lower volume, compared to 10.1% for the Second Quarter of Fiscal 2009.

Sensors Segment

Orders and Backlog

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended April 3, 2010	Estimated		Three Months Ended March 28, 2009
		Business Change	Currency Translation
Orders	$21.0	$4.7	$0.6	$15.7

Orders totaled $21.0 million, an increase of $5.3 million, or 33.8%, compared to orders of $15.7 million for the Second Quarter of Fiscal 2009, primarily due to higher volume across all geographies. The Sensors segment accounted for 22.5% of total Company orders, compared to 22.7% for the Second Quarter of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $13.3 million, a sequential increase of 13.7% from backlog of $11.7 million at January 2, 2010. On a year-over-year basis, backlog increased 46.2% from backlog of $9.1 million at the end of the Second Quarter of Fiscal 2009.

Results of Operations

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

The following is a comparison of Second Quarter of Fiscal 2010 and Second Quarter of Fiscal 2009 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended April 3, 2010	Estimated		Three Months Ended March 28, 2009
		Business Change	Currency Translation
Revenue	$19.0	$1.8	$0.5	$16.7
Cost of sales	8.9	1.0	0.2	7.7
Gross profit	10.1	0.8	0.3	9.0
Gross margin	53.2%			54.0%
Operating expenses:
Selling and marketing	3.3	(0.3)	0.1	3.5
General administrative	2.1	(0.1)	0.1	2.1
Research and development	0.9	—	—	0.9
Total operating expenses	6.3	(0.4)	0.2	6.5

Income from operations	$3.8	$1.2	$0.1	$2.5

Revenue was $19.0 million, an increase of $2.3 million, or 13.8%, compared to revenue of $16.7 million for the Second Quarter of Fiscal 2009. This increase was primarily driven by increased worldwide order volume and an estimated $0.5 million favorable impact of currency translation. The revenue increase was less than order growth primarily due to order timing.

Gross profit was $10.1 million, an increase of $1.1 million, or 12.2%, compared to gross profit of $9.0 million for the Second Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 53.2%, a decrease of 0.8 percentage points from 54.0% for the Second Quarter of Fiscal 2009, primarily due to a $0.2 million write-off of inventory and $0.2 million increased variable compensation expense.

Selling and marketing expense was $3.3 million, a decrease of $0.2 million, or 5.7%, compared to $3.5 million for the Second Quarter of Fiscal 2009. The decrease is primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, and reduced discretionary spending, partially offset by $0.2 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.4% compared to 21.0% for the Second Quarter of Fiscal 2009.

General and administrative expense was $2.1 million, flat compared to the Second Quarter of Fiscal 2009, as lower compensation and benefits, resulting from prior year workforce reduction actions, and reduced discretionary spending were offset by $0.3 million increased variable compensation expense. General and administrative expense as a percentage of revenue was 11.1% compared to 12.6% for the Second Quarter of Fiscal 2009.

Research and development expense was $0.9 million, flat compared to the Second Quarter of Fiscal 2009. Research and development expense as a percentage of revenue was 4.7% compared to 5.4% for the Second Quarter of Fiscal 2009.

Income from operations was $3.8 million, an increase of $1.3 million, or 52.0%, compared to income from operations of $2.5 million for the Second Quarter of Fiscal 2009. This increase was due to higher gross profit and reduced operating expense. Operating income as a percentage of revenue was 20.0% compared to 15.0% for the Second Quarter of Fiscal 2009.

Detailed Financial Results

Total Company

Orders and Backlog

First Half of Fiscal 2010 Compared to First Half of Fiscal 2009

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 orders, separately identifying the estimated impact of currency translation (in millions):

	Six Months Ended April 3, 2010	Estimated		Six Months Ended March 28, 2009
		Business Change	Currency Translation
Orders	$201.1	$30.9	$5.6	$164.6

Orders totaled $201.1 million, an increase of $36.5 million, or 22.2%, compared to orders of $164.6 million for the First Half of Fiscal 2009. This increase was primarily due to higher order volume in both segments across all geographies, including the previously mentioned large custom orders in the Test segment totaling $20.0 million, and an estimated $5.6 million favorable impact of currency translation.

Backlog of undelivered orders at the end of the Second quarter of Fiscal 2010 was $180.7 million, an increase of 7.8% from backlog of $167.7 million at October 3, 2009. Backlog at the end of the Second Quarter of Fiscal 2009 was $175.4 million.

Results of Operations

First Half of Fiscal 2010 Compared to First Half of Fiscal 2009

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 statements of operations (in millions, except per share data):

	Six Months Ended
	April 3, 2010	March 28, 2009	Variance	% Variance

Revenue	$183.2	$224.3	$(41.1)	-18.3%
Cost of sales	109.5	138.6	(29.1)	-21.0%
Gross profit	73.7	85.7	(12.0)	-14.0%
Gross margin	40.2%	38.2%	2.0%

Operating expenses:
Selling and marketing	32.2	37.0	(4.8)	-13.0%
General administrative	17.9	17.9	—	0.0%
Research and development	7.1	7.1	—	0.0%
Total operating expenses	57.2	62.0	(4.8)	-7.7%

Income from operations	16.5	23.7	(7.2)	-30.4%

Interest expense	(0.9)	(1.0)	0.1	-10.0%
Interest income	0.1	0.8	(0.7)	-87.5%
Other expense, net	(0.3)	(0.3)	—	0.0%

Income before income taxes	15.4	23.2	(7.8)	-33.6%
Provision for income taxes	5.4	6.0	(0.6)	-10.0%
Net income	$10.0	$17.2	$(7.2)	-41.9%

Diluted earnings per share	$0.60	$1.02	$(0.42)	-41.2%

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Six Months Ended April 3, 2010	Estimated		Six Months Ended March 28, 2009
		Business Change	Currency Translation
Revenue	$183.2	$(46.8)	$5.7	$224.3
Cost of sales	109.5	(32.9)	3.8	138.6
Gross profit	73.7	(13.9)	1.9	85.7
Gross margin	40.2%			38.2%
Operating expenses:
Selling and marketing	32.2	(5.8)	1.0	37.0
General administrative	17.9	(0.3)	0.3	17.9
Research and development	7.1	(0.1)	0.1	7.1
Total operating expenses	57.2	(6.2)	1.4	62.0

Income (loss) from operations	$16.5	$(7.7)	$0.5	$23.7

Revenue was $183.2 million, a decrease of $41.1 million, or 18.3%, compared to revenue of $224.3 million for the First Half of Fiscal 2009. This decrease was primarily due to a 28.5% decline in opening lower opening backlog, partially offset by an estimated $5.7 million favorable impact of currency translation.

Gross profit was $73.7 million, a decrease of $12.0 million, or 14.0%, compared to gross profit of $85.7 million for the First Half of Fiscal 2009. Gross profit as a percentage of revenue was 40.2%, an increase of 2.0 percentage points from 38.2% for the First Half of Fiscal 2009. This increase was driven by lower warranty expense and favorable product mix in the Test segment in the First Half of Fiscal 2010, and severance charges of $1.1 million recognized in the First Half of Fiscal 2009 as a result of the previously mentioned workforce reduction, partially offset by a $1.8 million increase in variable compensation expense. Warranty expense for the First Half of Fiscal 2010 included the favorable impact of the previously mentioned settlement of a specific claim. In addition, gross profit for the First Half of Fiscal 2009 included $1.3 million of costs that were recognized upon the sale of inventory that was written up to fair value as part of the acquisition of SANS.

Selling and marketing expense was $32.2 million, a decrease of $4.8 million, or 13.0%, compared to $37.0 million for the First Half of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, reduced discretionary spending in both segments, and severance charges of $1.4 million recognized in the First Half of Fiscal 2009, partially offset by $0.9 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.6% on lower volume, compared to 16.5% for the First Half of Fiscal 2009.

General and administrative expense was $17.9 million, flat compared to the First Half of Fiscal 2009, as $0.9 million increased variable compensation expense and $0.8 million increased legal and other professional fees were offset by integration costs of $1.2 million recognized in the Second Quarter of Fiscal 2009 associated with the acquisition of SANS, as well as reduced discretionary spending. General and administrative expense as a percentage of revenue was 9.8% on lower volume, compared to 8.0% for the First Half of Fiscal 2009.

Research and development expense was $7.1 million, flat compared to the First Half of Fiscal 2009. Research and development expense as a percentage of revenue was 3.9% on lower volume, compared to 3.2% for the First Half of Fiscal 2009.

Income from operations was $16.5 million, a decrease of $7.2 million, or 30.4%, compared to income from operations of $23.7 million for the First Half of Fiscal 2009. This decrease was primarily driven by lower gross profit, partially offset by reduced operating expenses. Income from operations in the First Half of Fiscal 2009 included $2.8 million of severance charges. Operating income as a percentage of revenue was 9.0% on lower volume, compared to 10.6% for the First Half of Fiscal 2009.

Interest expense was $0.9 million, relatively flat compared to $1.0 million for the First Half of Fiscal 2009.

Interest income was $0.1 million, a decrease of $0.7 million, compared to $0.8 million for the First Half of Fiscal 2009, due to lower interest rates, primarily in Europe.

Other expense, net was $0.3 million of net other expense, flat compared to the First Half of Fiscal 2009.

Provision for income taxes totaled $5.4 million for the First Half of Fiscal 2010, a decrease of $0.6 million, or 10.0%, compared to $6.0 million for the First Half of Fiscal 2009, primarily due to decreased income before income taxes, partially offset by a higher effective tax. The effective tax rate for the First Half of Fiscal 2010 was 34.8%, an increase of 9.0 percentage points compared to a tax rate of 25.8% for the First Half of Fiscal 2009, primarily due to the enactment of legislation in the First Quarter of Fiscal 2009 that retroactively extended the U.S. R&D tax credits and provided a tax benefit of $1.0 million. This legislation expired at the end of the First Quarter of Fiscal 2010.

Net income was $10.0 million, a decrease of $7.2 million, or 41.9%, compared to $17.2 million for the First Half of Fiscal 2009. The decrease was primarily driven by lower income from operations and a higher effective tax rate. Earnings per diluted share decreased $0.42, or 41.2%, to $0.60, compared to $1.02 for the First Half of Fiscal 2009.

Segment Results

Test Segment

Orders and Backlog

First Half of Fiscal 2010 Compared to First Half of Fiscal 2009

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Six Months Ended April 3, 2010	Estimated		Six Months Ended March 28, 2009
		Business Change	Currency Translation
Orders	$162.5	$28.1	$3.9	$130.5

Orders totaled $162.5 million, an increase of $32.0 million, or 24.5%, compared to orders of $130.5 million for the First Half of Fiscal 2009, primarily due to higher volume across all geographies, including the previously mentioned two large custom orders totaling approximately $20 million, as well as an estimated $3.9 million favorable impact of currency translation. There were no large orders in the First Half of Fiscal 2009. The Test segment accounted for 80.8% of total Company orders, compared to 79.3% for the First Half of Fiscal 2009.

Backlog of undelivered orders at the end of the Second quarter of Fiscal 2010 was $167.4 million, an increase of 7.0% from backlog of $156.4 million at October 3, 2009. Backlog at the end of the Second Quarter of Fiscal 2009 was $166.3 million.

Results of Operations

First Half of Fiscal 2010 Compared to First Half of Fiscal 2009

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Six Months Ended April 3, 2010	Estimated		Six Months Ended March 28, 2009
		Business Change	Currency Translation
Revenue	$147.2	$(45.2)	$4.2	$188.2
Cost of sales	92.9	(32.6)	3.1	122.4
Gross profit	54.3	(12.6)	1.1	65.8
Gross margin	36.9%			35.0%
Operating expenses:
Selling and marketing	25.7	(4.2)	0.8	29.1
General administrative	13.8	0.5	0.1	13.2
Research and development	5.3	0.1	—	5.2
Total operating expenses	44.8	(3.6)	0.9	47.5

Income (loss) from operations	$9.5	$(9.0)	$0.2	$18.3

Revenue was $147.2 million, a decrease of $41.0 million, or 21.8%, compared to revenue of $188.2 million for the First Half of Fiscal 2009. The decrease was primarily due to a 29.8% decline in opening backlog, partially offset by an estimated $4.2 million favorable impact of currency translation.

Gross profit was $54.3 million, a decrease of $11.5 million, or 17.5%, compared to gross profit of $65.8 million for the First Half of Fiscal 2009. Gross profit as a percentage of revenue was 36.9%, an increase of 1.9 percentage points from 35.0% for the First Half of Fiscal 2009. This increase was driven by lower warranty expense, driven by a $0.8 million favorable impact of the previously mentioned settlement of a specific claim, favorable product mix, and severance charges of $1.1 million recognized in the First Half of Fiscal 2009 as a result of the previously mentioned workforce reduction, partially offset by a $1.7 million increase in variable compensation expense. In addition, gross profit for the First Half of Fiscal 2009 included $1.3 million of costs that were recognized upon the sale of inventory that was written up to fair value as part of the acquisition of SANS.

Selling and marketing expense was $25.7 million, a decrease of $3.4 million, or 11.7%, compared to $29.1 million for the First Half of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, reduced discretionary spending, and severance charges of $1.4 million recognized in the First Half of Fiscal 2009, partially offset by $0.8 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.5% on lower volume, compared to 15.5% for the First Half of Fiscal 2009.

General and administrative expense was $13.8 million, an increase of $0.6 million, or 4.5%, compared to $13.2 million for the First Half of Fiscal 2009. This increase was primarily due to $0.8 million increased legal and other professional fees and $0.7 million increased variable compensation, partially offset by integration costs of $1.2 million recognized in the Second Quarter of Fiscal 2009 associated with the acquisition of SANS, as well as reduced discretionary spending. General and administrative expense as a percentage of revenue was 9.4% on lower volume, compared to 7.0% for the First Half of Fiscal 2009.

Research and development expense was $5.3 million, relatively flat compared to $5.2 million for the First Half of Fiscal 2009. Research and development expense as a percentage of revenue was 3.6% on lower volume, compared to 2.8% for the First Half of Fiscal 2009.

Income from operations was $9.5 million, a decrease of $8.8 million, or 48.1%, compared to income from operations of $18.3 million for the First Half of Fiscal 2009. The decrease was primarily driven by lower gross profit, partially offset by reduced operating expenses. Income from operations in the First Half of Fiscal 2009 included $2.7 million of severance charges. Operating income as a percentage of revenue was 6.5% on lower volume, compared to 9.7% for the First Half of Fiscal 2009.

Sensors Segment

Orders and Backlog

First Half of Fiscal 2010 Compared to First Half of Fiscal 2009

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Six Months Ended April 3, 2010	Estimated		Six Months Ended March 28, 2009
		Business Change	Currency Translation
Orders	$38.6	$2.8	$1.7	$34.1

Orders totaled $38.6 million, an increase of $4.5 million, or 13.2%, compared to orders of $34.1 million for the First Half of Fiscal 2009, primarily due to higher volume across all geographies as well as an estimated $1.7 million favorable impact of currency translation. The Sensors segment accounted for 19.2% of total Company orders, compared to 20.7% for the First Half of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $13.3 million, an increase of 17.7% from backlog of $11.3 million at October 3, 2009. Backlog at the end of the Second Quarter of Fiscal 2009 was $9.1 million.

Results of Operations

First Half of Fiscal 2010 Compared to First Half of Fiscal 2009

The following is a comparison of First Half of Fiscal 2010 and First Half of Fiscal 2009 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Six Months Ended April 3, 2010	Estimated		Six Months Ended March 28, 2009
		Business Change	Currency Translation
Revenue	$36.0	$(1.6)	$1.5	$36.1
Cost of sales	16.6	(0.3)	0.7	16.2
Gross profit	19.4	(1.3)	0.8	19.9
Gross margin	54.0%			55.3%
Operating expenses:
Selling and marketing	6.5	(1.6)	0.2	7.9
General administrative	4.1	(0.8)	0.2	4.7
Research and development	1.8	(0.2)	0.1	1.9
Total operating expenses	12.4	(2.6)	0.5	14.5

Income from operations	$7.0	$1.3	$0.3	$5.4

Revenue was $36.0 million, relatively flat compared to $36.1 million for the First Half of Fiscal 2009. The slight decrease was primarily driven order timing, partially offset by an estimated $1.5 million favorable impact of currency translation.

Gross profit was $19.4 million, a decrease of $0.5 million, or 2.5%, compared to gross profit of $19.9 million for the First Half of Fiscal 2009. Gross profit as a percentage of revenue was 54.0%, a decrease of 1.3 percentage points from 55.3% for the First Half of Fiscal 2009, primarily due to a $0.2 million write-off of inventory and $0.2 million increased variable compensation expense.

Selling and marketing expense was $6.5 million, a decrease of $1.4 million, or 17.7%, compared to $7.9 million for the First Half of Fiscal 2009. The decrease is primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, and reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 18.1% compared to 21.9% for the First Half of Fiscal 2009.

General and administrative expense was $4.1 million, a decrease of $0.6 million, or 12.8%, compared to $4.7 million for the First Half of Fiscal 2009, primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, and reduced discretionary spending, partially offset by $0.2 million increased variable compensation expense. General and administrative expense as a percentage of revenue was 11.4% compared to 13.0% for the First Half of Fiscal 2009.

Research and development expense was $1.8 million, relatively flat compared to $1.9 million for the First Half of Fiscal 2009. Research and development expense as a percentage of revenue was 5.0% compared to 5.3% for the First Half of Fiscal 2009.

Income from operations was $7.0 million, an increase of $1.6 million, or 29.6%, compared to income from operations of $5.4 million for the First Half of Fiscal 2009. This increase was primarily due to reduced operating expenses, partially offset by lower gross profit. Operating income as a percentage of revenue was 19.4% compared to 15.0% for the First Half of Fiscal 2009.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $122.1 million at the end of the Second Quarter of Fiscal 2010. Of this amount, $18.6 million was located in North America, $84.8 million in Europe, and $18.7 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2010, the Company held no short-term investments.

Total cash and cash equivalents increased $3.2 million in the First Half of Fiscal 2010, primarily due to earnings and decreased working capital requirements, partially offset by dividend payments, purchase of company stock, investment in property and equipment, and an unfavorable impact of currency translation. Total cash and cash equivalents decreased $14.8 million in the First Half of Fiscal 2009, primarily due to the acquisition of SANS, employee incentive and related benefit payments, purchases of company stock, investment in property and equipment, dividend payments, and an unfavorable impact of currency translation, partially offset by earnings. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $27.9 million for the First Half of Fiscal 2010, compared to cash provided of $15.7 million for the First Half of Fiscal 2009. Cash provided for the First Half of Fiscal 2010 was primarily due to earnings and $7.3 million decreased accounts and unbilled receivables resulting from the general timing of billing and collections, and $4.2 million increased advance payments received from customers driven by higher custom orders. Cash provided for the First Half of Fiscal 2009 was primarily due to earnings and $21.4 million decreased accounts and unbilled receivables driven by lower order volume. This cash provided was partially offset by $11.0 million decreased accounts payable resulting from the general timing of purchases and payments, $8.8 million decrease in advance payments received from customers driven by decreased orders, and $8.0 million incentive and related benefit payments.

Cash flows from investing activities required the use of cash totaling $5.5 million for the First Half of Fiscal 2010, compared to the use of cash totaling $27.5 million for the First Half of Fiscal 2009. The cash usage for the First Half of Fiscal 2010 reflects a $5.0 million investment in property and equipment. The cash usage for the First Half of 2009 was due $21.6 million payments associated with the acquisition of SANS, and $5.9 million investment in property and equipment.

Cash flows from financing activities required the use of cash totaling $12.9 million for the First Half of Fiscal 2010, compared to cash provided of $3.5 million for the First Half of Fiscal 2009. The cash usage for the First Half of Fiscal 2010 was primarily due to payment of cash dividends of $7.4 million, as well as the use of $5.9 million to purchase approximately 211,500 shares of the Company’s common stock. The cash provided for the First Half of Fiscal 2009 was primarily due to $15.9 million net proceeds received from short-term borrowings, partially offset by the use of $6.7 million to purchase 245,500 shares of the Company’s common stock, payment of cash dividends of $5.1 million, and repayment of interest-bearing debt of $1.2 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2010, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of April 3, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements. The new disclosure provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2010-06 during the three-month period ended April 3, 2010 did not have an impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-14 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 which, for the Company, will be fiscal year 2011. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at April 3, 2010 included $122.1 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.6 million for the six-month period ended April 3, 2010.

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company manages exposure to changes in foreign currency exchange rates through its regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to manage the Company’s overall exposure to exchange rate fluctuations, as the gains and losses on these contracts are intended to offset gains and losses on the Company’s assets, liabilities, and cash flows.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $8.6 million in revenue for the six-month period ended April 3, 2010.

At April 3, 2010, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.3 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of April 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 3, 2010 - February 6, 2010	62,298	$28.52	62,298	1,888,563
February 7, 2010 - March 6, 2010	50,400	$26.42	50,400	1,838,163
March 7, 2010 - April 3, 2010	46,100	$29.74	46,100	1,792,063
Total	158,798	$28.21	158,798

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the Second Quarter of Fiscal 2010, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 5.  Other Information

(a)	The Company’s Annual Meeting of Shareowners was held on February 10, 2010.

(b)	The following persons were nominated and elected to continue as directors of the Company until the next Annual Meeting of Shareholders. There were 1,907,302 broker non-votes.

	Voted For	Withheld

David J. Anderson	12,236,598	230,722
Jean-Lou Chameau	12,108,358	358,961
Laura B. Hamilton	11,926,468	540,852
Brendan C. Hegarty	12,066,340	400,979
Barb J. Samardzich	12,239,290	228,029
Gail P. Steinel	12,187,113	280,207

(c)

The appointment of KPMG, LLP as the Company’s independent registered public accounting firm for the current fiscal year was approved with 13,957,197 votes in favor, 397,831 votes against, and 19,593 votes abstained. There were no broker non-votes.

(d)

The restatement of the MTS Systems Corporation Executive Variable Compensation Plan was approved with 10,831,109 votes in favor, 626,872 votes against, and 1,009,338 votes abstained. There were 1,907,302 broker non-votes.

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

MTS SYSTEMS CORPORATION

Dated: May 6, 2010	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Dated: May 6, 2010	/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).