Form 10-Q
period 2010-07-03
MTS SYSTEMS CORP
filed 2010-08-05
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 3, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

☐  Yes                                           ☒  No

The number of shares outstanding of the Registrant’s common stock as of August 3, 2010 was 16,223,864 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JULY 3, 2010

Index

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements
MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	July 3, 2010	October 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$104,715	$118,885
Accounts receivable, net of allowances for doubtful accounts of $1,171 and $1,410 respectively	60,646	72,553
Unbilled accounts receivable	21,601	27,246
Inventories	48,988	47,969
Prepaid expenses and other current assets	12,517	6,583
Deferred income taxes	11,094	12,322
Total current assets	259,561	285,558

Property and equipment, net	55,299	56,118
Goodwill	15,157	15,206
Other intangible assets, net	24,198	23,826
Other assets	3,138	4,181
Deferred income taxes	1,835	2,025
Total Assets	$359,188	$386,914

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,263	$40,182
Accounts payable	19,060	18,630
Accrued payroll and related costs	27,824	25,376
Advance payments from customers	45,152	46,739
Accrued warranty costs	8,008	9,774
Accrued income taxes	1,779	1,182
Deferred income taxes	968	960
Other accrued liabilities	20,187	25,149
Total current liabilities	163,241	167,992

Deferred income taxes	4,023	3,843
Non-current accrued income taxes	2,992	3,591
Pension benefit plan	2,141	1,917
Other long-term liabilities	4,543	5,606
Total Liabilities	176,940	182,949

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 16,240 and 16,564 shares issued and outstanding	4,060	4,141
Retained earnings	168,671	174,301
Accumulated other comprehensive income	9,517	25,523
Total Shareholders' Investment	182,248	203,965
Total Liabilities and Shareholders' Investment	$359,188	$386,914

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Revenue:
Product	$70,677	$77,867	$224,718	$271,537
Service	14,267	12,912	43,456	43,503
Total revenue	84,944	90,779	268,174	315,040
Cost of sales:
Product	44,016	49,484	138,605	170,643
Service	7,679	6,691	22,610	24,059
Total cost of sales	51,695	56,175	161,215	194,702
Gross profit	33,249	34,604	106,959	120,338

Operating expenses:
Selling and marketing	16,007	16,542	48,263	53,531
General and administrative	14,602	9,055	32,483	26,981
Research and development	4,154	4,199	11,206	11,332
Total operating expenses	34,763	29,796	91,952	91,844

(Loss) income from operations	(1,514)	4,808	15,007	28,494

Interest expense	(115)	(548)	(1,071)	(1,611)
Interest income	162	101	281	921
Other (expense) income, net	(96)	134	(419)	(108)

(Loss) income before income taxes	(1,563)	4,495	13,798	27,696
Income tax (benefit) provision	(1,568)	1,346	3,782	7,323
Net income	$5	$3,149	$10,016	$20,373

Earnings per share:
Basic-
Earnings per share	$0.00	$0.19	$0.61	$1.21
Weighted average number of common shares outstanding - basic	16,315	16,741	16,454	16,839

Diluted-
Earnings per share	$0.00	$0.19	$0.61	$1.21
Weighted average number of common shares outstanding - diluted	16,378	16,765	16,509	16,878

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	July 3, 2010	June 27, 2009

Cash flows from operating activities:
Net income	$10,016	$20,373
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,671	2,864
Charge for fair value mark-up of acquired inventory	-	1,720
Net periodic pension benefit cost	304	351
Depreciation and amortization	9,480	8,924
Deferred income taxes	1,506	483
Bad debt provision	(148)	456

Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	13,655	45,926
Inventories	(1,962)	2,544
Prepaid expenses	(1,022)	164
Other assets	(7,488)	(1,665)
Accounts payable	833	(16,079)
Accrued payroll and related costs	3,906	(10,529)
Advance payments from customers	(623)	(16,117)
Accrued warranty costs	(1,389)	1,796
Other	4,544	(4,316)
Net cash provided by operating activities	33,283	36,895

Cash flows from investing activities:
Purchases of property and equipment	(8,423)	(7,691)
Purchase of business	(6,748)	(21,870)
Net cash used in investing activities	(15,171)	(29,561)

Cash flows from financing activities:
Net receipts under short-term borrowings	74	15,823
Payments of long-term debt	-	(1,154)
Cash dividends	(9,814)	(7,604)
Proceeds from exercise of stock options and employee stock purchase plan	773	1,267
Payments to purchase and retire common stock	(10,701)	(9,450)
Net cash used in financing activities	(19,668)	(1,118)
Effect of exchange rate on changes in cash	(12,614)	(1,373)

Net (decrease) increase in cash and cash equivalents	(14,170)	4,843
Cash and cash equivalents, at beginning of period	118,885	114,099
Cash and cash equivalents, at end of period	$104,715	$118,942
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$1,150	$1,159
Income taxes	$7,692	$8,638

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2009 filed with the SEC. Interim results of operations for the three and nine-month periods ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Index

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at July 3, 2010 and October 3, 2009 were as follows:

	July 3, 2010	October 3, 2009
	(expressed in thousands)
Customer projects in various stages of completion	$15,598	$15,075
Components,assemblies and parts	33,390	32,894
Total	$48,988	$47,969

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. The portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-month periods ended July 3, 2010 and June 27, 2009 was $0.3 million. Amortization expense for software development costs for the nine-month periods ended July 3, 2010 and June 27, 2009 was $1.0 million and $0.5 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty guarantees that are included in customer contracts. For sales that include installation services, warranty guarantees typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product guarantees typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and nine-month periods ended July 3, 2010 and June 27, 2009 were as follows:

Index

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(expressed in thousands)
Beginning balance	$8,571	$8,196	$9,774	$6,107
Warranty provisions(1)	1,417	2,269	4,436	8,254
Warranty claims	(1,807)	(2,694)	(5,824)	(6,458)
Acquisition of SANS	-	-	-	73
Currency translation	(173)	112	(378)	(93)
Ending balance	$8,008	$7,883	$8,008	$7,883

(1) Warranty provisions for the nine-month period ended July 3, 2010 include a $0.8 million favorable impact resulting from the settlement of a specific claim. The initial provision for this claim was recorded during the nine-month period ended June 27, 2009.

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

Index

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

3. Capital Assets

Property and Equipment
Property and equipment at July 3, 2010 and October 3, 2009 consist of the following:

	July 3, 2010	October 3, 2009
	(expressed in thousands)
Land and improvements	$1,709	$1,716
Buildings and improvements	51,198	52,921
Machinery and equipment	100,803	96,156
Total	153,710	150,793
Less accumulated depreciation	(98,411)	(94,675)
Property and equipment, net	$55,299	$56,118

Goodwill
The changes to the carrying amount of goodwill for the nine-month periods ended July 3, 2010 and June 27, 2009 were as follows:

	Nine Months Ended	Nine Months Ended
	July 3, 2010	June 27, 2009
	(expressed in thousands)

Beginning balance	$15,206	$1,668
Acquisition of SANS	-	14,620
Currency translation	(49)	(153)
Ending balance	$15,157	$16,135

At July 3, 2010, $13.7 million and $1.5 million of goodwill was associated with the Test and Sensors segments, respectively. At June 27, 2009, $14.5 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively.

Other Intangible Assets
Other intangible assets at July 3, 2010 and October 3, 2009 consist of the following:

Index

	July 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$10,553	$(1,750)	$8,803	6.1
Patents	9,351	(1,160)	8,191	15.3
Trademarks and trade names	5,619	(552)	5,067	30.2
Non-compete agreements	2,451	(1,430)	1,021	3.0
Land-use rights	1,152	(36)	1,116	47.8
Total	$29,126	$(4,928)	$24,198	15.1

	October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$8,062	$(729)	$7,333	5.0
Patents	9,225	(652)	8,573	15.4
Trademarks and trade names	5,583	(412)	5,171	30.2
Non-compete agreements	2,435	(812)	1,623	3.0
Land-use rights	1,144	(18)	1,126	47.8
Total	$26,449	$(2,623)	$23,826	15.6

Amortization expense recognized during the three-month periods ended July 3, 2010 and June 27, 2009 was $0.7 million. Amortization expense recognized during the nine-month periods ended July 3, 2010 and June 27, 2009 was $2.3 million and $1.7 million, respectively.

4. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.2 million and 1.4 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended July 3, 2010 and June 27, 2009, respectively. Stock options to acquire 1.2 million and 1.3 million weighted common shares have been excluded from diluted weighted shares outstanding for the nine-month periods ended July 3, 2010 and June 27, 2009, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(expressed in thousands, except per share data)

Net income	$5	$3,149	$10,016	$20,373

Weighted average common shares outstanding	16,315	16,741	16,454	16,839
Dilutive potential common shares	63	24	55	39
Total diluted weighted shares outstanding	16,378	16,765	16,509	16,878

Earnings per share:
Basic	$0.00	$0.19	$0.61	$1.21
Diluted	$0.00	$0.19	$0.61	$1.21

Index

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

Financial information by reportable segment for the three and nine-month periods ended July 3, 2010 and June 27, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(expressed in thousands)
Revenue by Segment:
Test	$64,602	$76,505	$211,806	$264,642
Sensors	20,342	14,274	56,368	50,398
Total revenue	$84,944	$90,779	$268,174	$315,040

(Loss) Income from Operations by Segment:
Test	$(6,742)	$4,098	$2,778	$22,409
Sensors	5,228	710	12,229	6,085
Total (loss) income from operations	$(1,514)	$4,808	$15,007	$28,494

6. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of July 3, 2010, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to ASC 815. The Company’s balance sheet derivatives are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are economic hedges of risk exposures. The fair value of the Company’s outstanding designated hedge derivative and undesignated derivative assets and liabilities were reported in the July 3, 2010 and October 3, 2009 Consolidated Balance Sheet as follows:

Index

	July 3, 2010
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$275	$131
Interest rate swaps	-	1,550
Total designated hedge derivatives	275	1,681

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	865
Total hedge and other derivatives	$275	$2,546

	June 27, 2009
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$285	$720
Interest rate swaps	-	1,811
Total designated hedge derivatives	285	2,531

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	40	535
Total hedge and other derivatives	$325	$3,066

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

At July 3, 2010 and June 27, 2009, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $8.9 million and $31.5 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $7.5 million and $16.8 million at July 3, 2010 and June 27, 2009, respectively. At July 3, 2010 the net market value of the foreign currency exchange contracts was a net asset of $0.1 million, consisting of $0.2 million in assets and $0.1 million in offsetting liabilities. At June 27, 2009, the net market value of foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.7 million in liabilities and $0.3 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and nine-month periods ended July 3, 2010 and June 27, 2009, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

Index

	Three Months Ended		Nine Months Ended
	July, 3	June, 27	July, 3	June, 27
	2010	2009	2010	2009
	(expressed in thousands)
Beginning unrealized net gain (loss) in AOCI	$259	$71	$(519)	$108
Net (gain) loss reclassified into Revenue (effective portion)	(349)	139	86	1,175
Net (gain) loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	-	(97)	-	72
Net gain (loss) recognized in OCI (effective portion)	284	(614)	627	(1,856)
Ending unrealized net gain (loss) in AOCI	$194	$(501)	$194	$(501)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine-month periods ended July 3, 2010 and June 27, 2009. At July 3, 2010 and June 27, 2009, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.2 million and a loss of $0.5 million, respectively. The maximum remaining maturity of any forward or option contract at July 3, 2010 and June 27, 2009 was 0.6 years.

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

At July 3, 2010 and June 27, 2009, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of those dates. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At July 3, 2010 and June 27, 2009, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. At July 3, 2010 and June 27, 2009, there was a 50 basis-point and 45 basis point differential, respectively, between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings at July 3, 2010 and June 27, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.81% and 3.76%, respectively. The total market value of the interest rate swaps at July 3, 2010 and June 27, 2009 was a liability of $1.6 million and $1.8 million, respectively.

The pretax amounts recognized in AOCI on interest rate swaps for the three and nine-month periods ended July 3, 2010 and June 27, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July, 3	June, 27	July, 3	June, 27
	2010	2009	2010	2009
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,622)	$(2,154)	$(1,894)	$(199)
Net loss reclassified into Interest expense (effective portion)	304	289	921	647
Net (loss) gain recognized in OCI (effective portion)	(232)	54	(577)	(2,259)
Ending unrealized net loss in AOCI	$(1,550)	$(1,811)	$(1,550)	$(1,811)

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

At July 3, 2010 and June 27, 2009, the Company had outstanding balance sheet currency exchange derivative contracts with gross notional U.S. dollar equivalent amounts of $36.8 million and $56.0 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at July 3, 2010 and June 27, 2009 was $0.2 million and $13.1 million, respectively. At July 3, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.2 million, consisting entirely of liabilities. At June 27, 2009, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.5 million, consisting of $0.5 million in liabilities with less than $0.1 million in offsetting assets.

Index

The net losses recognized in the Consolidated Statements of Income on balance sheet currency exchange derivative contracts for the three and nine-month periods ended July 3, 2010 and June 27, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July, 3	June, 27	July, 3	June, 27
	2010	2009	2010	2009
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(241)	$(271)	$(165)	$(1,224)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of July 3, 2010 and October 3, 2009, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

Index

	July 3, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$275	$-	$275
Total assets	$-	$275	$-	$275

Liabilities:
Currency contracts(1)	$-	$996	$-	$996
Interest rate swaps(2)		1,550	-	1,550
Total liabilities	$-	$2,546	$-	$2,546

	October 3, 2009
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$234	$-	$234
Total assets	$-	$234	$-	$234

Liabilities:
Currency contracts(1)	$-	$1,199	$-	$1,199
Interest rate swaps(2)		1,894	-	1,894
Total liabilities	$-	$3,093	$-	$3,093

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Index

Comprehensive Income for the three and nine-month periods ended July 3, 2010 and June 27, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(expressed in thousands)

Net income	$5	$3,149	$10,016	$20,373
Change in cumulative translation adjustment	(7,638)	7,076	(16,350)	(2,150)
Pension benefit plan adjustments	(263)	(34)	(317)	(261)
Increase (decrease) in unrealized gains and losses on derivative instruments	4	(139)	661	(1,371)
Comprehensive income	$(7,892)	$10,052	$(5,990)	$16,591

9. Financing

Short-term borrowings at July 3, 2010 and October 3, 2009 consist of the following:

	July 3, 2010	October 3, 2009
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 50 basis points (0.88% rate in effect at July 3, 2010), maturing July 2010, with optional month-to-month term renewal and loan repricing until 2012	$11,000	$11,000
Bank line of credit, monthly U.S. LIBOR plus 50 basis points (0.88% rate in effect at July 3, 2010), maturing July 2010, with optional month-to-month term renewal and loan repricing until 2012	13,000	13,000
Bank line of credit, monthly U.S. LIBOR plus 50 basis points (0.88% rate in effect at July 3, 2010), maturing July 2010, with optional month-to-month term renewal and loan repricing until 2012	6,000	6,000
Bank line of credit, monthly U.S. LIBOR plus 50 basis points (0.88% rate in effect at July 3, 2010), maturing July 2010, with optional month-to-month term renewal and loan repricing until 2012	10,000	10,000
Notes payable, non-interest bearing	263	182
Total short-term borrowings	$40,263	$40,182

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At July 3, 2010 and October 3, 2009, outstanding borrowings under the credit facility were $40.0 million. At July 3, 2010, the Company had outstanding letters of credit drawn from the credit facility totaling $8.3 million, leaving approximately $26.7 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. Subsequent to July 3, 2010, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. The Company intends to continue to renew each of the outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. At July 3, 2010, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average fixed interest rate applicable to outstanding credit facility borrowings was 3.81%. See Note 6 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

10. Income Taxes

As of July 3, 2010, the Company’s liability for unrecognized tax benefits was $3.0 million, of which $1.0 million would favorably affect the Company’s effective tax rate if recognized. During the three and nine-month periods ended July 3, 2010, the Company’s effective tax rate was favorably impacted by a $0.5 million reduction in the liability for unrecognized tax benefits due to the lapse of statute of limitations on certain tax contingencies.

Index

During the three and nine-month periods ended July 3, 2010, the Company repatriated $44.8 million and $50.7 million of historical earnings, respectively, resuling in tax benefits of $0.4 million and $0.3 million, respectively. The tax benefits were driven by the anticipated utilization of available foreign tax credits.

11. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The net periodic benefit cost for the plan for the three and nine-month periods ended July 3, 2010 and June 27, 2009 included the following components:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(expressed in thousands)

Service cost	$81	$101	$264	$295
Interest cost	182	193	594	563
Expected return on plan assets	(173)	(177)	(566)	(517)
Net amortization and deferral	3	3	12	10
Net periodic benefit cost	$93	$120	$304	$351

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and nine-month periods ended July 3, 2010 and June 27, 2009 was 5.9%.

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

The following table summarizes the severance charges included in the Company’s Consolidated Statement of Income for the three and nine-month periods ended June 27, 2009:

	Three Months Ended	Nine Months Ended
	June 27, 2009	June 27, 2009
	(expressed in thousands)
Cost of sales	$595	$1,778
Selling and marketing	325	1,733
General and administrative	243	468
Total severance costs	$1,163	$3,979

Index

13. Subsequent Events

On July 23, 2010 the Company entered into a settlement agreement with Hysitron Incorporated (“Hysitron”) pursuant to the conclusion of a mediation process. The agreement dismisses all claims and counterclaims in a patent-infringement lawsuit between the two parties. Pursuant to the agreement, the Company will pay Hysitron $7.5 million and neither party admits any liability or wrongdoing in the related matter. The settlement resulted in a pre-tax charge of $6.3 million during the three-month period ended July 3, 2010. The remaining $1.2 million pre-tax charge was accrued during the fourth quarter of the prior fiscal year based on management’s prior estimate of the settlement liability.

Index

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

Index

Summary of Financial Results

Sequential: Three Months Ended July 3, 2010 (“Third Quarter of Fiscal 2010”) Compared to Three Months Ended April 3, 2010 (“Second Quarter of Fiscal 2010”)

Highlights for the Third Quarter of Fiscal 2010 compared to the Second Quarter of Fiscal 2010 include:

•
Orders were $93.7 million, flat compared to $93.4 million for the Second Quarter of Fiscal 2010. Third Quarter of Fiscal 2010 orders included one large, in excess of $5.0 million, Test segment order of approximately $6 million. There were no large orders in excess of $5.0 million in the Second Quarter of Fiscal 2010. Excluding the large order, base orders decreased 6.1% due to decreased worldwide demand in the Test segment. Backlog of undelivered orders was $187.6 million, an increase of 3.8% from backlog of $180.7 million at April 3, 2010.

•
Revenue decreased 10.0% to $84.9 million, compared to $94.3 million for the Second Quarter of Fiscal 2010. This decrease was comprised of a 12.7% decline in the Test segment, resulting from a high mix of slower-turn custom projects in backlog, customer site-readiness factors and capacity alignment constraints, partially offset by a 12.0% increase in the Sensors segment. In addition, currency translation unfavorably impacted revenue by an estimated 2%.

•
The Company settled a legal claim for patent infringement for $7.5 million, of which $6.3 million was expensed in the quarter. The remaining $1.2 million was accrued in the fourth quarter of the prior fiscal year.

•
Loss from operations was $1.5 million. This compares to income from operations of $10.1 million for the Second Quarter of Fiscal 2010. The decrease was driven by reduced revenue volume in the Test segment, as well as the previously mentioned legal settlement costs of $6.3 million.

•
Earnings per diluted share were $0.00, compared to $0.37 for the Second Quarter of Fiscal 2010. The decrease resulted from revenue and margin decline in the Test segment, as well as legal settlement costs, partially offset by improved operating income in the Sensors segment and increased tax benefits. The lapse of statute of limitations on certain tax contingencies, as well as the cash repatriation of earnings, provided additional tax benefits of $0.9 million in the quarter. The tax benefits from the cash repatriation of earnings reflect the anticipated utilization of available foreign tax credits.

Year-over-Year: Third Quarter of Fiscal 2010 Compared to Three Months Ended June 27, 2009 (“Third Quarter of Fiscal 2009”)

Highlights for the Third Quarter of Fiscal 2010 compared to the Third Quarter of Fiscal 2009 include:

•
Orders increased 16.1% to $93.7 million, compared to $80.7 million for the Third Quarter of Fiscal 2009. This increase was driven by increased volume in Americas and Asia in the Test segment and higher volume across all geographies in the Sensors segment, partially offset by an estimated 2% unfavorable impact of currency translation. As previously mentioned, Third Quarter of Fiscal 2010 orders included one large Test segment order of approximately $6 million. There were no large orders in Third Quarter of Fiscal 2009. Backlog of undelivered orders was $187.6 million, an increase of 14.9% compared to $163.3 million at the end of the Third Quarter of Fiscal 2009.

•
Revenue decreased 6.5% to $84.9 million, compared to $90.8 million for the Third Quarter of Fiscal 2009. This decrease was comprised of a 14.9% decline in the Test Segment, resulting from a high slower-turn custom mix in backlog, customer site-readiness factors and capacity alignment constraints, partially offset by 46.2% growth in Sensors due to increased order volume. In addition, currency translation unfavorably impacted revenue by an estimated 1%.

•	As previously mentioned, the Company settled a legal claim for patent infringement for $7.5 million, of which $6.3 million was expensed in the quarter.

•
During the Third Quarter of Fiscal 2009, the Company approved a plan for a workforce reduction in response to economic weakness. In connection with the workforce reduction, the Company incurred severance and benefit costs totaling $1.2 million, of which $1.0 million and $0.2 million was reported in the Test and Sensors segments, respectively. Of the $1.2 million total costs, $0.6 million, $0.3 million, and $0.3 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

•
Loss from operations of $1.5 million, compared to income from operations of $4.8 million for the Third Quarter of Fiscal 2009. This decrease was primarily driven by the previously mentioned legal settlement costs of $6.3 million and lower gross profit from reduced volume. Income from operations for the Third Quarter of Fiscal 2009 included $1.2 million of the previously mentioned severance charges.

Index

•
Earnings per diluted share were $0.00, compared to $0.19 for the Third Quarter of Fiscal 2009. The decrease resulted from loss from operations, partially offset by increased tax benefits and favorable net interest. As previously mentioned, the lapse of statute of limitations on certain tax contingencies, as well as the cash repatriation of earnings, provided additional tax benefits of $0.9 million in the quarter. The tax benefits from the cash repatriation of earnings reflect the anticipated utilization of available foreign tax credits.

•
Cash and cash equivalents at the end of the Third Quarter of Fiscal 2010 totaled $104.7 million, compared to $122.1 million at the end of Second Quarter of Fiscal 2010. Cash flows from operations generated $5.3 million. During the quarter, the Company made $6.3 million of deferred payments for the SANS acquisition, purchased approximately 157,800 shares of its common stock for $4.7 million, invested $3.4 million in capital expenditures, and paid $2.4 million in dividends.

Year-over-Year: Nine Months Ended July 3, 2010 (“First Nine Months of Fiscal 2010”) Compared to Nine Months Ended June 27, 2009 (“First Nine Months of Fiscal 2009”)

Highlights for the First Nine Months of Fiscal 2010 compared to the First Nine Months of Fiscal 2009 include:

•
Orders increased 20.2% to $294.8 million, compared to $245.3 million for the First Nine Months of Fiscal 2009. This increase was driven by higher volume across all geographies in both segments, including three large custom orders in the Test segment totaling approximately $26 million, and an estimated 2% favorable impact of currency translation.

•
Revenue decreased 14.9% to $268.2 million, compared to $315.0 million for the First Nine Months of Fiscal 2009. This decrease was primarily due to a 28.5% decline in opening backlog as well as customer site-readiness factors and capacity alignment constraints in the Test segment, partially offset by higher order volume in the Sensors segment and an estimated 1% favorable impact of currency translation.

•	As previously mentioned, the Company settled a legal claim for patent infringement for $7.5 million, of which $6.3 million was expensed in the First Nine Months of Fiscal 2010.

•
During the First Nine Months of Fiscal 2009, the Company announced and initiated workforce reductions. As a result of these actions, the Company incurred severance and benefit arrangement costs totaling $4.0 million, of which $3.7 million and $0.3 million was reported in the Test and Sensors segments, respectively. Of the $4.0 million total costs, $1.8 million, $1.7 million, and $0.5 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

•
Income from operations decreased 47.4% to $15.0 million, compared to $28.5 million for the First Nine Months of Fiscal 2009. This decrease was primarily driven by lower revenue volume in the Test segment, the previously mentioned legal settlement costs of $6.3 million, and increased variable compensation. These decreases were partially offset by increased gross profit and reduced operating expenses in the Sensors segment. Income from operations in the First Nine Months of Fiscal 2009 included $4.0 million of the previously mentioned severance charges.

•
Earnings per diluted share decreased $0.60, or 49.6%, to $0.61, compared to $1.21 for the Nine Months of Fiscal 2009, primarily due to lower income from operations and a $0.24 per share impact of the previously mentioned legal settlement costs.

•
Cash and cash equivalents at the end of the First Nine Months of Fiscal 2010 totaled $104.7 million, compared to $118.9 million at the end of Fiscal 2009. Cash flows from operations generated $33.2 million, primarily driven by earnings and lower working capital utilization. During the First Nine Months of Fiscal 2010, the Company purchased approximately 369,300 shares of its common stock for $10.6 million, paid $9.8 million in dividends, invested $8.4 million in capital expenditures, and paid $6.7 million of deferred payments for the SANS acquisition.

Detailed Financial Results

Total Company

Orders and Backlog

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

Index

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended	Estimated		Three Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Orders	$93.7	$14.4	$(1.4)	$80.7

Orders totaled $93.7 million, an increase of $13.0 million, or 16.1%, compared to orders of $80.7 million for the Third Quarter of Fiscal 2009. This increase was primarily due to higher order volume in Americas and Asia in the Test segment and higher volume across all geographies in the Sensors segment, partially offset by an estimated $1.4 million unfavorable impact of currency translation. As previously mentioned, Third Quarter of Fiscal 2010 orders included one large Test segment order of approximately $6 million. There were no large orders in Third Quarter of Fiscal 2009.

Backlog of undelivered orders at July 3, 2010 was $187.6 million, an increase of 14.9% from backlog of $163.3 million at the end of the Third Quarter of Fiscal 2009. The Company seldom experiences order cancellations larger than $1.0 million; however, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 statements of operations (in millions, except per share data):

	Three Months Ended
	July 3, 2010	June 27, 2009	Variance		% Variance

Revenue	$84.9	$90.8	$(5.9)		-6.5%
Cost of sales	51.7	56.2	(4.5)		-8.0%
Gross profit	33.2	34.6	(1.4)		-4.0%
Gross margin	39.1%	38.1%	1.0	pts

Operating expenses:
Selling and marketing	16.0	16.5	(0.5)		-3.0%
General administrative	14.6	9.1	5.5		60.4%
Research and development	4.1	4.2	(0.1)		-2.4%
Total operating expenses	34.7	29.8	4.9		16.4%

(Loss) income from operations	(1.5)	4.8	(6.3)		-131.3%

Interest expense	(0.1)	(0.6)	0.5		-83.3%
Interest income	0.1	0.1	-		0.0%
Other (expense) income, net	(0.1)	0.1	(0.2)		NM

(Loss) income before income taxes	(1.6)	4.4	(6.0)		NM
Income tax (benefit) provision	(1.6)	1.3	(2.9)		NM
Net income	$-	$3.1	$(3.1)		-100.0%

Diluted earnings per share	$0.00	$0.19	$(0.19)		-100.0%

“NM” represents comparisons that are not meaningful to this analysis.

Index

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended	Estimated		Three Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Revenue	$84.9	$(4.8)	$(1.1)	$90.8
Cost of sales	51.7	(3.8)	(0.7)	56.2
Gross profit	33.2	(1.0)	(0.4)	34.6
Gross margin	39.1%			38.1%
Operating expenses:
Selling and marketing	16.0	(0.3)	(0.2)	16.5
General administrative	14.6	5.6	(0.1)	9.1
Research and development	4.1	(0.1)	-	4.2
Total operating expenses	34.7	5.2	(0.3)	29.8

(Loss) income from operations	$(1.5)	$(6.2)	$(0.1)	$4.8

Revenue was $84.9 million, a decrease of $5.9 million, or 6.5%, compared to revenue of $90.8 million for the Third Quarter of Fiscal 2009. The decrease was driven by a 14.9% decline in the Test Segment, resulting from a high slower-turn custom mix in backlog, customer site-readiness factors and capacity alignment constraints, partially offset by 46.2% growth in Sensors due to increased order volume. In addition, currency translation unfavorably impacted revenue by an estimated $1.1 million.

Gross profit was $33.2 million, a decrease of $1.4 million, or 4.0%, compared to gross profit of $34.6 million for the Third Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 39.1%, an increase of 1.0 percentage points from 38.1% for the Third Quarter of Fiscal 2009. This increase was driven by higher volume in the Sensors segment, lower warranty expense in the Test segment, and severance charges of $0.6 million recognized in the Third Quarter of Fiscal 2009 as a result of a workforce reduction. These increases were partially offset by lower volume and unfavorable product mix in the Test segment, and a $0.7 million increase in variable compensation expense.

Selling and marketing expense was $16.0 million, a decrease of $0.5 million, or 3.0%, compared to $16.5 million for the Third Quarter of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a workforce reduction in the prior year, lower commissions and sales incentives, and severance charges of $0.3 million recognized in the Third Quarter of Fiscal 2009, partially offset by $0.5 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 18.8% on lower volume, compared to 18.2% for the Third Quarter of Fiscal 2009.

General and administrative expense was $14.6 million, an increase of $5.5 million, or 60.4%, compared to $9.1 million for the Third Quarter of Fiscal 2009. This increase was primarily due to the previously mentioned $6.3 million in legal settlement costs and a $0.4 million increase in variable compensation expense, partially offset by lower compensation and benefits, resulting from a workforce reduction in the prior year, severance charges of $0.3 million recognized in the Third Quarter of Fiscal 2009, and integration costs of $0.3 million associated with the acquisition of SANS that were recognized in the Third Quarter of Fiscal 2009. General and administrative expense as a percentage of revenue was 17.2% on lower volume, compared to 10.0% for the Third Quarter of Fiscal 2009.

Research and development expense was $4.1 million, relatively flat compared to $4.2 million for the Third Quarter of Fiscal 2009. Research and development expense as a percentage of revenue was 4.8% on lower volume, compared to 4.6% for the Third Quarter of Fiscal 2009.

(Loss) income from operations was a loss from operations of $1.5 million, compared to income from operations of $4.8 million for the Third Quarter of Fiscal 2009. This decrease was primarily driven by the previously mentioned legal settlement costs of $6.3 million and lower gross profit, partially offset by reduced operating expenses. Income from operations for the Third Quarter of Fiscal 2009 included severance costs of $1.2 million. Operating loss as a percentage of revenue was a loss of 1.8% for the Third Quarter of Fiscal 2010, compared to operating income as a percentage of revenue was 5.3% for the Third Quarter of Fiscal 2009.

Index

Interest expense was $0.1 million, a decrease of $0.5 million, or 83.3%, compared to the Third Quarter of Fiscal 2009. This decrease was primarily due to the lapse of statute of limitations on certain tax contingencies in the Third Quarter of Fiscal 2010 which resulted in a reduction of the related interest expense previously recognized on those contingencies.

Interest income was $0.1 million, flat compared to the Third Quarter of Fiscal 2009.

Other (expense) income, net was $0.1 million of net other expense, a decrease of $0.2 million, compared to $0.1 million of net other income in the Third Quarter of Fiscal 2009. This decrease was primarily due to net losses on foreign currency transactions compared to net gains on foreign currency transactions in the Third Quarter of Fiscal 2009.

Income tax (benefit) provision was a benefit of $1.6 million for the Third Quarter of Fiscal 2010, compared to a provision of $1.3 million for the Third Quarter of Fiscal 2009. The income tax benefit was primarily due to the loss before income taxes, as well as increased tax benefits in the Third Quarter of Fiscal 2010. The release of certain contingencies due to the lapse of statute of limitations, and the cash repatriation of earnings drove the higher tax benefits. As previously mentioned, the tax benefits from the cash repatriation of earnings reflect the anticipated utilization of available foreign tax credits.

Net income was less than $0.1 million, compared to $3.1 million for the Third Quarter of Fiscal 2009. The decrease was primarily driven by the loss from operations, partially offset by increased tax benefits and favorable net interest. Earnings per diluted share of $0.00 compared to $0.19 for the Third Quarter of Fiscal 2009.

Segment Results

Test Segment

Orders and Backlog

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended	Estimated		Three Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Orders	$72.0	$7.2	$(0.7)	$65.5

Orders totaled $72.0 million, an increase of $6.5 million, or 9.9%, compared to orders of $65.5 million for the Third Quarter of Fiscal 2009, primarily due to higher volume in the Americas and Asia, partially offset by an estimated $0.7 million unfavorable impact of currency translation. As previously mentioned, Third Quarter of Fiscal 2010 orders included one large order of approximately $6 million. There were no large orders in Third Quarter of Fiscal 2009. The Test segment accounted for 76.9% of total Company orders, compared to 81.2% for the Third Quarter of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $173.3 million, an increase of 13.3% from backlog of $152.9 million at the end of the Third Quarter of Fiscal 2009.

Results of Operations

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

Index

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended	Estimated		Three Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Revenue	$64.6	$(11.4)	$(0.5)	$76.5
Cost of sales	43.1	(6.1)	(0.4)	49.6
Gross profit	21.5	(5.3)	(0.1)	26.9
Gross margin	33.3%			35.2%
Operating expenses:
Selling and marketing	12.5	(0.5)	(0.1)	13.1
General administrative	12.6	6.0	(0.1)	6.7
Research and development	3.1	0.1	-	3.0
Total operating expenses	28.2	5.6	(0.2)	22.8

(Loss) income from operations	$(6.7)	$(10.9)	$0.1	$4.1

Revenue was $64.6 million, a decrease of $11.9 million, or 15.6%, compared to revenue of $76.5 million for the Third Quarter of Fiscal 2009. The decrease was primarily due to a high slower-turn custom mix in backlog, customer site-readiness factors and capacity alignment constraints, and an estimated $0.5 million unfavorable impact of currency translation.

Gross profit was $21.5 million, a decrease of $5.4 million, or 20.1%, compared to gross profit of $26.9 million for the Third Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 33.3%, a decrease of 1.9 percentage points from 35.2% for the Third Quarter of Fiscal 2009. This decrease was driven by lower volume, unfavorable product mix, and a $0.7 million increase in variable compensation expense, partially offset by lower warranty expense in the Third Quarter of Fiscal 2010, and severance charges of $0.4 million recognized in the Third Quarter of Fiscal 2009 as a result of the previously mentioned workforce reduction. In addition, gross profit for the Third Quarter of Fiscal 2009 included $0.4 million of costs that were recognized upon the sale of inventory that was written up to fair value as part of the acquisition of SANS.

Selling and marketing expense was $12.5 million, a decrease of $0.6 million, or 4.6%, compared to $13.1 million for the Third Quarter of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a workforce reduction in the prior year, lower commissions and sales incentives, and severance charges of $0.3 million recognized in the Third Quarter of Fiscal 2009, partially offset by $0.4 million increased variable compensation. Selling and marketing expense as a percentage of revenue was 19.3% on lower volume, compared to 17.1% for the Third Quarter of Fiscal 2009.

General and administrative expense was $12.6 million, an increase of $5.9 million, or 88.1%, compared to $6.7 million for the Third Quarter of Fiscal 2009. This increase was primarily due to the previously mentioned $6.3 million in legal settlement costs and a $0.3 million increase in variable compensation expense, partially offset by lower compensation and benefits, resulting from a reduction in employees in the prior year, severance charges of $0.3 million recognized in the Third Quarter of Fiscal 2009, and integration costs of $0.3 million associated with the acquisition of SANS that were recognized in the Third Quarter of Fiscal 2009. General and administrative expense as a percentage of revenue was 19.5% on lower volume, compared to 8.8% for the Third Quarter of Fiscal 2009.

Research and development expense was $3.1 million, relatively flat compared to $3.0 million for the Third Quarter of Fiscal 2009. Research and development expense as a percentage of revenue was 4.8% on lower volume, compared to 3.9% for the Third Quarter of Fiscal 2009.

(Loss) income from operations was a loss from operations of $6.7 million, compared to income from operations of $4.1 million for the Third Quarter of Fiscal 2009. The decrease was primarily driven by the previously mentioned legal settlement costs of $6.3 million and lower gross profit, partially offset by reduced operating expenses. Income from operations for the Third Quarter of Fiscal 2009 included severance costs of $1.0 million. Operating loss as a percentage of revenue was a loss of 10.4% for the Third Quarter of Fiscal 2010, compared to operating income as a percentage of revenue of 5.4% for the Third Quarter of Fiscal 2009.

Index

Sensors Segment

Orders and Backlog

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended	Estimated		Three Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Orders	$21.7	$7.2	$(0.7)	$15.2

Orders totaled $21.7 million, an increase of $6.5 million, or 42.8%, compared to orders of $15.2 million for the Third Quarter of Fiscal 2009, primarily due to higher volume across all geographies, partially offset by an estimated $0.7 million unfavorable impact of currency translation. The Sensors segment accounted for 23.1% of total Company orders, compared to 18.8% for the Third Quarter of Fiscal 2009.

Backlog of undelivered orders at the end of the quarter was $14.3 million, an increase of 37.5% from backlog of $10.4 million at the end of the Third Quarter of Fiscal 2009.

Results of Operations

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

The following is a comparison of Third Quarter of Fiscal 2010 and Third Quarter of Fiscal 2009 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended	Estimated		Three Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Revenue	$20.3	$6.6	$(0.6)	$14.3
Cost of sales	8.6	2.3	(0.3)	6.6
Gross profit	11.7	4.3	(0.3)	7.7
Gross margin	57.7%			54.0%
Operating expenses:
Selling and marketing	3.5	0.2	(0.1)	3.4
General administrative	2.0	(0.4)	-	2.4
Research and development	1.0	(0.2)	-	1.2
Total operating expenses	6.5	(0.4)	(0.1)	7.0

Income from operations	$5.2	$4.7	$(0.2)	$0.7

Revenue was $20.3 million, an increase of $6.0 million, or 42.0%, compared to revenue of $14.3 million for the Third Quarter of Fiscal 2009. This increase was primarily driven by increased worldwide order volume, partially offset by an estimated $0.6 million unfavorable impact of currency translation.

Index

Gross profit was $11.7 million, an increase of $4.0 million, or 51.9%, compared to gross profit of $7.7 million for the Third Quarter of Fiscal 2009. Gross profit as a percentage of revenue was 57.7%, an increase of 3.7 percentage points from 54.0% for the Third Quarter of Fiscal 2009, primarily due to increased volume. In addition, gross profit for the Third Quarter of Fiscal 2009 included severance charges of $0.2 million as a result of the previously mentioned workforce reduction.

Selling and marketing expense was $3.5 million, relatively flat compared to $3.4 million for the Third Quarter of Fiscal 2009. Selling and marketing expense as a percentage of revenue was 17.2% compared to 23.8% for the Third Quarter of Fiscal 2009.

General and administrative expense was $2.0 million, a decrease of $0.4 million, or 16.7%, compared to the Third Quarter of Fiscal 2009. This decrease is primarily due to lower compensation and benefits, resulting from prior year workforce reduction actions, and reduced discretionary spending, partially offset by $0.1 million increased variable compensation expense. General and administrative expense as a percentage of revenue was 9.9% compared to 16.8% for the Third Quarter of Fiscal 2009.

Research and development expense was $1.0 million, a decrease of $0.2 million, or 16.7%, compared to the Third Quarter of Fiscal 2009. The decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, partially offset by $0.2 million increased variable compensation expense. Research and development expense as a percentage of revenue was 4.9% compared to 8.4% for the Third Quarter of Fiscal 2009.

Income from operations was $5.2 million, an increase of $4.5 million, compared to income from operations of $0.7 million for the Third Quarter of Fiscal 2009. This increase was due to higher gross profit and reduced operating expense. Operating income as a percentage of revenue was 25.6% compared to 4.9% for the Third Quarter of Fiscal 2009.

Detailed Financial Results

Total Company

Orders and Backlog

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 orders, separately identifying the estimated impact of currency translation (in millions):

	Nine Months Ended	Estimated		Nine Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Orders	$294.8	$45.3	$4.2	$245.3

Orders totaled $294.8 million, an increase of $49.5 million, or 20.2%, compared to orders of $245.3 million for the First Nine Months of Fiscal 2009. This increase was driven by increased volume across all geographies in both segments, including three large custom orders in the Test segment totaling approximately $26 million, and an estimated $4.2 million favorable impact of currency translation.

Backlog of undelivered orders at the end of the First Nine Months of Fiscal 2010 was $187.6 million, an increase of 14.9% from backlog of $163.3 million at the end of the First Nine Months of Fiscal 2009.

Results of Operations

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

Index

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 statements of operations (in millions, except per share data):

	Nine Months Ended
	July 3, 2010	June 27, 2009	Variance		% Variance

Revenue	$268.2	$315.0	$(46.8)		-14.9%
Cost of sales	161.2	194.7	(33.5)		-17.2%
Gross profit	107.0	120.3	(13.3)		-11.1%
Gross margin	39.9%	38.2%	1.7	pts

Operating expenses:
Selling and marketing	48.3	53.5	(5.2)		-9.7%
General administrative	32.5	27.0	5.5		20.4%
Research and development	11.2	11.3	(0.1)		-0.9%
Total operating expenses	92.0	91.8	0.2		0.2%

Income from operations	15.0	28.5	(13.5)		-47.4%

Interest expense	(1.1)	(1.6)	0.5		-31.3%
Interest income	0.3	0.9	(0.6)		-66.7%
Other expense, net	(0.4)	(0.1)	(0.3)		300.0%

Income before income taxes	13.8	27.7	(13.9)		-50.2%
Income tax provision	3.8	7.3	(3.5)		-47.9%
Net income	$10.0	$20.4	$(10.4)		-51.0%

Diluted earnings per share	$0.61	$1.21	$(0.60)		-49.6%

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Nine Months Ended	Estimated		Nine Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Revenue	$268.2	$(51.4)	$4.6	$315.0
Cost of sales	161.2	(36.7)	3.2	194.7
Gross profit	107.0	(14.7)	1.4	120.3
Gross margin	39.9%			38.2%
Operating expenses:
Selling and marketing	48.3	(6.1)	0.9	53.5
General administrative	32.5	5.3	0.2	27.0
Research and development	11.2	(0.1)	-	11.3
Total operating expenses	92.0	(0.9)	1.1	91.8

Income from operations	$15.0	$(13.8)	$0.3	$28.5

Revenue was $268.2 million, a decrease of $46.8 million, or 14.9%, compared to revenue of $315.0 million for the First Nine Months of Fiscal 2009. This decrease was primarily due to a 28.5% decline in opening backlog, a high slower-turn custom mix in backlog, as well as customer site-readiness factors and capacity alignment constraints in the Test segment, partially offset by higher order volume in the Sensors segment and an estimated $4.6 million favorable impact of currency translation.

Index

Gross profit was $107.0 million, a decrease of $13.3 million, or 11.1%, compared to gross profit of $120.3 million for the First Nine Months of Fiscal 2009. Gross profit as a percentage of revenue was 39.9%, an increase of 1.7 percentage points from 38.2% for the First Nine Months of Fiscal 2009. This increase was driven by lower warranty expense and favorable product mix in the Test segment in the First Nine Months of Fiscal 2010, higher volume in the Sensors segment, and severance charges of $1.8 million recognized in the First Nine Months of Fiscal 2009 as a result of the previously mentioned workforce reduction, partially offset by a $2.6 million increase in variable compensation expense. Warranty expense for the First Nine Months of Fiscal 2010 included a $0.8 million favorable impact of specific claim settlement. In addition, gross profit for the First Nine Months of Fiscal 2009 included $1.7 million of costs that were recognized upon the sale of inventory that was written up to fair value as part of the acquisition of SANS.

Selling and marketing expense was $48.3 million, a decrease of $5.2 million, or 9.7%, compared to $53.5 million for the First Nine Months of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, reduced discretionary spending in both segments, lower commissions and sales incentives, and severance charges of $1.7 million recognized in the First Nine Months of Fiscal 2009, partially offset by $1.4 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 18.0% on lower volume, compared to 17.0% for the First Nine Months of Fiscal 2009.

General and administrative expense was $32.5 million, an increase of $5.5 million, or 20.4%, compared to $27.0 million for the First Nine Months of Fiscal 2009. This increase was primarily due to $7.3 million increased legal expense, including the previously mentioned $6.3 million in legal settlement costs, and $1.3 million increased variable compensation expense. These increases were partially offset by lower compensation and benefits, resulting from a reduction in employees in the prior year, reduced discretionary spending in both segments, integration costs of $1.5 million recognized in the First Nine Months of Fiscal 2009 associated with the acquisition of SANS, and severance charges of $0.5 million recognized in the First Nine Months of Fiscal 2009. General and administrative expense as a percentage of revenue was 12.1% on lower volume, compared to 8.6% for the First Nine Months of Fiscal 2009.

Research and development expense was $11.2 million, relatively flat compared to $11.3 million for the First Nine Months of Fiscal 2009. Research and development expense as a percentage of revenue was 4.2% on lower volume, compared to 3.6% for the First Nine Months of Fiscal 2009.

Income from operations was $15.0 million, a decrease of $13.5 million, or 47.4%, compared to income from operations of $28.5 million for the First Nine Months of Fiscal 2009. This decrease was primarily driven by lower gross profit and the previously mentioned legal settlement costs of $6.3 million, partially offset by reduced operating expenses. Income from operations in the First Nine Months of Fiscal 2009 included $4.0 million of severance charges. Operating income as a percentage of revenue was 5.6% on lower volume, compared to 9.0% for the First Nine Months of Fiscal 2009.

Interest expense was $1.1 million, a decrease of $0.5 million, compared to $1.6 million for the First Nine of Fiscal 2009. This decrease was primarily due to the lapse of statute of limitations on certain tax contingencies in the Third Quarter of Fiscal 2010 which resulted in a reduction of the related interest expense previously recognized on those contingencies.

Interest income was $0.3 million, a decrease of $0.6 million, compared to $0.9 million for the First Nine Months of Fiscal 2009, due to lower interest rates, primarily in Europe.

Other expense, net was $0.4 million, an increase of $0.3 million, compared to $0.1 million for the First Nine Months of Fiscal 2009. This decrease was primarily due to lower net losses on foreign currency transactions.

Income tax provision totaled $3.8 million for the First Nine Months of Fiscal 2010, a decrease of $3.5 million, or 47.9%, compared to $7.3 million for the First Nine Months of Fiscal 2009, primarily due to lower income before income taxes, partially offset by a higher effective tax rate. The effective tax rate for the First Nine Months of Fiscal 2010 was 27.4%, an increase of 1.0 percentage points compared to a tax rate of 26.4% for the First Nine Months of Fiscal 2009. The increase was primarily due to the enactment of legislation in the First Quarter of Fiscal 2009 that retroactively extended the U.S. R&D tax credits and provided a tax benefit of $1.0 million. The U.S. R&D legislation expired at the end of the First Quarter of Fiscal 2010. This increase in the effective tax rate was partially offset by increased tax benefits of $0.9 million recognized in the Third Quarter of Fiscal 2010 upon the release of certain contingencies, due to the lapse of statute of limitations, as well as the cash repatriation of earnings. As previously mentioned, the tax benefits from the cash repatriation of earnings reflect the anticipated utilization of available foreign tax credits.

Net income was $10.0 million, a decrease of $10.4 million, or 51.0%, compared to $20.4 million for the First Nine Months of Fiscal 2009. The decrease was primarily driven by lower income from operations, including the previously mentioned $6.3 million in legal settlement costs. Earnings per diluted share decreased $0.60, or 49.6%, to $0.61, compared to $1.21 for the First Nine Months of Fiscal 2009.

Index

Segment Results

Test Segment

Orders and Backlog

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Months Ended	Estimated		Nine Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Orders	$234.6	$35.3	$3.3	$196.0

Orders totaled $234.6 million, an increase of $38.6 million, or 19.7%, compared to orders of $196.0 million for the First Nine Months of Fiscal 2009, primarily due to higher volume across all geographies, including the previously mentioned three large custom orders totaling approximately $26 million, as well as an estimated $3.3 million favorable impact of currency translation. There were no large orders in the First Nine of Fiscal 2009. The Test segment accounted for 79.6% of total Company orders, compared to 79.9% for the First Nine Months of Fiscal 2009.

Backlog of undelivered orders at the end of the First Nine Months of Fiscal 2010 was $173.3 million, an increase of 13.3% from backlog of $152.9 million at the end of the First Nine Months of Fiscal 2009.

Results of Operations

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Months Ended	Estimated		Nine Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Revenue	$211.8	$(56.4)	$3.6	$264.6
Cost of sales	136.0	(38.7)	2.7	172.0
Gross profit	75.8	(17.7)	0.9	92.6
Gross margin	35.8%			35.0%
Operating expenses:
Selling and marketing	38.2	(4.6)	0.7	42.1
General administrative	26.4	6.4	-	20.0
Research and development	8.4	0.3	-	8.1
Total operating expenses	73.0	2.1	0.7	70.2

Income from operations	$2.8	$(19.8)	$0.2	$22.4

Index

Revenue was $211.8 million, a decrease of $52.8 million, or 20.0%, compared to revenue of $264.6 million for the First Nine Months of Fiscal 2009. The decrease was primarily due to a 29.8% decline in opening backlog, a high slower-turn custom mix in backlog, as well as customer site-readiness factors and capacity alignment constraints, partially offset by an estimated $3.6 million favorable impact of currency translation.

Gross profit was $75.8 million, a decrease of $16.8 million, or 18.1%, compared to gross profit of $92.6 million for the First Nine Months of Fiscal 2009. Gross profit as a percentage of revenue was 35.8%, an increase of 0.8 percentage points from 35.0% for the First Nine Months of Fiscal 2009. This increase was primarily due to lower warranty expense, driven by a $0.8 million favorable impact of the previously mentioned specific claim settlement, favorable product mix, and severance charges of $1.5 million recognized in the First Nine Months of Fiscal 2009 as a result of the previously mentioned workforce reduction, partially offset by a $2.4 million increase in variable compensation expense. In addition, gross profit for the First Nine Months of Fiscal 2009 included $1.7 million of costs that were recognized upon the sale of inventory that was written up to fair value as part of the acquisition of SANS.

Selling and marketing expense was $38.2 million, a decrease of $3.9 million, or 9.3%, compared to $42.1 million for the First Nine Months of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, reduced discretionary spending, and severance charges of $1.7 million recognized in the First Nine Months of Fiscal 2009, partially offset by $1.1 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 18.0% on lower volume, compared to 15.9% for the First Nine Months of Fiscal 2009.

General and administrative expense was $26.4 million, an increase of $6.4 million, or 32.0%, compared to $20.0 million for the First Nine Months of Fiscal 2009. This increase was primarily due to $7.3 million increased legal expense, including the previously mentioned $6.3 million in legal settlement costs, and $1.0 million increased variable compensation expense. These increases were partially offset by reduced discretionary spending, integration costs of $1.5 million recognized in the First Nine Months of Fiscal 2009 associated with the acquisition of SANS, and severance charges of $0.5 million recognized in the First Nine Months of Fiscal 2009. General and administrative expense as a percentage of revenue was 12.5% on lower volume, compared to 7.6% for the First Nine Months of Fiscal 2009.

Research and development expense was $8.4 million, an increase of $0.3 million, or 3.7%, compared to $8.1 million for the First Nine Months of Fiscal 2009, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 4.0% on lower volume, compared to 3.1% for the First Nine Months of Fiscal 2009.

Income from operations was $2.8 million, a decrease of $19.6 million, or 87.5%, compared to income from operations of $22.4 million for the First Nine Months of Fiscal 2009. This decrease was primarily driven by lower gross profit and the previously mentioned legal settlement costs of $6.3 million, partially offset by reduced operating expenses. Income from operations in the First Nine Months of Fiscal 2009 included $3.7 million of severance charges. Operating income as a percentage of revenue was 1.3% on lower volume, compared to 8.5% for the First Nine Months of Fiscal 2009.

Sensors Segment

Orders and Backlog

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Months Ended	Estimated		Nine Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Orders	$60.2	$10.0	$0.9	$49.3

Orders totaled $60.2 million, an increase of $10.9 million, or 22.1%, compared to orders of $49.3 million for the First Nine Months of Fiscal 2009, primarily due to higher volume across all geographies as well as an estimated $0.9 million favorable impact of currency translation. The Sensors segment accounted for 20.4% of total Company orders, compared to 20.1% for the First Nine Months of Fiscal 2009.

Index

Backlog of undelivered orders at the end of the First Nine Months of Fiscal 2010 was $14.3 million, an increase of 37.5% from backlog of $10.4 million at the end of the First Nine Months of Fiscal 2009.

Results of Operations

First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009

The following is a comparison of First Nine Months of Fiscal 2010 and First Nine Months of Fiscal 2009 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Months Ended	Estimated		Nine Months Ended
	July 3, 2010	Business Change	Currency Translation	June 27, 2009

Revenue	$56.4	$5.0	$1.0	$50.4
Cost of sales	25.2	2.0	0.5	22.7
Gross profit	31.2	3.0	0.5	27.7
Gross margin	55.3%			54.9%
Operating expenses:
Selling and marketing	10.1	(1.5)	0.2	11.4
General administrative	6.1	(1.1)	0.2	7.0
Research and development	2.8	(0.4)	-	3.2
Total operating expenses	19.0	(3.0)	0.4	21.6

Income from operations	$12.2	$6.0	$0.1	$6.1

Revenue was $56.4 million, an increase of $6.0 million, or 11.9%, compared to $50.4 million for the First Nine Months of Fiscal 2009. This increase was primarily driven by increased worldwide order volume and an estimated $1.0 million favorable impact of currency translation.

Gross profit was $31.2 million, an increase of $3.5 million, or 12.6%, compared to gross profit of $27.7 million for the First Nine Months of Fiscal 2009. Gross profit as a percentage of revenue was 55.3%, an increase of 0.4 percentage points from 54.9% for the First Nine Months of Fiscal 2009, primarily due to increased volume and severance charges of $0.2 million recognized in the Third Quarter of Fiscal 2009, partially offset by $0.2 million increased variable compensation expense.

Selling and marketing expense was $10.1 million, a decrease of $1.3 million, or 11.4%, compared to $11.4 million for the First Nine Months of Fiscal 2009. The decrease is primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, and reduced discretionary spending, partially offset by $0.3 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.9% compared to 22.6% for the First Nine Months of Fiscal 2009.

General and administrative expense was $6.1 million, a decrease of $0.9 million, or 12.9%, compared to $7.0 million for the First Nine Months of Fiscal 2009, primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, and reduced discretionary spending, partially offset by $0.3 million increased variable compensation expense. General and administrative expense as a percentage of revenue was 10.8% compared to 13.9% for the First Nine Months of Fiscal 2009.

Research and development expense was $2.8 million, a decrease of $0.4 million, or 12.5%, compared to $3.2 million for the First Nine Months of Fiscal 2009. This decrease was primarily due to lower compensation and benefits, resulting from a reduction in employees in the prior year, partially offset by $0.2 million increased variable compensation expense. Research and development expense as a percentage of revenue was 5.0% compared to 6.3% for the First Nine Months of Fiscal 2009.

Index

Income from operations was $12.2 million, an increase of $6.1 million, or 100.0%, compared to income from operations of $6.1 million for the First Nine Months of Fiscal 2009. This increase was primarily due to increased gross profit and reduced operating expenses. Operating income as a percentage of revenue was 21.6% compared to 12.1% for the First Nine Months of Fiscal 2009.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $104.7 million at the end of the Third Quarter of Fiscal 2010. Of this amount, $58.0 million was located in North America, $32.3 million in Europe, and $14.4 million in Asia. During the Third Quarter of Fiscal 2010, the Company repatriated $44.8 million of historical earnings from European affiliates back to North America. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2010, the Company held no short-term investments.

Total cash and cash equivalents decreased $14.2 million in the First Nine Months of Fiscal 2010, primarily due to an unfavorable impact of currency translation, purchases of company stock, dividend payments, investment in property and equipment, and deferred payments for the SANS acquisition, partially offset by earnings and decreased working capital requirements. Total cash and cash equivalents increased $4.8 million in the First Nine Months of Fiscal 2009, primarily due to earnings and decreased working capital requirements, partially offset by employee incentive and related benefit payments, purchases of company stock, dividend payments, investment in property and equipment, and the acquisition of SANS. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, the credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $33.3 million for the First Nine Months of Fiscal 2010, compared to cash provided of $36.9 million for the First Nine Months of Fiscal 2009. Cash provided for the First Nine Months of Fiscal 2010 was primarily due to earnings and $13.7 million decreased accounts and unbilled receivables resulting from lower revenue and the general timing of billing and collections as well as lower volume. Cash provided for the First Nine Months of Fiscal 2009 was primarily due to earnings and $45.9 million decreased accounts and unbilled receivables driven by lower revenue. This cash provided was partially offset by $16.1 million decreased accounts payable  primarily resulting from overall reduced spending levels, $16.1 million decrease in advance payments received from customers driven by decreased orders, and $10.5 million incentive and related benefit payments.

Cash flows from investing activities required the use of cash totaling $15.2 million for the First Nine Months of Fiscal 2010, compared to the use of cash totaling $29.6 million for the First Nine Months of Fiscal 2009. The cash usage for the First Nine Months of Fiscal 2010 reflects a $8.4 million investment in property and equipment, and $6.7 million of deferred payments associated with the acquisition of SANS. The cash usage for the First Nine Months of 2009 was due to $21.9 million payments associated with the acquisition of SANS, and $7.7 million investment in property and equipment.

Cash flows from financing activities required the use of cash totaling $19.7 million for the First Nine Months of Fiscal 2010, compared to the use of cash totaling $1.1 million for the First Nine Months of Fiscal 2009. The cash usage for the First Nine Months of Fiscal 2010 was primarily due to the use of $10.7 million to purchase approximately 369,300 shares of the Company’s common stock, and payment of cash dividends of $9.8 million. The cash usage for the First Nine Months of Fiscal 2009 was primarily due to $9.5 million to purchase 371,500 shares of the Company’s common stock, payment of cash dividends of $7.6 million, and repayment of interest-bearing debt of $1.2 million, partially offset by $15.8 million net proceeds received from short-term borrowings, and $1.3 million received in connection with stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2010, the Company was in compliance with the financial terms and conditions of those agreements.

Index

Off-Balance Sheet Arrangements

As of July 3, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Index

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

Index

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at July 3, 2010 included $104.7 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.9 million for the nine-month period ended July 3, 2010.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $12.3 million in revenue for the nine-month period ended July 3, 2010.

At July 3, 2010, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.3 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of July 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II ------ OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 4, 2010 - May 8, 2010	61,800	$29.88	61,800	1,730,263
May 9, 2010 - June 5, 2010	46,199	$29.29	46,199	1,684,064
June 6, 2010 - July 3, 2010	49,800	$29.68	49,800	1,634,264
Total	157,799	$29.64	157,799

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the Third Quarter of Fiscal 2010, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated: August 5, 2010	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Dated: August 5, 2010	/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

Index

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