Form 10-K
period 2010-10-02
MTS SYSTEMS CORP
filed 2010-12-01
CIK 68709

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $476,662,462.

As of November 26, 2010, the Registrant had outstanding 15,301,758 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 9, 2011 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

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

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of test systems and industrial position sensors. The Company's operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities in markets, products, operations and distribution. The Test and Sensors segments represent approximately 80% and 20% of Company revenue, respectively. Company was incorporated under Minnesota law in 1967.

On September 28, 2008, the Company acquired substantially all of the assets of SANS Group (“SANS”). SANS manufactures material testing systems and offers a variety of test systems. The results of operations for SANS have been included in the Company’s results of operations since the date of the acquisition, and are reported in the Company’s Test segment. The term “organic” as used throughout this Annual Report on Form 10-K means “without the SANS acquisition”.

Products and Markets by Business Segment

Test Segment:  The Test segment provides testing solutions including hardware, software and aftermarket support. Products are used by customers in their development of new products and in certain quality control applications to characterize the product’s mechanical properties. The Company’s products simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to limited prototype release, proving ground testing and virtual testing as it provides more controlled simulation and accurate measurement. The desirability of mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Because a significant portion of all of the products in the Test segment are considered to be capital expenditures by customers, the Company believes the timing of purchases may be impacted by cyclical customer capital spending constraints or product development cycles.

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

The Test segment has a diverse set of customers by industry and global geography. Generally, the Americas, Europe and Asia each accounts for approximately one-third of revenue, as measured by customer location.

Products and customers are grouped by the Company into the following three global markets:

•
Infrastructure: This market is the most diverse of the Test segment markets, with customer testing uses ranging from the physical characterization of basic materials, such as ceramics, composites and steel, to high-force and high frequency applications for seismic event or blast simulation, drill bit testing for the petroleum industry and alternative wind energy. Bio-medical applications include systems to test wear and performance of implants, prostheses, and other medical and dental materials and devices. This is the largest Test segment market, representing approximately 50% of Test segment revenue.

•
Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Test segment system and service products are utilized in customer testing of vehicles, subsystems and components. System examples include road and track simulators, tire performance and transmission test systems. This global market represents approximately 35% of segment revenue.

•
Aerospace: This market consists of manufacturers of commercial, military, and private aircraft and their suppliers as well as alternative wind energy customers. These customers use the Company's products, systems, and software to perform static and fatigue testing of aircraft and space vehicles as well as sub-systems, components and materials for both aircraft and alternative wind energy products. This market represents approximately 15% of Test segment revenue.

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

Sensors segment customers are also diverse by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 30%, 45% and 25% of revenue, respectively, based upon customer location.

Financial and geographical information about the Company’s segments is included in Item 7 of this Annual Report on Form 10-K and Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test Segment: Test segment products are sold worldwide through a direct field sales and service force, independent representatives, and to a much lesser extent, the internet and catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives are either compensated through commissions based upon orders or discounts off list pricing.

In addition to field sales and service personnel throughout the United States, the Test segment has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Cirencester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, Korea; Shanghai and Shenzhen, China.

In fiscal 2010, product orders in the Test segment ranged in value from a few hundred dollars to $10 million on an equivalent United States dollar basis. The average order size was approximately $100,000. The Test segment also markets services to customers on a per-call and contract basis, accounting for virtually all of the Company’s Service Revenue in the Consolidated Statements of Income. Service orders in fiscal 2010 ranged from $100 to over $600,000 on a United States dollar-equivalent basis.

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

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at the Company’s headquarters in Eden Prairie, Minnesota. The Company also operates manufacturing facilities in Shenzhen and Shanghai, China, which manufactures less complex test systems serving the infrastructure market. Some smaller system assembly is performed at Company locations in Berlin, Germany; Seoul, South Korea; and Shanghai, China. Installation of systems, training, service and consulting services are primarily delivered by the Test segment at the customer site. The production cycle for a typical Test segment system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The production cycle for larger, more complex systems may be up to three years.

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

Sources and Availability of Raw Materials and Components

A significant portion of test systems and sensors products consist of materials and component parts purchased from independent vendors. The Company is dependent, in certain situations, on a limited number of vendors to provide raw material, mechanical and electronic components, and software. While the Company has recently experienced some issues in procuring certain materials, parts, or components, none of them have caused significant delays in engineering or production processes.

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

Order Backlog

Most of the Company’s products are built to order. The Company's backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $214 million, $168 million, and $235 million at October 2, 2010, October 3, 2009 and September 27, 2008, respectively. The majority of this backlog is related to the Test segment. Based on anticipated production schedules, the Company estimates that approximately $188 million of the backlog at October 2, 2010 will be converted to revenue during fiscal 2011. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site to install the system. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations.

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

Research and Development

The Company invests in significant product, system, and software application development. The Company also occasionally contracts with its customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $14.9 million, $16.3 million and $16.2 million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively. During the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, the Company allocated certain of its resources towards capitalized software development activities. Total software development costs capitalized during the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 were $3.6 million, $3.9 million and $4.2 million, respectively.

Environmental Matters

The Company believes its operations are in compliance with all applicable environmental regulations within the jurisdictions in which it operates.

Executive Officers

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers over the last five years is as follows:

Officer	Business Experience	Age	Officer Since

Laura B. Hamilton, Chair and Chief Executive Officer	Chair of the Board since September 2008, and Chief Executive Officer since January 2008. President and Chief Operating Officer from June 2007 to January 2008. Senior Vice President of Test from May 2003 to June 2007.	49	2000

Joachim Hellwig, Vice President	Vice President of the Sensors business since January 2003.	61	2003

Susan E. Knight, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since October 2001.	56	2001

Kathleen M. Staby, Vice President	Vice President of Human Resources and Strategy since January 2006. Vice President of Human Resources from 2000 to 2006.	64	2000

Employees

The Company had 1,948 employees as of October 2, 2010, including approximately 1,050 employees located outside the United States.

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

The Company’s business is significantly international in scope, which poses multiple unique risks.  Sales outside of the United States, including export sales from U.S. business locations, accounted for approximately two-thirds of the Company’s revenue in fiscal 2010. Accordingly, the Company’s business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include:

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;
•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;
•	difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;
•	higher danger of terrorist activity, war or civil unrest, relative to domestic operations;
•	imposition of tariffs, exchange controls or other restrictions;
•	difficulty in staffing and managing global operations;
•	required compliance with a variety of foreign laws and regulations; and
•	changes in general economic and political conditions in countries where the Company operates, particularly in emerging markets.

Volatility in the global economy could adversely affect results.  The recent global financial crisis materially and negatively impacted our business and our customers’ businesses in both the U.S. and international markets. Longer term disruptions in the capital and credit markets could adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for its products and services. In addition, during periods of economic uncertainty the Company’s customers’ spending patterns could be negatively impacted resulting in a decrease in orders for its products and services.

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

The Company may not achieve its growth plans for the expansion of the business.  In addition to market penetration, the Company’s long-term success depends on its ability to expand the business through (a) new product development, (b) mergers and acquisitions and/or (c) geographic expansion.

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

The Company may experience difficulty obtaining materials or components for its products.  The Company purchases significant components of its products from third party suppliers. A small number of these suppliers compete with the Company on some level. Other materials and components may be provided by a limited number of suppliers or by sole sources and could only be replaced with difficulty or significant added cost. Additionally, some materials or components may become scarce or difficult to obtain in the market. This could adversely affect the lead-time with which the Company receives the materials or components, and in turn affect the Company’s commitments to its customers, or could adversely affect the material cost for the Company.

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

The Company may be required to recognize impairment charges for long-lived assets.  As of October 2, 2010, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $96.6 million. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s business, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect results of operations in the periods recognized.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s primary owned and leased facilities at October 2, 2010 were as follows:

Owned Property:

		Square
Location	Use of Facility	Footage
Eden Prairie, Minnesota, USA	Corporate headquarters and primary Test segment manufacturing and research	420,000
Cary, North Carolina, USA	Sensors segment manufacturing, research and North American sales and service administration	65,000
Berlin, Germany	Test segment manufacturing and European sales and service administration	80,000
Shenzhen, China	Test segment manufacturing, research and sales and service administration	75,000
Shanghai, China	Test segment manufacturing and sales and service administration	129,000

Leased Property:

		Square	Lease
Location	Use of Facility	Footage	Expires
Chanhassen, Minnesota, USA	Test segment manufacturing	97,000	2013
Ludenscheid, Germany	Sensors segment headquarters, manufacturing, research and European sales and service administration	55,000	2012
Creteil, France	Test segment sales and service administration	16,000	2015
Tokyo, Japan	Test segment sales and service administration.	8,000	2013
	Sensors segment manufacturing and Asia sales and service administration	8,000	2015
Seoul, South Korea	Test segment sales, service administration and assembly	8,000	2011
Shanghai, China	Test segment sales, service administration and assembly	13,000	2011
Shenzhen, China	Test segment manufacturing, research and sales and service administration	13,000	2013
Berlin, Germany	Land under Berlin facility	30,000	2052
Shenzhen, China	Land under Shenzhen facility	31,000	2047
Shanghai, China	Land under Shanghai facility	161,000	2056

The Company also leases space in the United States, Europe and Asia for sales and service administration for the Test segment, including locations in Michigan, France, United Kingdom, Sweden, Italy, Japan, and various other locations in the United States. Neither the amount of leased space nor the rental obligations in these locations are significant individually or in the aggregate. Additional information relative to lease obligations is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

The Company considers its current facilities adequate to support its operations during fiscal year 2011.

Item 3.	Legal Proceedings

On July 27, 2010, the Company settled a legal claim for patent infringement of $7.5 million. From time to time, the Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of the end of fiscal year 2010 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended October 2, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company's common stock are traded on the NASDAQ Global Select MarketSM under the symbol MTSC.

The following table sets forth the low, high, and closing share prices for the fiscal quarters indicated, as well as the volume of shares traded in the quarter. *

Quarter Ended	Low	High	Close	Volume
December 27, 2008	$21.12	$42.46	$25.64	9,480,094
March 28, 2009	$19.75	$28.18	$22.71	6,075,476
June 27, 2009	$20.04	$23.32	$20.83	8,684,079
October 3, 2009	$20.40	$30.92	$28.13	5,636,852
January 2, 2010	$25.00	$30.00	$28.74	3,610,138
April 3, 2010	$24.85	$30.89	$29.06	3,376,889
July 3, 2010	$25.50	$31.66	$29.15	4,831,965
October 2, 2010	$26.17	$31.72	$31.50	3,295,040

* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 26, 2010, there were 958 holders of record of the Company's common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter
October 4, 2009 -
January 2, 2010	52,677	$27.21	52,677	1,950,861
Second Quarter
January 3, 2010 -
April 3, 2010	158,798	$28.21	158,798	1,792,063
Third Quarter
April 4, 2010 -
July 3, 2010	157,799	$29.64	157,799	1,634,264
Fourth Quarter
Fiscal Month
July 4, 2010 -
August 7, 2010	58,400	$29.18	58,400	1,575,864
August 8, 2010 -
September 4, 2010	934,092	$27.57	934,092	641,772
September 5, 2010 -
October 2, 2010	-	$-	-	641,772

Fourth Quarter	992,492	$27.66	992,492	641,772

Fiscal Year 2010	1,361,766	$27.94	1,361,766

The Company purchases its common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During fiscal year 2010, Company share purchases were executed under a 3.0 million share purchase authorization approved by the Company’s Board of Directors and announced on August 20, 2007. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

On May 26, 2010, the Company’s Board of Directors authorized an accelerated share purchase program to acquire shares of the Company’s common stock up to an aggregate purchase price of $30 million. On August 18, 2010, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank to purchase approximately 0.9 million shares of its common stock for $25 million. The transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively, at the share retirement date.

The Company's historical dividend practice was to target a payout ratio over time of approximately 25% of net earnings. During fiscal years 2010 and 2009, the Company paid quarterly cash dividends of $0.15 per share to holders of its common stock, which resulted in a payout ratio of approximately 53% and 58%, respectively.

The Company’s unsecured credit agreement (“Credit Facility”) includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 2, 2010 and October 3, 2009, the Company was in compliance with these financial covenants. Information on the Company’s debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Information regarding the Company’s equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Shareholder Return Performance:

The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years. Assuming a $100 investment on October 1, 2005 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) who are traded on the NASDAQ, AMEX and NYSE exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED
	10/1/05	9/29/06	9/29/07	9/27/08	10/3/09	10/2/10
MTS Systems Corporation	$100.00	$86.62	$112.77	$117.10	$79.46	$90.87
Russell 2000 Index	100.00	109.92	123.49	109.51	91.72	108.78
*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	109.46	141.52	121.98	106.35	133.11

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 and the balance sheet data at October 2, 2010 and October 3, 2009 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended September 29, 2007 and September 30, 2006 and the balance sheet data at September 27, 2008, September 29, 2007 and September 30, 2006 are derived from financial statements of the Company that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(October 2, 2010; October 3, 2009; September 27, 2008; September 29, 2007; and September 30, 2006)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2010	20091	2008	2007	2006
Operations
Revenue	$374,053	$408,881	$460,515	$410,091	$387,924
Gross profit	151,794	151,616	190,253	173,638	168,235
Gross profit as a % of revenue	40.6%	37.1%	41.3%	42.3%	43.4%
Research and development expense	$14,945	$16,322	$16,232	$19,285	$17,969
Research and development as a % of revenue	4.0%	4.0%	3.5%	4.7%	4.6%
Effective income tax rate	31.7%	27.2%	28.0%	27.5%	33.7%
Income before discontinued operations	$18,576	$17,394	$47,110	$41,041	$37,969
Net income	18,576	17,394	49,191	41,996	39,323
Net income as a % of revenue	5.0%	4.3%	10.7%	10.2%	10.1%
Diluted earnings per share of common stock before discontinued operations	$1.14	$1.03	$2.68	$2.24	$1.97
Diluted earnings per share of common stock	1.14	1.03	2.80	2.29	2.04
Weighted average dilutive shares outstanding during the year2	16,347	16,831	17,544	18,330	19,229
Net interest (expense) income	$(1,052)	$(916)	$2,950	$2,590	$1,879
Depreciation and amortization	12,751	12,132	9,207	7,985	7,302

Financial Position
Cash, cash equivalents and short-term investments	$76,611	$118,885	$114,099	$121,395	$121,537
Property and equipment, net	56,444	56,118	50,534	49,747	42,972
Total assets	346,405	386,914	399,157	352,981	324,123
Interest-bearing debt3	40,000	40,000	26,308	8,991	15,673
Total shareholders’ investment	166,106	203,965	204,942	189,701	169,321
Interest-bearing debt as a % of shareholders’ investment	24.1%	19.6%	12.8%	4.7%	9.3%
Return on equity4	9.1%	8.5%	24.8%	24.2%	20.1%
Return on invested capital5	8.7%	7.9%	22.3%	21.9%	19.7%

Other Statistics
Number of common shareholders of record at year-end6	981	1,010	1,043	1,092	1,201
Number of employees at year-end	1,948	2,015	1,660	1,575	1,474
Orders	$423,525	$340,839	$485,274	$421,437	$366,626
Backlog of orders at year-end	214,330	167,726	234,710	204,558	189,000
Cash dividends paid per share	0.60	0.60	0.60	0.48	0.41

1	The fiscal year ended October 3, 2009 was a 53-week fiscal year, whereas all other fiscal years presented were 52-week periods.
2	Assumes the conversion of potential common shares using the treasury stock method.
3	Consists of short-term borrowings and the current and non-current portion of long-term debt.
4	Calculated by dividing Income Before Discontinued Operations by beginning Shareholders’ Investment.
5	Calculated by dividing Income Before Discontinued Operations, excluding after-tax interest expense, by the aggregate of average interest bearing debt and average Shareholders’ Investment.
6	Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 1,948 employees and revenue of $374 million for the fiscal year ended October 2, 2010.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 consisted of 52 weeks, 53 weeks, and 52 weeks, respectively.

Fiscal Year 2010 Compared to Fiscal Year 2009

Summary of Financial Results

Highlights for Fiscal Year 2010 compared to Fiscal Year 2009 include:

•
Orders increased 24.3% to $423.5 million, compared to orders of $340.8 million for fiscal year 2009. The increase in orders represents worldwide growth of 23.9% and 25.9% in the Test and Sensors segments, respectively, including four large Test segment orders, each in excess of $5.0 million, totaling approximately $33 million. Fiscal year 2009 orders included one large order totaling approximately $7 million. Backlog of undelivered orders at October 2, 2010 was $214.3 million, an increase of 27.8% from backlog of $167.7 million at October 3, 2009.

•
Revenue decreased 8.5% to $374.1 million, compared to revenue of $408.9 million for fiscal year 2009. This decrease was primarily due to 28.5% lower opening backlog, partially offset by the strong execution of short-cycle orders in the Test segment and higher volume in the Sensors segment.

•
During each of the fiscal years 2010 and 2009, the Company initiated workforce reduction actions in order to align the Company’s operating cost structure with changing market conditions. As a result of these actions, the Company incurred severance and benefit costs totaling $1.6 million and $12.1 million during fiscal year 2010 and 2009, respectively. Severance and benefit costs recognized during fiscal year 2010 were associated entirely with the Test segment. For fiscal year 2009, $10.9 million and $1.2 million of severance and benefits costs were reported in the Test and Sensors segments, respectively. Of the $1.6 million severance costs in fiscal year 2010, $1.4 million, $0.1 million, and $0.1 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative, respectively. Of the $12.1 million total severance costs in fiscal year 2009, $6.8 million, $4.0 million, $1.2 million, and $0.1 million were reported in Cost of Sales, Selling and Marketing, General and Administrative, and Research and Development expense, respectively.

•	The Company settled a legal claim for patent infringement for $7.5 million, of which $6.3 million and $1.2 million was expensed during fiscal year 2010 and 2009, respectively.

•
Income from operations increased 15.0%, to $28.3 million, compared to $24.6 million for fiscal year 2009, primarily driven by reduced severance charges, lower warranty expense, and lower operating expenses from reduced headcount and discretionary spending. This was partially offset by decreased volume, higher variable compensation expense and the previously mentioned legal settlement costs recognized in fiscal year 2010.

•
Cash and cash equivalents at October 2, 2010 totaled $76.6 million, compared to $118.9 million at the end of fiscal year 2009. Cash flows from operations generated $33.2 million. During fiscal year 2010, the Company invested $11.2 million in capital expenditures, made $6.3 million of deferred payments associated with the acquisition of SANS, paid $12.1 million in dividends, and purchased approximately 1,362,000 shares of common stock for $38.2 million.

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2010 and fiscal year 2009 orders, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2010	Change	Translation	2009
	(expressed in millions)
Orders	$423.5	$79.3	$3.4	$340.8

Orders totaled $423.5 million, an increase of $82.7 million, or 24.3%, compared to orders of $340.8 million for fiscal year 2009, reflecting increased order volume across all geographies in both segments, including four large Test segment custom orders totaling approximately $33 million, and an estimated $3.4 million favorable impact of currency translation. Fiscal year 2009 orders included one larger order totaling approximately $7 million. Test segment orders increased $65.7 million to $340.7 million, while Sensors segment orders increased $17.0 million to $82.8 million.

The following is a comparison of fiscal year 2010 and fiscal year 2009 orders by geography:

Geography	2010	2009	Variance	% Variance
	(expressed in millions)
Americas	$143.5	$108.3	$35.2	32.5%
Europe	131.8	108.7	23.1	21.3%
Asia	148.2	123.8	24.4	19.7%
Total Orders	$423.5	$340.8	$82.7	24.3%

Backlog of undelivered orders at October 2, 2010 was $214.3 million, an increase of approximately $46.6 million, or 27.8%, compared to backlog of $167.7 million at October 3, 2009. The Company believes backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. The Company seldom experiences order cancellations larger than $1.0 million. However, current economic conditions could have an adverse impact on order cancellations in the future.

Results of Operations

The following is a comparison of fiscal year 2010 and fiscal year 2009 statements of operations (in millions, except per share data):

	2010	2009	Variance	% Variance
Revenue	$374.1	$408.9	$(34.8)	-8.5%
Cost of sales	222.3	257.3	(35.0)	-13.6%
Gross profit	151.8	151.6	0.2	0.1%
Gross margin	40.6%	37.1%	3.5%

Operating expenses:
Selling and marketing	65.9	71.6	(5.7)	-8.0%
General administrative	42.7	39.1	3.6	9.2%
Research and development	14.9	16.3	(1.4)	-8.6%
Total operating expenses	123.5	127.0	(3.5)	-2.8%
Income from operations	28.3	24.6	3.7	15.0%
Interest expense	(1.4)	(2.0)	0.6	-30.0%
Interest income	0.4	1.1	(0.7)	-63.6%
Other (expense) income, net	(0.1)	0.2	(0.3)	-150.0%

Income before income taxes	27.2	23.9	3.3	13.8%
Provision for income taxes	8.6	6.5	2.1	32.3%
Net income	$18.6	$17.4	$1.2	6.9%

Diluted earnings per share	$1.14	$1.03	$0.11	10.7%

The following is a comparison of fiscal year 2010 and fiscal year 2009 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2010	Change	Translation	2009
	(expressed in millions)
Revenue	$374.1	$(38.1)	$3.3	$408.9
Cost of sales	222.3	(37.4)	2.4	257.3
Gross profit	151.8	(0.7)	0.9	151.6
Gross margin	40.6%			37.1%

Operating expenses:
Selling and marketing	65.9	(6.3)	0.6	71.6
General administrative	42.7	3.4	0.2	39.1
Research and development	14.9	(1.4)	-	16.3
Total operating expenses	123.5	(4.3)	0.8	127.0
Income from operations	$28.3	$3.6	$0.1	$24.6

Revenue
Revenue was $374.1 million, a decrease of $34.8 million, or 8.5%, compared to revenue of $408.9 million for fiscal year 2009. This decrease was primarily due to a 28.5% decline in opening backlog, partially offset by higher volume in the Sensors segment and an estimated $3.3 million favorable impact of currency translation. Test segment revenue decreased 13.5% to $296.3 million, while Sensors segment revenue increased 17.3% to $77.8 million.

The following is a comparison of fiscal year 2010 and fiscal year 2009 revenue by geography:

Geography	2010	2009	Variance	% Variance
	(expressed in millions)
Americas	$122.1	$141.8	$(19.7)	-13.9%
Europe	112.9	128.7	(15.8)	-12.3%
Asia	139.1	138.4	0.7	0.5%
Total Revenue	$374.1	$408.9	$(34.8)	-8.5%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross profit
Gross profit was $151.8 million, relatively flat compared to gross profit of $151.6 million for fiscal year 2009. Gross profit as a percentage of revenue was 40.6%, an increase of 3.5 percentage points from 37.1% for fiscal year 2009. The increase was driven by higher volume in the Sensors segment, and includes a 1.9 percentage point increase due to reduced warranty expense in the Test segment, as well as a 1.5 percentage point increase due to $5.4 million lower severance charges associated with the workforce reduction actions. This was partially offset by lower volume in the Test segment and a 1.0 percentage point decrease due to $3.7 million higher variable compensation expense.

Selling and Marketing Expense
Selling and marketing expense was $65.9 million, a decrease of $5.7 million, or 8.0%, compared to $71.6 million for fiscal year 2009. This decrease was primarily due to reduced headcount and discretionary spending in both segments and $3.9 million lower severance charges associated with workforce reduction actions. Selling and marketing expense as a percentage of revenue was 17.6%, relatively flat compared to 17.5% for fiscal year 2009.

General and Administrative Expense
General and administrative expense was $42.7 million, an increase of $3.6 million, or 9.2%, compared to $39.1 million for fiscal year 2009. This increase was primarily due to $5.3 million increased legal expense, driven by the previously mentioned legal settlement costs, and $1.9 million increased variable compensation expense. This was partially offset by reduced headcount and discretionary spending in both segments. General and administrative expense as a percentage of revenue was 11.4%, compared to 9.6% for fiscal year 2009.

Research and Development Expense
Research and development expense was $14.9 million, a decrease of $1.4 million, or 8.6%, compared to $16.3 million for fiscal year 2009. This decrease was primarily due to a lower level of planned expenditures. In addition, the Company continued to allocate certain of its resources towards capitalized software development activities during fiscal year 2010. Total software development costs capitalized during fiscal years 2010 and 2009 were $3.6 million and $3.9 million, respectively. Research and development expense as a percentage of revenue was 4.0%, flat compared to fiscal year 2009.

Income from Operations
Income from operations was $28.3 million, an increase of $3.7 million, or 15.0%, compared to income from operations of $24.6 million for fiscal year 2009. This increase was primarily driven by reduced severance and warranty charges and lower operating expenses from reduced headcount and discretionary spending. This was partially offset by decreased volume, higher variable compensation expense and legal settlement costs recognized in fiscal year 2010. Operating income as a percentage of revenue was 7.6%, compared to 6.0% for fiscal year 2009.

Historically, the Company’s operating costs have been impacted by a level of inflation ranging from -1% to 4%. The Company uses a number of strategies to mitigate the effects of cost inflation including cost productivity initiatives such as global procurement strategies, as well as increasing prices. However, if the Company’s operating costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs despite these strategies.

Interest Expense
Interest expense was $1.4 million, a decrease of $0.6 million compared to $2.0 million for fiscal year 2009. This decrease was primarily due to the lapse of statute of limitations on certain tax contingencies in fiscal year 2010 which resulted in a reduction of the related interest expense previously recognized on those contingencies.

Interest Income
Interest income was $0.4 million, a decrease of $0.7 million compared to $1.1 million for fiscal year 2009, due to lower interest rates, primarily in Europe.

Other (Expense) Income, net
Other (expense) income, net was $0.1 million of net other expense, compared to $0.2 million of net other income in fiscal year 2009. The decrease was primarily due to higher net losses on foreign currency transactions in fiscal year 2010.

Provision for Income Taxes
Provision for income taxes totaled $8.6 million, an increase of $2.1 million, or 32.3%, compared to $6.5 million for the fiscal year 2009. The effective tax rate for fiscal year 2010 was 31.7%, an increase of 4.5 percentage points compared to a tax rate of 27.2% for fiscal 2009. The increase was primarily due to a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in fiscal year 2009 coupled with the U.S. R&D tax legislation expiring at the end of the first quarter of fiscal year 2010. This increase in the effective tax rate was partially offset by increased tax benefits of $0.8 million recognized in fiscal 2010 upon the release of certain contingencies, due to the lapse of statute of limitations, as well as the benefit of foreign tax credits associated with the cash repatriation of earnings. The tax benefits from the cash repatriation of earnings reflect the anticipated utilization of available foreign tax credits.

Net Income
Net income was $18.6 million, or $1.14 per diluted share, for fiscal year 2010, an increase of 6.9% compared to $17.4 million, or $1.03 per diluted share, for fiscal year 2009. The increase was primarily driven by higher income from operations.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2010 and fiscal year 2009 orders for the Test segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2010	Change	Translation	2009
	(expressed in millions)
Orders	$340.7	$62.9	$2.8	$275.0

Orders totaled $340.7 million, an increase of $65.7 million, or 23.9%, compared to orders of $275.0 million for fiscal year 2009, primarily due to higher volume across all geographies, led by strength in the ground vehicles market in China and a broad-based increase in the infrastructure market, including the previously mentioned four large custom orders totaling approximately $33 million. Fiscal 2009 orders included one large order totaling approximately $7 million. Fiscal year 2010 orders also included an estimated $2.8 million favorable impact of currency translation. The Test segment accounted for 80.4% of total Company orders, compared to 80.7% for the fiscal 2009.

The following is a comparison of fiscal year 2010 and fiscal year 2009 orders for the Test segment by geography:

Geography	2010	2009	Variance	% Variance
	(expressed in millions)
Americas	$120.0	$87.8	$32.2	36.7%
Europe	93.5	78.2	15.3	19.6%
Asia	127.2	109.0	18.2	16.7%
Total Orders	$340.7	$275.0	$65.7	23.9%

Backlog of undelivered orders at October 2, 2010 was $198.2 million, an increase of 26.7% from backlog of $156.4 million at October 3, 2009.

Results of Operations

The following is a comparison of fiscal year 2010 and fiscal year 2009 results of operations for the Test segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2010	Change	Translation	2009
	(expressed in millions)
Revenue	$296.3	$(49.2)	$2.9	$342.6
Cost of sales	187.8	(41.8)	2.2	227.4
Gross profit	108.5	(7.4)	0.7	115.2
Gross margin	36.6%			33.6%

Operating expenses:
Selling and marketing	52.0	(4.5)	0.4	56.1
General administrative	34.1	4.4	0.1	29.6
Research and development	11.2	(0.8)	-	12.0
Total operating expenses	97.3	(0.9)	0.5	97.7
Income (loss) from operations	$11.2	$(6.5)	$0.2	$17.5

Revenue
Revenue was $296.3 million, a decrease of $46.3 million, or 13.5%, compared to revenue of $342.6 million for fiscal year 2009. The decrease was primarily due to a 29.8% decline in opening backlog, partially offset by the strong execution of short-cycle orders and an estimated $2.9 million favorable impact of currency translation. The long-cycle nature of custom projects in backlog caused the Test business to lag both the economic recession experienced in fiscal year 2009 as well as the recovery experienced in fiscal year 2010.

The following is a comparison of fiscal year 2010 and fiscal year 2009 revenue for the Test segment by geography:

Geography	2010	2009	Variance	% Variance
	(expressed in millions)
Americas	$98.9	$122.8	$(23.9)	-19.5%
Europe	77.6	96.3	(18.7)	-19.4%
Asia	119.8	123.5	(3.7)	-3.0%
Total Revenue	$296.3	$342.6	$(46.3)	-13.5%

Gross Profit
Gross profit was $108.5 million, a decrease of $6.7 million, or 5.8%, compared to gross profit of $115.2 million for fiscal year 2009. Gross profit as a percentage of revenue was 36.6%, an increase of 3.0 percentage points from 33.6% for fiscal year 2009. This increase includes a 2.3 percentage point increase due to reduced warranty expense, as well as a 1.7 percentage point increase due to $5.1 million lower severance charges associated with the workforce reduction actions. This was partially offset by lower volume and a $3.5 million increase in variable compensation expense.

Selling and Marketing Expense
Selling and marketing expense was $52.0 million, a decrease of $4.1 million, or 7.3%, compared to $56.1 million for fiscal year 2009. This decrease was primarily due to reduced headcount and discretionary spending, and $3.1 million lower severance charges associated with workforce reduction actions. This was partially offset by $1.6 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.5%, compared to 16.4% for fiscal year 2009.

General and Administrative Expense
General and administrative expense was $34.1 million, an increase of $4.5 million, or 15.2%, compared to $29.6 million for fiscal year 2009. This increase was primarily due to $5.3 million increased legal expense, driven by the previously mentioned legal settlement costs, and $1.4 million increased variable compensation expense. This was partially offset by reduced headcount and discretionary spending in both segments, and $1.0 million lower severance charges associated with workforce reduction. General and administrative expense as a percentage of revenue was 11.5%, compared to 8.6% for fiscal year 2009.

Research and Development Expense
Research and development expense was $11.2 million, a decrease of $0.8 million, or 6.7%, compared to $12.0 million for fiscal year 2009, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 3.8%, compared to 3.5% for fiscal year 2009.

Income from Operations
Income from operations was $11.2 million, a decrease of $6.3 million, or 36.0%, compared to income from operations of $17.5 million for fiscal year 2009. This decrease was primarily driven by lower volume, higher variable compensation expense and legal settlement costs recognized in fiscal year 2010. This was partially offset by reduced severance and warranty charges and lower operating expenses from reduced headcount and discretionary spending. Operating income as a percentage of revenue was 3.8%, compared to 5.1% for fiscal year 2009.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal 2010 and fiscal 2009 orders for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2010	Change	Translation	2009
	(expressed in millions)
Orders	$82.8	$16.4	$0.6	$65.8

Orders totaled $82.8 million, an increase of $17.0 million, or 25.8%, compared to orders of $65.8 million for fiscal year 2009, primarily due to higher volume across all geographies, resulting from customer inventory replenishment and modest end-market recovery, as well as an estimated $0.6 million favorable impact of currency translation. The strongest growth was experienced in the mobile hydraulic, wind, steel, plastics and rubber markets. Sensors segment accounted for 19.6% of total Company orders, compared to 19.3% for fiscal year 2009.

The following is a comparison of fiscal year 2010 and fiscal year 2009 orders for the Sensors segment by geography:

Geography	2010	2009	Variance	% Variance
	(expressed in millions)
Americas	$23.5	$20.5	$3.0	14.6%
Europe	38.3	30.5	7.8	25.6%
Asia	21.0	14.8	6.2	41.9%
Total Orders	$82.8	$65.8	$17.0	25.8%

Backlog of undelivered orders at October 2, 2010 was $16.1 million, an increase of 42.5% from backlog of $11.3 million at October 3, 2009.

Results of Operations

The following is a comparison of fiscal year 2010 and fiscal year 2009 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2010	Change	Translation	2009
	(expressed in millions)
Revenue	$77.8	$11.1	$0.4	$66.3
Cost of sales	34.5	4.4	0.2	29.9
Gross profit	43.3	6.7	0.2	36.4
Gross margin	55.7%			54.9%

Operating expenses:
Selling and marketing	13.9	(1.8)	0.2	15.5
General administrative	8.6	(1.0)	0.1	9.5
Research and development	3.7	(0.6)	-	4.3
Total operating expenses	26.2	(3.4)	0.3	29.3
Income (loss) from operations	$17.1	$10.1	$(0.1)	$7.1

Revenue
Revenue was $77.8 million, an increase of $11.5 million, or 17.3%, compared to revenue of $66.3 million for the fiscal year 2009. This increase was primarily driven by increased worldwide order volume.

The following is a comparison of fiscal year 2010 and fiscal year 2009 revenue for the Sensors segment by geography:

Geography	2010	2009	Variance	% Variance
	(expressed in millions)
Americas	$23.2	$19.0	$4.2	22.1%
Europe	35.3	32.4	2.9	9.0%
Asia	19.3	14.9	4.4	29.5%
Total Revenue	$77.8	$66.3	$11.5	17.3%

Gross Profit
Gross profit was $43.3 million, an increase of $6.9 million, or 19.0%, compared to gross profit of $36.4 million for fiscal year 2009. Gross profit as a percentage of revenue was 55.7%, an increase of 0.8 percentage points from 54.9% for fiscal year 2009. This increase was primarily due to increased volume and $0.3 million of severance charges associated with workforce reduction actions recognized in fiscal year 2009. This was partially offset by $0.2 million increased variable compensation expense.

Selling and Marketing Expense
Selling and marketing expense was $13.9 million, a decrease of $1.6 million, or 10.3%, compared to $15.5 million for fiscal year 2009. The decrease is primarily due to reduced headcount and $0.8 million of severance charges associated with workforce reduction actions recognized in fiscal year 2009. This was partially offset by $0.4 million increased variable compensation expense. Selling and marketing expense as a percentage of revenue was 17.9%, compared to 23.4% for fiscal year 2009.

General and Administrative Expense
General and administrative expense was $8.6 million, a decrease of $0.9 million, or 9.5%, compared to $9.5 million for fiscal year 2009, primarily due to reduced headcount and discretionary spending, partially offset by a $0.5 million increased variable compensation expense. General and administrative expense as a percentage of revenue was 11.1%, compared to 14.3% for fiscal year 2009.

Research and Development Expense
Research and development expense was $3.7 million, a decrease of $0.6 million, or 14.0%, compared to $4.3 million for fiscal year 2009. The decrease was due to reduced headcount, partially offset by $0.3 million increased variable compensation expense. Research and development expense as a percentage of revenue was 4.8%, compared to 6.5% for fiscal year 2009.

Income from operations
Income from operations was $17.1 million, an increase of $10.0 million, or 140.8%, compared to income from operations of $7.1 million for fiscal year 2009, primarily due to higher gross profit and reduced operating expenses. Operating income as a percentage of revenue was 22.0%, compared to 10.7% for fiscal year 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Summary of Financial Results

Highlights for Fiscal Year 2009 compared to Fiscal Year 2008 include:

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

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders, separately identifying the impact of the SANS acquisition as well as the estimated impact of currency translation:

		Estimated		Estimated
		Organic
		Business	SANS	Currency
	2009	Change	Acquisition	Translation	2008
	(expressed in millions)
Orders	$340.8	$(161.3)	$24.9	$(8.1)	$485.3

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

Results of Operations

The following is a comparison of fiscal year 2009 and fiscal year 2008 statements of operations (in millions, except per share data):

	2009	2008	Variance	% Variance

Revenue	$408.9	$460.5	$(51.6)	-11.2%
Cost of sales	257.3	270.2	(12.9)	-4.8%
Gross profit	151.6	190.3	(38.7)	-20.3%
Gross margin	37.1%	41.3%	-4.2%

Operating expenses:
Selling and marketing	71.6	76.9	(5.3)	-6.9%
General administrative	39.1	35.4	3.7	10.5%
Research and development	16.3	16.2	0.1	0.6%
Total operating expenses	127.0	128.5	(1.5)	-1.2%
Income from operations	24.6	61.8	(37.2)	-60.2%
Interest expense	(2.0)	(1.1)	(0.9)	81.8%
Interest income	1.1	4.0	(2.9)	-72.5%
Other income, net	0.2	0.8	(0.6)	-75.0%
Income before income taxes and discontinued operations	23.9	65.5	(41.6)	-63.5%
Provision for income taxes	6.5	18.4	(11.9)	-64.7%
Income before discontinued operations	17.4	47.1	(29.7)	-63.1%
Income from discontinued operations, net of tax	-	2.1	(2.1)	-100.0%
Net income	$17.4	$49.2	$(31.8)	-64.6%

Diluted earnings per share	$1.03	$2.80	$(1.77)	-63.2%

The following is a comparison of fiscal year 2009 and fiscal year 2008 results of operations, separately identifying the impact of the SANS acquisition as well as the estimated impact of currency translation:

		Estimated		Estimated
		Organic
		Business	SANS	Currency
	2009	Change	Acquisition	Translation	2008
	(expressed in millions)
Revenue	$408.9	$(65.3)	$23.6	$(9.9)	$460.5
Cost of sales	257.3	(21.0)	14.6	(6.5)	270.2
Gross profit	151.6	(44.3)	9.0	(3.4)	190.3
Gross margin	37.1%		38.2%		41.3%

Operating expenses:
Selling and marketing	71.6	(7.6)	4.2	(1.9)	76.9
General administrative	39.1	(3.6)	7.8	(0.5)	35.4
Research and development	16.3	0.3	-	(0.2)	16.2
Total operating expenses	127.0	(10.9)	12.0	(2.6)	128.5
Income (loss) from operations	$24.6	$(33.4)	$(3.0)	$(0.8)	$61.8

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

Provision for Income Taxes
Provision for income taxes totaled $6.5 million, a decrease of $11.9 million, or 64.7%, compared to $18.4 million for the fiscal year 2008. This decrease was primarily due to decreased income before income taxes. The effective tax rate for both fiscal years 2009 and 2008 is impacted by the Company’s geographic mix of income, with foreign income now generally taxed at lower rates than domestic income. In addition, the effective tax rate is favorably impacted by the Company's R&D credits and qualified domestic production activities. The effective tax rate is unfavorably impacted by certain non-deductible business expenses. The effective tax rate from continuing operations was 27.2%, a decrease of 0.8 percentage points compared to a tax rate of 28.0% for fiscal year 2008. The effective tax rate for fiscal year 2009 was favorably impacted by lower income before income taxes and a $1.0 million tax benefit from the retroactive extension of U.S. R&D credits in fiscal year 2009, while the effective tax rate for fiscal year 2008 was favorably impacted by a $3.7 million tax benefit from the repatriation of earnings from Japanese affiliates and the successful closure of foreign tax audits.

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

Net Income
Net income was $17.4 million, or $1.03 per diluted share, for fiscal year 2009, a decrease of 64.6% compared to $49.2 million, or $2.80 per diluted share, for fiscal year 2008. Income from discontinued operations in fiscal year 2008 was $2.1 million or $0.12 per diluted share.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2009 and fiscal year 2008 orders for the Test segment, separately identifying the impact of the SANS acquisition as well as the estimated impact of currency translation:

		Estimated		Estimated
		Organic
		Business	SANS	Currency
	2009	Change	Acquisition	Translation	2008
	(expressed in millions)
Orders	$275.0	$(133.7)	$24.9	$(6.0)	$389.8

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

Results of Operations

The following is a comparison of fiscal year 2009 and fiscal year 2008 results of operations for the Test segment, separately identifying the impact of the SANS acquisition as well as the impact of currency translation:

		Estimated		Estimated
		Organic
		Business	SANS	Currency
	2009	Change	Acquisition	Translation	2008
	(expressed in millions)
Revenue	$342.6	$(37.5)	$23.6	$(7.6)	$364.1
Cost of sales	227.4	(10.0)	14.6	(5.6)	228.4
Gross profit	115.2	(27.5)	9.0	(2.0)	135.7
Gross margin	33.6%		38.2%		37.3%

Operating expenses:
Selling and marketing	56.1	(5.8)	4.2	(1.5)	59.2
General administrative	29.6	(2.2)	7.8	(0.3)	24.3
Research and development	12.0	0.9	-	-	11.1
Total operating expenses	97.7	(7.1)	12.0	(1.8)	94.6
Income (loss) from operations	$17.5	$(20.4)	$(3.0)	$(0.2)	$41.1

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

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal 2009 and fiscal 2008 orders for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2009	Change	Translation	2008
	(expressed in millions)
Orders	$65.8	$(27.6)	$(2.1)	$95.5

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

Results of Operations

The following is a comparison of fiscal year 2009 and fiscal year 2008 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2009	Change	Translation	2008
	(expressed in millions)
Revenue	$66.3	$(27.8)	$(2.3)	$96.4
Cost of sales	29.9	(11.0)	(0.9)	41.8
Gross profit	36.4	(16.8)	(1.4)	54.6
Gross margin	54.9%			56.6%

Operating expenses:
Selling and marketing	15.5	(1.8)	(0.4)	17.7
General administrative	9.5	(1.4)	(0.2)	11.1
Research and development	4.3	(0.6)	(0.2)	5.1
Total operating expenses	29.3	(3.8)	(0.8)	33.9
Income (loss) from operations	$7.1	$(13.0)	$(0.6)	$20.7

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

Cash Flow Comparison - Fiscal Years 2010, 2009 and 2008

Total cash and cash equivalents decreased $42.3 million during fiscal year 2010, primarily due to purchases of company stock, dividend payments, investment in property and equipment and deferred payments for the SANS acquisition, partially offset by earnings.

Total cash and cash equivalents increased $4.8 million during fiscal year 2009, primarily due to earnings and decreased working capital requirements, partially offset by employee incentive and related benefit payments, purchases of company stock, dividend payments, investment in property and equipment, and payments for the acquisition of SANS.

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

Cash flow from operating activities provided cash of $33.2 million during fiscal year 2010, compared to cash provided of $43.8 million and $30.2 million in fiscal year 2009 and 2008, respectively. Fiscal year 2010 cash flow from operating activities was primarily driven by earnings.

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

Cash flow from investing activities required the use of cash totaling $17.5 million during fiscal year 2010, compared to the use of cash totaling $33.6 million during fiscal year 2009, and $3.6 million provided during fiscal year 2008. The cash usage for fiscal year 2010 was due to a $11.2 million investment in property and equipment, and $6.3 million of deferred payments for the SANS acquisition.

During fiscal year 2009, the Company paid $25.1 million associated with the acquisition of SANS and invested $9.8 million in property and equipment. This was partially offset by $1.3 million of proceeds received from the sale of the Nano instruments product line in fiscal year 2008.

During fiscal year 2008, the Company received net proceeds of $17.1 million and $10.3 million for the maturity of short term investments and the sale of the Nano Instruments product line, respectively, and invested $13.7 million and $9.8 million in SANS and property and equipment, respectively.

Cash flow from financing activities required a use of cash of $49.2 million during fiscal year 2010, compared to $7.8 million and $26.5 million used in fiscal year 2009 and 2008, respectively. The cash usage for fiscal year 2010 primarily resulted from purchases of the Company’s common stock of  $38.2 million and payment of cash dividends of $12.1 million, partially offset by $1.0 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

During fiscal year 2009, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $12.8 million, payment of cash dividends of $10.1 million, and repayment of interest-bearing debt of $2.3 million, partially offset by $16.0 million borrowings on the Company’s credit facility, and $1.6 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

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

During fiscal years 2010, 2009 and 2008, the Company purchased approximately 1.4 million, 0.5 million, and 1.0 million shares of its common stock for $38.2 million, $12.8 million, and $38.8 million, respectively. During fiscal year 2010 and 2008, the Company purchased 0.9 million and 0.7 million shares, respectively, of its common stock under accelerated share purchase programs.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $76.6 million at October 2, 2010. Of this amount, approximately $23.2 million was located in North America, $33.8 million in Europe, and $19.6 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At October 2, 2010, the Company held no short-term investments.

At October 2, 2010, the Company’s capital structure was comprised of $40.2 million in short-term debt and $166.1 million in Shareholders’ Investment. Total interest-bearing debt at October 2, 2010 and October 3, 2009 was $40.0 million. The borrowings on the credit facility include, at the Company’s discretion, optional month-to-month term renewals and loan repricing until December 2012. Under the terms of the credit facility, the Company has agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 2, 2010, the Company was in compliance with these financial covenants.

Shareholders' Investment decreased by $37.9 million during fiscal year 2010, primarily due to $38.2 million in purchases of the Company’s common stock, $10.1 million of foreign currency translation losses, and $9.7 million in dividends declared, partially offset by operating results of $18.6 million and $1.0 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

The Company believes that its liquidity, represented by funds available from cash, cash equivalents, the credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions.

At October 2, 2010, the Company’s contractual obligations were as follows:

		Payments Due by Period
		(expressed in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$13,065	$4,563	$5,165	$1,491	$1,846
Other Long-Term Obligations(2)	9,662	2,142	2,701	2,337	2,482
Total	$22,727	$6,705	$7,866	$3,828	$4,328

(1)
Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. At October 2, 2010, the Company’s long-term liability for uncertain tax positions was $4.2 million.

(2)	Other long-term obligations include liabilities under pension and other retirement plans.

At October 2, 2010 the Company had letters of credit and guarantees outstanding totaling $41.1 million and $1.4 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2010, the Company did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position, may require the application of a higher level of judgment by the Company's management, and as a result, are subject to an inherent degree of uncertainty. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

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

The Company has three discrete reporting units, two of which are assigned goodwill. At October 2, 2010, one reporting unit was assigned $13.8 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At October 2, 2010, the estimated fair value of the reporting unit assigned $1.6 million of goodwill is substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $13.8 million of goodwill exceeds its carrying value by approximately 8 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Warranty Obligations: The Company is subject to warranty obligations on sales of its products. A certain amount of judgment is required in determining appropriate reserve levels for anticipated warranty claims. While these reserve levels are based on historical warranty experience, they may not reflect the actual claims that will occur over the upcoming warranty period, and additional warranty reserves may be required.

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

Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for the Company's products or its operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. The Company's use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of smoothing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company's revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company's use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended October 2, 2010 and October 3, 2009 was as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(expressed in thousands, except per share data)

2010
Revenue	$88,960	$94,270	$84,944	$105,879	$374,053
Gross profit	35,182	38,528	33,249	44,835	151,794
Income (loss) before income taxes	5,701	9,660	(1,563)	13,414	27,212
Net income	$3,837	$6,174	$5	$8,560	$18,576
Earnings per share:
Basic	$0.23	$0.37	$0.00	$0.54	$1.14
Diluted	$0.23	$0.37	$0.00	$0.54	$1.14

2009
Revenue	$116,609	$107,652	$90,779	$93,841	$408,881
Gross profit	44,221	41,513	34,604	31,278	151,616
Income (loss) before income taxes	12,842	10,359	4,495	(3,793)	23,903
Net income (loss)	$9,751	$7,473	$3,149	$(2,979)	$17,394
Earnings (loss) per share:
Basic	$0.58	$0.45	$0.19	$(0.18)	$1.04
Diluted	$0.57	$0.45	$0.19	$(0.18)	$1.03

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk
Approximately 65-70% of the Company’s revenue has historically been derived from shipments to customers outside of the United States and about 57% of this revenue (approximately 38% of the Company's total revenue) is denominated in currencies other than the U.S. dollar. The Company’s international subsidiaries have functional currencies other than the Company’s U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose the Company to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2010	2009	2008
	(expressed in thousands)
Increase (decrease) from currency translation on:
Orders	$3,430	$(8,077)	$21,090
Revenue	3,333	(9,921)	22,128
Net Income	$105	$(581)	$2,243

The estimated net effect of currency translation on orders, revenue, and net income was favorable in fiscal year 2010 in comparison to fiscal year 2009, primarily driven by the favorable translation impact associated with the weakening in the value of the U.S. dollar against the Japanese Yen throughout fiscal year 2010, as well as against the Euro during the first half of fiscal year 2010. This was partially offset by an unfavorable translation impact associated with the strengthening in the value of the U.S. dollar against the Euro during the second half of fiscal year 2010.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2010 revenue of approximately $16.4 million.

The Company has operational procedures to mitigate these non-functional currency exposures. The Company also utilizes foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Gains and losses on foreign currency transactions, which are included in Revenue, net in the accompanying Consolidated Statements of Income, were a net loss of $0.1 million in fiscal year 2010, a net loss of $1.6 million in fiscal year 2009, and a net gain of $0.6 million in fiscal year 2008. Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income that the underlying hedged transaction is reported.

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

At October 2, 2010, the Company had cash and cash equivalents of $76.6 million. Most of this balance was invested in interest-bearing bank deposits or money market funds, with interest rates re-set every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.1 million on an annualized basis.

The Company’s short-term borrowings outstanding at the end of fiscal year 2010 consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

A discount rate of 4.7% and an expected rate increase in future compensation levels of 2.7% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries. In addition, a 5.2% expected rate of return was used in the calculation of the plan assets associated with this defined benefit pension plan.

Item 8.	Financial Statements and Supplementary Data

The Company's audited financial statements and notes thereto described in Item 15 of this Annual Report on Form 10-K, and appearing on pages F-1 through F-33 of this report, are incorporated by reference herein. See also "Quarterly Financial Data" in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of October 2, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of October 2, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of October 2, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of this audit, has issued its report, included in Item 8, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

The required information with respect to the directors of the Company, the Company’s Code of Business Conduct, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s Audit Committee, including the Audit Committee financial experts, is incorporated herein by reference to the information set forth under the headings "Election of Directors" and ”Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2011. Information regarding the Company’s executive officers is contained under Item 1 of Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under headings "Executive Compensation" and “Election of Directors – Independent Directors Compensation” in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information:

The following table sets forth the aggregate information regarding grants under all equity compensation plans as of October 2, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted- Average Exercise Price of Outstanding Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (in thousands) (c)
Equity compensation plans approved by security holders	1,418	$32.37	1,216

Equity compensation plans not approved by security holders	-	-	-

Total	1,418	$32.37	1,216

(1)	Includes 445 thousand shares available for issuance under the 2002 Employee Stock Purchase Plan as of October 2, 2010.

Certain other information required by this Item is incorporated herein by reference to the information set forth under the heading "Other Information - Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2011.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated herein by reference to the information set forth under the headings “Election of Directors – Other Information Regarding the Board” and “Other Information – Related Party Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 9, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 2, 2010 and October 3, 2009

Consolidated Statements of Income for the Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008

Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008

Consolidated Statements of Cash Flows for the Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3)	Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K Current Report filed on December 1, 2009.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 5.02 of the Company’s Form 8-K Current Report filed on February 12, 2010.

10.b	2002 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.d of the Company’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.c	2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.d
Form of Notice of Grant of Restricted Stock (Director) under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.e
Uniform Terms and Conditions to Restricted Stock Awards (Director) under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 of Company’s Form 8-K Current Report filed on February 7, 2006.

10.f
Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Company’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.g
Letter dated February 6, 1987 from MTS Sensor Technologie GmbH and Co. KG (formerly, Hellwig GmbH) regarding its pension commitment to Joachim Hellwig, incorporated by reference to Exhibit 10.p of the Company’s Form 10-K filed for fiscal year ended October 2, 2004.

10.h
Employment Contract dated January 1, 1991 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig, incorporated by reference to Exhibit 10.q of the Company’s Form 10-K filed for fiscal year ended October 2, 2004.

10.i
Change in Control Agreement, dated December 31, 2008, between the Company and Laura B. Hamilton, incorporated herein by reference to Exhibit 10.k of the Company’s Form 10-K filed for the fiscal year ended October 3, 2009.

10.j
Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on September 1, 2006.

10.k
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

10.l
Master Asset Purchase Agreement dated April 28, 2008, between the Company and the SANS Group, incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K Current Report filed October 2, 2008.

10.m
Credit Agreement dated December 18, 2007, among the Company, Wells Fargo Bank, National Association, Fifth Third Bank, The Bank of Tokyo Mitsubishi UFJ, Ltd., U.S. Bank National Association, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed December 21, 2007.

10.n
Change in Control Agreement, dated December 31, 2008, between the Company and Susan E. Knight incorporated herein by reference to Exhibit 10.p of the Company’s Form 10-K filed for the fiscal year ended October 3, 2009.

10.o
Change in Control Agreement, dated December 31, 2008, between the Company and Kathleen M. Staby, incorporated herein by reference to Exhibit 10.q of the Company’s Form 10-K filed for the fiscal year ended October 3, 2009.

10.p
Severance Agreement, dated March 30, 2009, between the Company and Alfred Richter, incorporated herein by reference to Exhibit 10.k of the Company’s Form 10-K filed for the fiscal year ended October 3, 2009.

10.q
Change in Control Agreement, dated March 30, 2009, between the Company and Alfred Richter, incorporated herein by reference to Exhibit 10.k of the Company’s Form 10-K filed for the fiscal year ended October 3, 2009.

10.r	Form of Notice of Grant of Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on June 29, 2009.

10.s	Uniform Terms and Conditions to Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Company’s Form 8-K Current Report filed on June 29, 2009.

10.t
Letter Agreement Regarding Accelerated Share Repurchase Program by and between MTS Systems Corporation and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated August 18, 2010, incorporated by reference into Exhibit  10.1 of the Company's Form 8-K Current Report filed on August 19, 2010.

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

Date:     November 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ LAURA B. HAMILTON	Chair and Chief	November 30, 2010
Laura B. Hamilton	Executive Officer

/s/ SUSAN E. KNIGHT	Chief Financial Officer	November 30, 2010
Susan E. Knight	and Vice President

/s/ DAVID J. ANDERSON	Director	November 30, 2010
David J. Anderson

/s/ JEAN-LOU CHAMEAU	Director	November 30, 2010
Jean-Lou Chameau

/s/ BRENDAN C. HEGARTY	Director	November 30, 2010
Brendan C. Hegarty

/s/ EMILY M. LIGGETT	Director	November 30, 2010
Emily M. Liggett

/s/ WILLIAM V. MURRAY	Director	November 30, 2010
William V. Murray

/s/ BARB J. SAMARDZICH	Director	November 30, 2010
Barb J. Samardzich

/s/ GAIL P. STEINEL	Director	November 30, 2010
Gail P. Steinel

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – October 2, 2010 and October 3, 2009	F-3

Consolidated Statements of Income for the Fiscal Years Ended October 2, 2010, October 3, 2009, and September 27, 2008	F-4

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended October 2, 2010, October 3, 2009 and September 27, 2008	F-6

Notes to Consolidated Financial Statements	F-7 through F-32

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts	F-33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of October 2, 2010 and October 3, 2009, and the related consolidated statements of income, shareholder’s investment and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended October 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  We also have audited MTS Systems Corporation’s internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of October 2, 2010 and October 3, 2009, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
November 30, 2010

Consolidated Balance Sheets
(October 2 and October 3, respectively)

Assets	2010	2009
	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$76,611	$118,885
Accounts receivable, net of allowance for doubtful accounts of $1,358 and $1,410 respectively	66,369	72,553
Unbilled accounts receivable	26,389	27,246
Inventories	51,792	47,969
Prepaid expenses and other current assets	10,799	6,583
Deferred tax assets	12,742	12,322
Total current assets	244,702	285,558
Property and equipment, net	56,444	56,118
Goodwill	15,429	15,206
Other intangibles, net	24,753	23,826
Other assets	3,368	4,181
Deferred tax assets	1,709	2,025
Total assets	$346,405	$386,914

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$40,229	$40,182
Accounts payable	21,818	18,630
Accrued payroll and related costs	32,725	25,376
Advance payments from customers	44,000	46,739
Accrued warranty costs	7,505	9,774
Accrued income taxes	2,642	1,182
Deferred tax liabilities	996	960
Other accrued liabilities	11,925	25,149
Total current liabilities	161,840	167,992
Deferred tax liabilities	6,057	3,843
Non-current accrued income taxes	4,181	3,591
Pension benefit plan	3,080	1,917
Other long-term liabilities	5,141	5,606
Total liabilities	180,299	182,949

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized:
15,264 and 16,564 shares issued and outstanding	3,816	4,141
Retained earnings	147,609	174,301
Accumulated other comprehensive income	14,681	25,523
Total shareholders’ investment	166,106	203,965
Total liabilities and shareholders’ investment	$346,405	$386,914

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended October 2, October 3 and September 27, respectively)

	2010	2009	2008

Revenue:
Product	$315,691	$349,502	$395,173
Service	58,362	59,379	65,342
Total Revenue	374,053	408,881	460,515
Cost of Sales:
Product	192,454	224,279	235,861
Service	29,805	32,986	34,401
Total Cost of Sales	222,259	257,265	270,262
Gross Profit	151,794	151,616	190,253
Operating Expenses:
Selling and marketing	65,841	71,571	76,867
General and administrative	42,663	39,129	35,393
Research and development	14,945	16,322	16,232
Total Operating Expenses	123,449	127,022	128,492
Income From Operations	28,345	24,594	61,761
Interest expense	(1,418)	(2,024)	(1,083)
Interest income	366	1,108	4,033
Other (expense) income, net	(81)	225	749
Income Before Income Taxes and Discontinued Operations	27,212	23,903	65,460
Provision for Income Taxes	8,636	6,509	18,350
Income Before Discontinued Operations	18,576	17,394	47,110
Discontinued Operations:
Loss from discontinued operations, net of tax	-	-	(368)
Net gain on disposal of discontinued businesses, net of tax	-	-	2,449
Income from Discontinued Operations, net of tax	-	-	2,081
Net Income	$18,576	$17,394	$49,191
Earnings Per Share
Basic:
Income Before Discontinued Operations	$1.14	$1.04	$2.72
Discontinued Operations:
Loss from discontinued operations, net of tax	-	-	(0.02)
Net gain on disposal of discontinued businesses, net of tax	-	-	0.14
Income from Discontinued Operations, net of tax	-	-	0.12
Earnings Per Share - Basic	$1.14	$1.04	$2.84
Diluted:
Income Before Discontinued Operations	$1.14	$1.03	$2.68
Discontinued Operations:
Loss from discontinued operations, net of tax	-	-	(0.02)
Net gain on disposal of discontinued businesses, net of tax	-	-	0.14
Income from Discontinued Operations, net of tax	-	-	0.12
Earnings Per Share - Diluted	$1.14	$1.03	$2.80

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Investment and Comprehensive Income (Loss)
(For the Fiscal Years Ended October 2, October 3 and September 27, respectively, expressed in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholders'
	Issued	Amount	Capital	Earnings	Income (Loss)	Investment
Balance, September 29, 2007	17,704	$4,426	$-	$164,862	$20,413	$189,701
Net income	-	-	-	49,191	-	49,191
Foreign currency translation	-	-	-	-	3,859	3,859
Minimum pension liability adjustment	-	-	-	-	890	890
Derivative instruments	-	-	-	-	320	320
Total comprehensive income	-	-	-	49,191	5,069	54,260
Exercise of stock options	332	83	7,096	-	-	7,179
Stock-based compensation	11	3	4,190	-	-	4,193
Tax benefit from equity compensation	-	-	1,302	-	-	1,302
Issuance for employee stock purchase plan	21	5	682	-	-	687
Common stock purchased and retired	(1,092)	(273)	(13,270)	(28,499)	-	(42,042)
Dividends, $0.48 per share	-	-	-	(10,338)	-	(10,338)
Balance, September 27, 2008	16,976	4,244	-	175,216	25,482	204,942
Net income	-	-	-	17,394	-	17,394
Foreign currency translation	-	-	-	-	2,459	2,459
Pension benefit plan adjustments	-	-	-	-	(982)	(982)
Derivative instruments	-	-	-	-	(1,436)	(1,436)
Total comprehensive income	-	-	-	17,394	41	17,435
Exercise of stock options	40	10	899	-	-	909
Stock-based compensation	17	4	3,327	-	-	3,331
Tax shortfall from equity compensation	-	-	(491)	-	-	(491)
Issuance for employee stock purchase plan	36	9	709	-	-	718
Common stock purchased and retired	(505)	(126)	(4,444)	(8,253)	-	(12,823)
Dividends, $0.60 per share	-	-	-	(10,056)	-	(10,056)
Balance, October 3, 2009	16,564	4,141	-	174,301	25,523	203,965
Net income	-	-	-	18,576	-	18,576
Foreign currency translation	-	-	-	-	(10,100)	(10,100)
Pension benefit plan adjustments	-	-	-	-	(1,130)	(1,130)
Derivative instruments	-	-	-	-	388	388
Total comprehensive income	-	-	-	18,576	(10,842)	7,734
Exercise of stock options	16	4	319	-	-	323
Stock-based compensation	19	5	2,378	-	-	2,383
Tax shortfall from equity compensation	-	-	(1,151)	-	-	(1,151)
Issuance for employee stock purchase plan	33	8	684	-	-	692
Common stock purchased and retired	(1,368)	(342)	(2,230)	(35,584)	-	(38,156)
Dividends, $0.60 per share	-	-	-	(9,684)	-	(9,684)
Balance, October 2, 2010	15,264	$3,816	$-	$147,609	$14,681	$166,106

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended October 2, October 3, and September 27, respectively)
	2010	2009	2008
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$18,576	$17,394	$49,191
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	-	368
Net gain on disposal of discontinued operations	-	-	(2,449)
Stock-based compensation	2,448	3,384	4,199
Excess tax benefits from stock-based compensation	(65)	(4)	(925)
Charge for fair value mark-up of acquired inventory	-	1,859	-
Net periodic pension benefit cost	401	738	1,282
Depreciation and amortization	12,751	12,132	9,207
Deferred income taxes	2,121	(364)	(5,726)
Bad debt provision	159	755	(111)
Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	5,599	52,129	(27,462)
Inventories	(5,408)	5,980	(3,191)
Prepaid expenses and other assets	(6,426)	(6,657)	(5,911)
Accounts payable	3,152	(14,582)	6,138
Accrued payroll and related costs	7,441	(8,571)	4,441
Advance payments from customers	(2,415)	(20,654)	13,398
Accrued warranty costs	(2,093)	3,614	(138)
Other liabilities	(2,708)	(3,031)	5,613
Contributions to pension benefit plan	(343)	(488)	(13,198)
Operating activities of discontinued operations	-	204	(4,552)
Net Cash Provided by Operating Activities	33,190	43,838	30,174
Cash Flows from Investing Activities:
Additions to property and equipment	(11,214)	(9,757)	(9,752)
Payments for acquisition	(6,314)	(25,143)	(13,737)
Net proceeds from sale of businesses	-	1,330	10,293
Proceeds from maturity of short-term investments	-	-	19,050
Purchases of short-term investments	-	-	(2,000)
Investing activities of discontinued operations	-	-	(287)
Net Cash (Used in) Provided by Investing Activities	(17,528)	(33,570)	3,567
Cash Flows from Financing Activities:
Net receipts under short-term borrowings	29	15,796	23,866
Repayments of long-term debt	-	(2,308)	(6,683)
Excess tax benefits from stock-based compensation	65	4	925
Cash dividends	(12,107)	(10,112)	(10,478)
Proceeds from exercise of stock options and employee stock purchase plan	1,015	1,627	7,866
Payments to purchase and retire common stock	(38,156)	(12,823)	(42,042)
Net Cash Used in Financing Activities	(49,154)	(7,816)	(26,546)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,782)	2,334	2,559
Cash and Cash Equivalents:
(Decrease) increase during the year	(42,274)	4,786	9,754
Balance, beginning of year	118,885	114,099	104,345
Balance, end of year	$76,611	$118,885	$114,099
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$1,549	$1,596	$726
Income taxes	9,669	13,250	22,157

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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended October 2, 2010 and September 27, 2008 consisted of 52 weeks. The Company’s fiscal year ended October 3, 2009 consisted of 53 weeks.

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

Foreign Currency
The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of Shareholders' Investment. The Company recorded (losses)/gains on foreign currency translation in Comprehensive Income of ($10.1) million, $2.5 million, and $3.9 million for fiscal years 2010, 2009, and 2008 respectively. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction (losses)/gains of ($0.1) million, ($1.6) million, and $0.6 million in fiscal years 2010, 2009, and 2008, respectively.

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

Accounts Receivable and Long-Term Contracts
The Company grants credit to customers, but it generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible and considers factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer's financial condition, if the Company becomes aware of additional information related to the credit worthiness of a customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at October 2, 2010 are expected to be invoiced during fiscal year 2011.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at October 2, 2010 and October 3, 2009 were as follows:

	2010	2009
	(expressed in thousands)
Customer projects in various stages of completion	$16,126	$15,075

Components, assemblies and parts	35,666	32,894
Total	$51,792	$47,969

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and began capitalizing software development costs during each of the fiscal years ended October 2, 2010 and October 3, 2009. Amortization expense for software development costs was $1.3 million and $0.7 million for the fiscal years ended October 2, 2010 and October 3, 2009, respectively. See Note 4 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

Goodwill and Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired.Goodwill is not amortized to income, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable.

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and the carrying value of the asset. If the carrying value of the asset exceeds its fair value, the asset is reduced to fair value. At both October 2, 2010 and October 3, 2009, there were no indefinite-lived intangible assets.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows, and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both October 2, 2010 and October 3, 2009, the Company determined there was no impairment of its goodwill or intangible assets. See Note 4 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Other Assets
Other assets at October 2, 2010 and October 3, 2009 include security deposits paid on leased property and cash redemption values on group insurance policies.

Warranty Obligations
Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant.

Warranty provisions and claims for the years ended October 2, 2010 and October 3, 2009, were as follows:

	2010	2009
	(expressed in thousands)
Beginning balance	$9,774	$6,107
Warranty claims	(7,036)	(9,122)
Warranty provisions	5,439	11,251
Adjustments to preexisting warranties	(496)	1,485
Acquisition of SANS	-	73
Translation adjustment	(176)	(20)
Ending balance	$7,505	$9,774

Derivative Financial Instruments
The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of October 2, 2010, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities were reported in the Consolidated Balance Sheet as follows:

	October 2, 2010
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$126	$547
Interest rate swaps	-	1,406
Total designated hedge derivatives	126	1,953

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	1,023
Total hedge and other derivatives	$126	$2,976

	October 3, 2009
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$234	$470
Interest rate swaps	-	1,894
Total designated hedge derivatives	234	2,364

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	729
Total hedge and other derivatives	$234	$3,093

Foreign Exchange Cash Flow Hedges
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Investment on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. The Company periodically assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statement of Income, as that is the same line item upon which the underlying hedged transaction is reported.

At October 2, 2010 and October 3, 2009, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $17.6 million and $16.6 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $15.2 million and $11.0 million at October 2, 2010 and October 3, 2009, respectively. At October 2, 2010 the net market value of the foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.5 million in liabilities and $0.1 million in offsetting assets. At October 3, 2009 the net market value of the foreign currency exchange contracts was a net liability of $0.3 million, consisting of $0.5 million in liabilities and $0.2 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal years ended October 2, 2010 and October 3, 2009, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	2010	2009
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$(519)	$108
Net loss reclassified into Revenue (effective portion)	148	1,969
Net loss reclassified into Revenue upon the removal of hedge designations on underlying foreign currency transactions that were cancelled	-	46
Net loss recognized in OCI (effective portion)	(13)	(2,642)
Ending unrealized net loss in AOCI	$(384)	$(519)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended October 2, 2010 and October 3, 2009. At October 2, 2010 and October 3, 2009, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.4 and $0.5 million, respectively. The maximum remaining maturity of any forward or optional contract at October 2, 2010 and October 3, 2009 was 1.2 years and 0.7 years, respectively.

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

At October 2, 2010 and October 3, 2009, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million, which equals the amount of outstanding credit facility borrowings as of that date. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At October 2, 2010 and October 3, 2009, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.31%. At October 2, 2010 and October 3, 2009, there was a 63 basis-point and a 45 basis-point differential, respectively, between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings at October 2, 2010 and October 3, 2009, under the terms of the credit facility borrowings and interest rate swap agreements, was 3.94% and 3.76%, respectively. The total market value of the interest rate swaps at October 2, 2010 and October 3, 2009 was a liability of $1.4 million and $1.9 million, respectively.

The pretax amounts recognized in AOCI on interest rate swaps for the fiscal years ended October 2, 2010 and October 3, 2009 are as follows:

	2010	2009
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,894)	$(199)
Net loss reclassified into interest expense (effective portion)	1,223	970
Net loss recognized in OCI (effective portion)	(735)	(2,665)
Ending unrealized net loss in AOCI	$(1,406)	$(1,894)

Foreign Exchange Balance Sheet Derivatives
The Company also uses foreign exchange derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other (Expense) Income, net on the Consolidated Statement of Income in the current period.

At October 2, 2010 and October 3, 2009, the Company had outstanding foreign exchange balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $34.7 million and $54.5 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at October 2, 2010 and October 3, 2009 was $2.6 million and $12.7 million, respectively. At October 2, 2010 and October 3, 2009, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $1.0 million and $0.7 million, respectively.

The net loss recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts during the fiscal years ended October 2, 2010 and October 3, 2009 is as follows:

	2010	2009
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(834)	$(1,863)

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

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 1.2 million, 1.3 million, and 0.9 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended October 2, 2010, October 3, 2009, and September 27, 2008, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2010	2009	2008
	(expressed in thousands, except per share data)

Income before discontinued operations	$18,576	$17,394	$47,110
Income from discontinued operations, net of tax	-	-	2,081
Net income	$18,576	$17,394	$49,191
Weighted average common shares outstanding	16,281	16,793	17,351
Dilutive potential common shares	66	38	193
Total dilutive common shares	16,347	16,831	17,544
Earnings per share:
Basic:
Income before discontinued operations	$1.14	$1.04	$2.72
Income from discontinued operations, net of tax	-	-	0.12
Earnings per share	$1.14	$1.04	$2.84
Diluted:
Income before discontinued operations	$1.14	$1.03	$2.68
Income from discontinued operations, net of tax	-	-	0.12
Earnings per share	$1.14	$1.03	$2.80

During the fourth quarter of fiscal year 2010, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. This forward contract is indexed to, and potentially settled in, the Company’s common stock. This forward contract meets the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $25.0 million payment to the investment bank and immediately received approximately 0.9 million shares of its common stock. Effective as of the date of the initial stock purchase, the transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The contract continued to meet those requirements as of October 2, 2010 and the Company expects it will continue to meet those requirements through the settlement date. The agreement expires in the second quarter of fiscal year 2011 however the investment bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock and retained earnings to reflect the final settlement amount.

The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. At the completion of the purchase period, depending on the VWAP, the Company may be required to deliver, at its option, either additional shares of its common stock or cash to the investment bank in order to settle a loss position. Alternatively, the Company may be entitled to receive additional shares of its common stock from the investment bank in order to settle a gain position. The maximum amount of shares of common stock the Company can be required to issue to settle a loss position cannot exceed 2.7 million. At October 2, 2010, the accelerated share purchase agreement was in a loss position which, if the contract had been settled on that date, would have required the Company to deliver to the investment bank either approximately 30,000 shares of its common stock or $0.9 million. For every $1.00 change in the Company’s VWAP, the settlement amount changes by approximately 30,000 shares of the Company’s common stock or $0.9 million.

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

Comprehensive Income (Loss)
Comprehensive Income (Loss), a component of Shareholders’ Investment, for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 consists of net income, pension benefit plan adjustments, derivative instrument gains or losses and foreign currency translation adjustments.

The accumulated balances for each component of Accumulated Other Comprehensive Income were as follows:

	Derivative Financial Instrument Unrealized Loss	Pension Benefit Plan Adjustments	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
	(expressed in thousands)
Balances at September 29, 2007	$(392)	$(1,101)	$21,906	20,413
Foreign exchange translation adjustments	-	(29)	3,888	3,859
Pension benefit plan adjustments, net of tax of $374	-	866	-	866
Change in unrealized loss, net of tax of ($523)	(973)	-	-	(973)
Realized loss, net of tax of $892	1,293	24	-	1,317
Balances at September 27, 2008	(72)	(240)	25,794	25,482
Foreign exchange translation adjustments	-	-	2,459	2,459
Pension benefit plan adjustments, net of tax of ($429)	-	(992)	-	(992)
Change in unrealized loss, net of tax of ($1,910)	(3,397)	-	-	(3,397)
Realized loss, net of tax of $1,028	1,961	10	-	1,971
Balances at October 3, 2009	(1,508)	(1,222)	28,253	25,523
Foreign exchange translation adjustments	-	23	(10,123)	(10,100)
Pension benefit plan adjustments, net of tax of ($493)	-	(1,141)	-	(1,141)
Change in unrealized loss, net of tax of ($277)	(470)	-	-	(470)
Realized loss, net of tax of $517	858	11	-	869
Balances at October 2, 2010	$(1,120)	$(2,329)	$18,130	$14,681

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

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements. The new disclosure provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2010-06 during fiscal year 2010 did not have an impact on its consolidated financial statements.

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 2002 and 2006, and administered under the supervision of the Company’s Board of Directors. During the years ended October 2, 2010, October 3, 2009, and September 27, 2008, the Company awarded stock options, employee stock purchase plan shares, and restricted stock grants. During the years ended October 2, 2010 and October 3, 2009, the Company also awarded restricted stock units under the 2006 stock plan. At October 2, 2010, a total of 1,216,034 shares were available for future grant under these plans.

Stock-Based Compensation Expense
The effect of recording stock-based compensation expense for the years ended October 2, 2010, October 3, 2009, and September 27, 2008 was as follows (in thousands, except per share data):

	2010	2009	2008

Stock-based compensation expense by type of award:
Employee stock options	$1,519	$2,478	$3,591
Employee stock purchase plan (ESPP)	175	242	191
Restricted stock grants and units	691	612	441
Amounts capitalized as inventory	(639)	(775)	(938)
Amounts recognized in income for amounts previously capitalized as inventory	702	827	914

Total stock-based compensation included in income from operations	2,448	3,384	4,199
Income tax benefit on stock-based compensation	(828)	(1,091)	(1,421)
Net compensation expense included in net income	$1,620	$2,293	$2,778

Earnings per share:
Basic	$0.10	$0.14	$0.16
Diluted	$0.10	$0.14	$0.16

At October 2, 2010, there was $2.2 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years. At October 2, 2010, there was $1.2 million and $0.3 million of total restricted stock expense related to non-vested awards of restricted stock units and restricted stock grants, respectively, not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.6 years and 1.1 years, respectively.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 was $6.73, $4.71, and $7.53, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2010	2009	2008
Expected life (in years)	2.9	2.7	2.6
Risk-free interest rate	1.0%	1.4%	2.8%
Expected volatility	40.0%	41.4%	33.3%
Dividend yield	2.1%	2.9%	1.7%

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

Stock option activity for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 was as follows (in thousands, except per share amounts):

	2010		2009		2008
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	1,492	$35.56	1,572	$37.59	1,588	$34.60
Granted	252	$28.62	273	$20.60	377	$35.87
Exercised	(16)	$20.55	(40)	$22.44	(332)	$21.62
Forfeited or expired	(399)	$35.20	(313)	$34.36	(61)	$35.87
Options outstanding at end of year	1,329	$34.53	1,492	$35.56	1,572	$37.59
Options eligible for exercise at year-end	811	$38.93	892	$38.90	821	$35.68
*Weighted Average Exercise Price

Options outstanding at October 2, 2010 had a weighted average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $3.2 million. Options eligible for exercise at October 2, 2010 had a weighted average remaining contractual term of 1.8 years, and an aggregate intrinsic value of $0.7 million.

The total intrinsic value of stock options exercised during the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 was $0.1 million, less than $0.1 million and $5.8 million, respectively.

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

Restricted stock grant activity for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 was as follows (in thousands, except per share amounts):

	2010		2009		2008
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	36	$28.72	20	$39.29	22	$38.64
Granted	20	$26.47	29	$24.76	12	$38.30
Vested	(10)	$33.71	(10)	$38.99	(11)	$36.62
Forfeited	(17)	$25.85	(3)	$26.91	(3)	$39.87
Unvested shares at end of year	29	$27.18	36	$28.72	20	$39.29
*Weighted Average Grant Date Fair Value

Restricted stock unit activity for the fiscal years ended October 2, 2010 and October 3, 2009, was as follows (in thousands, except per share amounts):

	2010		2009
	Shares	WAGDFV*	Shares	WAGDFV*
Outstanding at beginning of year	38	$20.55	-	$-
Granted	37	$28.62	39	$20.55
Vested	(12)	$20.55	-	$-
Forfeited	(4)	$21.61	(1)	$20.55
Outstanding at end of year	59	$25.51	38	$20.55
*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2010 with the combined issuance of 33,249 shares at a weighted average price of $20.82. In fiscal years 2009 and 2008, purchases were 36,333 and 20,733 shares, respectively, with weighted average share prices of $19.75 and $33.15, respectively. At October 2, 2010, the number of shares remaining for issuance under the ESPP was 444,887.

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

The total purchase price for SANS of $48.1 million, including direct acquisition costs of $2.9 million, has been substantially paid. The remaining liability of less than $0.1 million is included in Other Accrued Liabilities on the October 2, 2010 Consolidated Balance Sheet, and is expected to be paid during the next twelve months. The results of operations for SANS have been included in the Company’s Consolidated Statements of Income since the date of acquisition, and are reported in the Company’s Test segment. Pro forma results have not been included as the impact of the acquisition is not material.

Subsequent to the acquisition, the company entered into a transition services agreement with SANS to facilitate order processing and product delivery while the Company obtained manufacturing permits and export licenses from the Chinese Government. Under the terms of the agreement, the Company was entitled to all the profit and risk of loss on these transactions. Many of the shareowners of SANS are currently employed by the Company and thus the transactions executed under this agreement are considered related party transactions. The transition services agreement expired during fiscal year 2009; however, as of October 2, 2010 and October 3, 2009 the outstanding receivables from SANS were $1.2 million and $5.0 million, respectively. All of the outstanding receivables as of October 2, 2010 are expected to be collected within the next twelve months.

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

The Company does not allocate interest income or interest expense to discontinued operations. Operating results of discontinued operations included in Loss from Discontinued Operations, net of Tax in the Consolidated Statement of Income for the fiscal year ended September 27, 2008 were as follows:

2008
(expressed in thousands)
Revenue	$6,106
Loss on discontinued operations before taxes and gain on sale	(628)
Benefit for income taxes	(260)
Loss from discontinued operations, net of tax	$(368)

4. Capital Assets:

Property and Equipment
Property and equipment at October 2, 2010 and October 3, 2009 consist of the following:

	2010	2009
	(expressed in thousands)
Land and improvements	$1,714	$1,716
Buildings and improvements	52,535	52,921
Machinery and equipment	104,405	96,156
Total	158,654	150,793
Less accumulated depreciation	(102,210)	(94,675)
Property and equipment, net	$56,444	$56,118

Goodwill
The changes to the carrying amount of goodwill for fiscal years ended October 2, 2010 and October 3, 2009 were as follows:

	2010	2009
	(expressed in thousands)
Beginning balance	$15,206	$1,668
Acquisition of SANS	-	13,604
Currency translation	223	(66)
Ending balance	$15,429	$15,206

Other Intangible Assets
Other intangible assets consist of the following:

	October 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$11,640	$(2,062)	$9,578	6.0
Patents	9,484	(1,347)	8,137	15.3
Trademarks and trade names	5,689	(603)	5,086	30.2
Non-compete agreements	2,485	(1,657)	828	3.0
Land-use rights	1,167	(43)	1,124	47.8
Total	$30,465	$(5,711)	$24,753	14.7

	October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$8,062	$(729)	$7,333	5.0
Patents	9,225	(652)	8,573	15.4
Trademarks and trade names	5,583	(412)	5,171	30.2
Non-compete agreements	2,435	(812)	1,623	3.0
Land-use rights	1,144	(18)	1,126	47.8
Total	$26,449	$(2,623)	$23,826	15.6

Amortization expense recognized during the fiscal years ended October 2, 2010 and October 3, 2009 was $3.0 million and $2.4 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)

2011	$3,383
2012	$3,182
2013	$3,182
2014	$3,181
2015	$3,168

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

5. Business Segment Information:

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into two reportable segments, “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, aerospace, and infrastructure markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

In evaluating each segment's performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008, were as follows:

	2010	2009	2008
	(expressed in thousands)
Revenue
Test	$296,230	$342,595	$364,068
Sensors	77,823	66,286	96,447
Total Revenue	$374,053	$408,881	$460,515

Income from Operations
Test	$11,204	$17,494	$41,108
Sensors	17,141	7,100	20,653
Total Income from Operations	$28,345	$24,594	$61,761

Assets
Test	$261,109	$289,700	$301,346
Sensors	85,296	97,214	97,431
Discontinued Operations	-	-	380
Total Assets	$346,405	$386,914	$399,157

Other Segment Data
Test:
Goodwill	$13,817	$13,538	$-
Capital expenditures	8,702	8,134	7,643
Depreciation and amortization	$10,686	$10,090	$7,317
Sensors:
Goodwill	$1,612	$1,668	$1,668
Capital expenditures	2,512	1,623	2,109
Depreciation and amortization	$2,065	$2,042	$1,890

Geographic information was as follows:
	2010	2009	2008
	(expressed in thousands)
Revenue
United States	$109,638	$123,336	$147,766
Europe, excluding Germany	71,155	95,368	92,995
China	77,600	61,209	35,325
Japan	27,540	47,500	48,802
Germany	41,710	33,341	58,962
Asia, excluding Japan & China	33,673	29,439	55,396
Other	12,737	18,688	21,269
Total Revenue	$374,053	$408,881	$460,515

Property and Equipment, Net
United States	$36,216	$34,613	$35,842
Germany	10,748	12,092	11,860
China	6,915	7,043	-
Asia, excluding China	2,028	1,794	2,255
Europe, excluding Germany	537	576	577
Total Property and Equipment, Net	$56,444	$56,118	$50,534

Revenue by geographic area is presented based on customer location. No countries other than the United States, China, Japan and Germany had revenue in excess of 10% of the Company's total revenue during any of the periods presented. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented.

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

	October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$126	$-	$126
Total assets	$-	$126	$-	$126

Liabilities:
Currency contracts(1)	$-	$1,570	$-	$1,570
Interest rate swaps(2)		1,406	-	1,406
Total liabilities	$-	$2,976	$-	$2,976

	October 3, 2009
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$234	$-	$234
Total assets	$-	$234	$-	$234

Liabilities:
Currency contracts(1)	$-	$1,199	$-	$1,199
Interest rate swaps(2)		1,894	-	1,894
Total liabilities	$-	$3,093	$-	$3,093

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Periodically, these nonfinancial assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these nonfinancial assets were to become impaired, the Company would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements of the reporting units associated with the Company’s goodwill balances are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with the Company’s intangible assets and other long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.

Financial Instruments not Measured at Fair Value
Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

7. Financing:

Short-term borrowings at October 2, 2010 and October 3, 2009 consist of the following:

	2010	2009
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 63 basis points (0.94% rate in effect at October 2, 2010), maturing October 2010, with optional month-to-month term renewal and loan repricing until December 2012	$40,000	$40,000
Notes payable, non-interest bearing	229	182
Total Short-Term Borrowings	$40,229	$40,182

The Company’s unsecured credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At October 2, 2010 and October 3, 2009, outstanding borrowings under the credit facility were $40.0 million. At October 2, 2010, the Company had outstanding letters of credit drawn from the credit facility totaling $12.5 million, leaving approximately $22.5 million of unused borrowing capacity.

The weighted average interest rate on outstanding borrowings under the Credit Facility during the fiscal years ended October 2, 2010 and October 3, 2009 was 0.80% and 1.32%, respectively. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. Subsequent to October 2, 2010, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. The Company intends to continue to renew each of the outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. See Note 1 to the Consolidated Financial Statements for additional information on the interest rate swaps.

At the Company’s election, future borrowings under the Credit Facility can be structured to bear interest at either an alternate base rate (“ABR”) or an adjusted LIBOR plus an applicable margin. The ABR is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. At October 2, 2010, the prime rate of 3.25% was the applicable ABR. The adjusted LIBOR is generally determined based on the multiple of the applicable LIBOR and a statutory reserve factor, considering the projected period of use of the loan proceeds. The applicable margin applied to adjusted LIBOR on borrowings varies based on the Company’s leverage ratio. At October 2, 2010, the spread of the adjusted LIBOR plus the applicable margin ranged from 0.88% to 1.09%. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.09% and 0.18%, based on the Company’s leverage ratio. During each the fiscal years ended October 2, 2010 and October 3, 2009, commitment fees incurred on the Credit Facility were less than $0.1 million.

Notes payable at October 2, 2010 and October 3, 2009 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

The Company is subject to financial covenants, among other restrictions, under the Credit Facility, including, among other covenants, the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 2, 2010 and October 3, 2009, the Company was in compliance with these financial covenants.

At October 2, 2010, the Company had outstanding letters of credit and guarantees totaling $41.1 million and $1.4 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment.

8. Income Taxes:

The components of income before income taxes for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 were as follows:

	2010	2009	2008
	(expressed in thousands)
Income before income taxes and discontinued operations:
Domestic	$10,659	$15,965	$29,745
Foreign	16,553	7,938	35,715
Total	$27,212	$23,903	$65,460

The provision for income taxes from continuing operations for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 was as follows:

	2010	2009	2008
	(expressed in thousands)
Current provision (benefit):
Federal	$357	$(601)	$9,016
State	65	5	1,080
Foreign	6,046	7,435	11,943
Deferred	2,168	(330)	(3,689)
Total provision	$8,636	$6,509	$18,350

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 is as follows:

	2010	2009	2008

United States federal statutory income tax rate	35%	35%	35%
Foreign provision (less than) greater than U.S. tax rate	(1)	1	(1)
Settlement of audits, favorable resolution of accrued tax matters	(2)	-	(2)
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(1)	(13)	-
Domestic production activities deduction	-	(1)	(1)
Foreign tax credits	(3)	-	(5)
Valuation allowances against deferred tax assets	-	1	-
Nondeductible stock option expense and other permanent items	3	3	1
Effective income tax rate	32%	27%	28%

A summary of the deferred tax assets and liabilities for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 is as follows:

	2010	2009	2008
	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$8,509	$9,212	$7,887
Inventory reserves	3,246	3,621	1,679
Allowance for doubtful accounts	175	132	163
Intangible and other assets	4,473	3,100	3,323
Net operating loss carryovers	2,080	2,093	2,555
Unrealized derivative instrument losses	634	804	82
Capital loss carryovers	-	-	-
Research and development and foreign tax credits	2,050	1,187	2,713
Total deferred tax asset before valuation allowance	21,167	20,149	18,402
Less valuation allowance	(986)	(987)	(809)
Total Deferred Tax Asset	$20,181	$19,162	$17,593

Deferred Tax Liability:
Property and equipment	$10,026	$7,485	$4,193
Intangible Assets	-	-	40
Foreign deferred revenue and other	2,757	2,133	4,300
Total Deferred Tax Liability	$12,783	$9,618	$8,533
Net Deferred Tax Asset	$7,398	$9,544	$9,060

As of October 2, 2010, the Company’s German, French, Italian, and Swedish subsidiaries had net operating loss carryovers of $2.5 million $1.8 million, $1.6 million and $0.7 million, respectively. These net operating loss carryovers will not expire under local tax law, except for Italy which has a five year limitation.  The Company determined that the benefit of the German and Swedish subsidiaries net operating loss carryover of $2.5 million and $0.7 million, respectively are not likely to be realized. Accordingly, as of October 2, 2010, the Company had a full valuation allowance against each of the German and Swedish subsidiaries’ deferred tax assets in the amount of $0.8 million, and $0.2 million, respectively.

During fiscal year 2010, the Company repatriated $51.0 million of historic earnings from its German, Japanese, Korean and Canadian subsidiaries, a portion of which constituted previously taxed income. The Company recorded a $0.3 million tax benefit during fiscal year 2010 related to these repatriations. Also during fiscal year 2010, the Company was only allowed to recognize research and development credits on applicable spending during the first quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2009.

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

According to ASC 740-30, the Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At October 2, 2010, undistributed earnings were approximately $68 million. It is impractical for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when the Company determines that such earnings are no longer indefinitely reinvested.

In the fiscal years ended October 2, 2010, October 3, 2009, September 27, 2008, the Company recognized tax (shortfalls)/benefits of ($1.2) million, ($0.5) million, and $1.3 million, respectively, related to the Company's equity compensation plans. These (shortfalls)/benefits were directly allocated to Shareholders' Investment on the Consolidated Balance Sheet. Additionally, the deferred tax asset or liability related to the Company’s unrealized gain or loss associated with derivative instruments was directly allocated to Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment. The deferred tax asset associated with the defined benefit pension plan of one of the Company’s German subsidiaries was also directly allocated to Accumulated Other Comprehensive Income (Loss) within Shareholders’ Investment.

A summary of changes in the Company’s liability for unrecognized tax benefits for the fiscal years ended October 2, 2010 and October 3, 2009 is as follows:

	2010	2009
	(expressed in thousands)
Beginning balance	$3,591	$4,009
Increase (decrease) due to tax positions related to the current year	1,274	(151)
Decrease due to lapse of statute of limitations	(657)	(267)
Exchange rate change	(27)	-
Ending balance	$4,181	$3,591

Included in the balance of unrecognized tax benefits at October 2, 2010 are potential benefits of $1.3 million that, if recognized, would favorably impact the effective tax rate on continuing operations.

At October 2, 2010 and October 3, 2009, the Company had accrued interest related to uncertain income tax positions of approximately $0.5 million and $0.7 million, respectively. At October 2, 2010 and October 3, 2009, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2007 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2006. The Company’s Japanese and French tax returns have been examined by the tax authorities through fiscal year 2006. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2005. As of October 2, 2010, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company’s domestic entity and certain of its foreign subsidiaries are expected to receive income tax refunds within the next twelve months. As a result, the Company has recognized a current income tax receivable of $7.7 million at October 2, 2010, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet.

9. Employee Benefit Plans:

Retirement Savings Plan
The Company offers a contributory retirement savings plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement savings plan allows eligible U.S. employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $1.9 million, $2.2 million, and $2.2 million in fiscal years 2010, 2009, and 2008, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible U.S. employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company's fiscal year contributions under the plan totaled $2.4 million, $2.6 million, and $2.7 million in fiscal years 2010, 2009, and 2008, respectively.

Defined Benefit Pension Plan
One of the Company's German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee's years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plan. The Company uses a September 30 measurement date for this defined benefit retirement plan.

During the fiscal year ended October 2, 2010, the Company adopted the disclosure provisions of FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” as codified by ASC 715-20-50. This standard requires additional disclosures regarding defined benefit pension plan assets, including categorization of plan assets within a three level fair value hierarchy as described in Note 6 to the Consolidated Financial Statements.

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

The pretax amount recognized in Accumulated Other Comprehensive Income as of October 2, 2010 and October 3, 2009 consists of the following:

	2010	2009
	(expressed in thousands)
Actuarial net loss	$3,337	$1,750

The portion of the pretax amount in Accumulated Other Comprehensive Income at October 3, 2009 that was recognized during the fiscal year ended October 2, 2010 was less than $0.1 million. The portion of the pretax amount in Accumulated Other Comprehensive Income at October 2, 2010 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is $0.1 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended October 2, 2010 and October 3, 2009:

	2010	2009
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$15,593	$13,020
Service cost	349	400
Interest cost	784	764
Actuarial loss	1,331	1,283
Exchange rate change	(829)	167
Benefits paid	(343)	(303)
Special termination benefits	-	262
Projected benefit obligation, end of year	$16,885	$15,593

Change in plan assets:
Fair value of plan assets, beginning of year	$13,676	$12,775
Actual return on plan assets	444	695
Employer contributions	343	488
Exchange rate change	(786)	21
Benefits paid	(343)	(303)
Fair value of plan assets, end of year	$13,334	$13,676

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at October 2, 2010 and October 3, 2009:

	2010	2009
	(expressed in thousands)
Funded status:
Funded status, end of year	$(3,551)	$(1,917)
Accumulated other comprehensive loss	3,337	1,750
Net amount recognized	$(214)	$(167)

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(471)	$-
Pension benefit plan	(3,080)	(1,917)
Deferred income taxes	1,007	528
Accumulated other comprehensive income, net of tax	2,330	1,222
Net amount recognized	$(214)	$(167)

The weighted average assumptions used to determine the defined benefit retirement plan obligation at October 2, 2010 and October 3, 2009, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2010	2009
Discount rate	4.7%	5.5%
Expected rate of return on plan assets	5.2%	5.9%
Expected rate of increase in future compensation levels	2.7%	3.0%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

The expected rate of return on plan assets represents the weighted average of the expected returns on individual asset categories in the portfolio. The Company uses investment services to assist with determining the overall expected rate of return on pension plan assets. Factors considered in the determination include historical long-term investment performance and estimates of future long-term returns by asset class.

The overall objective of the Company’s investment policy and strategy for the defined benefit retirement plan is to maintain sufficient liquidity to pay benefits and minimize the volatility of returns while earning the highest possible rate of return over time to satisfy the benefit obligations. The plan fiduciaries assist the Company with setting the long-term strategic investment objectives for the defined benefit retirement plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are reviewed periodically.

Plan assets are currently invested in a single mutual fund, the underlying assets of which are allocated to fixed income, equity, cash and cash equivalents, and other investment categories (see table below). Any decisions to change the asset allocation are made by the plan fiduciaries. However, investment into equity securities is limited to a maximum of 40% of total plan assets while investment into fixed income securities is not limited.

The actual defined benefit retirement plan asset allocations within the balanced mutual fund at October 2, 2010 and October 3, 2009 are as follows:

	Percentage of Plan Assets
	2010	2009
Fixed income securities(1)	76.5%	71.0%
Equity securities(2)	17.5%	19.3%
Cash and cash equivalents	1.8%	2.3%
Other(3)	4.2%	7.4%
	100.0%	100.0%

(1)	Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.
(2)	Equity securities consist of an international mutual fund that invests solely in international stocks that are actively traded on international exchanges.
(3)	Other asset holdings are comprised primarily of international bond futures and a derivatives-based mutual fund that invests in various assets.

As of October 2, 2010, the defined benefit retirement plan assets subject to fair value measurements are as follows:

	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$13,334	$-	$13,334

(1)
The fair value of the mutual fund is generally valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.

Net periodic benefit cost for the Company’s defined benefit retirement plan for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 included the following components:

	2010	2009	2008
	(expressed in thousands)
Service cost	$349	$400	$551
Interest cost	784	764	740
Expected return on plan assets	(748)	(702)	(44)
Net amortization and deferral	16	14	35
Special termination benefits	-	262	-
Net periodic benefit cost	$401	$738	$1,282

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of October 2, 2010 and October 3, 2009 was $15.6 million and $14.4 million, respectively.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Future Benefit payments:
Pension
Fiscal Year	Benefits
(expressed in thousands)
2011	$471
2012	588
2013	654
2014	708
2015	758
2016 through 2020	4,676
$7,855

Other Retirement Plans
Certain of the Company’s international subsidiaries have non-contributory, unfunded postretirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these postretirement plans provide benefits that accumulate based on years of service and compensation levels. As of October 2, 2010 and October 3, 2009, the aggregate liabilities associated with these postretirement benefit plans was $3.0 million and $2.5 million, respectively.

10. Severance Costs:

The Company initiated workforce reduction actions during each of the fiscal years ended October 2, 2010 and October 3, 2009, in order to align the Company’s operating cost structure with changing market conditions. As a result of these actions, the Company incurred severance and benefit costs totaling $1.6 million and $12.1 million during the fiscal years ended October 2, 2010 and October 3, 2009, respectively. Severance and benefit costs recognized during the fiscal year ended October 2, 2010 were associated entirely with the Test segment. For the fiscal year ended October 3, 2009, $10.9 million and $1.2 million of severance and benefits costs were reported in the Test and Sensors segments, respectively. At October 3, 2010, the remaining severance liability was $4.6 million, of which $2.6 million will be paid over the next twelve months.

The following table summarizes the severance charges included in the Company’s Consolidated Statement of Income for the fiscal years ended October 2, 2010 and October 3, 2009:

	2010	2009
	(expressed in thousands)
Cost of sales	$1,391	$6,770
Selling and marketing	100	3,989
General and administrative	133	1,171
Research and development	-	155
Total severance costs	$1,624	$12,085

11. Commitments and Contingencies:

Litigation: During the fiscal year ended October 2, 2010, the Company settled a legal claim for patent infringement of $7.5 million. Of the total settlement amount, $6.3 million and $1.2 million was expensed during the fiscal years ended October 2, 2010 and October 3, 2009, respectively.

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of October 2, 2010 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Leases: Total lease expense associated with continuing operations was $5.3 million, $5.9 million, and $5.4 million for fiscal years 2010, 2009, and 2008, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in thousands)
2011	$4,563
2012	3,224
2013	1,941
2014	855
2015	636
Thereafter	1,846
$13,065

12. Related Party Transactions:

During the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.5 million, $1.1 million and $1.6 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to a member of management of the Company. At October 2, 2010 and October 3, 2009, net outstanding payments due to Mark-Tronik by MTS Sensors were $0.1 million and less than $0.1 million, respectively.

During the fiscal year ended October 2, 2010 and October 3, 2009 the Company purchased legal services from Gray Plant Mooty Mooty and Bennett, P.A. (“GPM”) aggregating to approximately $0.3 million and $0.2 million, respectively. A shareholder of GPM is a related party to a member of management of the Company. At October 2, 2010 and October 3, 2009, net outstanding payments due to GPM by the Company were less than $0.1 million.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL YEARS ENDED OCTOBER 2, 2010, OCTOBER 3, 2009,
AND SEPTEMBER 27, 2008

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written-Off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2010	$1,410	$159	$(211)	$1,358

2009	1,008	755	(353)	1,410

2008	1,518	(111)	(399)	1,008