Form 10-Q
period 2011-01-01
MTS SYSTEMS CORP
filed 2011-02-03
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 1, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

☐ Yes                        ☒ No

The number of shares outstanding of the Registrant’s common stock as of February 1, 2011 was 15,339,542 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 1, 2011

Index

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	January 1,	October 2,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$80,281	$76,611
Accounts receivable, net of allowances for doubtful accounts of $1,342 and $1,358 respectively	62,908	66,369
Unbilled accounts receivable	26,562	26,389
Inventories	55,329	51,792
Prepaid expenses and other current assets	10,357	10,799
Deferred income taxes	12,635	12,742
Total current assets	248,072	244,702

Property and equipment, net	55,881	56,444
Goodwill	15,550	15,429
Other intangible assets, net	24,811	24,753
Other assets	3,347	3,368
Deferred income taxes	1,675	1,709
Total Assets	$349,336	$346,405

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,243	$40,229
Accounts payable	20,302	21,818
Accrued payroll and related costs	25,688	32,725
Advance payments from customers	42,729	44,000
Accrued warranty costs	6,735	7,505
Accrued income taxes	2,015	2,642
Deferred income taxes	1,631	996
Other accrued liabilities	14,211	11,925
Total current liabilities	153,554	161,840

Deferred income taxes	5,987	6,057
Non-current accrued income taxes	4,604	4,181
Pension benefit plan	3,548	3,080
Other long-term liabilities	4,944	5,141
Total Liabilities	172,637	180,299

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 15,304 and 15,264 shares issued and outstanding, respectively	3,826	3,816
Retained earnings	159,588	147,609
Accumulated other comprehensive income	13,285	14,681
Total Shareholders' Investment	176,699	166,106
Total Liabilities and Shareholders' Investment	$349,336	$346,405

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended
	January 1,	January 2,
	2011	2010

Revenue:
Product	$89,901	$74,785
Service	15,975	14,175
Total revenue	105,876	88,960
Cost of sales:
Product	50,899	46,827
Service	8,305	6,951
Total cost of sales	59,204	53,778
Gross profit	46,672	35,182

Operating expenses:
Selling and marketing	16,579	15,986
General and administrative	8,491	9,398
Research and development	3,128	3,370
Total operating expenses	28,198	28,754

Income from operations	18,474	6,428

Interest expense	(470)	(471)
Interest income	43	63
Other income (expense), net	57	(319)

Income before income taxes	18,104	5,701
Provision for income taxes	4,815	1,864
Net income	$13,289	$3,837

Earnings per share:
Basic-
Earnings per share	$0.87	$0.23
Weighted average number of common shares outstanding - basic	15,305	16,579

Diluted-
Earnings per share	$0.86	$0.23
Weighted average number of common shares outstanding - diluted	15,526	16,617

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Fiscal Months Ended
	January 1,	January 2,
	2011	2010

Cash flows from operating activities:
Net income	$13,289	$3,837
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	693	610
Net periodic pension benefit cost	176	109
Depreciation and amortization	3,155	3,259
Deferred income taxes	726	284
Bad debt provision	295	(318)

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	2,333	(8,707)
Inventories	(3,569)	(839)
Prepaid expenses	(867)	(1,223)
Other assets	1,147	1
Accounts payable	(1,517)	(496)
Accrued payroll and related costs	(7,465)	189
Advance payments from customers	(1,614)	4,216
Accrued warranty costs	(696)	277
Other	(315)	486
Net cash provided by operating activities	5,771	1,685

Cash flows from investing activities:
Purchases of property and equipment	(2,250)	(1,782)

Cash flows from financing activities:
Net receipts (repayments) under short-term borrowings	9	(40)
Cash dividends	(80)	(2,484)
Proceeds from exercise of stock options and employee stock purchase plan	1,123	343
Payments to purchase and retire common stock	-	(1,433)
Net cash provided by (used in) financing activities	1,052	(3,614)

Effect of exchange rate on changes in cash	(903)	(1,493)

Net increase (decrease) in cash and cash equivalents	3,670	(5,204)

Cash and cash equivalents, at beginning of period	76,611	118,885
Cash and cash equivalents, at end of period	$80,281	$113,681

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$399	$389
Income taxes	$3,176	$1,964

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2010 filed with the SEC. Interim results of operations for the three-month period ended January 1, 2011 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition.  The Company recognizes revenue on a sales arrangement when it is realized or realizable and earned, which occurs when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery and title transfer has occurred or services have been rendered; the sales price is fixed and determinable; collectibility is reasonably assured; and all significant obligations to the customer have been fulfilled.

Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocols may contain multiple elements for revenue recognition purposes. The Company considers each deliverable that provides value to the customer on a standalone basis a separable element. Separable elements in these arrangements may include the design and manufacture of hardware and essential software, installation services, training and/or post contract software maintenance and support. The Company initially allocates consideration to each separable element using the relative selling price method. Selling prices are determined by the Company based on either vendor-specific objective evidence (“VSOE”) (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, the Company’s best estimate of the selling price. Factors considered by the Company in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by the Company to provide the deliverable, as well as the Company’s historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training are not considered separable. Accordingly, revenue for the entire arrangement is recognized upon the completion of installation, training and fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware and essential software, installation services, training and support. Long-term contractual arrangements involving essential software typically include significant production, modification, and customization. For long-term arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method, based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of the percentage of completion method (e.g. training and post contract software maintenance and support) are recognized as the service is provided in amounts determined based on VSOE.

Index

Under the terms of the Company’s long-term contracts, revenue recognized using the percentage-of-completion method may not, in certain circumstances, be invoiced until completion of contractual milestones, upon shipment of the equipment, or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as Unbilled Accounts Receivable.

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over a defined contractual period for service maintenance contracts. Revenue from post contract software maintenance and support services is recognized ratably over the defined contractual period of the maintenance agreement.

The Company’s sales arrangements typically do not include specific performance-, cancellation-, termination-, or refund-type provisions. In the event a customer cancels a contractual arrangement, the Company would typically be entitled to receive reimbursement from the customer for actual costs incurred under the arrangement plus a reasonable margin.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at January 1, 2011 and October 2, 2010 were as follows:

	January 1, 2011	October 2, 2010
	(expressed in thousands)
Customer projects in various stages of completion	$16,913	$16,126
Components, assemblies and parts	38,416	35,666
Total	$55,329	$51,792

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for both of the three-month periods ended January 1, 2011 and January 2, 2010 was $0.4 million. See Note 3 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

Index

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

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three-month periods ended January 1, 2011 and January 2, 2010 were as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010
	(expressed in thousands)
Beginning balance	$7,505	$9,774
Warranty provisions	513	2,277
Warranty claims	(1,448)	(1,999)
Adjustments to preexisting warranties	239	-
Currency translation	(74)	(51)
Ending balance	$6,735	$10,001

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

2. Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-14 during the three-month period ended January 1, 2011 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-14 upon adoption.

Index

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 were effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-13 during the three-month period ended January 1, 2011 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-13 upon adoption.

3. Capital Assets

Property and Equipment
Property and equipment at January 1, 2011 and October 2, 2010 consist of the following:

	January 1,	October 2,
	2011	2010
	(expressed in thousands)
Land and improvements	$1,712	$1,714
Buildings and improvements	52,161	52,535
Machinery and equipment	105,371	104,405
Total	159,244	158,654
Less accumulated depreciation	(103,363)	(102,210)
Property and equipment, net	$55,881	$56,444

Goodwill
The changes to the carrying amount of goodwill for the three-month period ended January 1, 2011 were as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010
	(expressed in thousands)

Beginning balance	$15,429	$15,206
Currency translation	121	(32)
Ending balance	$15,550	$15,174

At January 1, 2011, $14.0 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. At January 2, 2010, $13.5 million and $1.7 million of goodwill was associated with the Test and Sensors segments, respectively.

Index

Other Intangible Assets
Other intangible assets at January 1, 2011 and October 2, 2010 consist of the following:

	January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$12,344	$(2,439)	$9,905	6.0
Patents	9,587	(1,533)	8,054	15.3
Trademarks and trade names	5,748	(655)	5,093	30.2
Non-compete agreements	2,512	(1,884)	628	3.0
Land-use rights	1,180	(49)	1,131	47.8
Total	$31,371	$(6,560)	$24,811	14.5

	October 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$11,640	$(2,062)	$9,578	6.0
Patents	9,484	(1,347)	$8,137	15.3
Trademarks and trade names	5,689	(603)	$5,086	30.2
Non-compete agreements	2,485	(1,657)	$828	3.0
Land-use rights	1,167	(43)	$1,124	47.8
Total	$30,465	$(5,712)	$24,753	14.7

Amortization expense recognized during both the three-month periods ended January 1, 2011 and January 2, 2010 was $0.8 million.

4. Stock Purchases

During the fourth quarter of fiscal year 2010, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. This forward contract is indexed to, and potentially settled in, the Company’s common stock. This forward contract meets the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $25.0 million payment to the investment bank and immediately received approximately 0.9 million shares of its common stock. Effective as of the date of the initial stock purchase, the transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The contract continued to meet those requirements as of January 1, 2011 and the Company expects it will continue to meet those requirements through the settlement date. The agreement expires in the third quarter of fiscal year 2011, however the investment bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock and retained earnings to reflect the final settlement amount.

The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount, unless such discounted VWAP were to fall below a specified floor price, in which case the floor price would be in effect. Because the floor price exceeds the initial share purchase price in effect at the inception of the agreement, the Company will, at a minimum, be required to deliver, at its option, either approximately 126,000 additional shares of its common stock or $4.0 million to the investment bank in order to settle this loss position. The maximum amount of shares of common stock the Company can be required to issue to settle a loss position cannot exceed 2.7 million. At January 1, 2011, the Company’s VWAP exceeded the floor price. As a result, if the accelerated share purchase agreement had been settled on that date, the Company would have been required to deliver to the investment bank either approximately 148,000 shares of its common stock or $4.9 million. For every $1.00 increase in the Company’s VWAP, the settlement amount changes by approximately 30,000 shares of the Company’s common stock or $0.9 million.

Index

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.8 million and 1.2 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month periods ended January 1, 2011 and January 2, 2010, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010
	(expressed in thousands, except per share data)

Net income	$13,289	$3,837

Weighted average common shares outstanding	15,305	16,579
Dilutive potential common shares	221	38
Total diluted weighted shares outstanding	15,526	16,617

Earnings per share:
Basic	$0.87	$0.23
Diluted	$0.86	$0.23

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the three-month periods ended January 1, 2011 and January 2, 2010 was as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010
	(expressed in thousands)
Revenue by Segment:
Test	$82,542	$71,873
Sensors	23,334	17,087
Total revenue	$105,876	$88,960
Income from Operations by Segment:
Test	$12,753	$3,237
Sensors	5,721	3,191
Total income from operations	$18,474	$6,428

Index

7. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts and interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of January 1, 2011, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s foreign exchange cash flow hedges and interest rate swaps are designated and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities were reported in the January 1, 2011 and October 2, 2010 Consolidated Balance Sheet as follows:

	January 1, 2011
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$93	$580
Interest rate swaps	-	1,101
Total designated hedge derivatives	93	1,681

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	56
Total hedge and other derivatives	$93	$1,737

	October 2, 2010
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$126	$547
Interest rate swaps	-	1,406
Total designated hedge derivatives	126	1,953

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	1,023
Total hedge and other derivatives	$126	$2,976

Index

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

At January 1, 2011 and January 2, 2010, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $28.2 million and $10.5 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $24.0 million and $10.4 million at January 1, 2011 and January 2, 2010, respectively. At January 1, 2011 the net market value of the foreign currency exchange contracts was a net liability of $0.5 million, consisting of $0.6 million in liabilities and $0.1 million in offsetting assets. At January 2, 2010 the net market value of the foreign currency exchange contracts was a net asset of less than $0.1 million, consisting of $0.1 million in assets and less than $0.1 million in offsetting liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three-month periods ended January 1, 2011 and January 2, 2010, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended
	January, 1	January, 2
	2011	2010
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(384)	$(519)
Net loss reclassified into Revenue (effective portion)	159	354
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	7	-
Net (loss) gain recognized in OCI (effective portion)	(51)	173
Ending unrealized net (loss) gain in AOCI	$(269)	$8

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three-month periods ended January 1, 2011 and January 2, 2010. At January 1, 2011 and January 2, 2010, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.4 million and a net gain of less than $0.1 million, respectively. The maximum remaining maturity of any forward or optional contract at January 1, 2011 and January 2, 2010 was 3.6 years and 0.8 years, respectively.

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

At January 1, 2011 and January 2, 2010, the Company had outstanding interest rate swaps with total notional amounts of $24.0 million and $40.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At January 1, 2011 and January 2, 2010, the weighted-average fixed interest rate payable by the Company under the terms of the interest rate swap arrangements was 3.94% and 3.31%, respectively. Because there is a 45 basis-point differential between the variable-rate interest paid by the Company on its outstanding credit facility borrowings and the variable-rate interest received on the interest rate swaps, the overall effective interest rate applicable to outstanding credit facility borrowings at January 1, 2011 and January 2, 2010, covered under both the terms of the credit facility borrowings as well as the corresponding interest rate swap agreements, was 4.39% and 3.76%, respectively. The total market value of the interest rate swaps at January 1, 2011 and January 2, 2010 was a liability of $1.1 million and $1.6 million, respectively.

Index

The pretax amounts recognized in AOCI on interest rate swaps for the three-month periods ended January 1, 2011 and January 2, 2010 are as follows:

	Three Months Ended
	January, 1	January, 2
	2011	2010
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,406)	$(1,894)
Net loss reclassified into Interest expense (effective portion)	297	311
Net gain (loss) recognized in OCI (effective portion)	8	(63)
Ending unrealized net loss in AOCI	$(1,101)	$(1,646)

Foreign Exchange Balance Sheet Derivatives
The Company also uses foreign exchange derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

At January 1, 2011 and January 2, 2010, the Company had outstanding balance sheet foreign exchange balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $39.0 million and $30.6 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at January 1, 2011 and January 2, 2010 was less than $0.1 million and $4.8 million, respectively. At January 1, 2011, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of less than $0.1 million. At January 2, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.5 million, consisting of $0.6 million in liabilities and $0.1 million in offsetting assets.

The net gains (losses) recognized in the Consolidated Statements of Income on balance sheet currency exchange derivative contracts for the three-month periods ended January 1, 2011 and January 2, 2010 are as follows:

	Three Months Ended
	January, 1	January, 2
	2011	2010
	(expressed in thousands)
Net gain recognized in Other income (expense), net	$129	$97

8. Fair Value Measurements

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

Index

Level 3: Inputs are unobservable and reflect the Company’s own assumptions used to measure assets and liabilities at fair value.

The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis
As of January 1, 2011 and October 2, 2010, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$93	$-	$93
Total assets	$-	$93	$-	$93

Liabilities:
Currency contracts(1)	$-	$636	$-	$636
Interest rate swaps(2)		1,101	-	1,101
Total liabilities	$-	$1,737	$-	$1,737

	October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$126	$-	$126
Total assets	$-	$126	$-	$126

Liabilities:
Currency contracts(1)	$-	$1,570	$-	$1,570
Interest rate swaps(2)		1,406	-	1,406
Total liabilities	$-	$2,976	$-	$2,976

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Index

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

Comprehensive Income for the periods ended January 1, 2011 and January 2, 2010 was as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010
	(expressed in thousands)

Net income	$13,289	$3,837
Change in cumulative translation adjustment	(1,331)	(2,200)
Pension benefit plan adjustments	(326)	57
Change in unrealized loss on derivative instruments	261	484
Comprehensive income	$11,893	$2,178

10. Financing

Short-term borrowings at January 1, 2011 and October 2, 2010 consist of the following:

	January 1,	October 2,
	2011	2010
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.76% rate in effect at January 1, 2011), maturing January 2011, with optional month-to-month term renewal and loan repricing until 2012	$40,000	$40,000

Notes payable, non-interest bearing	243	229

Total short-term borrowings	$40,243	$40,229

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At January 1, 2011 and October 2, 2010, outstanding borrowings under the credit facility were $40.0 million. At January 1, 2011, the Company had outstanding letters of credit drawn from the credit facility totaling $13.1 million, leaving approximately $21.9 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on certain of its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. At January 1, 2011 and October 2, 2010, the Company had outstanding interest rate swaps with total notional amounts of $24.0 and $40.0 million, respectively. The Company intends to renew each of the applicable outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. Subsequent to January 1, 2011, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

11. Income Taxes

As of January 1, 2011, the Company’s liability for unrecognized tax benefits was $4.6 million, of which $1.7 million would favorably affect the Company’s effective tax rate if recognized.  At October 2, 2010, the Company’s liability for unrecognized tax benefits was $4.2 million, of which $1.3 million would favorably affect the Company’s effective tax rate if recognized. As of January 1, 2011, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Index

Legislation was enacted in December of fiscal year 2011 that extended United States research and development credits, with an effective date that is retroactive to January 1, 2010. As a result of this legislation, the Company recognized a tax benefit of approximately $1.0 million during the three-month period ended January 1, 2011.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the periods ended January 1, 2011 and January 2, 2010 included the following components:

	Three Months Ended
	January 1,	January 2,
	2011	2010
	(expressed in thousands)

Service cost	$117	$95
Interest cost	194	213
Expected return on plan assets	(172)	(203)
Net amortization and deferral	37	4
Net periodic benefit cost	$176	$109

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three-month periods ended January 1, 2011 and January 2, 2010 was 5.2% and 5.9%, respectively.

13. Subsequent Events

In January 2011, the Company was informed that the United States Department of Commerce and the United States Attorney’s Office for the District of Minnesota were investigating whether the Company had accurately certified to a certain Federal Acquisition Regulation (FAR) since March 2008. The Company received an administrative subpoena from the United States Department of Commerce requesting, among other items, that all documents related to the certification made on the government’s Online Representations and Certifications Application (ORCA) web site be preserved, retained and produced. We are cooperating with the government’s investigation.  At this point, the outcome or range of loss, if any, to resolve this matter cannot be determined.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010. Such important factors include:

•	The Company’s business is significantly international in scope, which poses multiple unique risks
•	Volatility in the global economy could adversely affect results
•	The Company’s business is subject to strong competition
•	The Company may not achieve its growth plans for the expansion of the business
•	The Company may experience difficulties obtaining the services of skilled employees
•	The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
•	The business could be adversely affected by product liability and commercial litigation
•	The Company may experience difficulty obtaining materials or components for its products
•	Government regulation could impose significant costs and other constraints
•	The sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
•	The Company’s customers are in cyclical industries
•	Interest rate fluctuations could adversely affect results
•	The Company may be required to recognize impairment charges for long-lived assets

The performance of the Company’s business and its securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2011.

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

Index

Summary of Financial Results

Three Months Ended January 1, 2011 (“First Quarter of Fiscal 2011”) Compared to Three Months Ended January 2, 2010 (“First Quarter of Fiscal 2010”)

Highlights for the First Quarter of Fiscal 2011 compared to the First Quarter of Fiscal 2010 include:

•
Orders increased 29.6% to $139.6 million, compared to $107.7 million for the First Quarter of Fiscal 2010. This increase is comprised of 28.5% worldwide growth in the Test segment and 35.4% worldwide growth in the Sensors segment, partially offset by an estimated 2% unfavorable impact of currency translation. Orders in the quarter included two large (in excess of $5.0 million) Test segment orders totaling approximately $29 million, an increase of $9 million compared to large Test segment order bookings in the First Quarter of Fiscal 2010.

•	Backlog of undelivered orders was $246.6 million, an increase of 33.8% compared to $184.3 million at the end of the First Quarter of Fiscal 2010.

•
Revenue increased 19.0% to $105.9 million, compared to $89.0 million for the First Quarter of Fiscal 2010. This increase was comprised of 14.9% growth in the Test Segment, resulting primarily from a 26.7% higher beginning backlog, and 36.3% growth in Sensors due to increased order volume in the quarter. In addition, currency translation unfavorably impacted revenue by an estimated 1%.

•
Income from operations was $18.5 million, compared to $6.4 million for the First Quarter of Fiscal 2010. This increase was primarily driven by higher gross profit from increased volume, favorable product mix, and lower warranty expense.

•
The effective tax rate for the First Quarter of Fiscal 2011 was 26.6%, a decrease of 6.1 percentage points compared to a tax rate of 32.7% for the First Quarter of Fiscal 2010. This decrease was primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2011 that extended the United States research and development credits, with an effective date that is retroactive to January 1, 2010. The enactment of the research and development credits provided an additional tax benefit of $1.0 million.

•
Earnings per diluted share for the First Quarter of Fiscal 2011 increased $0.63 to $0.86, compared to $0.23 for the First Quarter of Fiscal 2010. A lower tax rate, as well as reduced shares outstanding in the First Quarter of Fiscal 2011 favorably impacted earnings per diluted share by $0.07 and $0.06, respectively.

Detailed Financial Results

Total Company

Orders and Backlog

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended January 1, 2011	Estimated		Three Months Ended January 2, 2010
		Business Change	Currency Translation

Orders	$139.6	$34.2	$(2.3)	$107.7

Orders totaled $139.6 million, an increase of $31.9 million, or 29.6%, compared to orders of $107.7 million for the First Quarter of Fiscal 2010. This increase was primarily due to higher order volume across all geographies in both segments, including the previously mentioned $9 million increase in large Test segment orders, partially offset by an estimated $2.3 million unfavorable impact of currency translation.

Index

Backlog of undelivered orders at the end of the quarter was $246.6 million, an increase of 33.8% from backlog of $184.3 million at the end of the First Quarter of Fiscal 2010. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

Results of Operations

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 statements of operations (in millions, except per share data):

	Three Months Ended
	January 1,	January 2,
	2011	2010	Variance	% Variance

Revenue	$105.9	$89.0	$16.9	19.0%
Cost of sales	59.2	53.8	5.4	10.0%
Gross profit	46.7	35.2	11.5	32.7%
Gross margin	44.1%	39.5%	4.6	pts

Operating expenses:
Selling and marketing	16.6	16.0	0.6	3.8%
General administrative	8.5	9.4	(0.9)	-9.6%
Research and development	3.1	3.4	(0.3)	-8.8%
Total operating expenses	28.2	28.8	(0.6)	-2.1%

Income from operations	18.5	6.4	12.1	189.1%

Interest expense	(0.5)	(0.5)	-	NM
Interest income	-	0.1	(0.1)	NM
Other income (expense), net	0.1	(0.3)	0.4	NM

Income before income taxes	18.1	5.7	12.4	217.5%
Income tax provision	4.8	1.9	2.9	152.6%
Net income	$13.3	$3.8	$9.5	250.0%

Diluted earnings per share	$0.86	$0.23	$0.63	273.9%

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended January 1, 2011	Estimated		Three Months Ended January 2, 2010
		Business Change	Currency Translation

Revenue	$105.9	$17.8	$(0.9)	$89.0
Cost of sales	59.2	5.9	(0.5)	53.8
Gross profit	46.7	11.9	(0.4)	35.2
Gross margin	44.1%			39.5%
Operating expenses:
Selling and marketing	16.6	0.8	(0.2)	16.0
General administrative	8.5	(0.8)	(0.1)	9.4
Research and development	3.1	(0.3)	-	3.4
Total operating expenses	28.2	(0.3)	(0.3)	28.8

Income from operations	$18.5	$12.2	$(0.1)	$6.4

Index

Revenue was $105.9 million, an increase of $16.9 million, or 19.0%, compared to revenue of $89.0 million for the First Quarter of Fiscal 2010. The increase was driven by a 27.8% increase in opening backlog as well as increased order volume in both segments, partially offset by an estimated $0.9 million unfavorable impact of currency translation. Test segment revenue increased 14.9% $82.6 million, while Sensors segment revenue increased 36.3% to $23.3 million.

Gross profit was $46.7 million, an increase of $11.5 million, or 32.7%, compared to gross profit of $35.2 million for the First Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 44.1%, an increase of 4.6 percentage points from 39.5% for the First Quarter of Fiscal 2010. This increase was driven by favorable product mix in the Test segment, higher volume, and includes a 1.4 percentage point increase due to lower warranty expense in the Test segment.

Selling and marketing expense was $16.6 million, an increase of $0.6 million, or 3.8%, compared to $16.0 million for the First Quarter of Fiscal 2010. This increase was primarily due to expenditures on selling and marketing initiatives in the Sensors segment. Selling and marketing expense as a percentage of revenue was 15.7% on higher volume, compared to 18.0% for the First Quarter of Fiscal 2010.

General and administrative expense was $8.5 million, a decrease of $0.9 million, or 9.6%, compared to $9.4 million for the First Quarter of Fiscal 2010, primarily due to decreased legal and other professional fees. General and administrative expense as a percentage of revenue was 8.0% on higher volume, compared to 10.6% for the First Quarter of Fiscal 2010.

Research and development expense was $3.1 million, a decrease of $0.3 million, or 8.8%, compared to $3.4 million for the First Quarter of Fiscal 2010, due to a planned reduction in expenditures in the Test segment. Research and development expense as a percentage of revenue was 2.9% on higher volume, compared to 3.8% for the First Quarter of Fiscal 2010.

Income from operations was $18.5 million, an increase of $12.1 million compared to income from operations of $6.4 million for the First Quarter of Fiscal 2010. This increase was primarily driven by higher gross profit. Operating income as a percentage of revenue was 17.5% on higher volume, compared to 7.2% for the First Quarter of Fiscal 2010.

Interest expense was $0.5 million, flat compared to the First Quarter of Fiscal 2010.

Interest income was less than $0.1 million, flat compared to the First Quarter of Fiscal 2010.

Other income (expense), net was $0.1 million of net other income, an increase of $0.4 million, compared to $0.3 million of net other expense in the First Quarter of Fiscal 2010.

Provision for income taxes totaled $4.8 million for the First Quarter of Fiscal 2011, an increase of $2.9 million compared to $1.9 million for the First Quarter of Fiscal 2010. The effective tax rate for the First Quarter of Fiscal 2011 was 26.6%, a decrease of 6.1 percentage points compared to a tax rate of 32.7% for the First Quarter of Fiscal 2010, this decrease was primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2011 that extended the United States research and development tax credits, with an effective date that was retroactive to January 1, 2010.

Net income was $13.3 million, an increase of $9.5 million compared to $3.8 million for the First Quarter of Fiscal 2010. Earnings per diluted share increased $0.63 to $0.86, compared to $0.23 for the First Quarter of Fiscal 2010. The increase was primarily driven by increased volume and gross profit, as well as a lower tax rate. In addition, the reduction in the number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.06 for the First Quarter of Fiscal 2011.

Index

Segment Results

Test Segment

Orders and Backlog

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended January 1, 2011	Estimated		Three Months Ended January 2, 2010
		Business Change	Currency Translation

Orders	$115.8	$27.4	$(1.7)	$90.1

Orders totaled $115.8 million, an increase of $25.7 million, or 28.5%, compared to orders of $90.1 million for the First Quarter of Fiscal 2010, primarily due to higher volume across all geographies, partially offset by an estimated $1.7 million unfavorable impact of currency translation. First Quarter of Fiscal 2011 orders included two large ground vehicles orders totaling approximately $29 million while First Quarter of Fiscal 2010 included two large materials and structures orders totaling approximately $20 million. The Test segment accounted for 82.9% of total Company orders, compared to 83.7% for the First Quarter of Fiscal 2010.

Backlog of undelivered orders at the end of the quarter was $230.2 million, an increase of 33.4% from backlog of $172.6 million at the end of the First Quarter of Fiscal 2010.

Results of Operations

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended January 1, 2011	Estimated		Three Months Ended January 2, 2010
		Business Change	Currency Translation

Revenue	$82.6	$11.2	$(0.5)	$71.9
Cost of sales	49.0	3.2	(0.3)	46.1
Gross profit	33.6	8.0	(0.2)	25.8
Gross margin	40.7%			35.9%
Operating expenses:
Selling and marketing	12.6	(0.1)	(0.1)	12.8
General administrative	6.2	(1.1)	-	7.3
Research and development	2.0	(0.5)	-	2.5
Total operating expenses	20.8	(1.7)	(0.1)	22.6

Income from operations	$12.8	$9.7	$(0.1)	$3.2

Index

Revenue was $82.6 million, an increase of $10.7 million, or 14.9%, compared to revenue of $71.9 million for the First Quarter of Fiscal 2010. The increase was primarily due to 26.7% higher beginning backlog and strong execution of short-cycle projects, partially offset by an estimated $0.5 million unfavorable impact of currency translation.

Gross profit was $33.6 million, an increase of $7.8 million, or 30.2%, compared to gross profit of $25.8 million for the First Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 40.7%, an increase of 4.8 percentage points from 35.9% for the First Quarter of Fiscal 2010. This increase was primarily due to increased volume, favorable product mix, and lower warranty expense in the First Quarter of Fiscal 2011.

Selling and marketing expense was $12.6 million, a decrease of $0.2 million, or 1.6%, compared to $12.8 million for the First Quarter of Fiscal 2010. This decrease was primarily due to reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 15.3% on higher volume, compared to 17.8% for the First Quarter of Fiscal 2010.

General and administrative expense was $6.2 million, a decrease of $1.1 million, or 15.1%, compared to $7.3 million for the First Quarter of Fiscal 2010.  This decrease was primarily due to lower legal and other professional fees. General and administrative expense as a percentage of revenue was 7.5% on higher volume, compared to 10.2% for the First Quarter of Fiscal 2010.

Research and development expense was $2.0 million, a decrease of $0.5 million, or 20.0%, compared to $2.5 million for the First Quarter of Fiscal 2010, due to lower level of planned expenditures. Research and development expense as a percentage of revenue was 2.4% on higher volume, compared to 3.5% for the First Quarter of Fiscal 2010.

Income from operations was $12.8 million, an increase of $9.6 million compared to income from operations of $3.2 million for the First Quarter of Fiscal 2010. The increase reflects higher revenue and gross profit and reduced operating expenses. Operating income as a percentage of revenue was 15.5% on higher volume, compared to 4.5% for the First Quarter of Fiscal 2010.

Sensors Segment

Orders and Backlog

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended January 1, 2011	Estimated		Three Months Ended January 2, 2010
		Business Change	Currency Translation

Orders	$23.8	$6.8	$(0.6)	$17.6

Orders totaled $23.8 million, an increase of $6.2 million, or 35.2%, compared to orders of $17.6 million for the First Quarter of Fiscal 2010, primarily due to higher volume in Europe, partially offset by an estimated $0.6 million unfavorable impact of currency translation. The Sensors segment accounted for 17.1% of total Company orders, compared to 16.3% for the First Quarter of Fiscal 2010.

Backlog of undelivered orders at the end of the quarter was $16.4 million, a increase of 40.2% from backlog of $11.7 million at the end of the First Quarter of Fiscal 2010.

Index

Results of Operations

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

The following is a comparison of First Quarter of Fiscal 2011 and First Quarter of Fiscal 2010 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Months Ended January 1, 2011	Estimated		Three Months Ended January 2, 2010
		Business Change	Currency Translation

Revenue	$23.3	$6.6	$(0.4)	$17.1
Cost of sales	10.2	2.7	(0.2)	7.7
Gross profit	13.1	3.9	(0.2)	9.4
Gross margin	56.2%			54.8%
Operating expenses:
Selling and marketing	4.0	0.9	(0.1)	3.2
General administrative	2.3	0.3	(0.1)	2.1
Research and development	1.1	0.2	-	0.9
Total operating expenses	7.4	1.4	(0.2)	6.2

Income from operations	$5.7	$2.5	$-	$3.2

Revenue was $23.3 million, an increase of $6.2 million, or 36.3%, compared to revenue of $17.1 million for the First Quarter of Fiscal 2010. This increase was primarily driven by increased worldwide volume, partially offset by an estimated $0.4 million unfavorable impact of currency translation.

Gross profit was $13.1 million, an increase of $3.7 million, or 39.4%, compared to gross profit of $9.4 million for the First Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 56.2%, an increase of 1.4 percentage points from 54.8% for the First Quarter of Fiscal 2010, primarily due to improved leverage on higher volume.

Selling and marketing expense was $4.0 million, an increase of $0.8 million, or 25.0%, compared to $3.2 million for the First Quarter of Fiscal 2010. The increase is primarily due to increased expenditures on selling and marketing initiatives. Selling and marketing expense as a percentage of revenue was 17.2% on higher volume, compared to 18.7% for the First Quarter of Fiscal 2010.

General and administrative expense was $2.3 million, an increase of $0.2 million, or 9.5%, compared to $2.1 million for the First Quarter of Fiscal 2010. General and administrative expense as a percentage of revenue was 9.9% on higher volume, compared to 12.3% for the First Quarter of Fiscal 2010.

Research and development expense was $1.1 million, an increase of $0.2 million, or 22.2%, compared to $0.9 million for the First Quarter of Fiscal 2010. The increase was primarily due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 4.7% on higher volume, compared to 5.3% for the First Quarter of Fiscal 2010.

Income from operations was $5.7 million, an increase of $2.5 million, or 78.1%, compared to income from operations of $3.2 million for the First Quarter of Fiscal 2010. This increase was primarily due to higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 24.5% on higher volume, compared to 18.7% for the First Quarter of Fiscal 2010.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $80.3 million at the end of the First Quarter of Fiscal 2011. Of this amount, $20.2 million was located in North America, $36.8 million in Europe, and $23.3 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2011, the Company held no short-term investments.

Index

Total cash and cash equivalents increased $3.7 million in the First Three Months of Fiscal 2011, primarily due to earnings, partially offset by employee incentives and related benefit payments, increased working capital requirements, and investment in property and equipment. Total cash and cash equivalents decreased $5.2 million in the First Three Months of Fiscal 2010, primarily due to increased working capital requirements. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, the credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $5.8 million for the First Three Months of Fiscal 2011, compared to cash provided of $1.7 million for the First Three Months of Fiscal 2010. Cash provided for the First Three Months of Fiscal 2011 was primarily due to earnings and $2.3 million decreased accounts and unbilled receivables resulting from general timing of billing and collections, partially offset by $7.5 million net employee incentives and related benefit payments, primarily consisting of variable compensation relating to Fiscal 2010, $3.6 million increased inventories to support future revenue, and $1.6 million decreased accounts payable resulting from the general timing of purchases and payments. Cash provided for the First Three Months of Fiscal 2010 was primarily due to earnings and $4.2 million increased advance payments received from customers driven by higher custom orders, partially offset by $8.7 million increased accounts and unbilled receivables resulting from the general timing of billing and collections.

Cash flows from investing activities required the use of cash totaling $2.3 million for the First Three Months of Fiscal 2011, compared to the use of cash totaling $1.8 million for the First Three Months of Fiscal 2010. The cash usage for both periods reflects an investment in property and equipment.

Cash flows from financing activities provided cash totaling $1.1 million for the First Three Months of Fiscal 2011, compared to the use of cash totaling $3.6 million for the First Three Months of Fiscal 2010. The cash provided for the First Three Months of Fiscal 2011 was primarily due to the $1.1 million received in connection with stock option exercises. The cash usage for the First Three Months of Fiscal 2010 was primarily due to payment of cash dividends of $2.5 million, as well as the use of $1.4 million to purchase approximately 52,700 shares of the Company’s common stock.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2011, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of January 1, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Index

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

The Company has three discrete reporting units, two of which are assigned goodwill. At January 1, 2011, one reporting unit was assigned $14.0 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.0 million of goodwill exceeded its carrying value by approximately 8 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Index

Other Matters

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company's dividend practice is to target over time a payout ratio of approximately 40% of net earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at January 1, 2011 included $80.3 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.2 million for the three-month period ended January 1, 2011.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $4.7 million in revenue for the three-month period ended January 1, 2011.

At January 1, 2011, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of January 1, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II ------ OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2011, the Company was informed that the United States Department of Commerce and the United States Attorney’s Office for the District of Minnesota were investigating whether the Company had accurately certified to a certain Federal Acquisition Regulation (FAR) since March 2008. The Company received an administrative subpoena from the United States Department of Commerce requesting, among other items, that all documents related to the certification made on the government’s Online Representations and Certifications Application (ORCA) web site be preserved, retained and produced. We are cooperating with the government’s investigation.  At this point, the outcome or range of loss, if any, to resolve this matter cannot be determined.

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

MTS SYSTEMS CORPORATION

Dated: February 3, 2011	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Dated: February 3, 2011	/s/ SUSAN E. KNIGHT
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