Form 10-Q
period 2011-04-02
MTS SYSTEMS CORP
filed 2011-05-05
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 2, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

☐       Yes                             ☒        No

The number of shares outstanding of the Registrant’s common stock as of May 3, 2011 was 15,600,032 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND SIX FISCAL MONTHS ENDED APRIL 2, 2011

Index

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	April 2,	October 2,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$105,712	$76,611
Accounts receivable, net of allowances for doubtful accounts of $1,301 and $1,358 respectively	70,024	66,369
Unbilled accounts receivable	31,891	26,389
Inventories	60,700	51,792
Prepaid expenses and other current assets	5,869	10,799
Deferred income taxes	13,026	12,742
Total current assets	287,222	244,702

Property and equipment, net	56,997	56,444
Goodwill	15,741	15,429
Other intangible assets, net	25,052	24,753
Other assets	3,449	3,368
Deferred income taxes	1,764	1,709
Total Assets	$390,225	$346,405

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,220	$40,229
Accounts payable	25,446	21,818
Accrued payroll and related costs	25,177	32,725
Advance payments from customers	53,702	44,000
Accrued warranty costs	6,371	7,505
Accrued income taxes	5,612	2,642
Deferred income taxes	1,746	996
Other accrued liabilities	13,291	11,925
Total current liabilities	171,565	161,840

Deferred income taxes	5,910	6,057
Non-current accrued income taxes	4,639	4,181
Pension benefit plan	4,101	3,080
Other long-term liabilities	4,709	5,141
Total Liabilities	190,924	180,299

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 15,548 and 15,264 shares issued and outstanding, respectively	3,887	3,816
Retained earnings	178,382	147,609
Accumulated other comprehensive income	17,032	14,681
Total Shareholders' Investment	199,301	166,106
Total Liabilities and Shareholders' Investment	$390,225	$346,405

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Revenue:
Product	$97,029	$79,256	$186,930	$154,041
Service	16,032	15,014	32,007	29,189
Total revenue	113,061	94,270	218,937	183,230
Cost of sales:
Product	56,430	47,762	107,329	94,589
Service	7,724	7,980	16,029	14,931
Total cost of sales	64,154	55,742	123,358	109,520
Gross profit	48,907	38,528	95,579	73,710

Operating expenses:
Selling and marketing	17,151	16,270	33,730	32,256
General and administrative	10,329	8,483	18,820	17,881
Research and development	3,558	3,682	6,686	7,052
Total operating expenses	31,038	28,435	59,236	57,189

Income from operations	17,869	10,093	36,343	16,521

Interest expense	(384)	(485)	(854)	(956)
Interest income	61	56	104	119
Other income (expense), net	60	(4)	117	(323)

Income before income taxes	17,606	9,660	35,710	15,361
Provision for income taxes	5,798	3,486	10,613	5,350
Net income	$11,808	$6,174	$25,097	$10,011

Earnings per share:
Basic-
Earnings per share	$0.77	$0.37	$1.63	$0.61
Weighted average number of common shares outstanding - basic	15,430	16,467	15,367	16,523

Diluted-
Earnings per share	$0.75	$0.37	$1.60	$0.60
Weighted average number of common shares outstanding - diluted	15,838	16,531	15,682	16,574

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Fiscal Months Ended
	April 2,	April 3,
	2011	2010

Cash flows from operating activities:
Net income	$25,097	$10,011
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,541	1,224
Net periodic pension benefit cost	354	211
Depreciation and amortization	6,418	6,434
Deferred income taxes	245	347
Bad debt provision	403	(203)

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(8,471)	7,347
Inventories	(8,466)	1,048
Prepaid expenses	(1,627)	(1,130)
Accounts payable	3,404	974
Accrued payroll and related costs	(6,737)	393
Advance payments from customers	9,292	4,163
Accrued warranty costs	(1,205)	(998)
Other assets and liabilities	7,185	(1,960)
Net cash provided by operating activities	27,433	27,861

Cash flows from investing activities:
Purchases of property and equipment	(4,740)	(5,008)
Purchase of business	-	(478)
Net cash used in investing activities	(4,740)	(5,486)

Cash flows from financing activities:
Net (repayments) receipts under short-term borrowings	(7)	84
Cash dividends	(6,173)	(7,373)
Proceeds from exercise of stock options and employee stock purchase plan	10,809	343
Payments to purchase and retire common stock	-	(5,913)
Net cash provided by (used in) financing activities	4,629	(12,859)

Effect of exchange rate on changes in cash	1,779	(6,319)

Net increase in cash and cash equivalents	29,101	3,197

Cash and cash equivalents, at beginning of period	76,611	118,885
Cash and cash equivalents, at end of period	$105,712	$122,082

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$688	$756
Income taxes	$444	$4,755

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2010 filed with the SEC. Interim results of operations for the three and six-month fiscal periods ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware and essential software, installation services, training and support. Long-term contractual arrangements involving essential software typically include significant production, modification, and customization. For long-term arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method, based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of the percentage of completion method (e.g. training and post contract software maintenance and support) are recognized as the service is provided in amounts determined based on VSOE, or in the absence of VSOE, the Company’s best estimate of the selling price.

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

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at April 2, 2011 and October 2, 2010 were as follows:

	April 2, 2011	October 2, 2010
	(expressed in thousands)
Customer projects in various stages of completion	$18,383	$16,126
Components, assemblies and parts	42,317	35,666
Total	$60,700	$51,792

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-month fiscal periods ended April 2, 2011 and April 3, 2010 was $0.4 million and $0.3 million respectively. Amortization expense for software development costs for the six-month fiscal periods ended April 2, 2011 and April 3, 2010 was $0.8 million and $0.7 million, respectively. See Note 3 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 were as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands)
Beginning balance	$6,735	$10,001	$7,505	$9,774
Warranty provisions	1,073	742	1,586	3,019
Warranty claims	(1,482)	(2,018)	(2,930)	(4,017)
Adjustments to preexisting warranties	(100)	-	139	-
Currency translation	145	(154)	71	(205)
Ending balance	$6,371	$8,571	$6,371	$8,571

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

2. Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-14 during the six-month fiscal period ended April 2, 2011 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-14 upon adoption.

Index

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 were effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-13 during the six-month period ended April 2, 2011 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-13 upon adoption.

3. Capital Assets

Property and Equipment
Property and equipment at April 2, 2011 and October 2, 2010 consist of the following:

	April 2,	October 2,
	2011	2010
	(expressed in thousands)
Land and improvements	$1,715	$1,714
Buildings and improvements	53,085	52,535
Machinery and equipment	108,843	104,405
Total	163,643	158,654
Less accumulated depreciation	(106,646)	(102,210)
Property and equipment, net	$56,997	$56,444

Goodwill

At April 2, 2011, $14.1 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. At October 2, 2010, $13.8 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. The increase in goodwill associated with the Test segment during the six-month fiscal period ended April 2, 2011 was due to currency translation.

Other Intangible Assets
Other intangible assets at April 2, 2011 and October 2, 2010 consist of the following:

	April 2, 2011
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(expressed in thousands)
Software development costs	$13,266	$(2,818)	$10,448	5.9
Patents	9,678	(1,721)	7,957	15.3
Trademarks and trade names	5,796	(706)	5,090	30.2
Non-compete agreements	2,535	(2,113)	422	3.0
Land-use rights	1,191	(56)	1,135	47.8
Total	$32,466	$(7,414)	$25,052	14.2

	October 2, 2010
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(expressed in thousands)
Software development costs	$11,640	$(2,062)	$9,578	6.0
Patents	9,484	(1,347)	8,137	15.3
Trademarks and trade names	5,689	(603)	5,086	30.2
Non-compete agreements	2,485	(1,657)	828	3.0
Land-use rights	1,167	(43)	1,124	47.8
Total	$30,465	$(5,712)	$24,753	14.7

Amortization expense recognized during the three-month fiscal periods ended April 2, 2011 and April 3, 2010 was $0.8 million and $0.7 million, respectively. Amortization expense recognized during each of the six-month fiscal periods ended April 2, 2011 and April 3, 2010 was $1.6 million.

Index

4. Stock Purchases

During the fourth quarter of fiscal year 2010, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. This forward contract is indexed to, and potentially settled in, the Company’s common stock. This forward contract meets the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $25.0 million payment to the investment bank and immediately received approximately 0.9 million shares of its common stock. Effective as of the date of the initial stock purchase, the transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The contract continued to meet those requirements as of April 2, 2011 and the Company expects it will continue to meet those requirements through the settlement date. The agreement expires in the third quarter of fiscal year 2011, however the investment bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock and retained earnings to reflect the final settlement amount.

The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount, unless such discounted VWAP were to fall below a specified floor price, in which case the floor price would be in effect. Because the floor price exceeds the initial share purchase price in effect at the inception of the agreement, the Company will, at a minimum, be required to deliver, at its option, either approximately 126,000 additional shares of its common stock or $4.0 million to the investment bank in order to settle this loss position. The maximum amount of shares of common stock the Company can be required to issue to settle a loss position cannot exceed 2.7 million. At April 2, 2011, the Company’s VWAP exceeded the floor price. As a result, if the accelerated share purchase agreement had been settled on that date, the Company would have been required to deliver to the investment bank either approximately 223,000 shares of its common stock or $8.1 million. For every $1.00 increase in the Company’s VWAP, the settlement amount changes by approximately 20,000 shares of the Company’s common stock or $0.9 million.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and awards, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.3 million and 1.2 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month fiscal periods ended April 2, 2011 and April 3, 2010, respectively. Stock options to acquire 0.5 million and 1.2 million weighted common shares have been excluded from diluted weighted shares outstanding for the six-month fiscal periods ended April 2, 2011 and April 3, 2010, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands, except per share data)

Net income	$11,808	$6,174	$25,097	$10,011

Weighted average common shares outstanding	15,430	16,467	15,367	16,523
Dilutive potential common shares	408	64	315	51
Total diluted weighted shares outstanding	15,838	16,531	15,682	16,574

Earnings per share:
Basic	$0.77	$0.37	$1.63	$0.61
Diluted	$0.75	$0.37	$1.60	$0.60

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

Index

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

Financial information by reportable segment for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands)
Revenue by Segment:
Test	$86,761	$75,331	$169,303	$147,204
Sensors	26,300	18,939	49,634	36,026
Total revenue	$113,061	$94,270	$218,937	$183,230

Income from Operations by Segment:
Test	$9,842	$6,283	$22,595	$9,520
Sensors	8,027	3,810	13,748	7,001
Total income from operations	$17,869	$10,093	$36,343	$16,521

7. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of April 2, 2011, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities were reported in the April 2, 2011 and October 2, 2010 Consolidated Balance Sheet as follows:

Index

	April 2, 2011
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$97	$826
Interest rate swaps	-	950
Total designated hedge derivatives	97	1,776

Derivatives not designated as hedges:	-	36
Total hedge and other derivatives	$97	$1,812

	October 2, 2010
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$126	$547
Interest rate swaps	-	1,406
Total designated hedge derivatives	126	1,953

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	1,023
Total hedge and other derivatives	$126	$2,976

Cash Flow Hedging – Currency Risks
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

At April 2, 2011 and April 3, 2010, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $25.9 million and $9.2 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $22.2 million and $8.1 million at April 2, 2011 and April 3, 2010, respectively. At April 2, 2011 the net market value of the foreign currency exchange contracts was a net liability of $0.7 million, consisting of $0.1 million in assets and $0.8 million in liabilities. At April 3, 2010 the net market value of the foreign currency exchange contracts was a net asset of $0.3 million, consisting of $0.3 million in assets and less than $0.1 million in offsetting liabilities.

Index

The pretax amounts recognized in AOCI on currency exchange contracts for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April, 2	April 3,	April, 2	April 3,
	2011	2010	2011	2010
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$(269)	$8	$(384)	$(519)
Net loss reclassified into Revenue (effective portion)	250	81	409	435
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	-	-	7	-
Net (loss) gain recognized in OCI (effective portion)	(616)	170	(667)	343
Ending unrealized net (loss) gain in AOCI	$(635)	$259	$(635)	$259

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010. At April 2, 2011 and April 3, 2010, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.4 million and a net gain of $0.2 million, respectively. The maximum remaining maturity of any forward or optional contract at April 2, 2011 and April 3, 2010 was 3.3 years and 0.9 years, respectively.

Cash Flow Hedging - Interest Rate Risks
The Company uses floating to fixed interest rate swaps and forward interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. The Company has designated these interest rate swaps as cash flow hedges. As a result, changes in the fair value of the interest rate swaps are recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets.

At April 2, 2011 and April 3, 2010 the Company had outstanding interest rate swaps with total notional amounts of $24.0 million and $40.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At April 2, 2011 and April 3, 2010, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.47% and 3.31%, respectively. At April 2, 2011 and April 3, 2010, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.92% and 3.76%, respectively. The Company is currently paying a floating interest rate on $16.0 million of its outstanding debt at U.S. LIBOR plus 45 basis points (0.76% rate in effect at April 2, 2011).

In January 2011, the Company entered into forward interest rate swaps with a total notional amount of $27.0 million effective December 2011 to pay fixed interest rates ranging from 1.02% to 1.08% in exchange for interest received at monthly U.S. LIBOR.

The following table shows the contractual maturities of the interest rate hedging relationships at April 2, 2011:

Outstanding Interest Rate Swaps:
		Notional	Reference	Basis
Start Date	End Date	Amount	Rate	Spread
		(in millions)
July 25, 2008	July 25, 2012	$13.0	4.24%	0.45%
November 6, 2008	November 7, 2011	11.0	3.59%	0.45%
	Total	$24.0

Index

Forward Interest Rate Swaps:
		Notional	Reference	Basis
Start Date	End Date	Amount	Rate	Spread
		(in millions)
December 7, 2011	September 7, 2012	$11.0	1.02%	0.45%
December 20, 2011	September 20, 2012	6.0	1.06%	0.45%
December 29, 2011	September 28, 2012	10.0	1.08%	0.45%
	Total	$27.0

The total market value of interest rate swaps and forward interest rate swaps at April 2, 2011 and April 3, 2010 was a liability of $0.9 million and $1.6 million, respectively. The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,101)	$(1,646)	$(1,406)	$(1,894)
Net loss reclassified into Interest expense (effective portion)	220	306	517	617
Net loss recognized in OCI (effective portion)	(69)	(282)	(61)	(345)
Ending unrealized net loss in AOCI	$(950)	$(1,622)	$(950)	$(1,622)

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other Income (Expense), net on the Consolidated Statement of Income in the current period.

At April 2, 2011 and April 3, 2010, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $20.1 million and $34.4 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at April 2, 2011 and April 3, 2010 was $5.0 million and $1.0 million, respectively. At April 2, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million, consisting entirely of liabilities. At April 3, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net asset of $0.3 million, consisting entirely of assets.

The net gains (losses) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands)
Net (loss) gain recognized in Other income (expense), net	$(629)	$(21)	$(500)	$76

Index

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of April 2, 2011 and October 2, 2010, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	April 2, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$97	$-	$97
Total assets	$-	$97	$-	$97

Liabilities:
Currency contracts(1)	$-	$862	$-	$862
Interest rate swaps(2)	-	950	-	950
Total liabilities	$-	$1,812	$-	$1,812

	October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$126	$-	$126
Total assets	$-	$126	$-	$126

Liabilities:
Currency contracts(1)	$-	$1,570	$-	$1,570
Interest rate swaps(2)	-	1,406	-	1,406
Total liabilities	$-	$2,976	$-	$2,976

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

Index

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

Comprehensive Income for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands)

Net income	$11,808	$6,174	$25,097	$10,011
Change in cumulative translation adjustment	4,119	(6,512)	2,788	(8,712)
Pension benefit plan adjustments	(238)	(111)	(564)	(54)
Change in unrealized loss on derivative instruments	(134)	173	127	657
Comprehensive income	$15,555	$(276)	$27,448	$1,902

10. Financing

Short-term borrowings at April 2, 2011 and October 2, 2010 consist of the following:

	April 2,	October 2,
	2011	2010
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.76% rate in effect at April 2, 2011), maturing April 2011, with optional month-to-month term renewal and loan repricing until 2012	$40,000	$40,000
Notes payable, non-interest bearing	220	229
Total short-term borrowings	$40,220	$40,229

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At April 2, 2011 and October 2, 2010, outstanding borrowings under the credit facility were $40.0 million. At April 2, 2011, the Company had outstanding letters of credit drawn from the credit facility totaling $14.4 million, leaving approximately $20.6 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on certain of its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps and forward interest rate swaps. As of April 2, 2011 the Company is paying a fixed interest rate on $24.0 million of the outstanding debt and paying a floating interest rate based on U.S. LIBOR plus 45 basis points on the remaining $16.0 million outstanding. At April 2, 2011 and October 2, 2010, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average interest rate applicable to outstanding credit facility borrowings was 2.92%. Subsequent to April 2, 2011, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. The Company intends to renew each of the applicable outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Index

11. Income Taxes

As of April 2, 2011, the Company’s liability for unrecognized tax benefits was $4.6 million, of which $1.8 million would favorably affect the Company’s effective tax rate if recognized. At October 2, 2010, the Company’s liability for unrecognized tax benefits was $4.2 million, of which $1.3 million would favorably affect the Company’s effective tax rate if recognized. As of April 2, 2011, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Legislation was enacted in December of fiscal year 2011 that extended United States research and development credits, with an effective date that is retroactive to January 1, 2010.  As a result of this retroactive legislation, the Company recognized a tax benefit of approximately $1.0 million during the six-month fiscal period ended April 2, 2011.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 included the following components:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(expressed in thousands)

Service cost	$118	$88	$235	$183
Interest cost	195	199	389	412
Expected return on plan assets	(173)	(190)	(345)	(393)
Net amortization and deferral	38	5	75	9
Net periodic benefit cost	$178	$102	$354	$211

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and six-month fiscal periods ended April 2, 2011 and April 3, 2010 was 5.2% and 5.9%, respectively.

13. Legal Matters

In January 2011, the U.S. Department of Commerce and the U.S. Attorney’s Office for the District of Minnesota notified the Company that they are investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the U.S. Department of Commerce issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On March 11, 2011, the U.S. Department of the Air Force issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On April 7, 2011, the U.S. Department of Commerce issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications. The Company is permitted, under applicable regulations, to continue performing work under existing Government contracts during the investigation and suspension. While the Company continues to investigate these matters and to respond to the government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss, if any, from these matters.  For more information on the Department of Commerce’s and the U.S. Attorney Office’s investigations, see “Part II, Item 1A. Risk Factors” herein.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Such important factors include:

•	The Company’s business is significantly international in scope, which poses multiple unique risks
•	Volatility in the global economy could adversely affect results
•	The Company’s business is subject to strong competition
•	The Company’s business may be affected by government contracting risk, including the risk of modification or termination of such contracts
•	The Company may not achieve its growth plans for the expansion of the business
•	The Company may experience difficulties obtaining the services of skilled employees
•	The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
•	The business could be adversely affected by product liability and commercial litigation
•	The Company may experience difficulty obtaining materials or components for its products
•	Government regulation could impose significant costs and other constraints
•	The sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
•	The Company’s customers are in cyclical industries
•	Interest rate fluctuations could adversely affect results
•	The Company may be required to recognize impairment charges for long-lived assets

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

Index

Summary of Financial Results

Three Fiscal Months Ended April 2, 2011 (“Second Quarter of Fiscal 2011”) Compared to Three Fiscal Months Ended April 3, 2010 (“Second Quarter of Fiscal 2010”)

Highlights for the Second Quarter of Fiscal 2011 compared to the Second Quarter of Fiscal 2010 include:

•
As was previously disclosed, in January 2011 the U.S. Department of Commerce and the U.S. Attorney's Office for the District of Minnesota notified the Company that they are investigating why the Company had not disclosed, on the government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. Further, in March 2011 the U.S. Department of the Air Force issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation.  Although revenue from U.S. Government contracts varies by year, such revenue as a percent of the Company’s total revenue was approximately 5% during the first half of fiscal 2011 and 7% for all of fiscal 2010.  The Company is permitted, under applicable regulations, to continue performing work under existing Government contracts during the investigation and suspension.  The Company will continue to review these matters and to fully cooperate with the Government’s requests, as appropriate. The Company is evaluating the potential impact from this investigation and suspension on our future business, results of operations and financial condition. Although the impact is not known at this time, the Company expects to incur additional General and Administrative expenses related to legal and consulting fees as part of the on-going investigation, as well as increased compliance costs. In the second quarter of fiscal 2011 the Company incurred $0.8 million of costs related to this matter. An extended suspension or debarment from contracting with the U.S. Government could have a material impact on future revenue and gross profit. The duration of the suspension or potential debarment is not known at this time so the Company is unable to estimate the potential impact on its revenue and gross profit.

•
Orders increased 26.8% to $118.4 million, compared to $93.4 million for the Second Quarter of Fiscal 2010. This increase is comprised of 26.7% growth in the Test segment, primarily in Asia, 27.1% worldwide growth in the Sensors segment, and an estimated 3% favorable impact of currency translation.

•	Backlog of undelivered orders was a record high $254.1 million, an increase of 40.6% compared to $180.7 million at the end of the Second Quarter of Fiscal 2010.

•
Revenue increased 19.9% to $113.1 million, compared to $94.3 million for the Second Quarter of Fiscal 2010. This increase was comprised of 15.3% growth in the Test Segment and 38.4% growth in Sensors, both driven by higher beginning backlog and increased order volume in the quarter. In addition, currency translation favorably impacted revenue by an estimated 2%.

•
Income from operations was $17.9 million, compared to $10.1 million for the Second Quarter of Fiscal 2010. This increase was primarily driven by higher gross profit from higher volume, net of $2.6 million higher operating expenses.

•
Earnings per diluted share increased to $0.75, compared to $0.37 for the Second Quarter of Fiscal 2010. In addition to the benefit of higher income from operations, a lower tax rate, as well as reduced shares outstanding in the Second Quarter of Fiscal 2011 each favorably impacted earnings per diluted share by $0.04.

Six Fiscal Months Ended April 2, 2011 (“First Half of Fiscal 2011”) Compared to Six Fiscal Months Ended April 3, 2010 (“First Half of Fiscal 2010”)

Highlights for the First Half of Fiscal 2011 include:

•
Orders increased 28.3% to $258.1 million, compared to $201.1 million for the First Half of Fiscal 2010. This increase is comprised of 27.7% worldwide growth in the Test segment and 31.1% worldwide growth in the Sensors segment. Orders in the First Half of Fiscal 2011 included two large (in excess of $5.0 million) Test segment orders totaling approximately $29 million, an increase of $9 million compared to large Test segment order bookings in the First Half of Fiscal 2010.

•	Backlog of undelivered orders was $254.1 million, an increase of 18.6% compared to $214.3 million at October 2, 2010.

•
Revenue increased 19.5% to $218.9 million, compared to $183.2 million for the First Half of Fiscal 2010. This increase was comprised of 15.0% growth in the Test Segment, resulting primarily from a 26.7% higher beginning backlog, and 37.8% growth in Sensors driven by increased order volume.

Index

•
Income from operations was $36.3 million, compared to $16.5 million for the First Half of Fiscal 2010. This increase was primarily driven by higher gross profit from increased volume and lower warranty expense.

•
The effective tax rate for the First Half of Fiscal 2011 was 29.7%, a decrease of 5.1 percentage points compared to a tax rate of 34.8% for the First Half of Fiscal 2010. This decrease was primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2011 that extended the United States research and development credits, with an effective date that is retroactive to January 1, 2010. The retroactive extension of the research and development credits provided an additional tax benefit of $1.0 million.

•
Earnings per diluted share increased to $1.60, compared to $0.60 for the First Half of Fiscal 2010. A lower tax rate, as well as reduced shares outstanding in the First Half of Fiscal 2011 favorably impacted earnings per diluted share by $0.06 and $0.09, respectively.

Detailed Financial Results

Total Company

Orders and Backlog

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Orders	$ 118.4	$ 22.5	$ 2.5	$ 93.4

Orders totaled $118.4 million, an increase of $25.0 million, or 26.8%, compared to orders of $93.4 million for the Second Quarter of Fiscal 2010. This increase was primarily due to higher order volume across all geographies in both segments, and an estimated $2.5 million favorable impact of currency translation.

Backlog of undelivered orders at the end of the second quarter was $254.1 million, an increase of 40.6% from backlog of $180.7 million at the end of the second quarter of Fiscal 2010. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

Results of Operations

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 statements of operations (in millions, except per share data):

Index

	Three Fiscal Months Ended
	April 2,	April 3,
	2011	2010	Variance	% Variance

Revenue	$113.1	$94.3	$18.8	19.9%
Cost of sales	64.2	55.8	8.4	15.1%
Gross profit	48.9	38.5	10.4	27.0%
Gross margin	43.3%	40.9%	2.4	pts
Operating expenses:
Selling and marketing	17.1	16.2	0.9	5.6%
General administrative	10.3	8.5	1.8	21.2%
Research and development	3.6	3.7	(0.1)	-2.7%
Total operating expenses	31.0	28.4	2.6	9.2%

Income from operations	17.9	10.1	7.8	77.2%

Interest expense	(0.4)	(0.5)	0.1	-20.0%
Interest income	0.1	0.1	-	0.0%
Other expense, net	-	-	-	NM

Income before income taxes	17.6	9.7	7.9	81.4%
Provision for income taxes	5.8	3.5	2.3	65.7%
Net income	$11.8	$6.2	$5.6	90.3%

Diluted earnings per share	$0.75	$0.37	$0.38	102.7%

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Revenue	$113.1	$17.1	$1.7	$94.3
Cost of sales	64.2	7.3	1.1	55.8
Gross profit	48.9	9.8	0.6	38.5
Gross margin	43.3%			40.9%
Operating expenses:
Selling and marketing	17.1	0.6	0.3	16.2
General administrative	10.3	1.7	0.1	8.5
Research and development	3.6	(0.1)	-	3.7
Total operating expenses	31.0	2.2	0.4	28.4

Income from operations	$17.9	$7.6	$0.2	$10.1

Revenue was $113.1 million, an increase of $18.8 million, or 19.9%, compared to revenue of $94.3 million for the Second Quarter of Fiscal 2010. This increase was driven by a 33.8% higher beginning backlog as well as increased order volume in both segments, and an estimated $1.7 million favorable impact of currency translation.

Gross profit was $48.9 million, an increase of $10.4 million, or 27.0%, compared to gross profit of $38.5 million for the Second Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 43.3%, an increase of 2.4 percentage points from 40.9% for the Second Quarter of Fiscal 2010, driven by leverage on higher volume.

Selling and marketing expense was $17.1 million, an increase of $0.9 million, or 5.6%, compared to $16.2 million for the Second Quarter of Fiscal 2010. This increase was primarily due to higher sales commissions, partially offset by reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 15.1% on higher volume, compared to 17.2% for the Second Quarter of Fiscal 2010.

General and administrative expense was $10.3 million, an increase of $1.8 million, or 21.2%, compared to $8.5 million for the Second Quarter of Fiscal 2010. This increase was primarily due to increased legal and consulting expenses as well as higher compensation and benefits. Legal and consulting expenses for the quarter included $0.8 million of costs associated with the previously mentioned U.S. government investigation and contracting suspension. General and administrative expense as a percentage of revenue was 9.1%, compared to 9.0% for the Second Quarter of Fiscal 2010.

Index

Research and development expense was $3.6 million, relatively flat compared to $3.7 million for the Second Quarter of Fiscal 2010. Research and development expense as a percentage of revenue was 3.2% on higher volume, compared to 3.9% for the Second Quarter of Fiscal 2010.

Income from operations was $17.9 million, an increase of $7.8 million, or 77.2%, compared to income from operations of $10.1 million for the Second Quarter of Fiscal 2010. This increase was primarily driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 15.8%, compared to 10.7% for the Second Quarter of Fiscal 2010.

Interest expense, net was $0.3 million, relatively flat compared to the Second Quarter of Fiscal 2010.

Provision for income taxes totaled $5.8 million for the Second Quarter of Fiscal 2011, an increase of $2.3 million compared to $3.5 million for the Second Quarter of Fiscal 2010, primarily due to increased income before income taxes, partially offset by a lower effective tax rate. The effective tax rate for the Second Quarter of Fiscal 2011 was 32.9%, a decrease of 3.2 percentage points compared to a tax rate of 36.1% for the Second Quarter of Fiscal 2010, primarily due to the extension of United States research and development tax credits.

Net income was $11.8 million, an increase of $5.6 million, or 90.3%, compared to $6.2 million for the Second Quarter of Fiscal 2010. Earnings per diluted share increased $0.38, or 102.7%, to $0.75, compared to $0.37 for the Second Quarter of Fiscal 2010. The increase was primarily driven by gross profit from higher volume. In addition, a lower tax rate as well as the reduction in the number of shares outstanding, resulting from the Company’s share purchases, each positively impacted earnings per diluted share by $0.04 for the Second Quarter of Fiscal 2011.

Segment Results

Test Segment

Orders and Backlog

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Orders	$ 91.7	$ 17.6	$ 1.7	$ 72.4

Orders totaled $91.7 million, an increase of $19.3 million, or 26.7%, compared to orders of $72.4 million for the Second Quarter of Fiscal 2010, primarily driven by increased volume in Asia, as well as an estimated $1.7 million favorable impact of currency translation. There were no large (in excess of $5.0 million) orders booked during either period. The Test segment accounted for 77.4% of total Company orders, compared to 77.5% for the Second Quarter of Fiscal 2010.

Backlog of undelivered orders at the end of the quarter was $236.8 million, an increase of 41.5% from backlog of $167.4 million at the end of the Second Quarter of Fiscal 2010.

Index

Results of Operations

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Revenue	$86.8	$10.3	$1.2	$75.3
Cost of sales	53.2	5.4	0.9	46.9
Gross profit	33.6	4.9	0.3	28.4
Gross margin	38.7%			37.8%
Operating expenses:
Selling and marketing	13.4	0.3	0.2	12.9
General administrative	7.8	1.3	0.1	6.4
Research and development	2.5	(0.3)	-	2.8
Total operating expenses	23.7	1.3	0.3	22.1

Income from operations	$9.9	$3.6	$-	$6.3

Revenue was $86.8 million, an increase of $11.5 million, or 15.3%, compared to revenue of $75.3 million for the Second Quarter of Fiscal 2010. The increase was driven by a 33.4% higher beginning backlog, increased order volume and an estimated $1.2 million favorable impact of currency translation.

Gross profit was $33.6 million, an increase of $5.2 million, or 18.3%, compared to gross profit of $28.4 million for the Second Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 38.7%, an increase of 0.9 percentage points from 37.8% for the Second Quarter of Fiscal 2010. This increase was primarily due to higher leverage on increased volume.

Selling and marketing expense was $13.4 million, an increase of $0.5 million, or 3.9%, compared to $12.9 million for the Second Quarter of Fiscal 2010. This increase was primarily due to increased sales commissions, partially offset by reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 15.4% on higher volume, compared to 17.1% for the Second Quarter of Fiscal 2010.

General and administrative expense was $7.8 million, an increase of $1.4 million, or 21.9%, compared to $6.4 million for the Second Quarter of Fiscal 2010. This increase was primarily due to increased legal and consulting expenses, including the previously mentioned $0.8 million of costs associated with the U.S. government investigation and contracting suspension, as well as higher compensation and benefits. General and administrative expense as a percentage of revenue was 9.0%, compared to 8.5% for the Second Quarter of Fiscal 2010.

Research and development expense was $2.5 million, a decrease of $0.3 million, or 10.7%, compared to $2.8 million for the Second Quarter of Fiscal 2010, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 2.9% on higher volume, compared to 3.7% for the Second Quarter of Fiscal 2010.

Income from operations was $9.9 million, an increase of $3.6 million, or 57.1%, compared to income from operations of $6.3 million for the Second Quarter of Fiscal 2010. The increase reflects higher revenue and gross profit. Operating income as a percentage of revenue was 11.4%, compared to 8.4% for the Second Quarter of Fiscal 2010.

Index

Sensors Segment

Orders and Backlog

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Orders	$ 26.7	$ 4.9	$ 0.8	$ 21.0

Orders totaled $26.7 million, an increase of $5.7 million, or 27.1%, compared to orders of $21.0 million for the Second Quarter of Fiscal 2010, primarily due to higher volume across all geographies. The Sensors segment accounted for 22.6% of total Company orders, compared to 22.5% for the Second Quarter of Fiscal 2010.

Backlog of undelivered orders at the end of the quarter was $17.3 million, an increase of 30.1% from backlog of $13.3 million at the end of the Second Quarter of Fiscal 2010.

Results of Operations

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

The following is a comparison of Second Quarter of Fiscal 2011 and Second Quarter of Fiscal 2010 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Revenue	$26.3	$6.8	$0.5	$19.0
Cost of sales	11.0	1.9	0.2	8.9
Gross profit	15.3	4.9	0.3	10.1
Gross margin	58.4%			53.2%
Operating expenses:
Selling and marketing	3.7	0.3	0.1	3.3
General administrative	2.5	0.4	-	2.1
Research and development	1.1	0.2	-	0.9
Total operating expenses	7.3	0.9	0.1	6.3

Income from operations	$8.0	$4.0	$0.2	$3.8

Revenue was $26.3 million, an increase of $7.3 million, or 38.4%, compared to revenue of $19.0 million for the Second Quarter of Fiscal 2010. This increase was primarily driven by increased worldwide order volume and an estimated $0.5 million favorable impact of currency translation.

Gross profit was $15.3 million, an increase of $5.2 million, or 51.5%, compared to gross profit of $10.1 million for the Second Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 58.4%, an increase of 5.2 percentage points from 53.2% for the Second Quarter of Fiscal 2010, primarily due to improved leverage on higher volume.

Selling and marketing expense was $3.7 million, an increase of $0.4 million, or 12.1%, compared to $3.3 million for the Second Quarter of Fiscal 2010. The increase was driven by higher compensation, benefits and incentives as well as expenditures on marketing initiatives. Selling and marketing expense as a percentage of revenue was 14.1% on higher volume, compared to 17.4% for the Second Quarter of Fiscal 2010.

General and administrative expense was $2.5 million, an increase of $0.4 million, or 19.0%, compared to $2.1 million for the Second Quarter of Fiscal 2010. The increase was primarily due to higher compensation and benefits. General and administrative expense as a percentage of revenue was 9.5% on higher volume, compared to 11.1% for the Second Quarter of Fiscal 2010.

Index

Research and development expense was $1.1 million, an increase of $0.2 million, or 22.2%, compared to $0.9 million for the Second Quarter of Fiscal 2010. Research and development expense as a percentage of revenue was 4.2% on higher volume, compared to 4.7% for the Second Quarter of Fiscal 2010.

Income from operations was $8.0 million, an increase of $4.2 million, or 110.5%, compared to income from operations of $3.8 million for the Second Quarter of Fiscal 2010. This increase was due to higher gross profit, partially offset by increased operating expense. Operating income as a percentage of revenue was 30.4% compared to 20.0% for the Second Quarter of Fiscal 2010.

Detailed Financial Results

Total Company

Orders and Backlog

First Half of Fiscal 2011 Compared to First Half of Fiscal 2010

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 orders, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal			Six Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Orders	$ 258.1	$ 56.8	$ 0.2	$ 201.1

Orders totaled $258.1 million, an increase of $57.0 million, or 28.3%, compared to orders of $201.1 million for the First Half of Fiscal 2010. This increase was primarily due to higher order volume in both segments across all geographies, including the previously mentioned $9 million increase in large Test segment orders.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2011 was $254.1 million, compared to $180.7 million at the end of the Second Quarter of Fiscal 2010.

Results of Operations

First Half of Fiscal 2011 Compared to First Half of Fiscal 2010

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 statements of operations (in millions, except per share data):

Index

	Six Fiscal Months Ended
	April 2,	April 3,
	2011	2010	Variance	% Variance

Revenue	$218.9	$183.2	$35.7	19.5%
Cost of sales	123.3	109.5	13.8	12.6%
Gross profit	95.6	73.7	21.9	29.7%
Gross margin	43.7%	40.2%	3.5	pts
Operating expenses:
Selling and marketing	33.8	32.2	1.6	5.0%
General administrative	18.8	17.9	0.9	5.0%
Research and development	6.7	7.1	(0.4)	-5.6%
Total operating expenses	59.3	57.2	2.1	3.7%

Income from operations	36.3	16.5	19.8	120.0%

Interest expense	(0.8)	(0.9)	0.1	-11.1%
Interest income	0.1	0.1	-	0.0%
Other expense, net	0.1	(0.3)	0.4	-133.3%

Income before income taxes	35.7	15.4	20.3	131.8%
Provision for income taxes	10.6	5.4	5.2	96.3%
Net income	$25.1	$10.0	$15.1	151.0%

Diluted earnings per share	$1.60	$0.60	$1.00	166.7%

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal			Six Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Revenue	$218.9	$34.9	$0.8	$183.2
Cost of sales	123.3	13.3	0.5	109.5
Gross profit	95.6	21.6	0.3	73.7
Gross margin	43.7%			40.2%
Operating expenses:
Selling and marketing	33.8	1.5	0.1	32.2
General administrative	18.8	0.8	0.1	17.9
Research and development	6.7	(0.4)	-	7.1
Total operating expenses	59.3	1.9	0.2	57.2

Income from operations	$36.3	$19.7	$0.1	$16.5

Revenue was $218.9 million, an increase of $35.7 million, or 19.5%, compared to revenue of $183.2 million for the First Half of Fiscal 2010. This increase was driven by a 27.8% higher opening backlog as well as increased order volume in both segments, and an estimated $0.8 million favorable impact of currency translation.

Gross profit was $95.6 million, an increase of $21.9 million, or 29.7%, compared to gross profit of $73.7 million for the First Half of Fiscal 2010. Gross profit as a percentage of revenue was 43.7%, an increase of 3.5 percentage points from 40.2% for the First Half of Fiscal 2010. This increase was driven by leverage on higher volume and favorable product mix, and includes a 0.6 percentage point increase due to lower warranty expense in the Test segment.

Selling and marketing expense was $33.8 million, an increase of $1.6 million, or 5.0%, compared to $32.2 million for the First Half of Fiscal 2010. The increase was primarily due to higher sales commissions, increased discretionary spending and higher bad debt expense. Bad debt expense for the First Half of Fiscal 2010 included a $0.3 million reduction associated with the collection of customer balances previously written off. Selling and marketing expense as a percentage of revenue was 15.4% on higher volume, compared to 17.6% for the First Half of Fiscal 2010.

General and administrative expense was $18.8 million, an increase of $0.9 million, or 5.0%, compared to $17.9 million for the First Half of Fiscal 2010. The increase was driven by higher compensation and benefits and discretionary spending, partially offset by lower legal expenditures. General and administrative expense as a percentage of revenue was 8.6% on higher volume, compared to 9.8% for the First Half of Fiscal 2010.

Index

Research and development expense was $6.7 million, a decrease of $0.4 million, or 5.6%, compared to the First Half of Fiscal 2010, driven by a planned reduction in expenditures in the Test segment. Research and development expense as a percentage of revenue was 3.1% on higher volume, compared to 3.9% for the First Half of Fiscal 2010.

Income from operations was $36.3 million, an increase of $19.8 million, or 120.0%, compared to income from operations of $16.5 million for the First Half of Fiscal 2010. This increase was primarily driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 16.6%, compared to 9.0% for the First Half of Fiscal 2010.

Interest expense, net was $0.7 million, relatively flat compared to the First Half of Fiscal 2010.

Other income (expense), net was $0.1 million of net other income, an increase of $0.4 million, compared to $0.3 million of net other expense in the First Half of Fiscal 2010. This increase was primarily due to a reduction of net losses on foreign currency transactions compared to the First Half of Fiscal 2010.

Provision for income taxes totaled $10.6 million for the First Half of Fiscal 2011, an increase of $5.2 million compared to $5.4 million for the First Half of Fiscal 2010 primarily due to increased income before income taxes, partially offset by a lower effective tax rate. The effective tax rate for the First Half of Fiscal 2011 was 29.7%, a decrease of 5.1 percentage points compared to a tax rate of 34.8% for the First Half of Fiscal 2010, this decrease was primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2011 that extended the United States research and development tax credits, with an effective date that was retroactive to January 1, 2010.

Net income was $25.1 million, an increase of $15.1 million, compared to $10.0 million for the First Half of Fiscal 2010. Earnings per diluted share increased $1.00 to $1.60, compared to $0.60 for the First Half of Fiscal 2010. The increase was primarily driven by increased volume and gross profit. In addition, the reduction in the number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.09 for the First Half of Fiscal 2011.

Segment Results

Test Segment

Orders and Backlog

First Half of Fiscal 2011 Compared to First Half of Fiscal 2010

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal			Six Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Orders	$ 207.5	$ 45.0	$ -	$ 162.5

Orders totaled $207.5 million, an increase of $45.0 million, or 27.7%, compared to orders of $162.5 million for the First Half of Fiscal 2010, primarily due to increased demand across all geographies. First Half of Fiscal 2011 orders included two large ground vehicle orders totaling approximately $29 million while First Half of Fiscal 2010 included two large materials and structures orders totaling approximately $20 million. The Test segment accounted for 80.4% of total Company orders, compared to 80.8% for the First Half of Fiscal 2010.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2011 was $236.8 million, compared to $167.4 million at the end of the Second Quarter of Fiscal 2010.

Index

Results of Operations

First Half of Fiscal 2011 Compared to First Half of Fiscal 2010

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal			Six Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Revenue	$169.3	$21.5	$0.6	$147.2
Cost of sales	102.2	8.9	0.4	92.9
Gross profit	67.1	12.6	0.2	54.3
Gross margin	39.6%			36.9%
Operating expenses:
Selling and marketing	26.0	0.2	0.1	25.7
General administrative	13.9	-	0.1	13.8
Research and development	4.6	(0.7)	-	5.3
Total operating expenses	44.5	(0.5)	0.2	44.8

Income from operations	$22.6	$13.1	$-	$9.5

Revenue was $169.3 million, an increase of $22.1 million, or 15.0%, compared to revenue of $147.2 million for the First Half of Fiscal 2010. The increase was driven by a 26.7% higher beginning backlog and increased order volume, as well as an estimated $0.6 million favorable impact of currency translation.

Gross profit was $67.1 million, an increase of $12.8 million, or 23.6%, compared to gross profit of $54.3 million for the First Half of Fiscal 2010. Gross profit as a percentage of revenue was 39.6%, an increase of 2.7 percentage points from 36.9% for the First Half of Fiscal 2010. This increase was primarily due to increased volume, favorable product mix and lower warranty expense in the First Half of Fiscal 2011.

Selling and marketing expense was $26.0 million, an increase of $0.3 million, or 1.2%, compared to $25.7 million for the First Half of Fiscal 2010. This increase was primarily due to increased sales commissions and higher bad debt expense, partially offset by reduced discretionary spending on marketing initiatives. Bad debt expense for the First Half of Fiscal 2010 included a $0.3 million reduction associated with the collection of customer balances previously written off. Selling and marketing expense as a percentage of revenue was 15.4% on higher volume, compared to 17.5% for the First Half of Fiscal 2010.

General and administrative expense was $13.9 million, relatively flat compared to the First Half of Fiscal 2010, as higher compensation and benefits was offset by decreased legal expense. General and administrative expense as a percentage of revenue was 8.2% on higher volume, compared to 9.4% for the First Half of Fiscal 2010.

Research and development expense was $4.6 million, a decrease of $0.7 million, or 13.2%, compared to $5.3 million for the First Half of Fiscal 2010, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 2.7% on higher volume, compared to 3.6% for the First Half of Fiscal 2010.

Income from operations was $22.6 million, an increase of $13.1 million, or 137.9%, compared to income from operations of $9.5 million for the First Half of Fiscal 2010. The increase reflects higher revenue and gross profit. Operating income as a percentage of revenue was 13.3% on higher volume, compared to 6.5% for the First Half of Fiscal 2010.

Index

Sensors Segment

Orders and Backlog

First Half of Fiscal 2011 Compared to First Half of Fiscal 2010

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal			Six Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Orders	$50.6	$11.8	$0.2	$38.6

Orders totaled $50.6 million, an increase of $12.0 million, or 31.1%, compared to orders of $38.6 million for the First Half of Fiscal 2010, primarily due to higher volume across all geographies as well as an estimated $0.2 million favorable impact of currency translation. The Sensors segment accounted for 19.6% of total Company orders, compared to 19.2% for the First Half of Fiscal 2010.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2011 was $17.3 million, compared to $13.3 million at the end of the Second Quarter of Fiscal 2010.

Results of Operations

First Half of Fiscal 2011 Compared to First Half of Fiscal 2010

The following is a comparison of First Half of Fiscal 2011 and First Half of Fiscal 2010 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal			Six Fiscal
	Months Ended	Estimated		Months Ended
	April 2,	Business	Currency	April 3,
	2011	Change	Translation	2010

Revenue	$49.6	$13.4	$0.2	$36.0
Cost of sales	21.1	4.4	0.1	16.6
Gross profit	28.5	9.0	0.1	19.4
Gross margin	57.3%			54.0%
Operating expenses:
Selling and marketing	7.8	1.3	-	6.5
General administrative	4.9	0.8	-	4.1
Research and development	2.1	0.3	-	1.8
Total operating expenses	14.8	2.4	-	12.4

Income from operations	$13.7	$6.6	$0.1	$7.0

Revenue was $49.6 million, an increase of $13.6 million, or 37.8% compared to $36.0 million for the First Half of Fiscal 2010. This increase was primarily driven by increased worldwide order volume and an estimated $0.2 million favorable impact of currency translation.

Index

Gross profit was $28.5 million, an increase of $9.1 million, or 46.9%, compared to gross profit of $19.4 million for the First Half of Fiscal 2010. Gross profit as a percentage of revenue was 57.3%, an increase of 3.3 percentage points from 54.0% for the First Half of Fiscal 2010, primarily due to improved leverage on higher volume.

Selling and marketing expense was $7.8 million, an increase of $1.3 million, or 20.0%, compared to $6.5 million for the First Half of Fiscal 2010. The increase is primarily due to higher expenditures on selling and marketing initiatives as well as compensation, benefits and incentives. Selling and marketing expense as a percentage of revenue was 15.7% on higher volume, compared to 18.1% for the First Half of Fiscal 2010.

General and administrative expense was $4.9 million, an increase of $0.8 million, or 19.5%, compared to $4.1 million for the First Half of Fiscal 2010, primarily due to higher compensation and benefits and increased discretionary spending. General and administrative expense as a percentage of revenue was 9.9% on higher volume, compared to 11.4% for the First Half of Fiscal 2010.

Research and development expense was $2.1 million, an increase of $0.3 million, or 16.7% compared to $1.8 million for the First Half of Fiscal 2010, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 4.2% on higher volume, compared to 5.0% for the First Half of Fiscal 2010.

Income from operations was $13.7 million, an increase of $6.7 million, or 95.7%, compared to income from operations of $7.0 million for the First Half of Fiscal 2010. This increase was primarily due to higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 27.6% compared to 19.4% for the First Half of Fiscal 2010.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $105.7 million at the end of the Second Quarter of Fiscal 2011. Of this amount, $37.4 million was located in North America, $49.8 million in Europe, and $18.5 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2011, the Company held no short-term investments.

Total cash and cash equivalents increased $29.1 million in the First Half of Fiscal 2011, primarily due to earnings and proceeds from the exercise of stock options, partially offset by employee incentives and related benefit payments, dividend payments, investment in property and equipment, and increased working capital requirements. Total cash and cash equivalents increased $3.2 million in the First Half of Fiscal 2010, primarily due to earnings and decreased working capital requirements, partially offset by dividend payments, purchase of company stock, investment in property and equipment, and an unfavorable impact of currency translation. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $27.4 million for the First Half of Fiscal 2011, compared to cash provided of $27.9 million for the First Half of Fiscal 2010. Cash provided for the First Half of Fiscal 2011 was primarily due to earnings, $9.3 million increased advance payments received from customers driven by higher custom orders, and $3.4 million increased accounts payable resulting from general timing of purchases and payments, partially offset by $8.5 million increased accounts and unbilled receivables resulting from the general timing of billing and collections, $8.5 million increased inventories to support future revenue, and $6.7 million net employee incentives and related benefit payments. Cash provided for the First Half of Fiscal 2010 was primarily due to earnings and $7.3 million decreased accounts and unbilled receivables resulting from the general timing of billing and collections, and $4.2 million increased advance payments received from customers driven by higher custom orders.

Cash flows from investing activities required the use of cash totaling $4.7 million for the First Half of Fiscal 2011, compared to the use of cash totaling $5.5 million for the First Half of Fiscal 2010, each of which reflects investment in property and equipment.

Index

Cash flows from financing activities provided cash totaling $4.6 million for the First Half of Fiscal 2011, compared to the use of cash totaling $12.9 million for the First Half of Fiscal 2010. The cash provided for the First Half of Fiscal 2011 was primarily due to the $10.7 million received in connection with stock option exercises, partially offset by payment of cash dividends of $6.2 million. The cash usage for the First Half of Fiscal 2010 was primarily due to payment of cash dividends of $7.4 million, as well as the use of $5.9 million to purchase approximately 211,500 shares of the Company’s common stock.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2011, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of April 2, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Index

The Company has three discrete reporting units, two of which are assigned goodwill. At April 2, 2011, one reporting unit was assigned $14.1 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.1 million of goodwill exceeded its carrying value by approximately 8 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at April 2, 2011 included $105.7 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.4 million for the six-month fiscal period ended April 2, 2011.

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

Index

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $9.3 million in revenue for the six-month fiscal period ended April 2, 2011.

At April 2, 2011, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of April 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2011, the U.S. Department of Commerce and the U.S. Attorney’s Office for the District of Minnesota notified the Company that they are investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the U.S. Department of Commerce issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On March 11, 2011, the U.S. Department of the Air Force issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On April 7, 2011, the U.S. Department of Commerce issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications. The Company is permitted, under applicable regulations, to continue performing work under existing Government contracts during the investigation and suspension. While the Company continues to investigate these matters and to respond to the government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss, if any, from these matters.  For more information on the Department of Commerce’s and the U.S. Attorney Office’s investigations, see “Part II, Item 1A. Risk Factors” herein.

Item 1A.  Risk Factors

The Company’s business may be affected by government contracting risks. Government business is important to the Company. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of the Company’s total revenue was approximately 5% during the first half of fiscal 2011 and 7% for all of fiscal 2010.

The Company must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting and result in administrative, civil or criminal penalties. Failure to comply could have a material adverse effect on the Company’s reputation, its ability to secure future U.S. Government contracts, and its results of operations and financial condition. These laws and regulations also create compliance risk and affect how the Company does business with federal agency clients. U.S. Government contracts, as well as contracts with certain foreign governments with which we do business, are also subject to modification or termination by the government, either for the convenience of the government or for default as a result of the Company’s failure to perform under the applicable contract.

Index

In January 2011, the U.S. Department of Commerce and the U.S. Attorney’s Office for the District of Minnesota notified the Company that they are investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the U.S. Department of Commerce issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On March 11, 2011, the U.S. Department of the Air Force issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On April 7, 2011, the U.S. Department of Commerce issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications. The Company is permitted, under applicable regulations, to continue performing work under existing Government contracts during the investigation and suspension. While the Company continues to investigate these matters and to respond to the government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss, if any, from these matters.

Any civil or criminal action that might be commenced against the Company as a result of the Department of Commerce’s and/or the U.S. Attorney Office’s investigations could result in the imposition of significant penalties and/or fines against the Company.  If the Company is subject to an adverse finding resulting from the Department of Commerce’s or the U.S. Attorney Office’s investigations, it could be required to pay damages or penalties or have other remedies imposed upon it.  In addition, the period of time necessary to resolve this matter is uncertain and could require significant management and financial resources that could otherwise be devoted to the operation of the Company’s business.  An extended suspension or disbarment from contracting with the U.S. Government or any fines, penalties or other sanctions imposed as a result of the investigations could have a material adverse effect on the Company’s results of operations and business.

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

MTS SYSTEMS CORPORATION

Dated: May 5, 2011	/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Dated: May 5, 2011	/s/ SUSAN E. KNIGHT
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