Form 10-Q
period 2011-07-02
MTS SYSTEMS CORP
filed 2011-08-05
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 2, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

☒        Yes                            No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 ☒        Yes                           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

 ☒  Yes                             No

The number of shares outstanding of the Registrant’s common stock as of August 3, 2011 was 15,674,440 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE FISCAL MONTHS ENDED JULY 2, 2011

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	July 2,	October 2,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$101,301	$76,611
Accounts receivable, net of allowances for doubtful accounts of $1,493 and $1,358 respectively	81,576	66,369
Unbilled accounts receivable	42,368	26,389
Inventories	66,335	51,792
Prepaid expenses and other current assets	4,043	10,799
Deferred income taxes	13,406	12,742
Total current assets	309,029	244,702

Property and equipment, net	57,413	56,444
Goodwill	15,953	15,429
Other intangible assets, net	25,383	24,753
Other assets	4,656	3,368
Deferred income taxes	1,765	1,709
Total Assets	$414,199	$346,405

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,240	$40,229
Accounts payable	29,459	21,818
Accrued payroll and related costs	32,382	32,725
Advance payments from customers	62,268	44,000
Accrued warranty costs	5,752	7,505
Accrued income taxes	7,606	2,642
Deferred income taxes	1,780	996
Other accrued liabilities	13,673	11,925
Total current liabilities	193,160	161,840

Deferred income taxes	5,920	6,057
Non-current accrued income taxes	4,414	4,181
Pension benefit plan	4,199	3,080
Other long-term liabilities	4,708	5,141
Total Liabilities	212,401	180,299

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 15,596 and 15,264 shares issued and outstanding, respectively	3,899	3,816
Retained earnings	178,608	147,609
Accumulated other comprehensive income	19,291	14,681
Total Shareholders' Investment	201,798	166,106
Total Liabilities and Shareholders' Investment	$414,199	$346,405

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Revenue:
Product	$100,363	$70,677	$287,293	$224,718
Service	16,469	14,267	48,476	43,456
Total revenue	116,832	84,944	335,769	268,174
Cost of sales:
Product	58,368	44,016	165,697	138,605
Service	8,634	7,679	24,663	22,610
Total cost of sales	67,002	51,695	190,360	161,215
Gross profit	49,830	33,249	145,409	106,959

Operating expenses:
Selling and marketing	17,462	16,007	51,192	48,263
General and administrative	12,892	14,602	31,712	32,483
Research and development	3,852	4,154	10,538	11,206
Total operating expenses	34,206	34,763	93,442	91,952

Income (loss) from operations	15,624	(1,514)	51,967	15,007

Interest expense	(195)	(115)	(1,049)	(1,071)
Interest income	121	162	225	281
Other income (expense), net	856	(96)	973	(419)

Income (loss) before income taxes	16,406	(1,563)	52,116	13,798
Income tax provision (benefit)	5,453	(1,568)	16,066	3,782
Net income	$10,953	$5	$36,050	$10,016

Earnings per share:
Basic-
Earnings per share	$0.70	$0.00	$2.34	$0.61
Weighted average number of common shares outstanding - basic	15,570	16,315	15,435	16,454

Diluted-
Earnings per share	$0.69	$0.00	$2.29	$0.61
Weighted average number of common shares outstanding - diluted	15,789	16,378	15,718	16,509

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Fiscal Months Ended
	July 2,	July 3,
	2011	2010

Cash flows from operating activities:
Net income	$36,050	$10,016
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,225	1,671
Net periodic pension benefit cost	541	304
Depreciation and amortization	9,650	9,480
Deferred income taxes	(36)	1,506
Bad debt provision	634	(148)

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(29,696)	13,655
Inventories	(13,653)	(1,962)
Prepaid expenses	(380)	(1,022)
Accounts payable	7,137	833
Accrued payroll and related costs	(469)	3,906
Advance payments from customers	17,783	(623)
Accrued warranty costs	(1,877)	(1,389)
Other assets and liabilities	7,596	(2,944)
Net cash provided by operating activities	35,505	33,283

Cash flows from investing activities:
Purchases of property and equipment	(7,552)	(8,423)
Purchase of business	-	(6,748)
Net cash used in investing activities	(7,552)	(15,171)

Cash flows from financing activities:
Net receipts under short-term borrowings	2	74
Cash dividends	(9,300)	(9,814)
Proceeds from exercise of stock options and employee stock purchase plan	12,384	773
Payments to purchase and retire common stock	(9,711)	(10,701)
Net cash used in financing activities	(6,625)	(19,668)

Effect of exchange rate on changes in cash	3,362	(12,614)

Net increase (decrease) in cash and cash equivalents	24,690	(14,170)

Cash and cash equivalents, at beginning of period	76,611	118,885
Cash and cash equivalents, at end of period	$101,301	$104,715

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$989	$1,150
Income taxes	$3,876	$7,692

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2010 as filed with the SEC on December 1, 2010 (the “2010 Form 10-K”). Interim results of operations for the three and nine-month fiscal periods ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. Revenue from post contract software maintenance and support services is recognized ratably over the defined contractual period of the maintenance agreement.

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

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at July 2, 2011 and October 2, 2010 were as follows:

	July 2, 2011	October 2, 2010
	(expressed in thousands)
Customer projects in various stages of completion	$21,609	$16,126
Components, assemblies and parts	44,726	35,666
Total	$66,335	$51,792

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-month fiscal periods ended July 2, 2011 and July 3, 2010 was $0.4 million and $0.3 million respectively. Amortization expense for software development costs for the nine-month fiscal periods ended July 2, 2011 and July 3, 2010 was $1.1 million and $1.0 million, respectively. See Note 3 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 were as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands)
Beginning balance	$6,371	$8,571	$7,505	$9,774
Warranty provisions	557	1,417	2,043	4,436
Warranty claims	(1,507)	(1,807)	(4,437)	(5,824)
Adjustments to preexisting warranties	279	-	518	-
Currency translation	52	(173)	123	(378)
Ending balance	$5,752	$8,008	$5,752	$8,008

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

2. Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-14 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-14 upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 were effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-13 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-13 upon adoption.

3. Capital Assets

Property and Equipment
Property and equipment at July 2, 2011 and October 2, 2010 consist of the following:

	July 2,	October 2,
	2011	2010
	(expressed in thousands)
Land and improvements	$1,716	$1,714
Buildings and improvements	54,262	52,535
Machinery and equipment	108,242	104,405
Total	164,220	158,654
Less accumulated depreciation	(106,807)	(102,210)
Property and equipment, net	$57,413	$56,444

Goodwill

At July 2, 2011, $14.3 million and $1.7 million of goodwill was associated with the Test and Sensors segments, respectively. At October 2, 2010, $13.8 million and $1.6 million of goodwill was associated with the Test and Sensors segments, respectively. The increase in goodwill associated with both the Test and Sensors segments during the nine-month fiscal period ended July 2, 2011 was due to currency translation.

Other Intangible Assets
Other intangible assets at July 2, 2011 and October 2, 2010 consist of the following:

	July 2, 2011
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(expressed in thousands)
Software development costs	$14,222	$(3,196)	$11,026	5.8
Patents	9,810	(1,920)	7,890	15.3
Trademarks and trade names	5,869	(761)	5,108	30.2
Non-compete agreements	2,570	(2,356)	214	3.0
Land-use rights	1,208	(63)	1,145	47.8
Total	$33,679	$(8,296)	$25,383	13.9

	October 2, 2010
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(expressed in thousands)
Software development costs	$11,640	$(2,062)	$9,578	6.0
Patents	9,484	(1,347)	8,137	15.3
Trademarks and trade names	5,689	(603)	5,086	30.2
Non-compete agreements	2,485	(1,657)	828	3.0
Land-use rights	1,167	(43)	1,124	47.8
Total	$30,465	$(5,712)	$24,753	14.7

Amortization expense recognized during the three-month fiscal periods ended July 2, 2011 and July 3, 2010 was $0.8 million and $0.7 million, respectively. Amortization expense recognized during the nine-month fiscal periods ended July 2, 2011 and July 3, 2010 was $2.4 million and $2.3 million, respectively.

4. Stock Purchases

During the third quarter of fiscal year 2011, the Company paid $9.6 million pursuant to the settlement of an accelerated share purchase agreement with an unrelated third party investment bank. This agreement was initially entered into during the fourth quarter of fiscal year 2010. During the entire term of the agreement, the forward contract was indexed to, and could potentially have been settled in, the Company’s common stock. As a result, the forward contract met the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $25.0 million payment to the investment bank and immediately received approximately 0.9 million shares of its common stock. Effective as of the date of the initial stock purchase, the transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively. Upon settlement of the contract, the Company adjusted retained earnings to reflect the final settlement amount.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and awards, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.2 million and 1.2 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month fiscal periods ended July 2, 2011 and July 3, 2010, respectively. Stock options to acquire 0.3 million and 1.2 million weighted common shares have been excluded from diluted weighted shares outstanding for the nine-month fiscal periods ended July 2, 2011 and July 3, 2010, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands, except per share data)

Net income	$10,953	$5	$36,050	$10,016

Weighted average common shares outstanding	15,570	16,315	15,435	16,454
Dilutive potential common shares	219	63	283	55
Total diluted weighted shares outstanding	15,789	16,378	15,718	16,509
Earnings per share:
Basic	$0.70	$0.00	$2.34	$0.61
Diluted	$0.69	$0.00	$2.29	$0.61

6. Business Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into two reportable segments, “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, materials and structures markets. The Sensors segment provides high-performance position sensors for a variety of industrial and vehicular applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s 2010 Form 10-K. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands)
Revenue by Segment:
Test	$89,346	$64,602	$258,649	$211,806
Sensors	27,486	20,342	77,120	56,368
Total revenue	$116,832	$84,944	$335,769	$268,174

Income (Loss) from Operations by Segment:
Test	$8,941	$(6,742)	$31,536	$2,778
Sensors	6,683	5,228	20,431	12,229
Total income (Loss) from operations	$15,624	$(1,514)	$51,967	$15,007

7. Derivative Instruments and Hedging Activities

 The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of July 2, 2011, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the July 2, 2011 and October 2, 2010 Consolidated Balance Sheet as follows:

	July 2, 2011
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$46	$1,295
Interest rate swaps	-	832
Total designated hedge derivatives	46	2,127

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	3
Total hedge and other derivatives	$46	$2,130

	October 2, 2010
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$126	$547
Interest rate swaps	-	1,406
Total designated hedge derivatives	126	1,953

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	1,023
Total hedge and other derivatives	$126	$2,976

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

At July 2, 2011 and July 3, 2010, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $34.4 million and $8.9 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $31.6 million and $7.5 million at July 2, 2011 and July 3, 2010, respectively. At July 2, 2011 the net market value of the foreign currency exchange contracts was a net liability of $1.3 million, consisting of $1.3 million in liabilities and less than $0.1 million in assets. At July 3, 2010 the net market value of the foreign currency exchange contracts was a net asset of $0.1 million, consisting of $0.2 million in assets and $0.1 million in offsetting liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July, 2	July, 3	July, 2	July, 3
	2011	2010	2011	2010
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$(635)	$259	$(384)	$(519)
Net loss (gain) reclassified into Revenue (effective portion)	429	(349)	838	86
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	4	-	11	-
Net (loss) gain recognized in OCI (effective portion)	(831)	284	(1,498)	627
Ending unrealized net (loss) gain in AOCI	$(1,033)	$194	$(1,033)	$194

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010. At July 2, 2011 and July 3, 2010, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.7 million and a net gain of $0.2 million, respectively. The maximum remaining maturity of any forward or optional contract at July 2, 2011 and July 3, 2010 was 3.1 years and 0.6 years, respectively.

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

At July 2, 2011 and July 3, 2010 the Company had outstanding interest rate swaps with total notional amounts of $24.0 million and $40.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At July 2, 2011 and July 3, 2010, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.44% and 3.31%, respectively. At July 2, 2011 and July 3, 2010, there was a 45 basis-point and 50 basis-point differential, respectively, between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.89% and 3.81%, respectively. The Company is currently paying a floating interest rate on $16.0 million of its outstanding debt at U.S. LIBOR plus 45 basis points (0.65% rate in effect at July 2, 2011).

In January 2011, the Company entered into forward interest rate swaps with a total notional amount of $27.0 million effective December 2011 to pay fixed interest rates ranging from 1.02% to 1.08% in exchange for interest received at monthly U.S. LIBOR.

The following table shows the contractual maturities of the interest rate hedging relationships at July 2, 2011:

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

The total market value of interest rate swaps and forward interest rate swaps at July 2, 2011 and July 3, 2010 was a liability of $0.8 million and $1.6 million, respectively. The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(950)	$(1,622)	$(1,406)	$(1,894)
Net loss reclassified into Interest expense (effective portion)	222	304	739	921
Net loss recognized in OCI (effective portion)	(104)	(232)	(165)	(577)
Ending unrealized net loss in AOCI	$(832)	$(1,550)	$(832)	$(1,550)

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

At July 2, 2011 and July 3, 2010, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $26.7 million and $36.8 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at July 2, 2011 and July 3, 2010 was $6.5 million and $0.2 million, respectively. At July 2, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million, consisting entirely of liabilities. At July 3, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $0.2 million, consisting entirely of liabilities.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands)
Net loss recognized in Other income (expense), net	$(192)	$(241)	$(692)	$(165)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of July 2, 2011 and October 2, 2010, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	July 2, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$46	$-	$46
Total assets	$-	$46	$-	$46

Liabilities:
Currency contracts(1)	$-	$1,298	$-	$1,298
Interest rate swaps(2)	-	832	-	832
Total liabilities	$-	$2,130	$-	$2,130

	October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$126	$-	$126
Total assets	$-	$126	$-	$126

Liabilities:
Currency contracts(1)	$-	$1,570	$-	$1,570
Interest rate swaps(2)	-	1,406	-	1,406
Total liabilities	$-	$2,976	$-	$2,976

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Comprehensive Income for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands)

Net income	$10,953	$5	$36,050	$10,016

Change in cumulative translation adjustment	2,395	(7,638)	5,183	(16,350)
Pension benefit plan adjustments	40	(263)	(524)	(317)
Change in unrealized loss on derivative instruments	(176)	4	(49)	661
Comprehensive income	$13,212	$(7,892)	$40,660	$(5,990)

10. Financing

Short-term borrowings at July 2, 2011 and October 2, 2010 consist of the following:

	July 2,	October 2,
	2011	2010
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.65% rate in effect at July 2, 2011), maturing July 2011, with optional month-to-month term renewal and loan repricing until 2012	$40,000	$40,000

Notes payable, non-interest bearing	240	229

Total short-term borrowings	$40,240	$40,229

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At July 2, 2011 and October 2, 2010, outstanding borrowings under the credit facility were $40.0 million. At July 2, 2011, the Company had outstanding letters of credit drawn from the credit facility totaling $12.8 million, leaving approximately $22.2 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on certain of its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps and forward interest rate swaps. As of July 2, 2011 the Company is paying a fixed interest rate on $24.0 million of the outstanding debt and paying a floating interest rate based on U.S. LIBOR plus 45 basis points on the remaining $16.0 million outstanding. At July 2, 2011 and October 2, 2010, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average interest rate applicable to outstanding credit facility borrowings was 2.89%. Subsequent to July 2, 2011, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. The Company intends to renew each of the applicable outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

11. Income Taxes

As of July 2, 2011, the Company’s liability for unrecognized tax benefits was $4.4 million, of which $1.6 million would favorably affect the Company’s effective tax rate if recognized. At October 2, 2010, the Company’s liability for unrecognized tax benefits was $4.2 million, of which $1.3 million would favorably affect the Company’s effective tax rate if recognized. As of July 2, 2011, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Legislation was enacted in December of fiscal year 2011 that extended the United States research and development credit, with an effective date that is retroactive to January 1, 2010.  As a result of this retroactive legislation, the Company recognized a tax benefit of approximately $1.0 million during the nine-month fiscal period ended July 2, 2011.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 included the following components:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(expressed in thousands)

Service cost	$124	$81	$359	$264
Interest cost	205	182	594	594
Expected return on plan assets	(181)	(173)	(526)	(566)
Net amortization and deferral	39	3	114	12
Net periodic benefit cost	$187	$93	$541	$304

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and nine-month fiscal periods ended July 2, 2011 and July 3, 2010 was 5.2% and 5.9%, respectively.

13. Legal Matters

In January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain and produce to the Government certain documents related to the Company’s ORCA Certifications. On March 11, 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On April 1, 2011, the Company’s Board of Directors authorized its Audit Committee to serve as a special committee to initiate an independent review and monitoring of the Company’s suspension from U.S. Government contracting and to oversee an investigation by independent counsel of the events giving rise to the suspension and the USAO and DOC investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and Government contracting compliance policies. The USAO also has recently expanded the scope of its inquiry to include the Company’s compliance record and practices in areas including export controls and government contracts.  The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and is conducting its own review of these matters.

The Company remains permitted, under applicable regulations, to continue performing work under its existing U.S. Government contracts during the investigation and suspension. While the Company continues to investigate these matters and to respond to the Government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss associated with these matters or to predict with certainty the timeline for the resolution of these matters.  For more information on the DOC’s and the USAO’s investigations, see Part II, Item 1, “Legal Proceedings” herein.

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

In addition to the risk factors listed above, the Company’s business and results of operations may be adversely affected by government contracting risks. Such risks include modification or termination of such contracts, the results of the investigation currently being conducted by the U.S. Department of Commerce and the U.S. Attorney’s Office of the District of Minnesota, and the loss of business related to the suspension from contracting with the U.S. Government (both as a prime contractor and subcontractor) and certain entities which receive U.S. Government funding and/or which are subject to the Federal Acquisition Regulations (FAR). In addition, the risks include loss of business related to those state government and commercial customers which decline to contract with entities suspended from government contracting.

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

Summary of Financial Results

Three Fiscal Months Ended July 2, 2011 (“Third Quarter of Fiscal 2011”) Compared to Three Fiscal Months Ended July 3, 2010 (“Third Quarter of Fiscal 2010”)

Highlights for the Third Quarter of Fiscal 2011 compared to the Third Quarter of Fiscal 2010 include:

•
As was previously disclosed, in January 2011 the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. Further, in March 2011 the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. The USAO also has recently expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts.  The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company will continue to review these matters and to cooperate fully with the Government’s requests, as appropriate.

The Company will experience a loss of revenue from contract opportunities lost or not allowed to bid and from contracts cancelled during the suspension.  As of the suspension date, the Company had approximately $13 million of active market opportunities through July 2, 2011 affected by the suspension for which the Company believes it had a reasonable opportunity to compete, but which may or may not have been awarded to the Company. The Company estimates that it has lost approximately $6 million of such opportunities through July 2, 2011. Since the suspension, the Company is unable to submit bids on U.S. Government prime contracts and subcontracts (to the extent that such contracts exceed $30,000), or with certain state governments or with commercial customers which decline to contract with suspended government contractors. The Company is permitted, under applicable regulations, to continue performing work under existing Government contracts during the investigation and suspension. During the first nine months of fiscal 2011, existing customer orders totaling approximately $100,000 in the aggregate have been cancelled due to the suspension. Although revenue from U.S. Government contracts varies by year, such revenue as a percentage of the Company’s total revenue was approximately 5% during the first nine months of fiscal 2011 and 7% for all of fiscal 2010.

Further, the Company expects to incur additional General and Administrative expenses related to legal and consulting fees as part of the on-going investigation, as well as increased compliance costs. The Company incurred $2.6 million of costs related to this matter in the third quarter of fiscal 2011, and has incurred $3.4 million of such costs in the first nine months of fiscal 2011.

An extended suspension or debarment from contracting with the U.S. Government could have a material impact on the results of operations and financial condition. The duration of the suspension or potential debarment is not known at this time so the Company is unable to estimate the potential impact on its results of operations and financial condition.

•
Orders increased 59.6% to $149.5 million, compared to $93.7 million for the Third Quarter of Fiscal 2010. This increase is comprised of 69.0% growth in the Test segment, primarily in Europe and Asia, 28.1% worldwide growth in the Sensors segment, and an estimated 11% favorable impact of currency translation. Orders in the quarter included three large (in excess of $5.0 million) Test segment orders totaling approximately $35 million, an increase of $29 million compared to large Test segment orders in the Third Quarter of Fiscal 2010.

•	Backlog of undelivered orders was a record high $288.7 million, an increase of 53.9% compared to $187.6 million at the end of the Third Quarter of Fiscal 2010.

•
Revenue increased 37.6% to $116.8 million, compared to $84.9 million for the Third Quarter of Fiscal 2010. This increase was comprised of 38.2% growth in the Test Segment and 35.5% growth in Sensors, driven by higher beginning backlog and order volume in the quarter. In addition, currency translation favorably impacted revenue by an estimated 7%.

•
Income from operations was $15.6 million, compared to a loss from operations of $1.5 million for the Third Quarter of Fiscal 2010. This increase was primarily driven by higher gross profit from higher volume. As previously mentioned, operating expenses included legal and consulting expenses of $2.6 million related to the U.S. Government matter. Operating expenses in the Third Quarter of Fiscal 2010 included legal settlement costs of $6.3 million.

•	Earnings per diluted share were $0.69, compared to $0.00 for the Third Quarter of Fiscal 2010 primarily driven by higher income from operations.

Nine Fiscal Months Ended July 2, 2011 (“First Nine Fiscal Months of 2011”) Compared to Nine Fiscal Months Ended July 3, 2010 (“First Nine Fiscal Months of 2010”)

Highlights for the First Nine Fiscal Months of 2011 include:

•
Orders increased 38.2% to $407.5 million, compared to $294.8 million for the First Nine Fiscal Months of 2010. This increase is comprised of 40.3% worldwide growth in the Test segment and 30.2% worldwide growth in the Sensors segment. Orders in the First Nine Fiscal Months of 2011 included five large (in excess of $5.0 million) Test segment orders totaling approximately $64 million, an increase of $38 million compared to large Test segment orders in the First Nine Fiscal Months of 2010.

•
Revenue increased 25.2% to $335.8 million, compared to $268.2 million for the First Nine Fiscal Months of 2010. This increase was comprised of 22.1% growth in the Test Segment, resulting from a 26.7% higher beginning backlog and order volume, and 36.7% growth in Sensors driven by increased order volume.

•
Income from operations was $52.0 million, compared to $15.0 million for the First Nine Fiscal Months of 2010. This increase was primarily driven by higher gross profit from increased volume, net of $1.5 million higher operating expenses. Operating expenses in the First Nine Months of 2011 included legal and consulting expenses of $3.4 million related to the previously mentioned U.S. Government matter. Operating expenses in the First Nine Months of Fiscal 2010 included the previously mentioned $6.3 million of legal settlement costs.

•
Earnings per diluted share increased to $2.29, compared to $0.61 for the First Nine Fiscal Months of Fiscal 2010. In addition to the benefit of higher income from operations, the reduction in the number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per diluted share by $0.11.

Detailed Financial Results

Total Company

Orders and Backlog

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Orders	$149.5	$45.8	$10.0	$93.7

Orders totaled $149.5 million, an increase of $55.8 million, or 59.6%, compared to orders of $93.7 million for the Third Quarter of Fiscal 2010. This increase was primarily due to higher order volume in Europe and Asia in the Test segment and higher volume across all geographies in the Sensors segment, including the previously mentioned $29 million increase in large Test segment orders. Additionally, orders for the Third Quarter of Fiscal 2011 include an estimated $10.0 million favorable impact of currency translation.

Backlog of undelivered orders at the end of the third quarter was $288.7 million, an increase of 53.9% from backlog of $187.6 million at the end of the Third Quarter of Fiscal 2010. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

Results of Operations

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	July 2,	July 3,
	2011	2010	Variance	% Variance

Revenue	$116.8	$84.9	$31.9	37.6%
Cost of sales	67.0	51.7	15.3	29.6%
Gross profit	49.8	33.2	16.6	50.0%
Gross margin	42.7%	39.1%	3.6	pts

Operating expenses:
Selling and marketing	17.4	16.0	1.4	8.7%
General administrative	12.9	14.6	(1.7)	-11.6%
Research and development	3.9	4.1	(0.2)	-4.9%
Total operating expenses	34.2	34.7	(0.5)	-1.4%

Income (loss) from operations	15.6	(1.5)	17.1	NM

Interest expense	(0.2)	(0.1)	(0.1)	100.0%
Interest income	0.1	0.1	-	0.0%
Other income (expense), net	0.9	(0.1)	1.0	NM

Income (loss) before income taxes	16.4	(1.6)	18.0	NM
Income tax provision (benefit)	5.4	(1.6)	7.0	NM
Net income	$11.0	$-	$11.0	NM

Diluted earnings per share	$0.69	$0.00	$0.69	NM

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Revenue	$116.8	$25.7	$6.2	$84.9
Cost of sales	67.0	11.5	3.8	51.7
Gross profit	49.8	14.2	2.4	33.2
Gross margin	42.7%			39.1%
Operating expenses:
Selling and marketing	17.4	0.6	0.8	16.0
General administrative	12.9	(2.2)	0.5	14.6
Research and development	3.9	(0.3)	0.1	4.1
Total operating expenses	34.2	(1.9)	1.4	34.7

Income (loss) from operations	$15.6	$16.1	$1.0	$(1.5)

Revenue was $116.8 million, an increase of $31.9 million, or 37.6%, compared to revenue of $84.9 million for the Third Quarter of Fiscal 2010. The increase was driven by a 40.6% higher beginning backlog as well as increased order volume, and an estimated $6.2 million favorable impact of currency translation.

Gross profit was $49.8 million, an increase of $16.6 million, or 50.0%, compared to gross profit of $33.2 million for the Third Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 42.7%, an increase of 3.6 percentage points from 39.1% for the Third Quarter of Fiscal 2010. This increase was driven by leverage on higher volume and favorable product mix, and includes a 0.6 percentage point increase due to lower warranty expense in the Test segment.

Selling and marketing expense was $17.4 million, an increase of $1.4 million, or 8.7%, compared to $16.0 million for the Third Quarter of Fiscal 2010. This increase was primarily due to an estimated $0.8 million unfavorable impact of currency translation as well as higher compensation, benefits and sales commissions. Selling and marketing expense as a percentage of revenue was 14.9% on higher volume, compared to 18.8% for the Third Quarter of Fiscal 2010.

General and administrative expense was $12.9 million, a decrease of $1.7 million, or 11.6%, compared to $14.6 million for the Third Quarter of Fiscal 2010. This decrease was primarily driven by decreased legal and consulting expenses, partially offset by increased other professional fees, higher compensation and benefits as well as an estimated $0.5 million unfavorable impact of currency translation. Legal and consulting expenses for the Third Quarter of Fiscal 2011 included $2.6 million related to the previously mentioned U.S. Government matter, of which $1.9 million and $0.7 million was allocated to the Test segment and Sensors segment, respectively. Legal expenses for the Third Quarter of Fiscal 2010 included $6.3 million of costs associated with a legal settlement. General and administrative expense as a percentage of revenue was 11.0% on higher volume, compared to 17.2% for the Third Quarter of Fiscal 2010.

Research and development expense was $3.9 million, a decrease of $0.2 million, or 4.9%, compared to $4.1 million for the Third Quarter of Fiscal 2010, driven by a planned reduction in expenditures in the Test segment. Research and development expense as a percentage of revenue was 3.3% on higher volume, compared to 4.8% for the Third Quarter of Fiscal 2010.

Income (loss) from operations was income of $15.6 million, compared to a loss of $1.5 million for the Third Quarter of Fiscal 2010. This increase was primarily driven by higher gross profit. Operating income as a percentage of revenue was 13.4% for the Third Quarter of Fiscal 2011, compared to operating loss as a percentage of revenue was 1.8% for the Third Quarter of Fiscal 2010.

Interest expense, net was $0.1 million, relatively flat compared to the Third Quarter of Fiscal 2010.

Other income (expense), net was $0.9 million of income, an increase of $1.0 million, compared to $0.1 million of expense in the Third Quarter of Fiscal 2010. This increase was primarily due to net gains on foreign currency transactions compared to net losses on foreign currency transactions in the Third Quarter of Fiscal 2010, as well as $0.2 million higher royalty income.

Income tax provision (benefit) was a provision of $5.4 million for the Third Quarter of Fiscal 2011, an increase of $7.0 million compared to a benefit of $1.6 million for the Third Quarter of Fiscal 2010. The increase was primarily due to increased income before income taxes. The tax benefit for the Third Quarter of Fiscal 2010 included favorable tax benefits associated with the release of certain contingencies and the cash repatriation of earnings.

Net income was $11.0 million, compared to less than $0.1 million for the Third Quarter of Fiscal 2010. Earnings per diluted share was $0.69, compared to $0.00 for the Third Quarter of Fiscal 2010. This increase was primarily driven by increased gross profit.

Segment Result

Test Segment

Orders and Backlog

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Orders	$121.7	$42.1	$7.6	$72.0

Orders totaled $121.7 million, an increase of $49.7 million, or 69.0%, compared to orders of $72.0 million for the Third Quarter of Fiscal 2010, primarily driven by increased volume in Europe and Asia, and an estimated $7.6 million favorable impact of currency translation. Third Quarter of Fiscal 2011 orders included three large orders in the structures market totaling approximately $35 million while Third Quarter of Fiscal 2010 included one large ground vehicle order of approximately $6 million. The Test segment accounted for 81.4% of total Company orders, compared to 76.9% for the Third Quarter of Fiscal 2010.

Backlog of undelivered orders at the end of the quarter was $270.8 million, an increase of 56.3% from backlog of $173.3 million at the end of the Third Quarter of Fiscal 2010.

Results of Operations

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Revenue	$89.3	$20.9	$3.8	$64.6
Cost of sales	55.3	9.4	2.8	43.1
Gross profit	34.0	11.5	1.0	21.5
Gross margin	38.1%			33.3%
Operating expenses:
Selling and marketing	13.0	-	0.5	12.5
General administrative	9.4	(3.4)	0.2	12.6
Research and development	2.7	(0.4)	-	3.1
Total operating expenses	25.1	(3.8)	0.7	28.2

Income (loss) from operations	$8.9	$15.3	$0.3	$(6.7)

Revenue was $89.3 million, an increase of $24.7 million, or 38.2%, compared to revenue of $64.6 million for the Third Quarter of Fiscal 2010. The increase was driven by a 41.5% higher beginning backlog and an estimated $3.8 million favorable impact of currency translation.

Gross profit was $34.0 million, an increase of $12.5 million, or 58.1%, compared to gross profit of $21.5 million for the Third Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 38.1%, an increase of 4.8 percentage points from 33.3% for the Third Quarter of Fiscal 2010, primarily from leverage on higher volume, favorable product mix and lower warranty expense.

Selling and marketing expense was $13.0 million, an increase of $0.5 million, or 4.0%, compared to $12.5 million for the Third Quarter of Fiscal 2010. This increase was primarily due to an estimated $0.5 million unfavorable impact of currency translation, as increased sales commissions were offset by reduced discretionary spending. Selling and marketing expense as a percentage of revenue was 14.6% on higher volume, compared to 19.3% for the Third Quarter of Fiscal 2010.

General and administrative expense was $9.4 million, a decrease of $3.2 million, or 25.4%, compared to $12.6 million for the Third Quarter of Fiscal 2010. This decrease was primarily driven by decreased legal expenses, partially offset by increased other professional fees and higher compensation and benefits. As previously mentioned, legal and consulting expenses for the Third Quarter of Fiscal 2011 included $1.9 million related to the U.S. Government matter while legal expenses for the Third Quarter of Fiscal 2010 included legal settlement costs of $6.3 million. General and administrative expense as a percentage of revenue was 10.5% on higher volume, compared to 19.5% for the Third Quarter of Fiscal 2010.

Research and development expense was $2.7 million, a decrease of $0.4 million, or 12.9%, compared to $3.1 million for the Third Quarter of Fiscal 2010, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 3.0% on higher volume, compared to 4.8% for the Third Quarter of Fiscal 2010.

Income (loss) from operations was an income from operations of $8.9 million, an increase of $15.6 million, compared to a loss from operations of $6.7 million for the Third Quarter of Fiscal 2010. The increase reflects higher revenue and gross profit as well as lower operating expenses. Operating income as a percentage of revenue was 10.0% for the Third Quarter of Fiscal 2011, compared to operating loss as a percentage of revenue of 10.4% for the Third Quarter of Fiscal 2010.

Sensors Segment

Orders and Backlog

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Orders	$27.8	$3.7	$2.4	$21.7

Orders totaled $27.8 million, an increase of $6.1 million, or 28.1%, compared to orders of $21.7 million for the Third Quarter of Fiscal 2010, primarily due to higher volume across all geographies, and an estimated $2.4 million favorable impact of currency translation. The Sensors segment accounted for 18.6% of total Company orders, compared to 23.1% for the Third Quarter of Fiscal 2010.

Backlog of undelivered orders at the end of the quarter was $17.9 million, an increase of 25.2% from backlog of $14.3 million at the end of the Third Quarter of Fiscal 2010.

Results of Operations

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

The following is a comparison of Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Revenue	$27.5	$4.8	$2.4	$20.3
Cost of sales	11.7	2.1	1.0	8.6
Gross profit	15.8	2.7	1.4	11.7
Gross margin	57.4%			57.7%
Operating expenses:
Selling and marketing	4.4	0.6	0.3	3.5
General administrative	3.5	1.2	0.3	2.0
Research and development	1.2	0.1	0.1	1.0
Total operating expenses	9.1	1.9	0.7	6.5

Income from operations	$6.7	$0.8	$0.7	$5.2

Revenue was $27.5 million, an increase of $7.2 million, or 35.5%, compared to revenue of $20.3 million for the Third Quarter of Fiscal 2010. This increase was primarily driven by increased worldwide order volume and an estimated $2.4 million favorable impact of currency translation.

Gross profit was $15.8 million, an increase of $4.1 million, or 35.0%, compared to gross profit of $11.7 million for the Third Quarter of Fiscal 2010. Gross profit as a percentage of revenue was 57.4%, a decrease of 0.3 percentage points from 57.7% for the Third Quarter of Fiscal 2010, primarily due to increased material costs and certain labor inefficiencies.

Selling and marketing expense was $4.4 million, an increase of $0.9 million, or 25.7%, compared to $3.5 million for the Third Quarter of Fiscal 2010. The increase was driven by higher compensation, benefits and incentives, increased expenditures on marketing initiatives as well as an estimated $0.3 million unfavorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 16.0% on higher volume, compared to 17.2% for the Third Quarter of Fiscal 2010.

General and administrative expense was $3.5 million, an increase of $1.5 million, or 75.0%, compared to the Third Quarter of Fiscal 2010. This increase is primarily due to previously mentioned $0.7 million legal and consulting expenses related to the U.S. Government matter, increased discretionary spending, as well as an estimated $0.3 million unfavorable impact of currency translation. General and administrative expense as a percentage of revenue was 12.7% on higher volume, compared to 9.9% for the Third Quarter of Fiscal 2010.

Research and development expense was $1.2 million, an increase of $0.2 million, or 20.0%, compared to the Third Quarter of Fiscal 2010 due to a planned increase in spending. Research and development expense as a percentage of revenue was 4.4% on higher volume, compared to 4.9% for the Third Quarter of Fiscal 2010.

Income from operations was $6.7 million, an increase of $1.5 million, compared to income from operations of $5.2 million for the Third Quarter of Fiscal 2010. This increase was due to higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 24.4% compared to 25.6% for the Third Quarter of Fiscal 2010.

Detailed Financial Results

Total Company

Orders and Backlog

First Nine Fiscal Months of 2011 Compared to First Nine Fiscal Months of 2010

The following is a comparison of First Nine Fiscal Months of 2011 and First Nine Fiscal Months of 2010 orders, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal			Nine Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Orders	$294.8	$(4.2)	$4.2	$294.8

Orders totaled $407.5 million, an increase of $112.7 million, or 38.2%, compared to orders of $294.8 million for the First Nine Months of Fiscal 2010. This increase was driven by increased volume across all geographies in both segments, including the previously mentioned $38 million increase in large Test segment orders, as well as an estimated $10.2 million favorable impact of currency translation.

Backlog of undelivered orders at the end of the First Nine Fiscal Months of 2011 was $288.7 million, an increase of 53.9% from backlog of $187.6 million at the end of the First Nine Fiscal Months of 2010.

Results of Operations

First Nine Fiscal Months of 2011 Compared to First Nine Fiscal Months of 2010

The following is a comparison of First Nine Fiscal Months of 2011 and First Nine Fiscal Months of 2010 statements of operations (in millions, except per share data):

	Nine Fiscal Months Ended
	July 2,	July 3,
	2011	2010	Variance	% Variance

Revenue	$335.8	$268.2	$67.6	25.2%
Cost of sales	190.4	161.2	29.2	18.1%
Gross profit	145.4	107.0	38.4	35.9%
Gross margin	43.3%	39.9%	3.4	pts

Operating expenses:
Selling and marketing	51.2	48.3	2.9	6.0%
General administrative	31.7	32.5	(0.8)	-2.5%
Research and development	10.5	11.2	(0.7)	-6.2%
Total operating expenses	93.4	92.0	1.4	1.5%

Income from operations	52.0	15.0	37.0	246.7%

Interest expense	(1.0)	(1.1)	0.1	-9.1%
Interest income	0.2	0.3	(0.1)	-33.3%
Other income (expense), net	1.0	(0.4)	1.4	NM

Income before income taxes	52.2	13.8	38.4	278.3%
Income tax provision	16.1	3.8	12.3	323.7%
Net income	$36.1	$10.0	$26.1	261.0%

Diluted earnings per share	$2.29	$0.61	$1.68	275.4%

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Nine Fiscal Months of 2011 and First Nine Fiscal Months of 2010 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal			Nine Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Revenue	$335.8	$60.6	$7.0	$268.2
Cost of sales	190.4	24.9	4.3	161.2
Gross profit	145.4	35.7	2.7	107.0
Gross margin	43.3%			39.9%
Operating expenses:
Selling and marketing	51.2	2.0	0.9	48.3
General administrative	31.7	(1.3)	0.5	32.5
Research and development	10.5	(0.8)	0.1	11.2
Total operating expenses	93.4	(0.1)	1.5	92.0

Income from operations	$52.0	$35.8	$1.2	$15.0

Revenue was $335.8 million, an increase of $67.6 million, or 25.2%, compared to revenue of $268.2 million for the First Nine Fiscal Months of 2010. This increase was primarily due to a 27.8% higher beginning backlog as well as increased order volume, and an estimated $7.0 million favorable impact of currency translation.

Gross profit was $145.4 million, an increase of $38.4 million, or 35.9%, compared to gross profit of $107.0 million for the First Nine Fiscal Months of 2010. Gross profit as a percentage of revenue was 43.3%, an increase of 3.4 percentage points from 39.9% for the First Nine Fiscal Months of 2010. This increase was driven by leverage on higher volume and favorable product mix, and includes a 0.5 percentage point increase due to lower warranty expense in the Test segment.

Selling and marketing expense was $51.2 million, an increase of $2.9 million, or 6.0%, compared to $48.3 million for the First Nine Fiscal Months of 2010. The increase was primarily due to higher sales commissions, increased compensation and benefits, higher bad debt expense as well an estimated $0.9 million unfavorable impact of currency translation. Bad debt expense for the First Nine Fiscal Months 2010 included a $0.4 million reduction associated with the collection of customer receivables previously written off. Selling and marketing expense as a percentage of revenue was 15.2% on higher volume, compared to 18.0% for the First Nine Fiscal Months of 2010.

General and administrative expense was $31.7 million, a decrease of $0.8 million, or 2.5%, compared to $32.5 million for the First Nine Fiscal Months of 2010. The decrease was driven by lower legal and consulting expense, partially offset by higher compensation and benefits, as well as other discretionary spending. Legal expenses for the First Nine Fiscal Months of 2011 included $3.4 million related to the previously mentioned U.S. Government matter, of which $2.7 million and $0.7 million was allocated to the Test and Sensors segment, respectively. Legal expenses for the Third Quarter of Fiscal 2010 included $6.3 million of costs associated with a legal settlement. General and administrative expense as a percentage of revenue was 9.4% on higher volume, compared to 12.1% for the First Nine Fiscal Months of 2010.

Research and development expense was $10.5 million, a decrease of $0.7 million, or 6.2%, compared to $11.2 million for the First Nine Fiscal Months of 2010, driven by a planned reduction in expenditures in the Test segment. Research and development expense as a percentage of revenue was 3.1% on higher volume, compared to 4.2% for the First Nine Fiscal Months of 2010.

Income from operations was $52.0 million, an increase of $37.0 million, compared to income from operations of $15.0 million for the First Nine Fiscal Months of 2010. This increase was primarily driven by higher gross profit. Operating income as a percentage of revenue was 15.5% on higher volume, compared to 5.6% for the First Nine Fiscal Months of 2010.

Interest expense, net was $0.2 million, flat compared to the First Nine Fiscal Months of 2010.

Other income (expense), net was $1.0 million of income, an increase of $1.4 million, compared to $0.4 million of expense for the First Nine Fiscal Months of 2010. This increase was primarily due to net gains on foreign currency transactions compared to net losses on foreign currency transactions in the Third Quarter of Fiscal 2010, as well as $0.3 million higher royalty income.

Income tax provision totaled $16.1 million for the First Nine Fiscal Months of 2011, an increase of $12.3 million compared to $3.8 million for the First Nine Fiscal Months of 2010 primarily due to increased income before income taxes. The effective tax rate for the First Nine Fiscal Months of 2011 was 30.8%, an increase of 3.4 percentage points compared to a tax rate of 27.4% for the First Nine Fiscal Months of 2010. The increase was primarily due to increased income before income taxes as well as the geographic mix of earnings.

Net income was $36.1 million, an increase of $26.1 million compared to $10.0 million for the First Nine Fiscal Months of 2010. Earnings per diluted share increased $1.68 to $2.29, compared to $0.61 for the First Nine Fiscal Months of 2010. The increase was primarily driven by increased gross profit. In addition, the reduction in the number of shares outstanding, resulting from the Company’s share purchases, positively impacted earnings per share by $0.11 for the First Nine Fiscal Months of 2011.

Segment Results

Test Segment

Orders and Backlog

First Nine Fiscal Months of 2011 Compared to First Nine Fiscal Months of 2010

The following is a comparison of First Nine Fiscal Months of 2011 and First Nine Fiscal Months of 2010 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal			Nine Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Orders	$329.1	$87.0	$7.5	$234.6

Orders totaled $329.1 million, an increase of $94.5 million, or 40.3%, compared to orders of $234.6 million for the First Nine Fiscal Months of 2010, primarily due to increased demand across all geographies, as well as an estimated $7.5 million favorable impact of currency translation. First Nine Fiscal Months of 2011orders included five large orders totaling approximately $64 million, of which $35 million was associated with the materials and structures markets and $29 million was associated with the ground vehicles market. First Nine Fiscal Months of 2010 orders included three large orders totaling approximately $26 million, of which $20 million was associated with the materials and structures markets and $6 million was associated with the ground vehicles market. The Test segment accounted for 80.8% of total Company orders, compared to 79.6% for the First Nine Fiscal Months of 2010.

Backlog of undelivered orders at the end of the First Nine Fiscal Months of 2011 was $270.8 million, an increase of 56.3% from backlog of $173.3 million at the end of the First Nine Fiscal Months of 2010.

Results of Operations

First Nine Fiscal Months of 2011 Compared to First Nine Fiscal Months of 2010

The following is a comparison of First Nine Fiscal Months of 2010 and First Nine Fiscal Months of 2010 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal			Nine Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Revenue	$258.7	$42.4	$4.5	$211.8
Cost of sales	157.6	18.3	3.3	136.0
Gross profit	101.1	24.1	1.2	75.8
Gross margin	39.1%			35.8%
Operating expenses:
Selling and marketing	39.0	0.2	0.6	38.2
General administrative	23.3	(3.4)	0.3	26.4
Research and development	7.2	(1.2)	-	8.4
Total operating expenses	69.5	(4.4)	0.9	73.0

Income from operations	$31.6	$28.5	$0.3	$2.8

Revenue was $258.7 million, an increase of $46.9 million, or 22.1%, compared to revenue of $211.8 million for the First Nine Fiscal Months of 2010. The increase was driven by a 26.7% higher beginning backlog and increased order volume, and an estimated $4.5 million favorable impact of currency translation.

Gross profit was $101.1 million, an increase of $25.3 million, or 33.4%, compared to gross profit of $75.8 million for the First Nine Fiscal Months of 2010. Gross profit as a percentage of revenue was 39.1%, an increase of 3.3 percentage points from 35.8% for the First Nine Fiscal Months of 2010. This increase was primarily due to increased volume, favorable product mix and lower warranty expense in the First Nine Months for Fiscal 2011.

Selling and marketing expense was $39.0 million, an increase of $0.8 million, or 2.1%, compared to $38.2 million for the First Nine Fiscal Months of 2010. This increase was primarily due to an estimated $0.6 million unfavorable impact of currency translation, increased sales commissions and higher bad debt expense, partially offset by lower compensation and benefits and reduced discretionary spending on marketing initiatives. Bad debt expense for the First Half of Fiscal 2010 included a $0.4 million reduction associated with the collection of customer receivables previously written off. Selling and marketing expense as a percentage of revenue was 15.1% on higher volume, compared to 18.0% for the First Nine Fiscal Months of 2010.

General and administrative expense was $23.3 million, a decrease of $3.1 million, or 11.7%, compared to $26.4 million for the First Nine Fiscal Months of 2010. The decrease was driven by lower legal expenses, partially offset by higher compensation and benefits and discretionary spending. As previously mentioned, legal and consulting expenses for the First Nine Months of Fiscal 2011 included $2.7 million related to the U.S. Government matter while legal expenses for the First Nine Months of Fiscal 2010 included legal settlement costs of $6.3 million. General and administrative expense as a percentage of revenue was 9.0% on higher volume, compared to 12.5% for the First Nine Fiscal Months of 2010.

Research and development expense was $7.2 million, a decrease of $1.2 million, or 14.3%, compared to $8.4 million for the First Nine Fiscal Months of 2010, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 2.8% on higher volume, compared to 4.0% for the First Nine Fiscal Months of 2010.

Income from operations was $31.6 million, an increase of $28.8 million compared to income of $2.8 million for the First Nine Fiscal Months of 2010. The increase reflects higher gross profit. Operating income as a percentage of revenue was 12.2% on higher volume, compared to 1.3% for the First Nine Fiscal Months of 2010.

Sensors Segment

Orders and Backlog

First Nine Fiscal Months of 2011 Compared to First Nine Fiscal Months of 2010

The following is a comparison of First Nine Fiscal Months of 2011 and First Nine Fiscal Months of 2010 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal			Nine Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Orders	$78.4	$15.5	$2.7	$60.2

Orders totaled $78.4 million, an increase of $18.2 million, or 30.2%, compared to orders of $60.2 million for the First Nine Fiscal Months of 2010, primarily due to higher volume across all geographies as well as an estimated $2.7 million favorable impact of currency translation. The Sensors segment accounted for 19.2% of total Company orders, compared to 20.4% for the First Nine Fiscal Months of 2010.

Backlog of undelivered orders at the end of the First Nine Fiscal Months of 2011 was $17.9 million, an increase of 25.2% from backlog of $14.3 million at the end of the First Nine Fiscal Months of 2010.

Results of Operations

First Nine Fiscal Months of 2011 Compared to First Nine Fiscal Months of 2010

The following is a comparison of First Nine Fiscal Months of 2011 and First Nine Fiscal Months of 2010 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal			Nine Fiscal
	Months Ended	Estimated		Months Ended
	July 2,	Business	Currency	July 3,
	2011	Change	Translation	2010

Revenue	$77.1	$18.2	$2.5	$56.4
Cost of sales	32.8	6.6	1.0	25.2
Gross profit	44.3	11.6	1.5	31.2
Gross margin	57.4%			55.3%
Operating expenses:
Selling and marketing	12.2	1.8	0.3	10.1
General administrative	8.4	2.1	0.2	6.1
Research and development	3.3	0.4	0.1	2.8
Total operating expenses	23.9	4.3	0.6	19.0

Income from operations	$20.4	$7.3	$0.9	$12.2

Revenue was $77.1 million, an increase of $20.7 million, or 36.7%, compared to $56.4 million for the First Nine Fiscal Months of 2010. This increase was primarily driven by increased worldwide order volume and an estimated $2.5 million favorable impact of currency translation.

Gross profit was $44.3 million, an increase of $13.1 million, or 42.0%, compared to gross profit of $31.2 million for the First Nine Fiscal Months of 2010. Gross profit as a percentage of revenue was 57.4%, an increase of 2.1 percentage points from 55.3% for the First Nine Fiscal Months of 2010, primarily due to improved leverage on higher volume.

Selling and marketing expense was $12.2 million, an increase of $2.1 million, or 20.8%, compared to $10.1 million for the First Nine Fiscal Months of 2010. The increase was driven by higher compensation, benefits and incentives as well as expenditures on marketing initiatives. Selling and marketing expense as a percentage of revenue was 15.8% compared to 17.9% for the First Nine Fiscal Months of 2010.

General and administrative expense was $8.4 million, an increase of $2.3 million, or 37.7%, compared to $6.1 million for the First Nine Fiscal Months of 2010, primarily due to higher compensation and benefits and increased discretionary spending, as well the previously mentioned $0.7 million of legal and consulting expenses related to the U.S. Government matter. General and administrative expense as a percentage of revenue was 10.9% compared to 10.8% for the First Nine Fiscal Months of 2010.

Research and development expense was $3.3 million, an increase of $0.5 million, or 17.9%, compared to $2.8 million for the First Nine Fiscal Months of 2010, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 4.3% compared to 5.0% for the First Nine Fiscal Months of 2010.

Income from operations was $20.4 million, an increase of $8.2 million, or 67.2%, compared to income from operations of $12.2 million for the First Nine Fiscal Months of 2010. This increase was primarily due to higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 26.5% compared to 21.6% for the First Nine Fiscal Months of 2010.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $101.3 million at the end of the Third Quarter of Fiscal 2011. Of this amount, $25.9 million was located in North America, $53.3 million in Europe, and $22.1 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2011, the Company held no short-term investments.

Total cash and cash equivalents increased $24.7 million in the First Nine Fiscal Months of 2011, primarily due to earnings and proceeds from the exercise of stock options, partially offset by increased working capital requirements, payment to settle an accelerated share repurchase agreement, dividend payments, and investment in property and equipment. Total cash and cash equivalents decreased $14.2 million in the First Nine Fiscal Months of 2010, primarily due to an unfavorable impact of currency translation, purchases of company stock, dividend payments, investment in property and equipment, and deferred payments for the SANS acquisition, partially offset by earnings and decreased working capital requirements. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, the credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends, share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $35.5 million for the First Nine Fiscal Months of 2011, compared to cash provided of $33.3 million for the First Nine Fiscal Months of 2010. Cash provided for the First Nine Fiscal Months of 2011 was primarily due to earnings and $17.8 million increased advance payments received from customers driven by higher custom orders, and $7.1 million increased accounts payable resulting from general timing of purchases and payments, partially offset by $29.7 million increased accounts and unbilled receivables resulting from higher volume as well as the general timing of billing and collections, and $13.7 million increased inventories to support future revenue. Cash provided for the First Nine Fiscal Months of 2010 was primarily due to earnings and $13.7 million decreased accounts and unbilled receivables resulting from lower revenue and the general timing of billing and collections as well as lower volume.

Cash flows from investing activities required the use of cash totaling $7.6 million for the First Nine Fiscal Months of 2011, compared to the use of cash totaling $15.2 million for the First Nine Fiscal Months of 2010. The cash usage for the First Nine Fiscal Months of 2011 reflects a $7.6 million investment in property and equipment. The cash usage for the First Nine Fiscal Months of 2010 reflects a $8.4 million investment in property and equipment, and $6.7 million of deferred payments for the SANS acquisition.

Cash flows from financing activities required the use of cash totaling $6.6 million for the First Nine Fiscal Months of 2011, compared to the use of cash totaling $19.7 million for the First Nine Fiscal Months of 2010. The cash usage for the First Nine Fiscal Months of 2011 was primarily due to the use of $9.6 million to settle an accelerated share purchase agreement that was initially entered into in during the fourth quarter of fiscal 2010, and payment of cash dividends of $9.3 million. These cash usages were partially offset by $10.7 million received in connection with stock option exercises. The cash usage for the First Nine Fiscal Months of 2010 was primarily due to the use of $10.7 million to purchase approximately 369,300 shares of the Company’s common stock, and payment of cash dividends of $9.8 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2011, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of July 2, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company has three discrete reporting units, two of which are assigned goodwill. At July 2, 2011, one reporting unit was assigned $14.3 million of goodwill while another was assigned $1.7 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.7 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.3 million of goodwill exceeded its carrying value by approximately 8 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”ASU 2011-04 amends ASC 820, “Fair Value Measurements and Disclosures” to provide guidance on how fair value measurement should be applied where existing U.S. GAAP already requires or permits fair value measurements. This ASU does not extend the use of fair value, but rather provides guidance on application. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. The provisions of ASU 2011-4 are effective prospectively for interim and annual periods beginning after December 15, 2011 which, for the Company, will be the second quarter of fiscal year 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Other Matters

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company's dividend practice is to target over time a payout ratio of approximately 40% of net earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at July 2, 2011 included $101.3 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.7 million for the nine-month fiscal period ended July 2, 2011.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $14.6 million in revenue for the nine-month fiscal period ended July 2, 2011.

At July 2, 2011, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of July 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they are investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (ORCA Certification), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On March 11, 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On April 1, 2011, the Company’s Board of Directors authorized its Audit Committee to serve as a special committee to initiate an independent review and monitoring of the Company’s suspension from U.S. Government contracting and to oversee an investigation by independent counsel of the events giving rise to the suspension and related to the USAO and DOC investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and Government contracting compliance policies. The USAO also has recently expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts.  The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and is conducting its own review of these matters.

The Company remains permitted, under applicable regulations, to continue performing work under its existing U.S. Government contracts during the investigation and suspension. While the Company continues to investigate these matters and to respond to the government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss, if any, from these matters.  For more information on the DOC’s and the USAO’s investigations, see Part II, Item 1A, “Risk Factors” herein.

Item 1A.  Risk Factors

The Company supplements the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010 as follows:

The Company’s business may be affected by government contracting risks. Government business is important to the Company. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of the Company’s total revenue was approximately 5% during the first nine months of fiscal 2011 and 7% for all of fiscal 2010.

The Company must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting and result in administrative, civil or criminal penalties. Failure to comply could have a material adverse effect on the Company’s reputation, its ability to secure future U.S. Government contracts, and its results of operations and financial condition. These laws and regulations also create compliance risk and affect how the Company does business with federal agency clients. U.S. Government contracts, as well as contracts with certain foreign governments with which we do business, are also subject to modification or termination by the government, either for the convenience of the government or for default as a result of the Company’s failure to perform under the applicable contract.  Further, any investigation relating to, or suspension or debarment from, U.S. Government contracting could have a material impact on our results of operations, as during the pendency of any suspension or debarment, the Company would be prohibited or otherwise limited in its ability to enter into prime contracts or subcontracts with U.S. Government agencies (to the extent that such contracts exceed $30,000), certain entities that receive U.S. Government funds or that are otherwise subject to the FAR, certain state government or commercial customers who decline to contract with suspended or debarred entities.

In January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the ORCA Certification, that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On March 11, 2011, the Air Force issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and Government contracting compliance policies. The USAO also has recently expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts.  The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and is conducting its own review of these matters. The Company is permitted, under applicable regulations, to continue performing work under its existing U.S. Government contracts during the investigation and suspension. While the Company continues to investigate these matters and to respond to the government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss, if any, associated with these matters or predict with certainty the timeline for the resolution of these matters.

Any civil or criminal action that might be commenced against the Company as a result of the DOC’s and/or the USAO’s investigations could result in the imposition of significant penalties and/or fines against the Company.  If the Company is subject to an adverse finding resulting from the DOC’s or the USAO’s investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. In addition, the period of time necessary to resolve this matter is uncertain and could require significant management and financial resources that could otherwise be devoted to the operation of the Company’s business.  For so long as the suspension from U.S. Government contracting continues, the Company will be unable to bid on market opportunities from U.S. Government agencies, certain entities that receive U.S. government funds or are otherwise subject to the FAR, certain state and local government and commercial customers who decline to contract with suspended or debarred entities. An extended suspension or disbarment from contracting with the U.S. Government or any fines, penalties or other sanctions imposed as a result of the investigations could have a material adverse effect on the Company’s results of operations and business.

Item 6.  Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date: August 5, 2011
/s/ LAURA B. HAMILTON
Laura B. Hamilton
Chair and Chief Executive Officer

Date: August 5, 2011
/s/ SUSAN E. KNIGHT
Susan E. Knight
Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

101.INS **	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.