Form 10-Q/A
period 2011-07-02
MTS SYSTEMS CORP
filed 2011-09-20
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

MTS Systems Corporation (the “Company”) timely filed its Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”).  Due to a typographical error, the Company inadvertently reported on the cover page of the Form 10-Q that it was a shell company (as defined in Rule 12b-2 of the Exchange Act).  The Company is not, and has not been at any time, a shell company as defined in such rule.  The Company is filing this Amendment No. 1 (the “Amendment”) solely to correct the aforementioned typographical error.  Except as set forth above, this Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q. Except as expressly set forth in this Amendment, the Form 10-Q has not been amended, updated or otherwise modified in any respect.