Form 10-K
period 2011-10-01
MTS SYSTEMS CORP
filed 2011-11-30
CIK 68709

Annual Report on Form 10-K

For the Fiscal Year Ended October 1, 2011

MTS Systems Corporation

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $701,597,545.

As of November 25, 2011, the Registrant had outstanding 15,688,181 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 8, 2012 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Annual Report on Form 10-K

PART 1

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of test systems and industrial position sensors. The Company's operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities within their markets, products, operations and distribution. The Test and Sensors segments represent approximately 80% and 20% of Company revenue, respectively. The Company was incorporated under Minnesota law in 1967.

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

Products and Markets by Business Segment

Test Segment:  The Test segment provides testing solutions including hardware, software and aftermarket support. Products are used by customers in their development of new products and in certain quality control applications to characterize the product’s mechanical properties. The Company’s products simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to limited prototype release, proving ground testing and virtual testing as it provides more controlled simulation and accurate measurement. The need for mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Because a significant portion of all of the products in the Test segment are considered by customers to be capital expenditures, the Company believes the timing of purchases may be impacted by interest rates, cyclical customer capital spending constraints, and product development cycles.

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

The Test segment has a diverse set of customers by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 30%, 30% and 40% of orders, respectively, based upon customer location.

Products and customers are grouped by the Company into the following three global markets:

●
Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Test segment system and service products are utilized in customer testing of vehicles, subsystems and components. System examples include:

o	Road simulators for the purpose of durability simulation,
o	Tire performance and rolling resistance measurement systems, and
o	Moving road-plane systems and balances use for aerodynamics measurements in wind tunnels.

This is the largest Test segment market, representing approximately 50% of Test segment orders.

●
Materials: This market covers diverse industries such as power generation, aerospace, vehicles, and bio-medical. The Company’s products and services support customers in the research and development of products through the physical characterization of materials, such as ceramics, composites and steel. Bio-medical applications include systems to test durability and performance of implants, prostheses, and other medical and dental materials and devices. This global market represents approximately 30% of Test segment orders.

●
Structures: This market serves the structural testing needs in the fields of aerospace, wind energy, structural engineering, and petroleum, among others. The aerospace structural testing market consists of manufacturers of commercial, military, and private aircraft and their suppliers, who use the Company's products, systems, and software to perform static and fatigue testing of aircraft and space vehicles. The wind energy market consists of wind turbine manufacturers and their component suppliers who use the Company’s products to reduce the cost and improve the reliability of blades, bearings, and entire wind turbines. Systems for structural engineering include high force static and dynamic testing, as well as seismic simulation tables used around the world to test the designs of structures, such as bridges and buildings, and to help governments set building codes. Structural engineering customers include government agencies, universities and the manufacturers of building materials. This global market represents approximately 20% of Test segment orders.

Sensors Segment: The Sensors segment products are used by industrial machinery and mobile equipment manufacturers to automate the operation of their products for improved safety and end-user productivity. Examples of customer industries include manufacturers of plastic injection molding machines, steel mills, fluid power, oil and gas, medical, wood product processing equipment, mobile equipment, and alternative energy. Sensors segment products are also used to measure fluid displacement, such as liquid levels for customers in the process industries.

The Sensors segment manufactures products exclusively utilizing magnetostriction technology. MTS has developed a unique implementation of the technology, known as Temposonics ®. This technology offers high speed and precise non-contact position sensing and is ideal for use in harsh operating environments.

Sensors segment customers are also diverse by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 25%, 50% and 25% of orders, respectively, based upon customer location.

Financial and geographical information about the Company’s segments is included in Item 7 of this Annual Report on Form 10-K and Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test Segment: Test segment products are sold worldwide through a direct field sales and service organization, independent representatives, and to a much lesser extent, the internet and catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives are either compensated through commissions based upon orders or discounts off list pricing.

In addition to field sales and service personnel throughout the United States and China, the Test segment has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Cirencester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, South Korea; Shanghai and Shenzhen, China.

In fiscal 2011, product orders in the Test segment ranged in value from a few hundred dollars to $17 million on an equivalent United States dollar basis. The average order size was approximately $150,000.

The Test segment also markets services to customers on a per-call and contract basis, accounting for virtually all of the Company’s Service Revenue in the Consolidated Statements of Income for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009. Service orders in fiscal 2011 ranged from $100 to over $900,000 on a United States dollar-equivalent basis.

The timing and volume of large orders valued at $5 million or greater on a United States dollar-equivalent basis may produce volatility in orders, backlog, and quarterly operating results. Most customer orders are based on fixed-price quotations and typically have an average sales cycle of three to nine months due to the technical nature of the test systems and customer capital expenditure approval processes. The sales cycle for larger, more complex test systems may be two years or longer.

Sensors Segment:  Sensors segment products are sold worldwide through a direct sales organization as well as through independent distributors. The direct sales organization is compensated through salary and commissions based upon revenue. The independent distributors pay the Company a wholesale price and re-sell the product to their customers. Sensors segment products are sold at unit prices ranging from $25 to $10,000, with an average sales price of approximately $500 on a United States dollar-equivalent basis. While the average sales cycle for the Sensors segment is approximately one to four weeks for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years depending on customer specification requirements.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at the Company’s headquarters in Eden Prairie, Minnesota. The Company also operates manufacturing facilities in Shenzhen and Shanghai, China, which manufacture less complex test systems serving the materials market. Some smaller system assembly is performed at Company locations in Berlin, Germany; Seoul, South Korea; and Shanghai, China. Installation of systems, training, service and consulting services are primarily delivered by the Test segment at customer sites. The engineering and assembly cycle for a typical Test segment system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The engineering and assembly cycle for larger, more complex systems may be up to three years.

Sensors Segment: Sensors are primarily built to order, engineered and assembled regionally at facilities located in Cary, North Carolina; Ludenscheid, Germany; and Tokyo, Japan. Assembly cycles generally vary from several days to several months, depending on the degree of product customization, the size of the order and manufacturing capacity.

Sources and Availability of Raw Materials and Components

A significant portion of test systems and sensors products consist of materials and component parts purchased from independent vendors. The Company is dependent, in certain situations, on a limited number of vendors to provide raw materials and components, such as mechanical and electronic components. While the Company has recently experienced some issues in procuring certain materials, parts, or components, none of them has caused significant delays in engineering or production processes.

As the Test segment generally sells products and services based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability of any project. The material and component cost variability is considered in the estimation and customer negotiation process. The Company believes that fluctuations in the cost of raw materials and components have not had a significant impact on operating results during any of the fiscal years ended October 1, 2011, October 2, 2010, or October 3, 2009.

Patents and Trademarks

MTS specializes in the control and measurement of forces and motion. Technologies include application software for test parameter control and results analysis, precise hydraulic and electric actuation in the Test segment, and magnetostriction technology in the Sensors segment.

The Company relies on a combination of patents, copyrights, trademarks and proprietary trade secrets to protect its proprietary technology, some of which are material to the Test and Sensors segments. The Company has obtained numerous patents and trademarks worldwide, and actively files and renews patents and trademarks on a global basis to establish and protect its proprietary technology.  The Company has also entered into exclusive and non-exclusive license and confidentiality agreements relating to its own and third-party technologies. The Company aggressively protects its processes, products, and strategies as proprietary trade secrets. The Company’s efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third-party patents and patent applications.

Seasonality

There is no significant seasonality to Test or Sensors segment revenue.

Working Capital

Neither the Test nor the Sensors segment have significant finished product inventory, but maintain inventories of materials and components to facilitate on time product delivery. The Test segment may have varying levels of work-in-process projects that are classified as inventory or unbilled receivables, depending upon the manufacturing cycle, timing of orders, project revenue recognition and shipments to customers.

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

Order Backlog

Most of the Company’s products are built to order. The Company's backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $287 million, $214 million, and $168 million at October 1, 2011, October 2, 2010 and October 3, 2009, respectively. The majority of this backlog is related to the Test segment. Based on anticipated manufacturing schedules, the Company estimates that approximately $256 million of the backlog at October 1, 2011 will be converted to revenue during fiscal 2012. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site for installation. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations.

Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of the Company’s government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, the Company must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of the Company’s total revenue was approximately 4% and 7% for fiscal 2011 and 2010, respectively.

Competition

Test Segment:  For relatively simple and inexpensive mechanical testing applications, customers may satisfy their needs internally by building their own test systems or using any of a large number of competitors who compete on price, quality, and service. For larger and more complex mechanical test systems, the Test segment competes directly with several other companies throughout the world based upon best total value including application knowledge, engineering capabilities, technical features, price, quality and service.

Sensors Segment:  The Sensors segment primarily competes on factors that include technical performance, price and service in new applications or in situations in which other position sensing technologies have been used. Competitors of the Sensors segment are typically either larger companies that carry multiple sensor product lines or smaller, privately held companies throughout the world.

Research and Development

The Company invests in significant product, system, and software application development. The Company also occasionally contracts with its customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $14.8 million, $14.9 million and $16.3 million for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively. During the fiscal years 2011, 2010 and 2009, the Company allocated certain of its resources towards capitalized software development activities. Total software development costs capitalized during the fiscal years 2011, 2010 and 2009 were $3.7 million, $3.6 million and $3.9 million, respectively.

Environmental Matters

The Company believes its operations are in compliance with all applicable environmental regulations within the jurisdictions in which it operates.

Employees

The Company had 2,003 employees as of October 1, 2011, including approximately 1,105 employees located outside the United States.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the “Investor Relations” pages of the Company’s website, www.mts.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The MTS Systems Corporation Code of Business Conduct, any waivers from and amendments to the Code, and the Company’s Corporate Governance Guidelines, Articles of Incorporation and Bylaws, as well as the Charters for the Audit, Compensation, and Governance and Nominating Committees of the Company’s Board of Directors are also available free of charge on the “Investor Relations” pages at www.mts.com. The Company’s SEC filings are also available at the SEC online EDGAR database at www.sec.gov., as well as the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

The following summarizes, in no particular order, certain risks facing the Company that could adversely impact the Company’s businesses, financial condition and operating results. This list is not intended to be comprehensive or to predict in detail which risks could or will occur. All statements, other than statements of historic fact, in each of the Company’s public announcements and filings with the SEC are “forward-looking statements” within the meaning of the U.S. securities laws and should be read in light of these risk factors.

The Company’s business operations may be affected by government contracting risks.  Government business is important to the Company. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of the Company’s total revenue was approximately 4% and 7% for fiscal 2011 and 2010, respectively.

The Company must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting and result in administrative, civil or criminal penalties. Failure to comply could also have a material adverse effect on the Company’s reputation, its ability to secure future U.S. Government contracts and export control licenses, and its results of operations and financial condition. These laws and regulations also create compliance risk and affect how the Company does business with federal agency clients. U.S. Government contracts, as well as contracts with certain foreign governments with which we do business, are also subject to modification or termination by the government, either for the convenience of the government or for default as a result of the Company’s failure to perform under the applicable contract.  Further, any investigation relating to, or suspension or debarment from, U.S. Government contracting could have a material impact on our results of operations as, during the duration of any suspension or debarment, the Company would be prohibited or otherwise limited in its ability to enter into prime contracts or subcontracts with U.S. Government agencies (to the extent that such contracts exceed $30,000), certain entities that receive U.S. Government funds or that are otherwise subject to the Federal Acquisition Regulation (FAR), and certain state government or commercial customers who decline to contract with suspended or debarred entities. A federal suspension could also impact the Company’s ability to obtain export control licenses, which have material importance to the Company’s business.

The Company is the subject of an investigation relating to its past government contracting practices.  In January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the Company’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and Government contracting compliance policies, and in July 2011 the USAO expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts.

In addition, on March 11, 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On September 19, 2011, the Air Force lifted the suspension from Government contracting upon the Company’s entry into an Administrative Agreement specifying certain ethics, compliance, reporting and monitoring obligations.

The USAO and DOC investigation continues. The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and has conducted its own review of these matters. While the Company continues to respond to the government’s requests as appropriate, the Company is presently unable to determine the outcome or range of loss, if any, associated with these matters or predict with certainty the timeline for the resolution of these matters.  Any civil or criminal action that might be commenced against the Company as a result of the DOC’s and/or the USAO’s investigations could result in the imposition of significant penalties and/or fines against the Company. If the Company is subject to an adverse finding resulting from the DOC’s or the USAO’s investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. In addition, the period of time necessary to resolve this matter is uncertain and could require significant management and financial resources that could otherwise be devoted to the operation of the Company’s business.

The Company’s business is significantly international in scope, which poses multiple risks.  Sales outside of the United States, including export sales from U.S. business locations, accounted for approximately 70% of the Company’s revenue in fiscal 2011. Accordingly, the Company’s business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include:

●	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;
●	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;
●	difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;
●	trade protection measures and import or export licensing requirements;
●	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;
●	higher danger of terrorist activity, war or civil unrest, compared to domestic operations;
●	imposition of tariffs, exchange controls or other restrictions;
●	difficulty in staffing and managing global operations;
●	required compliance with a variety of foreign laws and regulations; and
●	changes in general economic and political conditions in countries where the Company operates, particularly in emerging markets.

Volatility in the global economy could adversely affect results.  Long-term disruptions in the capital and credit markets would likely adversely affect the Company’s customers’ operations and financing of both the Company’s international and U.S. customers and could therefore result in a decrease in orders for the Company’s products and services. In addition, during periods of economic uncertainty, the Company’s customers’ spending patterns and financing availability could be negatively impacted, reducing demand for the Company’s products and services.

The Company’s business is subject to strong competition.  The Company’s products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, delivery, customer relationships, and after-market support. If the Company is not perceived as competitive in overall value measured by these criteria, its customers would likely choose solutions offered by its competitors or which its customers develop internally.

The Company may not achieve its growth plans for the expansion of the business.  In addition to market penetration, the Company’s long-term success depends on its ability to expand the business through (a) new product development, (b) mergers and acquisitions and/or (c) geographic expansion.

New product development requires that the Company maintain its ability to improve existing products, continue to bring innovative products to market in a timely fashion and adapt products to the needs and standards of current and potential customers. The Company’s products and services may become less competitive or eclipsed by technologies to which the Company does not have access or which render its solutions obsolete.

Geographic expansion will be primarily outside of the U.S., and hence will be disproportionately subject to the risks of international operations discussed herein.

Mergers and acquisitions will be accompanied by risks which may include:

●	difficulties identifying suitable acquisition candidates at acceptable costs;
●	unavailability of capital to conduct acquisitions;
●	failure to achieve the financial and strategic goals for the acquired and combined businesses;
●	difficulty assimilating the operations and personnel of the acquired businesses;
●	disruption of ongoing business and distraction of management from the ongoing business;
●	dilution of existing stockholders and earnings per share;
●	unanticipated, undisclosed or inaccurately assessed liabilities, legal risks and costs; and
●	difficulties retaining key vendors, customers or employees of the Company’s or the acquired business.

Acquisitions of businesses having a significant presence outside the U.S. will increase the Company’s exposure to the risks of international operations discussed herein.

The Company may experience difficulties obtaining the services of skilled employees.  The Company relies on knowledgeable, experienced and skilled technical personnel, particularly engineers, sales management, and service personnel, to design, assemble, sell and service its products. The Company may be unable to attract, retain and motivate sufficient numbers of such people which could adversely affect its business.

The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others.  The Company has developed significant proprietary technology and other rights that are used in its businesses. The Company relies on trade secret, copyright, trademark and patent laws and contractual provisions to protect the Company’s intellectual property. While the Company takes enforcement of these rights seriously, other companies such as competitors or analogous persons in markets the Company does not participate in, may attempt to copy or use for their own benefit its intellectual property.

In addition, intellectual property of others also has an impact on the Company’s ability to offer some of its products and services for specific uses or at competitive prices. Competitors’ patents or other intellectual property may limit the Company’s ability to offer products and services to its customers. Any infringement on the intellectual property rights of others could result in litigation and adversely affect the Company’s ability to continue to provide, or could increase the cost of providing, products and services.

Intellectual property litigation is very costly and could result in substantial expense and diversions of the Company’s resources, both of which could adversely affect its businesses and financial condition and results. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.

The business could be adversely affected by product liability and commercial litigation.  The Company’s products or services may be claimed to cause or contribute to personal injury or property damage to its customers’ facilities or their employees. Additionally, the Company is, at times, involved in commercial disputes with third parties, such as customers, vendors and others. The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve, may result in substantial liability to the Company, which liability and related costs and expenses may not be recoverable through insurance or other forms of reimbursement.

The Company may experience difficulty obtaining materials or components for its products, or the cost of materials or components may increase. The Company purchases materials and components from third party suppliers, some of whom may be competitors. Other materials and components may be provided by a limited number of suppliers or by sole sources and could only be replaced with difficulty or at significant added cost. Additionally, some materials or components may become scarce, difficult to obtain in the market, or they may increase in price. This could adversely affect the lead-time within which the Company receives the materials or components, and in turn affect the Company’s commitments to its customers, or could adversely affect the material cost or quality.

Government regulation imposes significant costs and other constraints.  The Company’s manufacturing operations and past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign laws and regulations, including laws and regulations pertaining to environmental, health and safety matters, as well as the handling or discharge of hazardous materials into the environment. The Company expects to continue to incur costs to comply with these laws, and may incur penalties for any failure to do so. The Company may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of properties used for industrial purposes or the generation or disposal of hazardous substances. Some of the Company’s export sales require approval from the U.S. government. Changes in political relations between the U.S. and foreign countries and/or specific potential customers for which export licenses may be required, may cause a license application to be delayed or denied, or a previously issued license withdrawn, rendering the Company unable to complete a sale, or vulnerable to competitors who do not operate under such restrictions.

The backlog, sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated.  Many of the Company’s products have a long sales, delivery and acceptance cycle.  Events may cause recognition of orders, backlog and results of operations to be aberrant over shorter periods of time. These factors include the timing of individual large orders, design and manufacturing problems, capacity constraints, delays in product readiness, damage or delays in transit, problems in achieving technical performance requirements, and various customer-initiated delays. Any such delay may cause fluctuation in the Company’s reported periodic financial results.

The Company’s customers are in cyclical industries.  For many of the Company’s products, orders are subject to customers’ procurement cycles and their willingness and ability to invest in capital, especially in the cyclical automotive, aircraft and machine tool industries. Any event which adversely impacts those customers’ new product development activities may reduce their demand for the Company’s products.

Interest rate fluctuations could adversely affect results.  Significant changes in interest rates may affect the Company’s business in several ways, depending on the Company’s financial position, and short-term financing needs. The Company may, in the future, use debt to purchase shares of the Company’s common stock, finance working capital needs or finance the growth of the business through acquisitions. Fluctuations in interest rates can increase borrowing costs. Increases in short-term interest rates may directly impact the amount of interest the Company is required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest the Company earns on cash and short term investments.

The Company may be required to recognize impairment charges for long-lived assets.  As of October 1, 2011, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $98.1 million. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect results of operations in the periods recognized.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s primary owned and leased facilities at October 1, 2011 were as follows:

Owned Property:

Location	Use of Facility	Square Footage
Eden Prairie, Minnesota, USA	Corporate headquarters and primary Test segment manufacturing and research	420,000
Cary, North Carolina, USA	Sensors segment manufacturing, research and North American sales and service administration	65,000
Berlin, Germany	Test segment manufacturing and European sales and service administration	80,000
Shenzhen, China	Test segment manufacturing, research and sales and service administration	75,000
Shanghai, China	Test segment manufacturing and sales and service administration	129,000

Leased Property:

Location	Use of Facility	Square Footage	Lease Expires
Chanhassen, Minnesota, USA	Test segment manufacturing	97,000	2013
Ludenscheid, Germany	Sensors segment headquarters, manufacturing, research and European sales and service administration	55,000	2017
Creteil, France	Test segment sales and service administration	16,000	2015
Tokyo, Japan	Test segment sales and service administration	12,000	2011 - 2013
	Sensors segment manufacturing and Asia sales and service administration	8,000	2015
Seoul, South Korea	Test segment sales, service administration and assembly	8,000	2012
Shanghai, China	Test segment sales, service administration and assembly	13,000	2012
Shenzhen, China	Test segment manufacturing, research and sales and service administration	13,000	2013
Berlin, Germany	Land under Berlin facility	30,000	2052
Shenzhen, China	Land under Shenzhen facility	31,000	2047
Shanghai, China	Land under Shanghai facility	161,000	2056

The Company also leases space in the United States, Europe and Asia for sales and service administration for the Test segment, including locations in Michigan, France, United Kingdom, Sweden, Italy, and various other locations in the United States. Neither the amount of leased space nor the rental obligations in these locations are significant individually or in the aggregate. Additional information relative to lease obligations is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

The Company considers its current facilities adequate to support its operations during fiscal year 2012.

Item 3.	Legal Proceedings

In January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain, and produce to the Government certain documents related to the Company’s ORCA Certifications. On April 1, 2011, the Company’s Board of Directors authorized its Audit Committee to serve as a special committee to initiate an independent review and monitoring of the Company’s suspension from U.S. Government contracting and to oversee an investigation by independent counsel of the events giving rise to the suspension and related to the USAO and DOC investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and Government contracting compliance policies, and in July 2011, the USAO expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts.

In addition, on March 11, 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation.  On September 19, 2011, the Air Force lifted the suspension from Government contracting upon the Company’s entry into an Administrative Agreement with the Air Force, that provides for, among other things, continuing enhancements to the Company’s business ethics and compliance program and associated procedures and policies, expanded employee ethics and compliance training, heightened self-reporting obligations and the retention by the Company of an independent compliance monitor.

The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and has conducted its own review of these matters.

The Company’s known costs related to the suspension and investigation in fiscal 2011 totaled $6.0 million and active market opportunities estimated at approximately $9 million had been lost as of October 1, 2011. While the Company continues to respond to the government’s requests as appropriate, the Company is presently unable to determine the likely outcome or range of loss, if any, from the investigation or predict with certainty the timeline for the resolution of the investigation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company's common stock are traded on the NASDAQ Global Select MarketSM under the symbol MTSC.

The following table sets forth the low and high share prices for the fiscal quarters indicated. *

Quarter Ended	Low	High
January 2, 2010	$25.00	$30.00
April 3, 2010	$24.85	$30.89
July 3, 2010	$25.50	$31.66
October 2, 2010	$26.17	$31.72
January 1, 2011	$30.33	$39.46
April 2, 2011	$35.89	$48.72
July 2, 2011	$37.48	$46.19
October 1, 2011	$28.00	$44.90

* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 25, 2011, there were 916 holders of record of the Company's common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities

The Company purchases its common stock to mitigate dilution related to new shares issued as employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return capital not immediately required to fund ongoing operations to shareholders.

On February 11, 2011 and August 20, 2007, the Company’s Board of Directors approved and announced share purchase authorizations in the amount of 2.0 million and 3.0 million shares, respectively. Authority over pricing and timing for both authorizations has been delegated to management. The share purchase authorizations have no expiration date. The Company did not purchase any shares of its common stock under either of these share purchase authorizations during fiscal year 2011. At October 1, 2011, there are approximately 2.6 million aggregate shares available for purchase under the existing share purchase authorizations.

On May 26, 2010, the Company’s Board of Directors authorized an accelerated share purchase program to acquire shares of the Company’s common stock up to an aggregate purchase price of $30 million. On August 18, 2010, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank to purchase approximately 0.9 million shares of its common stock for $25 million. The transaction was accounted for as a share retirement resulting in a reduction of common stock and additional paid-in capital of $0.2 million and $24.8 million, respectively, at the share retirement date. The accelerated share purchase agreement expired during the third quarter of fiscal year 2011. Upon completion of the transaction, the Company made a final settlement payment of $9.6 million, based on the volume-weighted average price of the Company’s common stock during the contractual period, minus an agreed-upon discount. This settlement transaction was accounted for as a reduction in additional paid-in capital of $9.6 million. The Company paid an average price of $38.12 per share for shares purchased under the accelerated share purchase program.

Dividend Policy

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company’s dividend practice is to target over time a payout ratio of approximately 40% of net earnings per share. During fiscal year 2011, the Company declared cash dividends of $0.20 per share for the first three quarters and $0.25 per share for the last quarter to holders of its common stock, which resulted in a payout ratio of approximately 26%. During the fiscal year 2010, the Company declared quarterly cash dividends of $0.15 per share to holders of its common stock, which resulted in a payout ratio of approximately 53%.

Debt Covenants

The Company’s unsecured credit agreement (“Credit Facility”) includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 1, 2011 and October 2, 2010, the Company was in compliance with these financial covenants. Information on the Company’s debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Shareholder Return Performance

The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years. Assuming a $100 investment on September 30, 2006 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) who are traded on the NASDAQ, AMEX and NYSE exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED
	9/30/06	9/29/07	9/27/08	10/3/09	10/2/10	10/1/11
MTS Systems Corporation	$100.00	$130.19	$135.19	$91.73	$104.90	$104.30
Russell 2000 Index	100.00	112.34	99.63	83.44	98.96	95.02
*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	128.83	108.74	95.50	122.54	116.94

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 and the balance sheet data at October 1, 2011 and October 2, 2010 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended September 27, 2008 and September 29, 2007 and the balance sheet data at October 3, 2009, September 27, 2008 and September 29, 2007 are derived from audited financial statements of the Company that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(October 1, 2011; October 2, 2010; October 3, 2009; September 27, 2008; and September 29, 2007)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2011	2010	20091	2008	2007
Operations
Revenue	$467,368	$374,053	$408,881	$460,515	$410,091
Gross profit	201,990	151,794	151,616	190,253	173,638
Gross profit as a % of revenue	43.2%	40.6%	37.1%	41.3%	42.3%
Research and development expense	$14,785	$14,945	$16,232	$16,232	$19,285
Research and development as a % of revenue	3.2%	4.0%	4.0%	3.5%	4.7%
Effective income tax rate	30.5%	31.7%	27.2%	28.0%	27.5%
Income before discontinued operations	$50,942	$18,576	$17,394	$47,110	$41,041
Net income	50,942	18,576	17,394	49,191	41,996
Net income as a % of revenue	10.9%	5.0%	4.3%	10.7%	10.2%
Diluted earnings per share of common stock before discontinued operations	$3.24	$1.14	$1.03	$2.68	$2.24
Diluted earnings per share of common stock	3.24	1.14	1.03	2.80	2.29
Weighted average dilutive shares outstanding during the year2	15,739	16,347	16,831	17,544	18,330
Net interest (expense) income	$(915)	$(1,052)	$(916)	$2,950	$2,590
Depreciation and amortization	12,894	12,751	12,132	9,207	7,985

Financial Position
Cash, cash equivalents and short-term investments	$104,095	$76,611	$118,885	$114,099	$121,395
Property and equipment, net	56,252	56,444	56,118	50,534	49,747
Total assets	427,859	346,405	386,914	399,157	352,981
Interest-bearing debt3	40,000	40,000	40,000	26,308	8,991
Total shareholders’ investment	210,848	166,106	203,965	204,942	189,701
Interest-bearing debt as a % ofshareholders’ investment	19.0%	24.1%	19.6%	12.8%	4.7%
Return on equity4	30.7%	9.1%	8.5%	24.8%	24.2%
Return on invested capital5	22.7%	8.7%	7.9%	22.3%	21.9%

Other Statistics
Number of common shareholders of record at year-end6	926	981	1,010	1,043	1,092
Number of employees at year-end	2,003	1,948	2,015	1,660	1,575
Orders	$540,023	$423,525	$340,839	$485,274	$421,437
Backlog of orders at year-end	287,371	214,330	167,726	234,710	204,558
Dividends declared per share	0.85	0.60	0.60	0.60	0.48

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
4 Calculated by dividing Income Before Discontinued Operations by beginning Shareholders’ Investment.
5The measure “Return on Invested Capital” (“ROIC”) is not a measure of performance presented in accordance with Generally Accepted Accounting Principles (GAAP). ROIC is calculated by dividing adjusted net income by average invested capital. Adjusted net income is calculated by excluding after-tax interest expense and after-tax income from discontinued operations from reported net income. Average invested capital is defined as the aggregate of average interest bearing debt and average shareholder’s investment and is calculated as the sum of current and prior year ending amounts divided by two. Because the ratio is not prescribed or authorized by GAAP, the ROIC percentage is a non-GAAP financial measure. The Company believes that ROIC is useful to investors as a measure of operating performance and of the effectiveness of the use of capital in its operations. The Company uses ROIC as one measure to monitor and evaluate operating performance relative to the invested capital of the Company. This measure should not be construed as an alternative to return on equity or any other measure determined in accordance with GAAP.

Reconciliation of the non-GAAP financial measure to the nearest GAAP measure:

	2011	2010	2009	2008	2007
	(expressed in thousands)
Net income	$50,942	$18,576	$17,394	$49,191	$41,996
After-tax interest expense	892	968	1,472	779	949
After-tax income from discontinued operations	-	-	-	(2,081)	(955)
Adjusted net income *	$51,834	$19,544	$18,866	$47,889	$41,990

Total beginning shareholders' investment	$166,106	$203,965	$204,942	$189,701	$169,321
Total ending shareholders' investment	210,848	166,106	203,965	204,942	189,701
Total beginning interest bearing debt	40,000	40,000	26,308	8,991	15,673
Total ending interest bearing debt	40,000	40,000	40,000	26,308	8,991
Sum of invested capital	$456,954	$450,071	$475,215	$429,942	$383,686

Average invested capital*	$228,477	$225,036	$237,608	$214,971	$191,843

Return on invested capital *	22.7%	8.7%	7.9%	22.3%	21.9%

* Denotes Non-GAAP financial measure

6 Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of test systems and industrial position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,003 employees and revenue of $467 million for the fiscal year ended October 1, 2011.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009 consisted of 52 weeks, 52 weeks, and 53 weeks, respectively.

Fiscal Year 2011 Compared to Fiscal Year 2010

Summary of Financial Results

Significant Items for Fiscal Year 2011 compared to Fiscal Year 2010 include:

●
Orders increased 27.5% to $540.0 million, compared to orders of $423.5 million for fiscal year 2010. The increase in orders represents worldwide growth of 28.1% and 24.9% in the Test and Sensors segments, respectively, reflecting strong base-order expansion in both segments. The results included five large (in excess of $5.0 million) Test segment orders totaling approximately $64 million, an increase of $31 million compared to large Test segment orders in fiscal year 2010. Backlog of undelivered orders at October 1, 2011 was $287.4 million, an increase of 34.1% from backlog of $214.3 million at October 2, 2010.

●
Revenue increased 24.9% to $467.4 million, compared to revenue of $374.1 million for fiscal year 2010. This increase represents growth of 22.8% and 33.0% in the Test and Sensors segments, respectively, both driven by higher beginning backlog and strong fiscal year orders.

●
Income from operations increased 158.7% to $73.2 million, compared to $28.3 million for fiscal year 2010. This increase was primarily driven by higher revenue and gross profit, net of $5.3 million increased operating expenses. Operating expenses in the current fiscal year included legal and consulting costs of $6.0 million related to investigations regarding U.S. Government matters. Operating expenses in fiscal year 2010 included a legal settlement charge of $6.3 million. As a percentage of revenue, operating expenses declined from 33.0% to 27.6%. See below for additional information regarding U.S. Government matters during the current fiscal year.

●
Earnings per diluted share increased to $3.24, compared to $1.14 for the fiscal year 2010. In addition to the benefit of higher income from operations, the reduction in shares outstanding, resulting from the Company’s share purchases in the fourth quarter of fiscal year 2010, as well as a lower effective tax rate, positively impacted earnings per diluted share by $0.12 and $0.06, respectively.

●
Cash and cash equivalents at October 1, 2011 totaled $104.1 million, compared to $76.6 million at the end of fiscal year 2010. Cash flows from operations generated $43.0 million. During fiscal year 2011, the Company invested $10.1 million in capital expenditures, paid $9.6 million to settle an accelerated share repurchase agreement, and paid $9.3 million in dividends.

●
As was previously disclosed, in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. In July 2011, the USAO expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts.

Further, in March 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation; this suspension was lifted on September 19, 2011 in connection with the Company’s entry into an Administrative Agreement specifying certain ethics, compliance, reporting and monitoring obligations. The Company has been responding to information requests from the USAO and DOC, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company will continue to review these matters and to cooperate fully with the Government’s requests, as appropriate.

The Company experienced a loss of revenue from contract opportunities lost or was not allowed to bid and from contracts cancelled during the suspension. The Company had approximately $15 million of active market opportunities from the suspension date through September 18, 2011 affected by the suspension for which the Company believes it had a reasonable opportunity to compete, but which may or may not have been awarded to the Company. The Company estimates that it lost approximately $9 million of such opportunities through October 1, 2011. During the suspension, the Company was unable to submit bids on U.S. Government prime contracts and subcontracts (to the extent that such contracts exceed $30,000), or with certain state governments or with commercial customers that decline to contract with suspended government contractors. The Company was permitted, under applicable regulations, to continue performing work under existing Government contracts during the investigation and suspension. During fiscal 2011, existing customer orders totaling approximately $100,000 in the aggregate were cancelled due to the suspension. Although revenue from U.S. Government contracts varies by year, such revenue as a percentage of the Company’s total revenue was approximately 4% and 7% for fiscal 2011 and 2010, respectively.

Further, the Company expects to incur additional General and Administrative expenses related to legal and consulting fees as part of the on-going investigation, as well as increased compliance costs. As previously mentioned, the Company incurred $6.0 million of costs related to these matters in fiscal 2011.

The Company is presently unable to determine the likely outcome or range of loss, if any, from the investigation or predict with certainty the timeline for the resolution of the investigation. Associated fines, penalties, or other actions, if any, could have a material adverse effect on MTS’s business.

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2011	Change	Translation	2010
	(expressed in millions)
Orders	$540.0	$103.2	$13.3	$423.5

Orders totaled $540.0 million, an increase of $116.5 million, or 27.5%, compared to orders of $423.5 million for fiscal year 2010, reflecting strong base-order growth across all geographies in both segments as well as the previously mentioned $31 million increase in large Test segment orders. Fiscal year 2011 orders included $64 million of large Test segment orders, compared to $33 million in fiscal year 2010. Test segment orders increased $95.9 million to $436.6 million, while Sensors segment orders increased $20.6 million to $103.4 million.

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$162.1	$143.5	$18.6	13.0%
Europe	183.2	131.8	51.4	39.0%
Asia	194.7	148.2	46.5	31.4%
Total Orders	$540.0	$423.5	$116.5	27.5%

Backlog of undelivered orders at October 1, 2011 was $287.4 million, an increase of approximately $73.1 million, or 34.1%, compared to backlog of $214.3 million at October 2, 2010. The Company believes backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

Results of Operations

The following is a comparison of fiscal year 2011 and fiscal year 2010 statements of operations (in millions, except per share data):

	2011	2010	Variance	% Variance
Revenue	$467.4	$374.1	$93.3	24.9%
Cost of sales	265.4	222.3	43.1	19.4%
Gross profit	202.0	151.8	50.2	33.1%
Gross margin	43.2%	40.6%	2.6%	pts

Operating expenses:
Selling and marketing	69.8	65.9	3.9	5.9%
General administrative	44.2	42.7	1.5	3.5%
Research and development	14.8	14.9	(0.1)	-0.7%
Total operating expenses	128.8	123.5	5.3	4.3%
Income from operations	73.2	28.3	44.9	158.7%
Interest expense	(1.3)	(1.4)	0.1	-7.1%
Interest income	0.4	0.4	-	0.0%
Other income (expense), net	1.0	(0.1)	1.1	NM

Income before income taxes	73.3	27.2	46.1	169.5%
Provision for income taxes	22.4	8.6	13.8	160.5%
Net income	$50.9	$18.6	$32.3	173.7%

Diluted earnings per share	$3.24	$1.14	$2.10	184.2%

The following is a comparison of fiscal year 2011 and fiscal year 2010 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2011	Change	Translation	2010
	(expressed in millions)
Revenue	$467.4	$81.5	$11.8	$374.1
Cost of sales	265.4	35.8	7.3	222.3
Gross profit	202.0	45.7	4.5	151.8
Gross margin	43.2%			40.6%

Operating expenses:
Selling and marketing	69.8	2.5	1.4	65.9
General administrative	44.2	0.6	0.9	42.7
Research and development	14.8	(0.2)	0.1	14.9
Total operating expenses	128.8	2.9	2.4	123.5
Income from operations	$73.2	$42.8	$2.1	$28.3

Revenue
Revenue was $467.4 million, an increase of $93.3 million, or 24.9%, compared to revenue of $374.1 million for fiscal year 2010. This increase was primarily due to 27.8% higher opening backlog as well as increased order volume, and an estimated $11.8 million favorable impact of currency translation. Test segment revenue increased 22.8% to $363.9 million, while Sensors segment revenue increased 33.0% to $103.5 million.

The following is a comparison of fiscal year 2011 and fiscal year 2010 revenue by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$135.5	$122.1	$13.4	11.0%
Europe	150.1	112.9	37.2	32.9%
Asia	181.8	139.1	42.7	30.7%
Total Revenue	$467.4	$374.1	$93.3	24.9%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross profit
Gross profit was $202.0 million, an increase of $50.2 million, or 33.1%, compared to gross profit of $151.8 million for fiscal year 2010. Gross profit as a percentage of revenue was 43.2%, an increase of 2.6 percentage points from 40.6% for fiscal year 2010. The increase was driven by leverage on higher volume, favorable product mix, and reduced warranty expense.

Selling and Marketing Expense
Selling and marketing expense was $69.8 million, an increase of $3.9 million, or 5.9%, compared to $65.9 million for fiscal year 2010. This increase was primarily due to higher sales commissions driven by higher volume, increased compensation and benefits on higher headcount, as well as an estimated $1.4 million unfavorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 14.9% on higher volume, compared to 17.6% for fiscal year 2010.

General and Administrative Expense
General and administrative expense was $44.2 million, an increase of $1.5 million, or 3.5%, compared to $42.7 million for fiscal year 2010. This increase was primarily due to higher professional fees and other discretionary spending, and an estimated $0.9 million unfavorable impact of currency translation, partially offset by lower legal fees, as well as decreased salaries and benefits. Legal and consulting expenses for the current fiscal year included $6.0 million related to the previously mentioned U.S. Government matters, of which $4.7 million and $1.3 million was allocated to the Test segment and Sensors segment, respectively. Legal expenses for fiscal year 2010 included $6.3 million of costs associated with a legal settlement. General and administrative expense as a percentage of revenue was 9.5% on higher volume, compared to 11.4% for fiscal year 2010.

Research and Development Expense
Research and development expense was $14.8 million, relatively flat compared to $14.9 million for fiscal year 2010. Total software development costs capitalized during fiscal years 2011 and 2010 were $3.7 million and $3.6 million, respectively. Research and development expense as a percentage of revenue was 3.2% on higher volume, compared to 4.0% for fiscal year 2010.

Income from Operations
Income from operations was $73.2 million, an increase of $44.9 million, or 158.7%, compared to income from operations of $28.3 million for fiscal year 2010. This increase was primarily driven by volume and higher gross profit rate. Operating income as a percentage of revenue was 15.7%, compared to 7.6% for fiscal year 2010.

Historically, the Company’s operating costs have been impacted by a level of inflation ranging from -1% to 4%. The Company uses a number of strategies to mitigate the effects of cost inflation including cost productivity initiatives such as global procurement strategies, as well as price increases. However, if the Company’s operating costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs despite these strategies.

Interest Expense, net
Interest expense, net was $0.9 million, relatively flat compared to $1.0 million for fiscal year 2010.

Other Income (Expense), net
Other income (expense), net was $1.0 million of net other income, compared to $0.1 million of net other expense in fiscal year 2010. The increase was primarily due to net gains on foreign currency transactions compared to net losses on foreign currency transactions in fiscal year 2010, as well as $0.3 million higher royalty income.

Provision for Income Taxes
Provision for income taxes totaled $22.4 million, an increase of $13.8 million, compared to $8.6 million for the fiscal year 2010. This increase was primarily due to increased income before taxes. The effective tax rate for the fiscal year was 30.5%, a decrease of 1.2 percentage points compared to 31.7% for fiscal year 2010. The decrease in the effective tax rate was driven by the Company’s geographic mix of earnings, with foreign income generally taxed at lower rates than domestic income, as well as a $1.0 million tax benefit from the retroactive extension to fiscal year 2010 of United States research and development credits in fiscal year 2011. This decrease in the effective tax rate was partially offset by $0.8 million of tax benefits recognized in fiscal year 2010 upon the release of certain contingencies due to the lapse of statute of limitations, as well as the benefit of foreign tax credits associated with the cash repatriation of earnings.

Net Income
Net income was $50.9 million, or $3.24 per diluted share, for fiscal year 2011, an increase of 173.7% compared to $18.6 million, or $1.14 per diluted share, for fiscal year 2010. The increase was primarily driven by higher income from operations. Additionally, the reduction in shares outstanding, resulting from the Company’s share purchases in the fourth quarter of fiscal year 2010, as well as a lower effective tax rate, positively impacted earnings per diluted share by $0.12 and $0.06, respectively.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for the Test segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2011	Change	Translation	2010
	(expressed in millions)
Orders	$436.6	$86.2	$9.7	$340.7

Orders totaled $436.6 million, an increase of $95.9 million, or 28.1%, compared to orders of $340.7 million for fiscal year 2010, primarily due to increased demand across all geographies, particularly in the ground vehicle market, as well as an estimated $9.7 million favorable impact of currency translation. Fiscal year 2011 orders included five large orders totaling approximately $64 million, of which $35 million was associated with the structures market and $29 million was associated with the ground vehicles market. Fiscal year 2010 orders included four large custom orders totaling approximately $33 million, of which $26 million was associated with the structures market and $7 million was associated with the ground vehicles market. The Test segment accounted for 80.9% of total Company orders, compared to 80.4% for fiscal year 2010.

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for the Test segment by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$133.9	$120.0	$13.9	11.6%
Europe	132.0	93.5	38.5	41.2%
Asia	170.7	127.2	43.5	34.2%
Total Orders	$436.6	$340.7	$95.9	28.1%

Backlog of undelivered orders at October 1, 2011 was $271.2 million, an increase of 36.8% from backlog of $198.2 million at October 2, 2010.

Results of Operations

The following is a comparison of fiscal year 2011 and fiscal year 2010 results of operations for the Test segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2011	Change	Translation	2010
	(expressed in millions)
Revenue	$363.9	$59.8	$7.8	$296.3
Cost of sales	221.3	27.8	5.7	187.8
Gross profit	142.6	32.0	2.1	108.5
Gross margin	39.2%			36.6%

Operating expenses:
Selling and marketing	53.9	1.0	0.9	52.0
General administrative	32.4	(2.2)	0.5	34.1
Research and development	10.1	(1.1)	-	11.2
Total operating expenses	96.4	(2.3)	1.4	97.3
Income from operations	$46.2	$34.3	$0.7	$11.2

Revenue
Revenue was $363.9 million, an increase of $67.6 million, or 22.8%, compared to revenue of $296.3 million for fiscal year 2010. The increase was primarily due to 26.7% higher opening backlog as well as increased order volume, and an estimated $7.8 million favorable impact of currency translation.

The following is a comparison of fiscal year 2011 and fiscal year 2010 revenue for the Test segment by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$108.2	$98.9	$9.3	9.4%
Europe	98.6	77.6	21.0	27.1%
Asia	157.1	119.8	37.3	31.1%
Total Revenue	$363.9	$296.3	$67.6	22.8%

Gross Profit
Gross profit was $142.6 million, an increase of $34.1 million, or 31.4%, compared to gross profit of $108.5 million for fiscal year 2010. Gross profit as a percentage of revenue was 39.2%, an increase of 2.6 percentage points from 36.6% for fiscal year 2010. These increases were driven by volume leverage, favorable product mix, and reduced warranty expense.

Selling and Marketing Expense
Selling and marketing expense was $53.9 million, an increase of $1.9 million, or 3.7%, compared to $52.0 million for fiscal year 2010. This increase was primarily due to increased sales commissions on higher volume and an estimated $0.9 million unfavorable impact of currency translation, partially offset by reduced discretionary spending on marketing initiatives. Selling and marketing expense as a percentage of revenue was 14.8% on higher volume, compared to 17.5% for fiscal year 2010.

General and Administrative Expense
General and administrative expense was $32.4 million, a decrease of $1.7 million, or 5.0%, compared to $34.1 million for fiscal year 2010. This decrease was primarily due to lower legal fees and reduced compensation and benefits, partially offset by higher professional fees and increased other discretionary spending. As previously mentioned, legal and consulting expenses for fiscal year 2011 included $4.7 million related to the U.S. Government matters while legal expenses for the Fiscal Year 2010 included legal settlement costs of $6.3 million. General and administrative expense as a percentage of revenue was 8.9% on higher volume, compared to 11.5% for fiscal year 2010.

Research and Development Expense
Research and development expense was $10.1 million, a decrease of $1.1 million, or 9.8%, compared to $11.2 million for fiscal year 2010, due to a lower level of planned expenditures. Research and development expense as a percentage of revenue was 2.8% on higher volume, compared to 3.8% for fiscal year 2010.

Income from Operations
Income from operations was $46.2 million, an increase of $35.0 million, or 312.5%, compared to income from operations of $11.2 million for fiscal year 2010. This increase primarily reflects higher gross profit. Operating income as a percentage of revenue was 12.7%, compared to 3.8% for fiscal year 2010.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2011	Change	Translation	2010
	(expressed in millions)
Orders	$103.4	$17.0	$3.6	$82.8

Orders totaled $103.4 million, an increase of $20.6 million, or 24.9%, compared to orders of $82.8 million for fiscal year 2010, primarily due to higher volume across all geographies, as well as an estimated $3.6 million favorable impact of currency translation. Sensors segment accounted for 19.1% of total Company orders, compared to 19.6% for fiscal year 2010.

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for the Sensors segment by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$28.2	$23.5	$4.7	20.0%
Europe	51.2	38.3	12.9	33.7%
Asia	24.0	21.0	3.0	14.3%
Total Orders	$103.4	$82.8	$20.6	24.9%

Backlog of undelivered orders at October 1, 2011 was $16.2 million, flat compared to backlog at October 2, 2010.

Results of Operations

The following is a comparison of fiscal year 2011 and fiscal year 2010 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
		Business	Currency
	2011	Change	Translation	2010
	(expressed in millions)
Revenue	$103.5	$21.7	$4.0	$77.8
Cost of sales	44.1	8.0	1.6	34.5
Gross profit	59.4	13.7	2.4	43.3
Gross margin	57.4%			55.7%

Operating expenses:
Selling and marketing	15.9	1.5	0.5	13.9
General administrative	11.8	2.8	0.4	8.6
Research and development	4.7	0.9	0.1	3.7
Total operating expenses	32.4	5.2	1.0	26.2
Income from operations	$27.0	$8.5	$1.4	$17.1

Revenue
Revenue was $103.5 million, an increase of $25.7 million, or 33.0%, compared to revenue of $77.8 million for the fiscal year 2010. This increase was primarily driven by 43.0% higher opening backlog as well as increased worldwide order volume, and an estimated $4.0 million favorable impact of currency translation.

The following is a comparison of fiscal year 2011 and fiscal year 2010 revenue for the Sensors segment by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$27.3	$23.2	$4.1	17.7%
Europe	51.5	35.3	16.2	45.9%
Asia	24.7	19.3	5.4	28.0%
Total Revenue	$103.5	$77.8	$25.7	33.0%

Gross Profit
Gross profit was $59.4 million, an increase of $16.1 million, or 37.2%, compared to gross profit of $43.3 million for fiscal year 2010. Gross profit as a percentage of revenue was 57.4%, an increase of 1.7 percentage points from 55.7% for fiscal year 2010. These increases were primarily due to volume and leverage.

Selling and Marketing Expense
Selling and marketing expense was $15.9 million, an increase of $2.0 million, or 14.4%, compared to $13.9 million for fiscal year 2010. This increase was primarily due to higher compensation, benefits and incentives, as well as expenditures on marketing initiatives. Selling and marketing expense as a percentage of revenue was 15.4% on higher volume, compared to 17.9% for fiscal year 2010.

General and Administrative Expense
General and administrative expense was $11.8 million, an increase of $3.2 million, or 37.2%, compared to $8.6 million for fiscal year 2010, primarily due to the previously mentioned $1.3 million of legal and consulting expenses related to the U.S. Government matters, as well as increased other discretionary spending, partially offset by lower compensation and benefits. General and administrative expense as a percentage of revenue was 11.4% on higher volume, compared to 11.1% for fiscal year 2010.

Research and Development Expense
Research and development expense was $4.7 million, an increase of $1.0 million, or 27.0%, compared to $3.7 million for fiscal year 2010, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 4.5% on higher volume, compared to 4.8% for fiscal year 2010.

Income from operations
Income from operations was $27.0 million, an increase of $9.9 million, or 57.9%, compared to income from operations of $17.1 million for fiscal year 2010, primarily due to higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 26.1%, compared to 22.0% for fiscal year 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Summary of Financial Results

Significant items for Fiscal Year 2010 compared to Fiscal Year 2009 include:

●
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

●
Revenue decreased 8.5% to $374.1 million, compared to revenue of $408.9 million for fiscal year 2009. This decrease was primarily due to 28.5% lower opening backlog, partially offset by the strong execution of short-cycle orders in the Test segment and higher volume in the Sensors segment.

●
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

●	The Company settled a legal claim for patent infringement for $7.5 million, of which $6.3 million and $1.2 million was expensed during fiscal year 2010 and 2009, respectively.

●
Income from operations increased 15.0% to $28.3 million, compared to $24.6 million for fiscal year 2009, primarily driven by reduced severance charges, lower warranty expense, and lower operating expenses from reduced headcount and discretionary spending. This was partially offset by decreased volume, higher variable compensation expense and the previously mentioned legal settlement costs recognized in fiscal year 2010.

●
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

Results of Operations

The following is a comparison of fiscal year 2010 and fiscal year 2009 statements of operations (in millions, except per share data):

	2010	2009	Variance	% Variance
Revenue	$374.1	$408.9	$(34.8)	-8.5%
Cost of sales	222.3	257.3	(35.0)	-13.6%
Gross profit	151.8	151.6	0.2	0.1%
Gross margin	40.6%	37.1%	3.5%	pts

Operating expenses:
Selling and marketing	65.9	71.6	(5.7)	-8.0%
General administrative	42.7	39.1	3.6	9.2%
Research and development	14.9	16.3	(1.4)	-8.6%
Total operating expenses	123.5	127.0	(3.5)	-2.8%
Income from operations	28.3	24.6	3.7	15.0%
Interest expense	(1.4)	(2.0)	0.6	-30.0%
Interest income	0.4	1.1	(0.7)	-63.6%
Other (expense) income, net	(0.1)	0.2	(0.3)	-150.0%

Income before income taxes	27.2	23.9	3.3	13.8%
Provision for income taxes	8.6	6.5	2.1	32.3%
Net income	$18.6	$17.4	$1.2	6.9%

Diluted earnings per share	$1.14	$1.03	$0.11	10.7%

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

Interest Expense
Interest expense was $1.4 million, a decrease of $0.6 million compared to $2.0 million for fiscal year 2009. This decrease was primarily due to the lapse of the statute of limitations on certain tax contingencies in fiscal year 2010 which resulted in a reduction of the related interest expense previously recognized on those contingencies.

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

Cash Flow Comparison - Fiscal Years 2011, 2010 and 2009

Total cash and cash equivalents increased $27.5 million during fiscal year 2011. This increase was driven by earnings of $72.9 million and $12.9 million of proceeds from the exercise of stock options, partially offset by $33.7 million increased working capital requirements, a $9.6 million payment to settle an accelerated share repurchase agreement, investment in property and equipment of $10.1 million, and dividend payments of $9.3 million.

Total cash and cash equivalents decreased $42.3 million during fiscal year 2010. This decrease was driven by purchases of the Company’s common stock of $38.2 million, dividend payments of $12.1 million, investment in property and equipment of $11.2 million, and $6.3 million deferred payments for the SANS acquisition. These decreases were partially offset by earnings of $36.4 million.

Total cash and cash equivalents increased $4.8 million during fiscal year 2009. This increase was driven by earnings of $35.9 million, and $22.9 million decreased working capital requirements, partially offset by employee incentive and related benefit payments of $8.6 million, purchases of the Company’s common stock of $12.8 million, dividend payments of $10.1 million, $25.1 payments for the acquisition of SANS, and investment in property and equipment of $9.8 million.

Cash flow from operating activities provided cash of $43.0 million during fiscal year 2011, compared to cash provided of $33.2 million and $43.8 million in fiscal year 2010 and 2009, respectively. Fiscal year 2011 cash flow from operating activities was primarily due to earnings of $72.9 million, $19.1 million increased advance payments received from customers driven by higher custom orders, and $5.5 million increased accounts payable resulting from general timing of purchases and payments, partially offset by $44.7 million increased accounts and unbilled receivables resulting from higher volume as well as the general timing of billing and collections, and $13.6 million increased inventories to support future revenue.

Fiscal year 2010 cash flow from operating activities was primarily driven by earnings.

Fiscal year 2009 cash flow from operating activities was primarily due to earnings and $52.1 million decreased accounts and unbilled receivables driven by lower revenue volume. This cash provided was partially offset by $14.6 million decreased accounts payable primarily resulting from overall reduced spending levels, $20.7 million decrease in advance payments received from customers driven by decreased orders and negotiated payment terms, and $8.6 million incentive and benefit payments.

Cash flow from investing activities required the use of cash totaling $10.1 million during fiscal year 2011, compared to the use of cash totaling $17.5 million during fiscal year 2010, and $33.6 million use of cash during fiscal year 2009. The cash usage for fiscal year 2011 represents a $10.1 million investment in property and equipment.

During fiscal year 2010, the Company invested $11.2 million in property and equipment, and $6.3 million of deferred payments for the SANS acquisition.

During fiscal year 2009, the Company paid $25.1 million associated with the acquisition of SANS and invested $9.8 million in property and equipment. This was partially offset by $1.3 million of proceeds received from the sale of the Nano instruments product line in fiscal year 2008.

Cash flow from financing activities required the use of cash of $5.8 million during fiscal year 2011, compared to $49.2 million and $7.8 million used in fiscal year 2010 and 2009, respectively. The cash usage for fiscal year 2011 was primarily due to the use of $9.6 million to settle an accelerated share purchase agreement that was initially entered into during the fourth quarter of fiscal year 2010, purchases of stock related to stock-based compensation arrangements of $0.3 million, and payment of cash dividends of $9.3 million. These cash usages were partially offset by $13.0 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

During fiscal year 2010, the Company’s cash usage primarily resulted from purchases of the Company’s common stock of $38.2 million, including purchases of stock related to stock-based compensation arrangements of $0.1 million, payment of cash dividends of $12.1 million, partially offset by $1.0 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

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

During fiscal year 2011, the Company purchased less than 0.1 million shares of its common stock for $0.3 million. During fiscal year 2010, the Company purchased approximately 1.4 million shares of its common stock, of which 0.9 million shares were purchased under an accelerated share purchase program, for $38.2 million. During fiscal year 2009, the Company purchased approximately 0.5 million shares of its common stock for $12.8 million.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $104.1 million at October 1, 2011. Of this amount, approximately $43.6 million was located in North America, $36.5 million in Europe, and $24.0 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At October 1, 2011, the Company held no short-term investments.

At October 1, 2011, the Company’s capital structure was comprised of $40.3 million in short-term debt and $210.8 million in Shareholders’ Investment. Total interest-bearing debt at October 1, 2011 and October 2, 2010 was $40.0 million. The borrowings on the credit facility include, at the Company’s discretion, optional month-to-month term renewals and loan repricing until December 2012. Under the terms of the credit facility, the Company has agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 1, 2011, the Company was in compliance with these financial covenants.

Shareholders' Investment increased by $44.7 million during fiscal year 2011, primarily due to higher net income of $50.9 million and $12.9 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan, partially offset by $13.2 million in dividends declared and $9.9 million in purchases of the Company’s common stock.

The Company believes that its liquidity, represented by funds available from cash, cash equivalents, the credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

At October 1, 2011, the Company’s contractual obligations were as follows:

		Payments Due by Period
		(expressed in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$12,862	$4,332	$4,914	$1,857	$1,759
Other Long-Term Obligations(2)	7,875	1,332	2,433	1,560	2,550
Total	$20,737	$5,664	$7,347	$3,417	$4,309

(1)
Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. At October 1, 2011, the Company’s long-term liability for uncertain tax positions was $5.1 million.

(2)	Other long-term obligations include liabilities under pension and other retirement plans.

At October 1, 2011 the Company had letters of credit and guarantees outstanding totaling $18.6 million and $26.9 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment. The Company’s operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2011, the Company did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Inventories: The Company maintains a material amount of inventory to support its engineering and manufacturing operations. This inventory is stated at the lower of cost or market. On a regular basis, the Company reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for the Company’s products and the Company does not adjust its manufacturing production accordingly.

Impairment of Long-Lived Assets: The Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

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

The Company has three discrete reporting units, two of which are assigned goodwill. At October 1, 2011, one reporting unit was assigned $14.4 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At October 1, 2011, the estimated fair value of the reporting unit assigned $1.6 million of goodwill is substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.4 million of goodwill exceeds its carrying value by approximately 13 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”ASU 2011-04 amends ASC 820, “Fair Value Measurements and Disclosures” to provide guidance on how fair value measurement should be applied where existing U.S. GAAP already requires or permits fair value measurements. This ASU does not extend the use of fair value, but rather provides guidance on application. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011 which, for the Company, will be the second quarter of fiscal year 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350). ASU 2011-08 simplifies how an entity is required to test goodwill for impairment by allowing the entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Under the provisions of ASU 2011-08, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have an impact on its consolidated financial statements.

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

Selected quarterly financial information for the fiscal years ended October 1, 2011 and October 2, 2010 was as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(expressed in thousands, except per share data)

2011
Revenue	$105,876	$113,061	$116,832	$131,599	$467,368
Gross profit	46,672	48,907	49,830	56,581	201,990
Income before income taxes	18,104	17,606	16,406	21,189	73,305
Net income	$13,289	$11,808	$10,953	$14,892	$50,942
Earnings per share:
Basic	$0.87	$0.77	$0.70	$0.95	$3.29
Diluted	$0.86	$0.75	$0.69	$0.94	$3.24

2010
Revenue	$88,960	$94,270	$84,944	$105,879	$374,053
Gross profit	35,182	38,528	33,249	44,835	151,794
Income (loss) before income taxes	5,701	9,660	(1,563)	13,414	27,212
Net income	$3,837	$6,174	$5	$8,560	$18,576
Earnings per share:
Basic	$0.23	$0.37	$0.00	$0.54	$1.14
Diluted	$0.23	$0.37	$0.00	$0.54	$1.14

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk
Approximately 70-75% of the Company’s revenue has historically been derived from shipments to customers outside of the United States and about 60% of this revenue (approximately 45% of the Company's total revenue) is denominated in currencies other than the U.S. dollar. The Company’s international subsidiaries have functional currencies other than the Company’s U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose the Company to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2011	2010	2009
	(expressed in thousands)
Increase (decrease) from currency translation on:
Orders	$13,325	$3,430	$(8,077)
Revenue	11,771	3,333	(9,921)
Net Income	$1,433	$105	$(581)

The estimated net effect of currency translation on orders, revenue, and net income was favorable in fiscal year 2011 in comparison to fiscal year 2010, primarily driven by the favorable translation impact associated with the weakening in the value of the U.S. dollar against the Japanese Yen and Chinese Yuan throughout fiscal year 2011, as well as against the Euro during the first quarter of fiscal year 2011.

This was partially offset by an unfavorable translation impact associated with the strengthening in the value of the U.S. dollar against the Euro during the last three quarters of fiscal year 2011.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2011 revenue of approximately $20.7 million.

The Company has operational procedures to mitigate these non-functional currency exposures. The Company also utilizes foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income that the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net gain of $0.5 million in fiscal year 2011, a net loss of $0.1 million in fiscal year 2010, and a net loss of $1.6 million in fiscal year 2009.

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

At October 1, 2011, the Company had cash and cash equivalents of $104.1 million. Most of this balance was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.0 million on an annualized basis.

The Company’s short-term borrowings outstanding at the end of fiscal year 2011 consisted of $40.0 million utilization of the revolving credit facility and $0.3 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

A discount rate of 5.4% and an expected rate increase in future compensation levels of 3.0% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries. In addition, a 5.4% expected rate of return was used in the calculation of the plan assets associated with this defined benefit pension plan.

Item 8.	Financial Statements and Supplementary Data

The Company's audited financial statements and notes thereto described in Item 15 of this Annual Report on Form 10-K, and appearing on pages F-1 through F-3 of this report, are incorporated by reference herein. See also "Quarterly Financial Data" in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of October 1, 2011. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Interim Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of October 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of October 1, 2011.

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

The required information with respect to the directors of the Company, the Company’s Code of Business Conduct, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s Audit Committee, including the Audit Committee financial experts, is incorporated herein by reference to the information set forth under the headings "Election of Directors" and “Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 8, 2012.

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers over the last five years is as follows:

Officer	Business Experience	Age	Executive Officer Since

William V. Murray, Interim Chief Executive Officer	Interim Chief Executive Officer of the Company since August 2011. Director of the Company since May 2010. President and Chief Executive Officer of ReShape Medical, Inc. from 2008 to December 2010. President and Chief Executive Officer of Murray Consulting, Inc. from 2006 to 2007.	51	2011

Arthur R. Baker, Senior Vice President, Test	Senior Vice President, Test since November 2011. Vice President and General Manager of the Test Segment during October 2011. Vice President of Engineering and Operations from May 2010 to September 2011. Vice President of Engineering from August 2005 to April 2010.	43	2011

Joachim Hellwig, Senior Vice President, Sensors	Senior Vice President, Sensors since November 2011. Vice President, Sensors from January 2003 to October 2011.	62	2003

Susan E. Knight, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since November 2011. Vice President and Chief Financial Officer from October 2001 to October 2011.	57	2001

Steven G. Mahon Sr. Vice President, General Counsel and Chief Compliance Officer	Senior. Vice President, General Counsel and Chief Compliance Officer since October 2011. Vice President & Assistant General Counsel for Alliant Techsystems Inc. from January 2003 to September 2011.	50	2011

Kathleen M. Staby, Vice President	Vice President of Human Resources and Strategy since January 2006.	65	2000

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under headings "Executive Compensation" and “Election of Directors” in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 8, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information:

The following table sets forth the aggregate information regarding grants under all equity compensation plans as of October 1, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	Weighted- Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (in thousands)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,115	$33.66	1,291

Equity compensation plans not approved by security holders	-	-	-

Total	1,115	$33.66	1,291

(1)
Includes 421 thousand shares available for issuance under the 2002 Employee Stock Purchase Plan ("ESPP") as ofOctober 1, 2011. On February 11, 2011, the Company's shareholders approved a 2012 ESPP which is effective on January 1, 2012. The 2012 ESPP will replace the 2002 ESPP, which expires on December 31, 2011. An aggregate of 750 thousand shares of the Company's stock will be available under the 2012 ESPP.

Certain other information required by this Item is incorporated herein by reference to the information set forth under the heading "Other Information - Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 8, 2012.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The information required by this Item is incorporated herein by reference to the information set forth under the headings “Election of Directors – Other Information Regarding the Board” and “Other Information – Related Party Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 8, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 8, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 1, 2011 and October 2, 2010

Consolidated Statements of Income for the Fiscal Years Ended October 1, 2011, October 2, 2010 and October 3, 2009

Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended October 1, 2011, October 2, 2010 and October 3, 2009

Consolidated Statements of Cash Flows for the Fiscal Years Ended October 1, 2011, October 2, 2010 and October 3, 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3)	Exhibits:

Exhibit Number	Description

3.a	Restated and Amended Articles of Incorporation, incorporated herein by reference from Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 30, 1996.

3.b	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.b of the Company’s Form 8-K Current Report filed on November 28, 2011.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 5.02 of the Company’s Form 8-K Current Report filed on February 12, 2010.

10.b	2002 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.d of the Company’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.c	2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.d	2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement filed on February 9, 2011.

10.e
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

10.g
Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Company’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.h
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

10.p	Form of Notice of Grant of Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on June 29, 2009.

10.q	Uniform Terms and Conditions to Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Company’s Form 8-K Current Report filed on June 29, 2009.

10.r
Letter Agreement Regarding Accelerated Share Repurchase Program by and between MTS Systems Corporation and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated August 18, 2010, incorporated by reference into Exhibit  10.1 of the Company's Form 8-K Current Report filed on August 19, 2010.

10.s
Form of Notice of Grant and Terms and Conditions of Employee Options under 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.t
Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock Units, incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.u
Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock, incorporated herein by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.v
Form of Notice of Grant and Terms and Conditions of Restricted Stock for Directors under 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed on February 9, 2011.

10.w	Separation Agreement, dated August 25, 2011 between the Company and Laura B. Hamilton, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed August 25, 2011.

10.x	Letter Amendment to Separation Agreement (Exhibit 10.w above), dated August 31, 2011, correcting base salary compensation payment (Filed herewith).

10.y	Form of Severance Agreement, dated October 6, 2011, between the Company and Steven G. Mahon (Filed herewith).

10.z	Form of Change in Control Agreement, dated October 6, 2011, between the Company and Steven G. Mahon (Filed herewith).

10.aa	Interim Chief Executive Officer Bonus Award Agreement, dated November 22, 2011, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 28, 2011.

10.bb	Change in Control Agreement dated November 22, 2011, between the Company and Arthur R. Baker, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 28, 2011.

21.	Subsidiaries of the Company (Filed herewith).

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

By:	/s/ William V. Murray
William V. Murray
Interim Chief Executive Officer

Date:     November 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM V. MURRAY	Interim Chief Executive Officer	November 29, 2011
William V. Murray

/s/ SUSAN E. KNIGHT	Chief Financial Officer and Senior Vice President	November 29, 2011
Susan E. Knight

/s/ DAVID J. ANDERSON	Chair of the Board	November 29, 2011
David J. Anderson

/s/ JEAN-LOU CHAMEAU	Director	November 29, 2011
Jean-Lou Chameau

/s/ BRENDAN C. HEGARTY	Director	November 29, 2011
Brendan C. Hegarty

/s/ EMILY M. LIGGETT	Director	November 29, 2011
Emily M. Liggett

/s/ BARB J. SAMARDZICH	Director	November 29, 2011
Barb J. Samardzich

/s/ GAIL P. STEINEL	Director	November 29, 2011
Gail P. Steinel

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – October 1, 2011 and October 2, 2010	F-3

Consolidated Statements of Income for the Fiscal Years Ended October 1, 2011, October 2, 2010, and October 3, 2009	F-4

Consolidated Statements of Shareholders’ Investment and Comprehensive Income (Loss) for the Fiscal Years Ended October 1, 2011, October 2, 2010 and October 3, 2009	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended October 1, 2011, October 2, 2010 and October 3, 2009	F-6

Notes to Consolidated Financial Statements	F-7 through F-33

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts	F-34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of October 1, 2011 and October 2, 2010, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended October 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  We also have audited MTS Systems Corporation’s internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of October 1, 2011 and October 2, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
November 29, 2011

Consolidated Balance Sheets
(October 1 and October 2, respectively)

Assets	2011	2010
	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$104,095	$76,611
Accounts receivable, net of allowance for doubtful accounts of $1,534 and $1,358 respectively	82,510	66,369
Unbilled accounts receivable	54,554	26,389
Inventories	65,987	51,792
Prepaid expenses and other current assets	4,354	10,799
Deferred income taxes	12,556	12,742
Total current assets	324,056	244,702
Property and equipment, net	56,252	56,444
Goodwill	16,027	15,429
Other intangibles, net	25,843	24,753
Other assets	4,568	3,368
Deferred income taxes	1,113	1,709
Total assets	$427,859	$346,405

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$40,285	$40,229
Accounts payable	27,794	21,818
Accrued payroll and related costs	33,577	32,725
Advance payments from customers	63,307	44,000
Accrued warranty costs	5,290	7,505
Accrued income taxes	5,453	2,642
Deferred income taxes	2,285	996
Other accrued liabilities	17,623	11,925
Total current liabilities	195,614	161,840
Deferred income taxes	9,190	6,057
Non-current accrued income taxes	5,106	4,181
Pension benefit plan obligation	2,691	3,080
Other long-term liabilities	4,410	5,141
Total liabilities	217,011	180,299

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized: 15,632 and 15,264 shares issued and outstanding, respectively	3,908	3,816
Additional paid-in capital	5,319	-
Retained earnings	185,332	147,609
Accumulated other comprehensive income	16,289	14,681
Total shareholders’ investment	210,848	166,106
Total liabilities and shareholders’ investment	$427,859	$346,405
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended October 1, October 2 and October 3, respectively)

	2011	2010	2009
	(expressed in thousands, except per share data)
Revenue:
Product	$400,840	$315,691	$349,502
Service	66,528	58,362	59,379
Total Revenue	467,368	374,053	408,881
Cost of Sales:
Product	231,040	192,454	224,279
Service	34,338	29,805	32,986
Total Cost of Sales	265,378	222,259	257,265
Gross Profit	201,990	151,794	151,616
Operating Expenses:
Selling and marketing	69,781	65,841	71,571
General and administrative	44,230	42,663	39,129
Research and development	14,785	14,945	16,322
Total Operating Expenses	128,796	123,449	127,022
Income From Operations	73,194	28,345	24,594
Interest expense	(1,283)	(1,418)	(2,024)
Interest income	368	366	1,108
Other income (expense), net	1,026	(81)	225
Income Before Income Taxes	73,305	27,212	23,903
Provision for Income Taxes	22,363	8,636	6,509
Net Income	$50,942	$18,576	$17,394
Earnings Per Share
Basic	$3.29	$1.14	$1.04
Diluted	$3.24	$1.14	$1.03
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Investment and Comprehensive Income (Loss)
(For the Fiscal Years Ended October 1, October 2 and October 3, respectively, expressed in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholders'
	Issued	Amount	Capital	Earnings	Income	Investment
Balance, September 27, 2008	16,976	$4,244	$-	$175,216	$25,482	$204,942
Net income	-	-	-	17,394	-	17,394
Foreign currency translation	-	-	-	-	2,459	2,459
Pension benefit obligation adjustments, net of tax	-	-	-	-	(982)	(982)
Derivative instruments, net of tax	-	-	-	-	(1,436)	(1,436)
Total comprehensive income	-	-	-	17,394	41	17,435
Exercise of stock options	40	10	899	-	-	909
Stock-based compensation	17	4	3,327	-	-	3,331
Tax shortfall from equity compensation	-	-	(491)	-	-	(491)
Issuance for employee stock purchase plan	36	9	709	-	-	718
Common stock purchased and retired	(505)	(126)	(4,444)	(8,253)	-	(12,823)
Dividends, $0.60 per share	-	-	-	(10,056)	-	(10,056)
Balance, October 3, 2009	16,564	4,141	-	174,301	25,523	203,965
Net income	-	-	-	18,576	-	18,576
Foreign currency translation	-	-	-	-	(10,100)	(10,100)
Pension benefit obligation adjustments, net of tax	-	-	-	-	(1,130)	(1,130)
Derivative instruments, net of tax	-	-	-	-	388	388
Total comprehensive income	-	-	-	18,576	(10,842)	7,734
Exercise of stock options	16	4	319	-	-	323
Stock-based compensation	19	5	2,378	-	-	2,383
Tax shortfall from equity compensation	-	-	(1,151)	-	-	(1,151)
Issuance for employee stock purchase plan	33	8	684	-	-	692
Common stock purchased and retired	(1,368)	(342)	(2,230)	(35,584)	-	(38,156)
Dividends, $0.60 per share	-	-	-	(9,684)	-	(9,684)
Balance, October 2, 2010	15,264	$3,816	$-	$147,609	$14,681	$166,106
Net income	-	-	-	50,942	-	50,942
Foreign currency translation	-	-	-	-	777	777
Pension benefit obligation adjustments, net of tax	-	-	-	-	327	327
Derivative instruments, net of tax	-	-	-	-	504	504
Total comprehensive income	-	-	-	50,942	1,608	52,550
Exercise of stock options	332	83	12,129	-	-	12,212
Stock-based compensation	18	5	2,699	-	-	2,704
Tax shortfall from equity compensation	-	-	(307)	-	-	(307)
Issuance for employee stock purchase plan	24	6	660	-	-	666
Common stock purchased and retired	(6)	(2)	(9,862)	-	-	(9,864)
Dividends, $0.85 per share	-	-	-	(13,219)	-	(13,219)
Balance, October 1, 2011	15,632	$3,908	$5,319	$185,332	$16,289	$210,848
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended October 1, October 2, October 3, respectively)

	2011	2010	2009
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$50,942	$18,576	$17,394
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,701	2,448	3,384
Excess tax benefits from stock-based compensation	(432)	(65)	(4)
Charge for fair value mark-up of acquired inventory	-	-	1,859
Net periodic pension benefit cost	724	401	738
Depreciation and amortization	12,894	12,751	12,132
Deferred income taxes	5,357	2,121	(364)
Bad debt provision	729	159	755
Changes in operating assets and liabilities, excluding the effect of the acquisition:
Accounts and unbilled contracts receivable	(44,714)	5,599	52,129
Inventories	(13,610)	(5,408)	5,980
Prepaid expenses	(268)	(45)	99
Accounts payable	5,492	3,152	(14,582)
Accrued payroll and related costs	740	7,441	(8,571)
Advance payments from customers	19,123	(2,415)	(20,654)
Accrued warranty costs	(2,191)	(2,093)	3,614
Other asets and liabilities	5,471	(9,432)	(10,071)
Net Cash Provided by Operating Activities	42,958	33,190	43,838
Cash Flows from Investing Activities:
Additions to property and equipment	(10,145)	(11,214)	(9,757)
Payments for acquisition	-	(6,314)	(25,143)
Net proceeds from sale of business	-	-	1,330
Net Cash Used in Investing Activities	(10,145)	(17,528)	(33,570)
Cash Flows from Financing Activities:
Net receipts under short-term borrowings	37	29	15,796
Repayments of long-term debt	-	-	(2,308)
Excess tax benefits from stock-based compensation	432	65	4
Cash dividends	(9,300)	(12,107)	(10,112)
Proceeds from exercise of stock options and employee stock purchase plan	12,878	1,015	1,627
Payments to purchase and retire common stock	(9,864)	(38,156)	(12,823)
Net Cash Used in Financing Activities	(5,817)	(49,154)	(7,816)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	488	(8,782)	2,334
Cash and Cash Equivalents:
Increase (decrease) during the year	27,484	(42,274)	4,786
Balance, beginning of year	76,611	118,885	114,099
Balance, end of year	$104,095	$76,611	$118,885
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$1,284	$1,549	$1,596
Income taxes	7,061	9,669	13,250
Non-cash financing activities:
Dividends declared not yet paid	$3,919	$-	$2,423
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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended October 1, 2011 and October 2, 2010 consisted of 52 weeks. The Company’s fiscal year ended October 3, 2009 consisted of 53 weeks.

Consolidation
The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue on a sales arrangement when it is realized or realizable and earned, which occurs when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery and title transfer has occurred or services have been rendered; the sales price is fixed and determinable; collectability is reasonably assured; and all significant obligations to the customer have been fulfilled.

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

Foreign Currency
The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of Shareholders' Investment. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains/(losses) of $0.5 million, ($0.1) million, and ($1.6) million in fiscal years 2011, 2010, and 2009, respectively.

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

Accounts Receivable and Long-Term Contracts
The Company grants credit to customers, but it generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible and considers factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer's financial condition, if the Company becomes aware of additional information related to the credit worthiness of a customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at October 1, 2011 are expected to be invoiced during fiscal year 2012.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at October 1, 2011 and October 2, 2010 were as follows:

	2011	2010
	(expressed in thousands)
Customer projects in various stages of completion	$19,026	$16,126
Components, assemblies and parts	46,961	35,666
Total	$65,987	$51,792

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and, as a result, capitalized software development costs during each of the fiscal years ended October 1, 2011 and October 2, 2010. Amortization expense for software development costs was $1.5 million and $1.3 million for the fiscal years ended October 1, 2011 and October 2, 2010, respectively. See Note 4 to the Consolidated Financial Statements for additional information on capitalized software development costs.

Impairment of Long-lived Assets
The Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

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

Goodwill and Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired.Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable.

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and the carrying value of the asset. If the carrying value of the asset exceeds its fair value, the asset is reduced to fair value. At both October 1, 2011 and October 2, 2010, there were no indefinite-lived intangible assets.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows, and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both October 1, 2011 and October 2, 2010, the Company determined there was no impairment of its goodwill or intangible assets. See Note 4 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Other Assets
Other assets at October 1, 2011 and October 2, 2010 include security deposits paid on leased property and cash redemption values on group insurance policies.

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

Warranty provisions and claims for the years ended October 1, 2011 and October 2, 2010, were as follows:

	2011	2010
	(expressed in thousands)
Beginning balance	$7,505	$9,774
Warranty claims	(5,679)	(7,036)
Warranty provisions	2,970	5,439
Adjustments to preexisting warranties	518	(496)
Translation adjustment	(24)	(176)
Ending balance	$5,290	$7,505

Derivative Financial Instruments
The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both October 1, 2011 and October 2, 2010, the Company did not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are not designated as cash flow hedges and, therefore, are accounted for and reported under the guidance of ASC 830. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the October 1, 2011 and October 2, 2010 Consolidated Balance Sheet as follows:

	October 1, 2011
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$746	$1,041
Interest rate swaps	-	617
Total designated hedge derivatives	746	1,658

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	222	-
Total hedge and other derivatives	$968	$1,658

	October 2, 2010
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$126	$547
Interest rate swaps	-	1,406
Total designated hedge derivatives	126	1,953

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	1,023
Total hedge and other derivatives	$126	$2,976

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

At October 1, 2011 and October 2, 2010, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $54.7 million and $17.6 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $46.8 million and $15.2 million at October 1, 2011 and October 2, 2010, respectively. At October 1, 2011 the net market value of the foreign currency exchange contracts was a net liability of $0.3 million, consisting of $1.0 million in liabilities and $0.7 million in assets. At October 2, 2010 the net market value of the foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.5 million in liabilities and $0.1 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal years ended October 1, 2011 and October 2, 2010, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	2011	2010
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(384)	$(519)
Net loss reclassified into Revenue (effective portion)	1,005	148
Net loss reclassified into Revenue upon the removal of hedge designations on underlying foreign currency transactions that were cancelled	12	-
Net loss recognized in OCI (effective portion)	(998)	(13)
Ending unrealized net loss in AOCI	$(365)	$(384)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended October 1, 2011 and October 2, 2010. At October 1, 2011, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.4 million. The maximum remaining maturity of any forward or optional contract at October 1, 2011 was 2.8 years.

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

At October 1, 2011 and October 2, 2010 the Company had outstanding interest rate swaps with total notional amounts of $24.0 million and $40.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR.  At October 1, 2011 and October 2, 2010, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.47% and 3.31%, respectively. At October 1, 2011 and October 2, 2010, there was a 45 basis-point and 63 basis-point differential, respectively, between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.92% and 3.94%, respectively. The Company is currently paying a floating interest rate on $16.0 million of its outstanding debt at U.S. LIBOR plus 45 basis points (0.70% rate in effect at October 1, 2011).

In January 2011, the Company entered into forward interest rate swaps with a total notional amount of $27.0 million effective December 2011 to pay fixed interest rates ranging from 1.02% to 1.08% in exchange for interest received at monthly U.S. LIBOR.

The following table shows the contractual maturities of the interest rate hedging relationships at October 1, 2011:

Outstanding Interest Rate Swaps:
Start Date	End Date	Notional Amount	Reference Rate	Basis Spread
		(in millions)
July 25, 2008	July 25, 2012	$13.0	4.24%	0.45%
November 6, 2008	November 7, 2011	11.0	3.59%	0.45%
		$24.0

Forward Interest Rate Swaps:
Start Date	End Date	Notional Amount	Reference Rate	Basis Spread
		(in millions)
December 7, 2011	September 7, 2012	$11.0	1.02%	0.45%
December 20, 2011	September 20, 2012	6.0	1.06%	0.45%
December 29, 2011	September 28, 2012	10.0	1.08%	0.45%
		$27.0

The total market value of interest rate swaps and forward interest rate swaps at October 1, 2011 and October 2, 2010 was a liability of $0.6 million and $1.4 million, respectively. The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for fiscal years ended October 1, 2011 and October 2, 2010 are as follows:

	2011	2010
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(1,406)	$(1,894)
Net loss reclassified into interest expense (effective portion)	965	1,223
Net loss recognized in OCI (effective portion)	(176)	(735)
Ending unrealized net loss in AOCI	$(617)	$(1,406)

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other Income (Expense), net on the Consolidated Statements of Income.

At October 1, 2011 and October 2, 2010, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $15.9 million and $34.7 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at October 1, 2011 and October 2, 2010 was $4.4 million and $2.6 million, respectively. At October 1, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $0.2 million. At October 2, 2010, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of $1.0 million.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the fiscal years ended October 1, 2011 and October 2, 2010 are as follows:

	2011	2010
	(expressed in thousands)
Net loss recognized in Other income (expense), net	$(464)	$(834)

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

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.4 million, 1.2 million, and 1.3 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended October 1, 2011, October 2, 2010, and October 3, 2009, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2011	2010	2009
	(expressed in thousands, except per share data)
Net income	$50,942	$18,576	$17,394
Weighted average common shares outstanding	15,487	16,281	16,793
Dilutive potential common shares	252	66	38
Weighted average dilutive common shares outstanding	15,739	16,347	16,831
Earnings per share:
Basic	$3.29	$1.14	$1.04
Diluted	$3.24	$1.14	$1.03

Stock Purchases
During the third quarter of fiscal year 2011, the Company paid $9.6 million pursuant to the settlement of an accelerated share purchase agreement with an unrelated third party investment bank. This agreement was initially entered into during the fourth quarter of fiscal year 2010. During the entire term of the agreement, the forward contract was indexed to, and could potentially have been settled in, the Company’s common stock. As a result, the forward contract met the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $25.0 million payment to the investment bank and immediately received approximately 0.9 million shares of its common stock. Effective as of the date of the initial stock purchase, the transaction was accounted for as a share retirement resulting in a reduction of common stock and retained earnings of $0.2 million and $24.8 million, respectively. Upon settlement of the contract, the Company reduced additional paid-in capital by $9.6 million.

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

Comprehensive Income (Loss)
Comprehensive Income (Loss), a component of Shareholders’ Investment, for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009 consists of net income, pension benefit plan adjustments, derivative instrument gains or losses and foreign currency translation adjustments.

The accumulated balances for each component of Accumulated Other Comprehensive Income were as follows:

	Derivative Financial Instrument Unrealized Loss	Pension Benefit Plan Adjustments	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
	(expressed in thousands)
Balances at September 27, 2008	$(72)	$(240)	$25,794	25,482
Foreign exchange translation adjustments	-	-	2,459	2,459
Pension benefit plan adjustments, net of tax of ($429)	-	(992)	-	(992)
Change in unrealized loss, net of tax of ($1,910)	(3,397)	-	-	(3,397)
Realized loss, net of tax of $1,028	1,961	10	-	1,971
Balances at October 3, 2009	(1,508)	(1,222)	28,253	25,523
Foreign exchange translation adjustments	-	23	(10,123)	(10,100)
Pension benefit plan adjustments, net of tax of ($493)	-	(1,141)	-	(1,141)
Change in unrealized loss, net of tax of ($277)	(470)	-	-	(470)
Realized loss, net of tax of $517	858	11	-	869
Balances at October 2, 2010	(1,120)	(2,329)	18,130	14,681
Foreign exchange translation adjustments	-	50	727	777
Pension benefit plan adjustments, net of tax of $96	-	221	-	221
Change in unrealized loss, net of tax of ($433)	(741)	-	-	(741)
Realized loss, net of tax of $783	1,245	106	-	1,351
Balances at October 1, 2011	$(616)	$(1,952)	$18,857	$16,289

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

Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software-Revenue Recognition.” In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components be excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-14 did not impact the Company’s consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-14 upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria established in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 were effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current fiscal year. The Company’s adoption of the provisions of ASU 2009-13 did not impact the Company’s consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-13 upon adoption.

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 2006 and 2011, and administered under the supervision of the Company’s Board of Directors. During the years ended October 2, 2010 and October 3, 2009, the Company awarded stock options, restricted stock grants, and restricted stock units, under the 2006 plan. The 2006 plan expired, and no further grants were made, following January 31, 2011. During the year ended October 1, 2011, the Company awarded stock options, restricted stock grants, and restricted stock units under the 2011 plan. At October 1, 2011, a total of 870,717 shares were available for future grant under the 2011 stock plan. Shares will be available for issuance under the 2011 stock plan until January 31, 2018.

The Company issues shares of its common stock to participants in the Company’s Employee Stock Purchase Plan (“ESPP”) under a stock plan approved by the Company’s shareholders in 2002. At October 1, 2011, a total of 420,631 shares were available for ESPP share issuances under the 2002 ESPP. On February 11, 2011, the Company's shareholders approved a 2012 ESPP which is effective on January 1, 2012. The 2012 ESPP will replace the 2002 ESPP, which expires on December 31, 2011. An aggregate of 750,000 shares of the Company's stock will be available under the 2012 ESPP until December 31, 2021.

Stock-Based Compensation Expense
The effect of recording stock-based compensation expense for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was as follows (in thousands, except per share data):

	2011	2010	2009

Stock-based compensation expense by type of award:
Employee stock options	$1,383	$1,519	$2,478
Employee stock purchase plan (ESPP)	159	175	242
Restricted stock grants and units	1,162	691	612
Amounts capitalized as inventory	(652)	(639)	(775)
Amounts recognized in income for amounts previously capitalized as inventory	649	702	827

Total stock-based compensation included in income from operations	2,701	2,448	3,384
Income tax benefit on stock-based compensation	(931)	(828)	(1,091)
Net compensation expense included in net income	$1,770	$1,620	$2,293

At October 1, 2011, there was $3.1 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years. At October 1, 2011, there was $1.1 million and $0.3 million of total restricted stock expense related to non-vested awards of restricted stock units and restricted stock grants, respectively, not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.4 years and 0.9 years, respectively.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was $9.45, $6.73, and $4.71, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2011	2010	2009
Expected life (in years)	3.0	2.9	2.7
Risk-free interest rate	0.8%	1.0%	1.4%
Expected volatility	35.4%	40.0%	41.4%
Dividend yield	1.8%	2.1%	2.9%

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

Stock option activity for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was as follows (in thousands, except per share amounts):

	2011		2010		2009
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	1,329	$34.53	1,492	$35.56	1,572	$37.59
Granted	292	$43.61	252	$28.62	273	$20.60
Exercised	(332)	$36.80	(16)	$20.55	(40)	$22.40
Forfeited or expired	(241)	$36.91	(399)	$35.20	(313)	$34.36
Options outstanding at end of year	1,048	$35.80	1,329	$34.53	1,492	$35.56
Options eligible for exercise at year-end	653	$36.13	811	$38.93	892	$38.90
*Weighted Average Exercise Price

Options outstanding at October 1, 2011 had a weighted average remaining contractual term of 2.4 years, and an aggregate intrinsic value of $2.1 million. Options eligible for exercise at October 1, 2011 had a weighted average remaining contractual term of 1.4 years, and an aggregate intrinsic value of $1.2 million.

The total intrinsic value of stock options exercised during the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was $2.3 million, $0.1 million and less than $0.1 million, respectively.

Restricted Stock
The Company awards directors and key employees restricted stock grants and restricted stock units that vest over three years. For restricted stock grants awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period. For restricted stock grants awarded to employees, participants are not entitled to cash dividends and voting rights on unvested shares.

Restricted stock grant activity for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was as follows (in thousands, except per share amounts):

	2011		2010		2009
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	29	$27.18	36	$28.72	20	$39.29
Granted	13	$42.89	20	$26.47	29	$24.76
Vested	(12)	$28.32	(10)	$33.71	(10)	$38.99
Forfeited	-	$-	(17)	$25.85	(3)	$26.91
Unvested shares at end of year	30	$33.61	29	$27.18	36	$28.72
*Weighted Average Grant Date Fair Value

Restricted stock unit activity for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was as follows (in thousands, except per share amounts):

	2011		2010		2009
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Outstanding at beginning of year	59	$25.51	38	$20.55	-	$-
Granted	18	$42.50	37	$28.62	39	$20.55
Vested	(22)	$24.71	(12)	$20.55	-	$-
Forfeited	(18)	$27.50	(4)	$21.61	(1)	$20.55
Outstanding at end of year	37	$33.37	59	$25.51	38	$20.55
*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2011 with the combined issuance of 24,028 shares at a weighted average price of $27.72. In fiscal years 2010 and 2009, purchases were 33,249 and 36,333 shares, respectively, with weighted average share prices of $20.82 and $19.75, respectively.

3. Acquisitions

On September 28, 2008, the Company acquired substantially all of the assets of SANS. SANS has manufacturing facilities in both Shenzhen and Shanghai, China, and is headquartered in Shenzhen. SANS manufactures material testing solutions and offers a variety of products, including electro-mechanical and static-hydraulic testing machines. The total purchase price for SANS was $48.1 million, including direct acquisition costs of $2.9 million. The results of operations for SANS have been included in the Company’s Consolidated Statements of Income since the date of acquisition, and are reported in the Company’s Test segment.

Subsequent to the acquisition, the company entered into a transition services agreement with SANS to facilitate order processing and product delivery while the Company obtained manufacturing permits and export licenses from the Chinese Government. Under the terms of the agreement, the Company was entitled to all the profit and risk of loss on these transactions. Many of the shareowners of SANS are currently employed by the Company and thus the transactions executed under this agreement are considered related party transactions. The transition services agreement expired during fiscal year 2009; however, as of October 1, 2011 and October 2, 2010 the outstanding receivables from SANS were $0.2 million and $1.2 million, respectively. All of these outstanding receivables as of October 1, 2011 are expected to be collected within the next twelve months.

4. Capital Assets:

Property and Equipment
Property and equipment at October 1, 2011 and October 2, 2010 consist of the following:

	2011	2010
	(expressed in thousands)
Land and improvements	$1,713	$1,714
Buildings and improvements	52,764	52,535
Machinery and equipment	108,143	104,405
Total	162,620	158,654
Less accumulated depreciation	(106,368)	(102,210)
Property and equipment, net	$56,252	$56,444

Goodwill
Goodwill at October 1, 2011 and October 2, 2010 was $16.0 million and $15.4 million, respectively. The increase in goodwill during each of the years ended October 1, 2011 and October 2, 2010 was due to currency translation.

Other Intangible Assets
Other intangible assets consist of the following:

	October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,370	$(3,574)	$11,796	5.8
Patents	9,903	(2,114)	7,789	15.3
Trademarks and trade names	5,924	(815)	5,109	30.2
Non-compete agreements	2,596	(2,596)	-	3.0
Land-use rights	1,219	(70)	1,149	47.8
Total	$35,012	$(9,169)	$25,843	13.6

	October 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$11,640	$(2,062)	$9,578	6.0
Patents	9,484	(1,347)	8,137	15.3
Trademarks and trade names	5,689	(603)	5,086	30.2
Non-compete agreements	2,485	(1,657)	828	3.0
Land-use rights	1,167	(43)	1,124	47.8
Total	$30,465	$(5,712)	$24,753	14.7

Amortization expense recognized during the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was $3.3 million, $3.0 million, and $2.4 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Amortization
Fiscal Year	Expense
(expressed in
thousands)
2012	$3,503
2013	$3,715
2014	$3,715
2015	$3,703
2016	$2,191

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

5. Business Segment Information:

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into two reportable segments, “Test” and “Sensors.” The Test segment provides testing equipment, systems, and services to the ground vehicles, materials and structures markets. The Sensors segment provides high-performance position sensors for a variety of industrial and mobile hydraulic applications.

In evaluating each segment's performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting, and general and administrative costs, are allocated to the reportable segments on the basis of revenue.

Financial information by reportable segment for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009, were as follows:

	2011	2010	2009
	(expressed in thousands)
Revenue
Test	$363,918	$296,230	$342,595
Sensors	103,450	77,823	66,286
Total Revenue	$467,368	$374,053	$408,881

Income from Operations
Test	$46,211	$11,204	$17,494
Sensors	26,983	17,141	7,100
Total Income from Operations	$73,194	$28,345	$24,594

Identifiable Assets
Test	$333,290	$261,109	$289,700
Sensors	94,569	85,296	97,214
Total Assets	$427,859	$346,405	$386,914

Other Segment Data
Test:
Goodwill	$14,435	$13,817	$13,538
Capital expenditures	7,289	8,702	8,134
Depreciation and amortization	$10,658	$10,686	$10,090
Sensors:
Goodwill	$1,592	$1,612	$1,668
Capital expenditures	2,856	2,512	1,623
Depreciation and amortization	$2,236	$2,065	$2,042

Geographic information was as follows:

	2011	2010	2009
	(expressed in thousands)
Revenue
United States	$109,133	$109,638	$123,336
Europe, excluding Germany	107,111	71,155	95,368
China	104,461	77,600	61,209
Japan	37,394	27,540	47,500
Germany	43,021	41,710	33,341
Asia, excluding Japan & China	38,768	33,673	29,439
Other	27,480	12,737	18,688
Total Revenue	$467,368	$374,053	$408,881

Property and Equipment, Net
United States	$35,972	$36,216	$34,613
Germany	10,585	10,748	12,092
China	6,944	6,915	7,043
Asia, excluding China	1,974	2,028	1,794
Europe, excluding Germany	777	537	576
Total Property and Equipment, Net	$56,252	$56,444	$56,118

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

	October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$968	$-	$968
Total assets	$-	$968	$-	$968

Liabilities:
Currency contracts(1)	$-	$1,041	$-	$1,041
Interest rate swaps(2)		617	-	617
Total liabilities	$-	$1,658	$-	$1,658

	October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$126	$-	$126
Total assets	$-	$126	$-	$126

Liabilities:
Currency contracts(1)	$-	$1,570	$-	$1,570
Interest rate swaps(2)		1,406	-	1,406
Total liabilities	$-	$2,976	$-	$2,976

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

7. Financing:

Short-term borrowings at October 1, 2011 and October 2, 2010 consist of the following:

	2011	2010
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at October 1, 2011), maturing October 2011, with optional month-to-month term renewal and loan repricing until December 2012	$40,000	$40,000
Notes payable, non-interest bearing	288	229
Total Short-Term Borrowings	$40,288	$40,229

The Company’s unsecured Credit Facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At October 1, 2011 and October 2, 2010, outstanding borrowings under the Credit Facility were $40.0 million. At October 1, 2011, the Company had outstanding letters of credit drawn from the Credit Facility totaling $11.3 million, leaving approximately $23.7 million of unused borrowing capacity.

The weighted average interest rate on outstanding borrowings under the Credit Facility during the fiscal years ended October 1, 2011 and October 2, 2010 was 0.70% and 0.80%, respectively. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. Subsequent to October 1, 2011, the Company renewed each of the outstanding borrowings on the Credit Facility for an additional month. The Company intends to continue to renew each of the outstanding borrowings on the Credit Facility monthly throughout the entire term of the Credit Facility. See Note 1 to the Consolidated Financial Statements for additional information on the interest rate swaps.

At the Company’s election, future borrowings under the Credit Facility can be structured to bear interest at either an alternate base rate (“ABR”) or an adjusted LIBOR plus an applicable margin. The ABR is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. At October 1, 2011, the prime rate of 3.25% was the applicable ABR. The adjusted LIBOR is generally determined based on the multiple of the applicable LIBOR and a statutory reserve factor, considering the projected period of use of the loan proceeds. The applicable margin applied to adjusted LIBOR on borrowings varies based on the Company’s leverage ratio. At October 1, 2011, the spread of the adjusted LIBOR plus the applicable margin ranged from 0.64% to 0.94%. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.09% and 0.18%, based on the Company’s leverage ratio. During each the fiscal years ended October 1, 2011 and October 2, 2010, commitment fees incurred on the Credit Facility were less than $0.1 million.

Notes payable at October 1, 2011 and October 2, 2010 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

The Company is subject to financial covenants, among other restrictions, under the Credit Facility, including, among other covenants, the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At October 1, 2011 and October 2, 2010, the Company was in compliance with these financial covenants.

At October 1, 2011, the Company had outstanding letters of credit and guarantees totaling $18.6 million and $26.9 million, respectively, primarily to bond advance payments and performance related to customer contracts in the Test segment.

8. Income Taxes:

The components of income before income taxes for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 were as follows:

	2011	2010	2009
	(expressed in thousands)
Income before income taxes:
Domestic	$35,243	$10,659	$15,965
Foreign	38,062	16,553	7,938
Total	$73,305	$27,212	$23,903

The provision for income taxes for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 was as follows:

	2011	2010	2009
	(expressed in thousands)
Current provision (benefit):
Federal	$5,855	$357	$(601)
State	553	65	5
Foreign	10,627	6,046	7,435
Deferred	5,328	2,168	(330)
Total provision	$22,363	$8,636	$6,509

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 is as follows:

	2011	2010	2009

United States federal statutory income tax rate	35%	35%	35%
Foreign provision (less than) greater than U.S. tax rate	(2)	(1)	1
Settlement of audits, favorable resolution of accrued tax matters	-	(2)	-
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(3)	(1)	(13)
Domestic production activities deduction	(1)	-	(1)
Foreign tax credits	-	(3)	-
Valuation allowances against deferred tax assets	-	-	1
Nondeductible stock option expense and other permanent items	1	3	3
Effective income tax rate	31%	32%	27%

A summary of the deferred tax assets and liabilities for the fiscal years ended October 1, 2011 and October 2, 2010 is as follows:

	2011	2010
	(expressed in thousands)
Deferred Tax Asset:
Accrued compensation and benefits	$7,584	$8,509
Inventory reserves	3,299	3,246
Intangible and other assets	4,851	4,473
Allowance for doubtful accounts	216	175
Net operating loss carryovers	758	2,080
Unrealized derivative instrument losses	495	634
Research and foreign tax credit carryovers	621	2,050
Total deferred tax asset before valuation allowance	17,824	21,167
Less valuation allowance	(643)	(986)
Total Deferred Tax Asset	$17,181	$20,181

Deferred Tax Liability:
Property and equipment	$12,221	$10,026
Foreign deferred revenue and other	2,766	2,757
Total Deferred Tax Liability	$14,987	$12,783
Net Deferred Tax Asset	$2,194	$7,398

As of October 1, 2011, the Company’s French and one of its German subsidiaries had net operating loss carryovers of $0.3 million and $1.9 million, respectively. These net operating loss carryovers will not expire under local tax law. The Company determined that the benefit of the German subsidiary’s net operating loss carryover of $1.9 million is not likely to be realized. Accordingly, as of October 1, 2011, the Company had a full valuation allowance against the German subsidiary’s deferred tax asset in the amount of $0.6 million.

During fiscal year 2011, the Company repatriated $14.9 million of current earnings from its German and Japanese subsidiaries. The Company recorded $0.5 million tax expense during fiscal year 2011 related to these repatriations. Also during fiscal year 2011, U.S. research and development tax credit legislation was extended with an effective date retroactive to January 1, 2010. This legislation allowed the Company to recognize $2.8 million of tax benefits in fiscal year 2011, partly due to tax credits available on applicable research and development spending by the Company during the last three fiscal quarters of fiscal year 2010 and partly due to a full year of credit for fiscal year 2011.

During fiscal year 2010, the Company repatriated $51.0 million of historic earnings from its German, Japanese, Korean and Canadian subsidiaries, a portion of which constituted previously taxed income.  The Company recorded a $0.3 million tax benefit during fiscal year 2010 related to these dividends.  Also during fiscal year 2010, the Company was only allowed to recognize research and development credits on applicable spending during the first fiscal quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2009.

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

In accordance with ASC 740-30, the Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At October 1, 2011, undistributed earnings were approximately $70 million. It is impractical for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of foreign operations when the Company determines that such earnings are no longer indefinitely reinvested.

A summary of changes in the Company’s liability for unrecognized tax benefits for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 is as follows:

	2011	2010
	(expressed in thousands)
Beginning balance	$4,181	$3,591
Increase due to tax positions related to the current year	1,408	1,274
Decrease due to tax positions related to prior years	(240)	-
Decrease due to lapse of statute of limitations	(232)	(657)
Exchange rate change	(11)	(27)
Ending balance	$5,106	$4,181

Included in the balance of unrecognized tax benefits at October 1, 2011 are potential benefits of $1.5 million that, if recognized, would affect the effective tax rate.

At October 1, 2011 and October 2, 2010, the Company had accrued interest related to uncertain income tax positions of approximately $0.4 million and $0.5 million, respectively. At October 1, 2011, October 2, 2010, and October 3, 2009, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2008 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2006. The Company’s U.S. tax return is currently under audit by the IRS for fiscal years 2009 and 2010. The Company’s French tax returns have been examined by the tax authorities through fiscal year 2006 and are currently under audit for fiscal years 2007 through 2010. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2008. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2010. The Company’s Chinese tax returns for calendar years 2008 through 2010 have not been examined by the tax authorities. As of October 1, 2011, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

At October 1, 2011 and October 2, 2010, certain of the Company’s foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, at October 1, 2011 and October 2, 2010, the Company recognized a current income tax receivable of $0.1 million and $7.7 million, respectively, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.

9. Employee Benefit Plans:

Retirement Savings Plan
The Company offers a contributory retirement savings plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement savings plan allows eligible U.S. employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.0 million, $1.9 million, and $2.2 million in fiscal years 2011, 2010, and 2009, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible U.S. employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company's fiscal year contributions under the plan totaled $2.5 million, $2.4 million, and $2.6 million in fiscal years 2011, 2010, and 2009, respectively.

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

During the fiscal year ended October 3, 2009, the Company initiated workforce reduction actions, in order to align the Company’s operating cost structure with changing market conditions. These actions resulted in both voluntary and involuntary terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. The voluntary termination actions were executed under early retirement plan arrangements which provide, among other benefits, special termination benefits involving the Company’s funding of the defined benefit pension plan for future service periods in effect throughout the contractual term of each early retirement arrangement. During the fiscal year ended October 3, 2009, the Company recognized costs of $0.3 million associated with these special termination benefits. The special termination benefits are to be paid directly from the Company’s assets throughout the contractual terms of the arrangements. At October 1, 2011, the remaining terms of outstanding early retirement plan arrangements ranged from approximately 1.0 to 4.5 years.

The Company recognizes the funded status of the defined benefit pension in its statement of financial position, recognizes changes in that funded status in the year in which the changes occur through comprehensive income, and measures the plan’s assets and its obligations that determine its funded status as of the end of the Company’s fiscal year.

The pretax amount recognized in Accumulated Other Comprehensive Income as of October 1, 2011 and October 2, 2010 consists of the following:

	2011	2010
	(expressed in thousands)
Actuarial net loss	$2,796	$3,337

The portion of the pretax amount in Accumulated Other Comprehensive Income at October 2, 2010 that was recognized during the fiscal year ended October 1, 2011 was $0.2 million. The portion of the pretax amount in Accumulated Other Comprehensive Income at October 1, 2011 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is $0.1 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended October 1, 2011 and October 2, 2010:

	2011	2010
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$16,885	$15,593
Service cost	481	349
Interest cost	795	784
Actuarial (gain) loss	(1,428)	1,331
Exchange rate change	(336)	(829)
Benefits paid	(475)	(343)
Projected benefit obligation, end of year	$15,922	$16,885

Change in plan assets:
Fair value of plan assets, beginning of year	$13,334	$13,676
Actual return on plan assets	(372)	444
Employer contributions	475	343
Exchange rate change	(286)	(786)
Benefits paid	(475)	(343)
Fair value of plan assets, end of year	$12,676	$13,334

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at October 1, 2011 and October 2, 2010:

	2011	2010
	(expressed in thousands)
Funded status:
Funded status, end of year	$(3,246)	$(3,551)
Accumulated other comprehensive loss	2,796	3,337
Net amount recognized	$(450)	$(214)

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(555)	$(471)
Pension benefit plan obligation	(2,691)	(3,080)
Deferred income taxes	844	1,007
Accumulated other comprehensive income, net of tax	1,952	2,330
Net amount recognized	$(450)	$(214)

The weighted average assumptions used to determine the defined benefit retirement plan obligation at October 1, 2011 and October 2, 2010, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2011	2010
Discount rate	5.4%	4.7%
Expected rate of return on plan assets	5.4%	5.2%
Expected rate of increase in future compensation levels	3.0%	2.7%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

The expected rate of return on plan assets represents the weighted average of the expected returns on individual asset categories in the portfolio. The Company uses investment services to assist with determining the overall expected rate of return on pension plan assets. Factors considered in the Company’s determination include historical long-term investment performance and estimates of future long-term returns by asset class.

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

The actual defined benefit retirement plan asset allocations within the balanced mutual fund at October 1, 2011 and October 2, 2010 are as follows:

	Percentage of Plan Assets
	2011	2010
Fixed income securities(1)	80.6%	76.5%
Equity securities(2)	15.3%	17.5%
Cash and cash equivalents	0.5%	1.8%
Other(3)	3.6%	4.2%
	100.0%	100.0%

(1)	Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.

(2)	Equity securities consist of an international mutual fund that invests solely in international stocks that are actively traded on international exchanges.

(3)	Other asset holdings are comprised primarily of international bond futures and a derivatives-based mutual fund that invests in various assets.

As of October 1, 2011 and October 2, 2010, the defined benefit retirement plan assets subject to fair value measurements, as described in Note 6 to the Consolidated Financial Statements, are as follows:

	October 1, 2011
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$12,676	$-	$12,676

	October 2, 2010
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$13,334	$-	$13,334

(1)
The fair value of the mutual fund is generally valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.

Net periodic benefit cost for the Company’s defined benefit retirement plan for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 included the following components:

	2011	2010	2009
	(expressed in thousands)
Service cost	$481	$349	$400
Interest cost	795	784	764
Expected return on plan assets	(704)	(748)	(702)
Net amortization and deferral	152	16	14
Special termination benefits	-	-	262
Net periodic benefit cost	$724	$401	$738

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of October 1, 2011 and October 2, 2010 was $14.7 million and $15.6 million, respectively.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Future Benefit payments:

Fiscal Year	Pension Benefits
(expressed in thousands)
2012	$555
2013	633
2014	687
2015	739
2016	813
2017 through 2021	4,906
$8,333

Other Retirement Plans
Certain of the Company’s international subsidiaries have non-contributory, unfunded postretirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these postretirement plans provide benefits that accumulate based on years of service and compensation levels. At both October 1, 2011 and October 2, 2010, the aggregate liabilities associated with these postretirement benefit plans was $3.4 million.

10. Severance Costs:

The Company initiated workforce reduction actions during each of the fiscal years ended October 2, 2010 and October 3, 2009, in order to align the Company’s operating cost structure with changing market conditions. As a result of these actions, the Company incurred severance and benefit costs totaling $1.6 million and $12.1 million during the fiscal years ended October 2, 2010 and October 3, 2009, respectively. Severance and benefit costs recognized during the fiscal year ended October 2, 2010 were associated entirely with the Test segment. For the fiscal year ended October 3, 2009, $10.9 million and $1.2 million of severance and benefits costs were reported in the Test and Sensors segments, respectively. At October 1, 2011, the remaining severance liability was $2.0 million, of which $0.6 million will be paid over the next twelve months.

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

Litigation
During the fiscal year ended October 2, 2010, the Company settled a legal claim for patent infringement of $7.5 million. Of the total settlement amount, $6.3 million and $1.2 million was expensed during the fiscal years ended October 2, 2010 and October 3, 2009, respectively.

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of October 1, 2011 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Government Investigation
In January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the U.S. Government’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain and produce to the U.S. Government certain documents related to the Company’s ORCA Certifications. On April 1, 2011, the Company’s Board of Directors authorized its Audit Committee to serve as a special committee to initiate an independent review and monitoring of the Company’s suspension from U.S. Government contracting and to oversee an investigation by independent counsel of the events giving rise to the suspension and the USAO and DOC investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and U.S. Government contracting compliance policies, and in July 2011, the USAO expanded the scope of its inquiry to include the Company’s compliance record and practices in areas including export controls and government contracts.

On March 11, 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation. On September 19, 2011, the Air Force lifted the suspension from U.S. Government contracting upon the Company’s entry into an Administrative Agreement, that provides for, among other things, continuing enhancements to the Company’s business ethics, and compliance, program and associated procedures and policies, expanded employee ethics and compliance training, heightened self-reporting obligations and the retention by the Company of an independent compliance monitor.

The Company has been responding to information requests from the USAO, DOC and Air Force, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and has conducted its own review of these matters.

The Company’s known costs related to the suspension and investigation in fiscal 2011 totaled $6.0 million. While the Company continues to respond to the government’s requests as appropriate, the Company is presently unable to determine the likely outcome or range of loss, if any, from the investigation or predict with certainty the timeline for the resolution of the investigation.

Leases
Total lease expense associated with continuing operations was $5.3 million, $5.3 million, and $5.9 million for fiscal years 2011, 2010, and 2009, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in thousands)
2011	$4,332
2012	3,188
2013	1,726
2014	1,262
2015	595
Thereafter	1,759
$12,862

12. Related Party Transactions:

During the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $2.0 million, $1.5 million and $1.1 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to a member of management of the Company. At October 1, 2011 and October 2, 2010, net outstanding payments due to Mark-Tronik by MTS Sensors were less than $0.1 million and $0.1 million, respectively.

During the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 the Company purchased legal services from Gray Plant Mooty Mooty and Bennett, P.A. (“GPM”) aggregating to approximately $1.2 million, $0.3 million, and $0.2 million, respectively. A shareholder of GPM is a related party to a former employee that was a member of management of the Company during each of the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009. At October 1, 2011 and October 2, 2010, net outstanding payments due to GPM by the Company were less than $0.1 million.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2011, OCTOBER 2, 2010,
AND OCTOBER 3, 2009

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written-Off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2011	$1,358	$729	$(553)	$1,534

2010	1,410	159	(211)	1,358

2009	1,008	755	(353)	1,410