Form 10-K/A
period 2011-10-01
MTS SYSTEMS CORP
filed 2011-12-30
CIK 68709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

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

As of November 25, 2011, the Registrant had outstanding 15,688,181 shares of Common Stock.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended October 1, 2011,which was originally filed with the Securities Exchange Commission on November 30, 2011 (the “Original Annual Report”), for the sole purpose of furnishing Exhibit 101 to the Original Annual Report in accordance with Rule 405 of Regulation S-T.

Except as described above, no other changes have been made to the Original Annual Report. This Amendment speaks as of the original filing date of the Original Annual Report, does not reflect events that might have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)	Exhibit:

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Annual Report)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Annual Report)

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Annual Report)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Annual Report)

101.INS **	XBRL Instance Document (filed herewith)

101.SCH **	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

Date: December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ WILLIAM V. MURRAY	Interim Chief	December 29, 2011
William V. Murray	Executive Officer
and Director

/s/ SUSAN E. KNIGHT	Chief Financial Officer	December 29, 2011
Susan E. Knight	and Senior Vice President

/s/ DAVID J. ANDERSON	Non-Executive	December 29, 2011
David J. Anderson	Chair of the Board

/s/ JEAN-LOU CHAMEAU	Director	December 29, 2011
Jean-Lou Chameau

/s/ BRENDAN C. HEGARTY	Director	December 29, 2011
Brendan C. Hegarty

/s/ EMILY M. LIGGETT	Director	December 29, 2011
Emily M. Liggett

/s/ GAIL P. STEINEL	Director	December 29, 2011
Gail P. Steinel