Form 10-Q
period 2011-12-31
MTS SYSTEMS CORP
filed 2012-02-02
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes      ☒ No

The number of shares outstanding of the Registrant’s common stock as of January 31, 2012 was 15,826,495 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

INDEX

FINANCIAL INFORMATION
Item 1.  Financial Statements
MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	December 31,	October 1,
	2011	2011
ASSETS

Current Assets:
Cash and cash equivalents	$103,742	$104,095
Accounts receivable, net of allowances for doubtful accounts of $1,601 and $1,534, respectively	104,096	82,510
Unbilled accounts receivable	51,137	54,554
Inventories	67,187	65,987
Prepaid expenses and other current assets	6,009	4,354
Deferred income taxes	12,182	12,556
Total current assets	344,353	324,056

Property and equipment, net	56,161	56,252
Goodwill	16,197	16,027
Other intangible assets, net	25,799	25,843
Other assets	4,383	4,568
Deferred income taxes	889	1,113
Total Assets	$447,782	$427,859

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,240	$40,285
Accounts payable	27,223	27,794
Accrued payroll and related costs	25,392	33,577
Advance payments from customers	74,566	63,307
Accrued warranty costs	4,595	5,290
Accrued income taxes	7,902	5,453
Deferred income taxes	1,730	2,285
Other accrued liabilities	17,711	17,623
Total current liabilities	199,359	195,614

Deferred income taxes	9,169	9,190
Non-current accrued income taxes	5,246	5,106
Pension benefit plan obligation	2,389	2,691
Other long-term liabilities	4,609	4,410
Total Liabilities	220,772	217,011

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 15,772 and 15,632 shares issued and outstanding as of December 31, 2011 and October 1, 2011, respectively	3,943	3,908
Additional paid-in capital	10,535	5,319
Retained earnings	196,938	185,332
Accumulated other comprehensive income	15,594	16,289
Total Shareholders' Investment	227,010	210,848
Total Liabilities and Shareholders' Investment	$447,782	$427,859

The accompanying condensed notes to consolidated financial statements are an integral part of these statements

INDEX

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
Revenue:
Product	$117,451	$89,901
Service	16,246	15,975
Total revenue	133,697	105,876
Cost of sales:
Product	66,872	50,899
Service	8,112	8,305
Total cost of sales	74,984	59,204
Gross profit	58,713	46,672

Operating expenses:
Selling and marketing	17,009	16,579
General and administrative	13,196	8,491
Research and development	4,959	3,128
Total operating expenses	35,164	28,198

Income from operations	23,549	18,474

Interest expense	(324)	(470)
Interest income	118	43
Other (expense) income, net	(23)	57

Income before income taxes	23,320	18,104
Provision for income taxes	7,781	4,815
Net income	$15,539	$13,289

Earnings per share:
Basic-
Earnings per share	$0.99	$0.87
Weighted average number of common shares outstanding - basic	15,681	15,305

Diluted-
Earnings per share	$0.98	$0.86
Weighted average number of common shares outstanding - diluted	15,832	15,526
Dividends declared per share	$0.25	$0.20

The accompanying condensed notes to consolidated financial statements are an integral part of these statements

INDEX

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011

Cash flows from operating activities:
Net income	$15,539	$13,289
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	799	693
Net periodic pension benefit cost	172	176
Depreciation and amortization	3,084	3,155
Deferred income taxes	77	726
Bad debt provision	94	295

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(19,112)	2,333
Inventories	(1,269)	(3,569)
Prepaid expenses	(2,049)	(867)
Accounts payable	(584)	(1,517)
Accrued payroll and related costs	(8,483)	(7,465)
Advance payments from customers	11,254	(1,614)
Accrued warranty costs	(629)	(696)
Other assets and liabilities	3,624	832
Net cash provided by operating activities	2,517	5,771

Cash flows from investing activities:
Purchases of property and equipment	(2,284)	(2,250)

Cash flows from financing activities:
Net (repayments) receipts under short-term borrowings	(44)	9
Cash dividends	(4,009)	(80)
Proceeds from exercise of stock options and employee stock purchase plan	4,557	1,123
Net cash provided by financing activities	504	1,052

Effect of exchange rate on changes in cash	(1,090)	(903)

Net (decrease) increase in cash and cash equivalents	(353)	3,670

Cash and cash equivalents, at beginning of period	104,095	76,611
Cash and cash equivalents, at end of period	$103,742	$80,281

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$268	$399
Income taxes	$5,410	$3,176
Non-cash financing activities:
Dividends declared not yet paid	$3,843	$2,984

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed with the SEC. Interim results of operations for the three-month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 31, 2011 and October 1, 2011 were as follows:

	December 31, 2011	October 1, 2011
	(expressed in thousands)
Customer projects in various stages of completion	$19,993	$19,026
Components, assemblies and parts	47,194	46,961
Total	$67,187	$65,987

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 was $0.5 million and $0.4 million, respectively. See Note 2 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 were as follows:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands)
Beginning balance	$5,290	$7,505
Warranty provisions	389	513
Warranty claims	(1,018)	(1,448)
Adjustments to preexisting warranties	-	239
Currency translation	(66)	(74)
Ending balance	$4,595	$6,735

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

INDEX

2. Capital Assets

Property and Equipment
Property and equipment at December 31, 2011 and October 1, 2011 consist of the following:

	December 31,	October 1,
	2011	2011
	(expressed in thousands)
Land and improvements	$1,711	$1,713
Buildings and improvements	52,547	52,764
Machinery and equipment	109,814	108,143
Total	164,072	162,620
Less accumulated depreciation	(107,911)	(106,368)
Property and equipment, net	$56,161	$56,252

Goodwill
Goodwill at December 31, 2011 and October 1, 2011 was $16.2 million and $16.0 million, respectively. The increase in goodwill during the three-month fiscal period ended December 31, 2011 was due to currency translation.

Other Intangible Assets
Other intangible assets at December 31, 2011 and October 1, 2011 consist of the following:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,847	$(4,054)	$11,793	5.7
Patents	10,040	(2,323)	7,717	15.3
Trademarks and trade names	6,002	(873)	5,129	30.2
Land-use rights	1,237	(77)	1,160	47.8
Total	$33,126	$(7,327)	$25,799	14.3

	October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,370	$(3,574)	$11,796	5.8
Patents	9,903	(2,114)	7,789	15.3
Trademarks and trade names	5,924	(815)	5,109	30.2
Non-compete agreements	2,596	(2,596)	-	3.0
Land-use rights	1,219	(70)	1,149	47.8
Total	$35,012	$(9,169)	$25,843	13.6

Amortization expense recognized during the three-month fiscal periods ended December 31, 2011 and January 1, 2011 was $0.7 million and $0.8 million, respectively.

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.5 million and 0.8 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-month fiscal periods ended December 31, 2011 and January 1, 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

INDEX

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands, except per share data)

Net income	$15,539	$13,289

Weighted average common shares outstanding	15,681	15,305
Dilutive potential common shares	151	221
Total diluted weighted shares outstanding	15,832	15,526

Earnings per share:
Basic	$0.99	$0.87
Diluted	$0.98	$0.86

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 was as follows:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands)
Revenue by Segment:
Test	$108,628	$82,542
Sensors	25,069	23,334
Total revenue	$133,697	$105,876

Income from Operations by Segment:
Test	$17,773	$12,753
Sensors	5,776	5,721
Total income from operations	$23,549	$18,474

5. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of December 31, 2011, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

INDEX

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the December 31, 2011 and October 1, 2011 Consolidated Balance Sheet as follows:

	December 31, 2011
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$584	$214
Interest rate swaps	-	427
Total designated hedge derivatives	584	641

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	26	-
Total hedge and other derivatives	$610	$641

	October 1, 2011
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$746	$1,041
Interest rate swaps	-	617
Total designated hedge derivatives	746	1,658

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	222	-
Total hedge and other derivatives	$968	$1,658

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

INDEX

At December 31, 2011 and January 1, 2011, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $35.9 million and $28.2 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $34.2 million and $24.0 million at December 31, 2011 and January 1, 2011, respectively. At December 31, 2011 the net market value of the foreign currency exchange contracts was a net asset of $0.4 million, consisting of $0.6 million in assets and $0.2 million in liabilities. At January 1, 2011 the net market value of the foreign currency exchange contracts was a net liability of $0.5 million, consisting of $0.6 million in liabilities and $0.1 million in offsetting assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three-month fiscal period ended December 31, 2011 and January 1, 2011, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(365)	$(384)
Net loss reclassified into Revenue (effective portion)	402	159
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	-	7
Net gain (loss) recognized in OCI (effective portion)	377	(51)
Ending unrealized net gain (loss) in AOCI	$414	$(269)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three-month periods ended December 31, 2011 and January 1, 2011. At December 31, 2011 and January 1, 2011, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.1 million and a net loss of $0.4 million, respectively. The maximum remaining maturity of any forward or optional contract at December 31, 2011 and January 1, 2011 was 2.6 years and 3.6 years, respectively.

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

At December 31, 2011 and January 1, 2011 the Company had outstanding interest rate swaps with total notional amounts of $40.0 million and $24.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At December 31, 2011 and January 1, 2011, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.09% and 3.94%, respectively. At December 31, 2011 and January 1, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54% and 4.39%, respectively.

INDEX

The following table shows the contractual maturities of the interest rate hedging relationships at December 31, 2011:

Outstanding Interest Rate Swaps:

		Notional	Reference	Basis
Start Date	End Date	Amount	Rate	Spread
		(in millions)
July 25, 2008	July 25, 2012	$13.0	4.24%	0.45%
December 20, 2011	September 20, 2012	6.0	1.06%	0.45%
December 7, 2011	September 7, 2012	11.0	1.02%	0.45%
December 29, 2011	September 28, 2012	10.0	1.08%	0.45%
	Total	$40.0

The total market value of interest rate swaps at December 31, 2011 and January 1, 2011 was a liability of $0.4 million and $1.1 million, respectively. The pretax amounts recognized in AOCI on interest rate swaps for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 are as follows:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(617)	$(1,406)
Net loss reclassified into Revenue (effective portion)	176	297
Net loss recognized in OCI (effective portion)	14	8
Ending unrealized net loss in AOCI	$(427)	$(1,101)

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

At December 31, 2011 and January 1, 2011, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $20.0 million and $39.0 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at December 31, 2011 and January 1, 2011 was less than $0.1 million. At December 31, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of less than $0.1 million, consisting entirely of assets. At January 1, 2011, the net market value of the balance sheet foreign currency exchange derivative contracts was a net liability of less than $0.1 million, consisting entirely of liabilities.

The net gains and losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 are as follows:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands)
Net (loss) gain recognized in Other (expense) income, net	$(6)	$129

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

INDEX

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of December 31, 2011 and October 1, 2011, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$610	$-	$610
Total assets	$-	$610	$-	$610

Liabilities:
Currency contracts(1)	$-	$214	$-	$214
Interest rate swaps(2)	-	427	-	427
Total liabilities	$-	$641	$-	$641

	October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$968	$-	$968
Total assets	$-	$968	$-	$968

Liabilities:
Currency contracts(1)	$-	$1,041	$-	$1,041
Interest rate swaps(2)	-	617	-	617
Total liabilities	$-	$1,658	$-	$1,658

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Comprehensive Income for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 was as follows:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011

Net income	$15,539	$13,289
Change in cumulative translation adjustment	(1,471)	(1,331)
Pension benefit plan adjustments	168	(326)
Change in unrealized loss on derivative instruments	608	261
Comprehensive income	$14,844	$11,893

8. Financing

Short-term borrowings at December 31, 2011 and October 1, 2011 consist of the following:

	December 31,	October 1,
	2011	2011
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.76% rate in effect at December 31, 2011), maturing January 2012, with optional month-to-month term renewal and loan repricing until December 2012	$40,000	$40,000
Notes payable, non-interest bearing	240	285
Total short-term borrowings	$40,240	$40,285

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At December 31, 2011 and October 1, 2011, outstanding borrowings under the credit facility were $40.0 million. At December 31, 2011, the Company had outstanding letters of credit drawn from the credit facility totaling $7.8 million, leaving approximately $27.2 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on certain of its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. At December 31, 2011 and October 1, 2011, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million and $24.0 million, respectively. At December 31, 2011 and October 1, 2011, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average interest rate applicable to outstanding credit facility borrowings was 2.09% and 2.47%, respectively. At December 31, 2011 and October 1, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54% and 2.92%, respectively. The Company intends to renew each of the applicable outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. Subsequent to December 31, 2011, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. See Note 5 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

INDEX

9. Income Taxes

As of December 31, 2011, the Company’s liability for unrecognized tax benefits was $5.2 million, of which $1.6 million would affect the effective tax rate if recognized. At October 1, 2011, the Company’s liability for unrecognized tax benefits was $5.1 million, of which $1.5 million would affect the effective tax rate if recognized. As of December 31, 2011, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

10. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 included the following components:

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011
	(expressed in thousands)

Service cost	$107	$117
Interest cost	216	194
Expected return on plan assets	(171)	(172)
Net amortization and deferral	20	37
Net periodic benefit cost	$172	$176

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three-month fiscal periods ended December 31, 2011 and January 1, 2011 was 5.4% and 5.2%, respectively.

11. Legal Matters

As previously reported by the Company, including in its Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed with the SEC on November 30, 2011 (the “2011 Form 10-K”), in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the U.S. Government’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain and produce to the U.S. Government certain documents related to the Company’s ORCA Certifications. On April 1, 2011, the Company’s Board of Directors authorized its Audit Committee to serve as a special committee to initiate an independent review and monitoring of the Company’s suspension from U.S. Government contracting and to oversee an investigation by independent counsel of the events giving rise to the suspension and the USAO and DOC investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and U.S. Government contracting compliance policies, and in July 2011, the USAO expanded the scope of its inquiry to include the Company’s compliance record and practices in areas including export controls and government contracts.

The Company has been responding to information requests from the USAO and DOC, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and has conducted its own review of these matters. There have been no material developments in the Company’s first fiscal quarter of 2012 with respect to the investigation by the USAO or DOC. The Company’s known costs related to the investigation in the first fiscal quarter 2012 totaled $0.2 million. While the Company continues to respond to the government’s requests as appropriate, the Company is presently unable to determine the likely outcome or range of loss, if any, from the investigation or predict with certainty the timeline for the resolution of the investigation.

INDEX

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K. Such important factors include:

•	The Company’s business operations may be affected by government contracting risks
•	The Company is the subject of an investigation relating to its past government contracting practices
•	The Company’s business is significantly international in scope, which poses multiple risks
•	Volatility in the global economy could adversely affect results
•	The Company’s business is subject to strong competition
•	The Company may not achieve its growth plans for the expansion of the business
•	The Company may experience difficulties obtaining the services of skilled employees
•	The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
•	The business could be adversely affected by product liability and commercial litigation
•	The Company may experience difficulty obtaining materials or components for its products, or the cost of materials or components may increase
•	Government regulation imposes significant costs and other constraints
•	The backlog, sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
•	The Company’s customers are in cyclical industries
•	Interest rate fluctuations could adversely affect results
•	The Company may be required to recognize impairment charges for long-lived assets

The performance of the Company’s business and its securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2012.

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

Summary of Financial Results

Three Fiscal Months Ended December 31, 2011 (“First Quarter of Fiscal 2012”) Compared to Three Fiscal Months Ended January 1, 2011 (“First Quarter of Fiscal 2011”)

Significant Items for the First Quarter of Fiscal 2012 compared to the First Quarter of Fiscal 2011 include:

•
Revenue increased 26.3% to a quarterly record high of $133.7 million, compared to $105.9 million for the First Quarter of Fiscal 2011. This increase was driven by 31.5% growth in the Test Segment, resulting primarily from 36.8% higher beginning backlog as well as strong base-order growth, and 7.7% growth in Sensors, driven by timing of customer shipments from backlog.

INDEX

•
Income from operations increased 27.0% to $23.5 million, compared to $18.5 million for the First Quarter of Fiscal 2011. This increase was primarily driven by higher gross profit from increased volume and lower warranty expense, net of $7.0 million higher operating expenses. The higher operating expenses principally resulted from compliance program enhancements and other operational improvement initiatives as well as increased research and development expenses. Operating expenses in the quarter included $0.2 million related to the U.S. Government matters.

•
The effective tax rate for the quarter was 33.4%, an increase of 6.8 percentage points compared to a tax rate of 26.6% for the First Quarter of Fiscal 2011. This increase was primarily due to a $1.0 million benefit received from the enactment of favorable tax legislation in the First Quarter of Fiscal 2011.

•
Earnings per diluted share increased $0.12, or 14.0%, to a quarterly record high $0.98, compared to $0.86 for the First Quarter of Fiscal 2011. This increase was driven by income from operations, partially offset by a higher effective tax rate. The higher effective tax rate unfavorably impacted earnings per diluted share by $0.10.

Detailed Financial Results

Total Company

Orders and Backlog

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended
	December 31,	Business	Currency	January 1,
	2011	Change	Translation	2011
Orders	$134.8	$(5.4)	$0.6	$139.6

Orders totaled $134.8 million, a decrease of $4.8 million, or 3.4%, compared to orders of $139.6 million for the First Quarter of Fiscal 2011. Orders in the First Quarter of Fiscal 2011 included two large (in excess of $5.0 million) custom Test segment orders totaling approximately $29 million. There were no large orders in the First Quarter of Fiscal 2012. Excluding the large orders, base orders increased 21.9%, reflecting 27.5% worldwide growth in the Test segment and 1.3% growth in Sensors. Additionally, orders for the First Quarter of Fiscal 2012 included an estimated $0.6 million favorable impact of currency translation.

Backlog of undelivered orders at the end of the quarter was $291.8 million, an increase of 18.0% from backlog of $247.2 million at the end of the First Quarter of Fiscal 2011. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

INDEX

Results of Operations

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	December 31,	January 1,
	2011	2011	Variance	% Variance

Revenue	$133.7	$105.9	$27.8	26.3%
Cost of sales	75.0	59.2	15.8	26.7%
Gross profit	58.7	46.7	12.0	25.7%
Gross margin	43.9%	44.1%	(0.2)	pts

Operating expenses:
Selling and marketing	17.0	16.6	0.4	2.4%
General administrative	13.2	8.5	4.7	55.3%
Research and development	5.0	3.1	1.9	61.3%
Total operating expenses	35.2	28.2	7.0	24.8%

Income from operations	23.5	18.5	5.0	27.0%

Interest expense	(0.3)	(0.5)	0.2	-40.0%
Interest income	0.1	-	0.1	NM
Other expense, net	-	0.1	(0.1)	NM

Income before income taxes	23.3	18.1	5.2	28.7%
Income tax provision	7.8	4.8	3.0	62.5%
Net income	$15.5	$13.3	$2.2	16.5%

Diluted earnings per share	$0.98	$0.86	$0.12	14.0%

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	December 31,	Business	Currency	January 1,
	2011	Change	Translation	2011

Revenue	$133.7	$26.9	$0.9	$105.9
Cost of sales	75.0	15.1	0.7	59.2
Gross profit	58.7	11.8	0.2	46.7
Gross margin	43.9%			44.1%

Operating expenses:
Selling and marketing	17.0	0.4	-	16.6
General administrative	13.2	4.6	0.1	8.5
Research and development	5.0	1.9	-	3.1
Total operating expenses	35.2	6.9	0.1	28.2

Income from operations	$23.5	$4.9	$0.1	$18.5

Revenue was $133.7 million, an increase of $27.8 million, or 26.3%, compared to revenue of $105.9 million for the First Quarter of Fiscal 2011. The increase was driven by a 34.4% higher beginning backlog, increased base-order volume in the Test segment, and an estimated $0.9 million favorable impact of currency translation. Test segment revenue increased 31.5% to $108.6 million, while Sensors segment revenue increased 7.7% to $25.1 million.

INDEX

Gross profit was $58.7 million, an increase of $12.0 million, or 25.7%, compared to gross profit of $46.7 million for the First Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 43.9%, relatively flat compared to 44.1% for the First Quarter of Fiscal 2011, as unfavorable product mix was offset by leverage on improved volume and lower warranty expense. The unfavorable product mix resulted from a higher volume of custom projects in the Test segment and also reflects an increase in the proportion of Test segment revenue to total Company revenue. The Test segment accounted for 81.2% of total Company revenue, compared to 78.0% for the First Quarter of Fiscal 2011.

Selling and marketing expense was $17.0 million, an increase of $0.4 million, or 2.4%, compared to $16.6 million for the First Quarter of Fiscal 2011. This increase was primarily due to higher sales commissions and other discretionary spending. Selling and marketing expense as a percentage of revenue was 12.7% on higher volume, compared to 15.7% for the First Quarter of Fiscal 2011.

General and administrative expense was $13.2 million, an increase of $4.7 million, or 55.3%, compared to $8.5 million for the First Quarter of Fiscal 2011. This increase is primarily driven by higher spending on compliance program enhancements and other operational improvement initiatives, as well as higher compensation and benefits. Legal expenses for the First Quarter of Fiscal 2012 included $0.2 million of direct cost related to the investigation by the U.S. Department of Commerce and the U.S. Attorney’s Office for the District of Minnesota. General and administrative expense as a percentage of revenue was 9.9%, compared to 8.0% for the First Quarter of Fiscal 2011.

Research and development expense was $5.0 million, an increase of $1.9 million, or 61.3%, compared to $3.1 million for the First Quarter of Fiscal 2011, primarily due to a higher level of planned expenditures in the Test segment. Research and development expense as a percentage of revenue was 3.7%, compared to 2.9% for the First Quarter of Fiscal 2011.

Income from operations was $23.5 million, an increase of $5.0 million, or 27.0%, compared to income from operations of $18.5 million for the First Quarter of Fiscal 2011. This increase was primarily driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 17.6%, compared to 17.5% for the First Quarter of Fiscal 2011.

Interest expense, net was $0.2 million, a decrease of $0.3 million, compared to $0.5 million in the First Quarter of Fiscal 2011, driven by lower interest expense incurred on short-term borrowings.

Other (expense) income, net was less than $0.1 million of net other expense, relatively flat compared to $0.1 million of net other income in the First Quarter of Fiscal 2011.

Provision for income taxes totaled $7.8 million for the First Quarter of Fiscal 2012, an increase of $3.0 million, compared to $4.8 million for the First Quarter of Fiscal 2011. This increase was primarily due to increased income before income taxes and a higher effective tax rate. The effective tax rate for the First Quarter of Fiscal 2012 was 33.4%, an increase of 6.8 percentage points compared to a tax rate of 26.6% for the First Quarter of Fiscal 2011. This increase was primarily due to legislation enacted in the First Quarter of Fiscal 2011 that retroactively extended the United States research and development tax credits and provided a tax benefit of $1.0 million. This legislation expired as of the end of the First Quarter of Fiscal 2012.

Net income was $15.5 million, an increase of $2.2 million, or 16.5%, compared to $13.3 million for the First Quarter of Fiscal 2011. Earnings per diluted share increased $0.12 to $0.98, compared to $0.86 for the First Quarter of Fiscal 2011. The increase was primarily driven by higher income from operations, partially offset by a higher effective tax rate. The higher effective tax rate unfavorably impacted earnings per diluted share by $0.10.

Segment Results

Total Segment

INDEX

Orders and Backlog

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	December 31,	Business	Currency	January 1,
	2011	Change	Translation	2011
Orders	$110.7	$(5.6)	$0.5	$115.8

Orders totaled $110.7 million, a decrease of $5.1 million, or 4.4%, compared to orders of $115.8 million for the First Quarter of Fiscal 2011. Excluding the previously mentioned $29 million decrease in large custom ground vehicles orders, base orders increased 27.5%, reflecting strong growth in the Ground Vehicles, Materials and Structures markets of approximately 20%, 22% and 67%, respectively. Currency translation favorably impacted orders by approximately 0.5 million. The Test segment accounted for 82.1% of total Company orders, compared to 82.9% for the First Quarter of Fiscal 2011.

Backlog of undelivered orders at the end of the quarter was $275.5 million, an increase of 19.7% from backlog of $230.2 million at the end of the First Quarter of Fiscal 2011.

Results of Operations

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	December 31,	Business	Currency	January 1,
	2011	Change	Translation	2011

Revenue	$108.6	$25.2	$0.8	$82.6
Cost of sales	63.9	14.3	0.6	49.0
Gross profit	44.7	10.9	0.2	33.6
Gross margin	41.2%			40.7%
Operating expenses:
Selling and marketing	13.2	0.6	-	12.6
General administrative	10.1	3.8	0.1	6.2
Research and development	3.7	1.7	-	2.0
Total operating expenses	27.0	6.1	0.1	20.8

Income from operations	$17.7	$4.8	$0.1	$12.8

Revenue was $108.6 million, an increase of $26.0 million, or 31.5%, compared to revenue of $82.6 million for the First Quarter of Fiscal 2011. The increase was primarily due to 36.8% higher beginning backlog, strong base-order growth, and an estimated $0.8 million favorable impact of currency translation.

Gross profit was $44.7 million, an increase of $11.1 million, or 33.0%, compared to gross profit of $33.6 million for the First Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 41.2%, an increase of 0.5 percentage points from 40.7% for the First Quarter of Fiscal 2011, primarily due to leverage on higher volume and lower warranty expense, partially offset by unfavorable product mix resulting from a relatively higher volume and proportion of custom projects.

Selling and marketing expense was $13.2 million, an increase of $0.6 million, or 4.8%, compared to $12.6 million for the First Quarter of Fiscal 2011. This increase was primarily due to higher sales commissions and increased discretionary spending on marketing initiatives. Selling and marketing expense as a percentage of revenue was 12.2% on higher volume, compared to 15.3% for the First Quarter of Fiscal 2011.

INDEX

General and administrative expense was $10.1 million, an increase of $3.9 million, or 62.9%, compared to $6.2 million for the First Quarter of Fiscal 2011. This increase is primarily driven by higher spending on compliance program enhancements and other operational improvement initiatives, as well as higher compensation and benefits. General and administrative expense as a percentage of revenue was 9.3%, compared to 7.5% for the First Quarter of Fiscal 2011.

Research and development expense was $3.7 million, an increase of $1.7 million, or 85.0%, compared to $2.0 million for the First Quarter of Fiscal 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 3.4%, compared to 2.4% for the First Quarter of Fiscal 2011.

Income from operations was $17.7 million, an increase of $4.9 million, or 38.3%, compared to income from operations of $12.8 million for the First Quarter of Fiscal 2011. The increase reflects higher revenue and gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 16.3%, compared to 15.5% for the First Quarter of Fiscal 2011.

Sensors Segment

Orders and Backlog

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	December 31,	Business	Currency	January 1,
	2011	Change	Translation	2011
Orders	$24.1	$0.2	$0.1	$23.8

Orders totaled $24.1 million, an increase of $0.3 million, or 1.3%, compared to orders of $23.8 million for the First Quarter of Fiscal 2011, reflecting modest end-market growth and including an estimated $0.1 million favorable impact of currency translation. The Sensors segment accounted for 17.9% of total Company orders, compared to 17.1% for the First Quarter of Fiscal 2011.

Backlog of undelivered orders at the end of the quarter was $16.3 million, a decrease of 4.1% from backlog of $17.0 million at the end of the First Quarter of Fiscal 2011.

Results of Operations

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following is a comparison of First Quarter of Fiscal 2012 and First Quarter of Fiscal 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	December 31,	Business	Currency	January 1,
	2011	Change	Translation	2011

Revenue	$25.1	$1.7	$0.1	$23.3
Cost of sales	11.1	0.8	0.1	10.2
Gross profit	14.0	0.9	-	13.1
Gross margin	55.9%			56.2%
Operating expenses:
Selling and marketing	3.8	(0.2)	-	4.0
General administrative	3.1	0.8	-	2.3
Research and development	1.3	0.2	-	1.1
Total operating expenses	8.2	0.8	-	7.4

Income from operations	$5.8	$0.1	$-	$5.7

INDEX

Revenue was $25.1 million, an increase of $1.8 million, or 7.7%, compared to revenue of $23.3 million for the First Quarter of Fiscal 2011. This increase was primarily driven by the timing of customer shipments from backlog and includes an estimated $0.1 million favorable impact of currency translation.

Gross profit was $14.0 million, an increase of $0.9 million, or 6.9%, compared to gross profit of $13.1 million for the First Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 55.9%, a decrease of 0.3 percentage points from 56.2% for the First Quarter of Fiscal 2011, primarily due to unfavorable product mix resulting from a relatively higher proportion of sales in the Mobile Hydraulics market compared to the First Quarter of Fiscal 2011.

Selling and marketing expense was $3.8 million, a decrease of $0.2 million, or 5.0%, compared to $4.0 million for the First Quarter of Fiscal 2011. The decrease was primarily due to decreased expenditures on selling and marketing initiatives. Selling and marketing expense as a percentage of revenue was 15.1% on higher volume, compared to 17.2% for the First Quarter of Fiscal 2011.

General and administrative expense was $3.1 million, an increase of $0.8 million, or 34.8%, compared to $2.3 million for the First Quarter of Fiscal 2011. This increase is primarily driven by higher spending on compliance program enhancements as well as higher compensation and benefits. General and administrative expense as a percentage of revenue was 12.4%, compared to 9.9% for the First Quarter of Fiscal 2011.

Research and development expense was $1.3 million, an increase of $0.2 million, or 18.2%, compared to $1.1 million for the First Quarter of Fiscal 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.2%, compared to 4.7% for the First Quarter of Fiscal 2011.

Income from operations was $5.8 million, relatively flat compared to income from operations of $5.7 million for the First Quarter of Fiscal 2011, as higher gross profit was largely offset by increased operating expenses. Operating income as a percentage of revenue was 23.1%, compared to 24.5% for the First Quarter of Fiscal 2011.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $103.7 million at the end of the First Quarter of Fiscal 2012. Of this amount, $36.3 million was located in North America, $42.7 million in Europe, and $24.7 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2012, the Company held no short-term investments.

Total cash and cash equivalents decreased $0.4 million in the First Quarter of Fiscal 2012, primarily due to increased working capital requirements and employee incentives and related benefit payments, partially offset by earnings. Total cash and cash equivalents increased $3.7 million in the First Quarter of Fiscal 2011, primarily due to earnings, partially offset by employee incentives and related benefit payments, increased working capital requirements, and investment in property and equipment. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, the credit facility, and anticipated cash from operations, are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends, share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities provided cash totaling $2.5 million for the First Quarter of Fiscal 2012, compared to cash provided of $5.8 million for the First Quarter of Fiscal 2011. Cash provided for the First Quarter of Fiscal 2012 was primarily due to earnings and $11.3 million increased advance payments received from customers driven by relatively favorable payment terms on base orders, partially offset by $19.1 million decreased accounts and unbilled receivables resulting from general timing of billing and collections and $8.5 million net employee incentives and related benefit payments, primarily consisting of variable compensation relating to Fiscal 2011. Cash provided for the First Quarter of Fiscal 2011 was primarily due to earnings and $2.3 million decreased accounts and unbilled receivables resulting from general timing of billing and collections, partially offset by $7.5 million net employee incentives and related benefit payments, primarily consisting of variable compensation relating to Fiscal 2010, $3.6 million increased inventories to support future revenue, and $1.6 million decreased accounts payable resulting from the general timing of purchases and payments.

INDEX

Cash flows from investing activities required the use of cash totaling $2.3 million for the First Quarter of Fiscal 2012, compared to the use of cash totaling $2.3 million for the First Quarter of Fiscal 2011. The cash usage for both periods reflects an investment in property and equipment.

Cash flows from financing activities provided cash totaling $0.5 million for the First Quarter of Fiscal 2012, compared to the cash provided totaling $1.1 million for the First Quarter of Fiscal 2011. The cash provided for the First Quarter of Fiscal 2012 was primarily due to the $4.4 million received in connection with stock option exercises, partially offset by payment of cash dividends of $4.1 million. The cash provided for the First Quarter of Fiscal 2011 was primarily due to the $1.1 million received in connection with stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2012, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

INDEX

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

The Company has three discrete reporting units, two of which are assigned goodwill. At December 31, 2011, one reporting unit was assigned $14.6 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.6 million of goodwill exceeded its carrying value by approximately 13%. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”ASU No. 2011-04 amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” to provide guidance on how fair value measurement should be applied where existing U.S. GAAP already requires or permits fair value measurements. This ASU does not extend the use of fair value, but rather provides guidance on application. In addition, ASU No. 2011-04 requires expanded disclosures regarding fair value measurements. The provisions of ASU 2011-4 are effective prospectively for interim and annual periods beginning after December 15, 2011 which, for the Company, will be the second quarter of fiscal year 2012. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU No. 2011-04 to have a material impact on its consolidated financial statements.

INDEX

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” This ASU amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU No. 2011-05 to have a material impact on its consolidated financial statements.

Other Matters

The Company's dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company's dividend practice is to target over time a payout ratio of approximately 40% of net earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at December 31, 2011 included $103.7 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the three-month fiscal period ended December 31, 2011.

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

INDEX

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $6.0 million in revenue for the three-month fiscal period ended December 31, 2011.

At December 31, 2011, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported by the Company, including in its 2011 Form 10-K, in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) began an investigation into the Company’s past disclosures on the Government’s Online Representations and Certifications Application (“ORCA Certification”) and later expanded the scope of its inquiries to include the Company’s ORCA Certifications and Government contracting compliance policies and general compliance record and practices in areas including export controls and government contracts. There were no material developments in the first fiscal quarter of 2012 related to this matter. For a more detailed discussion of this investigation by the DOC and USAO and related matters, please refer to Note 11 to Part I, Item 1. Financial Statements of this Form 10-Q.

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

MTS SYSTEMS CORPORATION

Dated: February 2, 2012	/s/ WILLIAM V. MURRAY
William V. Murray
Interim Chief Executive Officer

Dated: February 2, 2012	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer

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