Form 10-Q
period 2012-03-31
MTS SYSTEMS CORP
filed 2012-05-04
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)Employer

14000 Technology Drive, Eden Prairie, MN  55344
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

 ☐  Yes                    ☒    No

The number of shares outstanding of the Registrant’s common stock as of May 1, 2012 was 16,076,894 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND SIX FISCAL MONTHS ENDED MARCH 31, 2012

Index

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	March 31,	October 1,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$123,248	$104,095
Accounts receivable, net of allowances for doubtful accounts of $2,280 and $1,534, respectively	89,011	82,510
Unbilled accounts receivable	54,976	54,554
Inventories	70,318	65,987
Prepaid expenses and other current assets	9,053	4,354
Deferred income taxes	12,261	12,556
Total current assets	358,867	324,056

Property and equipment, net	58,270	56,252
Goodwill	16,210	16,027
Other intangible assets, net	24,864	25,843
Other assets	4,387	4,568
Deferred income taxes	891	1,113
Total Assets	$463,489	$427,859

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
Short-term borrowings	$40,282	$40,285
Accounts payable	28,453	27,794
Accrued payroll and related costs	26,474	33,577
Advance payments from customers	72,857	63,307
Accrued warranty costs	4,468	5,290
Accrued income taxes	5,137	5,453
Deferred income taxes	1,888	2,285
Other accrued liabilities	17,708	17,623
Total current liabilities	197,267	195,614

Deferred income taxes	9,238	9,190
Non-current accrued income taxes	4,637	5,106
Pension benefit plan obligation	2,579	2,691
Other long-term liabilities	4,459	4,410
Total Liabilities	218,180	217,011

Shareholders' Investment:
Common stock, $.25 par; 64,000 shares authorized: 16,028 and 15,632 shares issued and outstanding as of March 31, 2012 and October 1, 2011, respectively	4,007	3,908
Additional paid-in capital	21,129	5,319
Retained earnings	204,092	185,332
Accumulated other comprehensive income	16,081	16,289
Total Shareholders' Investment	245,309	210,848
Total Liabilities and Shareholders' Investment	$463,489	$427,859

  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Revenue:
Product	$112,788	$97,029	$230,239	$186,930
Service	16,231	16,032	32,477	32,007
Total revenue	129,019	113,061	262,716	218,937
Cost of sales:
Product	64,648	56,430	131,520	107,329
Service	7,981	7,724	16,093	16,029
Total cost of sales	72,629	64,154	147,613	123,358
Gross profit	56,390	48,907	115,103	95,579

Operating expenses:
Selling and marketing	19,206	17,151	36,215	33,730
General and administrative	13,917	10,329	27,113	18,820
Research and development	6,068	3,558	11,027	6,686
Total operating expenses	39,191	31,038	74,355	59,236

Income from operations	17,199	17,869	40,748	36,343

Interest expense	(296)	(384)	(620)	(854)
Interest income	84	61	202	104
Other (expense) income, net	(399)	60	(422)	117

Income before income taxes	16,588	17,606	39,908	35,710
Provision for income taxes	5,431	5,798	13,212	10,613
Net income	$11,157	$11,808	$26,696	$25,097

Earnings per share:
Basic-
Earnings per share	$0.70	$0.77	$1.69	$1.63
Weighted average number of common shares outstanding - basic	15,906	15,430	15,793	15,367

Diluted-
Earnings per share	$0.69	$0.75	$1.67	$1.60
Weighted average number of common shares outstanding - diluted	16,106	15,838	15,969	15,682

Dividends declared per share	$0.25	$0.20	$0.50	$0.40

  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

Index

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Fiscal Months Ended
	March 31,	April 2,
	2012	2011

Cash flows from operating activities:
Net income	$26,696	$25,097
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,818	1,541
Excess tax benefits for stock-based compensation	(648)	(140)
Net periodic pension benefit cost	340	354
Depreciation and amortization	6,447	6,418
Deferred income taxes	131	245
Bad debt provision	758	403

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(8,680)	(8,471)
Inventories	(4,484)	(8,466)
Prepaid expenses	(2,046)	(1,627)
Accounts payable	692	3,404
Accrued payroll and related costs	(6,721)	(6,737)
Advance payments from customers	9,217	9,292
Accrued warranty costs	(799)	(1,205)
Other assets and liabilities	(3,152)	7,325
Net cash provided by operating activities	19,569	27,433

Cash flows from investing activities:
Purchases of property and equipment	(6,703)	(4,740)

Cash flows from financing activities:
Net receipts (repayments) under short-term borrowings	15	(7)
Excess tax benefits from stock-based compensation	648	140
Cash dividends	(7,950)	(6,173)
Proceeds from exercise of stock options and employee stock purchase plan	13,950	10,669
Net cash provided by financing activities	6,663	4,629

Effect of exchange rate on changes in cash	(376)	1,779

Net increase in cash and cash equivalents	19,153	29,101

Cash and cash equivalents, at beginning of period	104,095	76,611
Cash and cash equivalents, at end of period	$123,248	$105,712

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$523	$688
Income taxes	$17,304	$444
Non-cash financing activities:
Dividends declared not yet paid	$3,905	$-

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed with the SEC. Interim results of operations for the three and six-fiscal month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Inventories.  Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 31, 2012 and October 1, 2011 were as follows:

	March 31, 2012	October 1, 2011
	(expressed in thousands)
Customer projects in various stages of completion	$24,369	$19,026
Components, assemblies and parts	45,949	46,961
Total	$70,318	$65,987

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-fiscal month periods ended March 31, 2012 and April 2, 2011 was $0.7 million and $0.4 million, respectively. Amortization expense for software development costs for the six-fiscal month periods ended March 31, 2012 and April 2, 2011 was $1.2 million and $0.8 million, respectively. See Note 2 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations.  Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011 were as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands)
Beginning balance	$4,595	$6,735	$5,290	$7,505
Warranty provisions	1,094	1,073	1,483	1,586
Warranty claims	(1,565)	(1,482)	(2,583)	(2,930)
Adjustments to preexisting warranties	300	(100)	300	139
Currency translation	44	145	(22)	71
Ending balance	$4,468	$6,371	$4,468	$6,371

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

Index

2. Capital Assets

Property and Equipment
Property and equipment at March 31, 2012 and October 1, 2011 consist of the following:

	March 31,	October 1,
	2012	2011
	(expressed in thousands)
Land and improvements	$1,712	$1,713
Buildings and improvements	53,316	52,764
Machinery and equipment	111,277	108,143
Total	166,305	162,620
Less accumulated depreciation	(108,035)	(106,368)
Property and equipment, net	$58,270	$56,252

Goodwill

Goodwill at March 31, 2012 and October 1, 2011 was $16.2 million and $16.0 million, respectively. The increase in goodwill during the six-fiscal month period ended March 31, 2012 was due to currency translation.

Other Intangible Assets
Other intangible assets at March 31, 2012 and October 1, 2011 consist of the following:

	March 31, 2012
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(expressed in thousands)
Software development costs	$15,848	$(4,744)	$11,104	5.7
Patents	10,034	(2,501)	7,533	15.3
Trademarks and trade names	5,997	(922)	5,075	30.2
Land-use rights	1,236	(84)	1,152	47.8
Total	$33,115	$(8,251)	$24,864	14.3

	October 1, 2011
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(expressed in thousands)
Software development costs	$15,370	$(3,574)	$11,796	5.8
Patents	9,903	(2,114)	7,789	15.3
Trademarks and trade names	5,924	(815)	5,109	30.2
Non-compete agreements	2,596	(2,596)	-	3.0
Land-use rights	1,219	(70)	1,149	47.8
Total	$35,012	$(9,169)	$25,843	13.6

Amortization expense recognized during the three-fiscal month periods ended March 31, 2012 and April 2, 2011 was $0.9 million and $0.8 million, respectively. Amortization expense recognized during each of the six-fiscal month periods ended March 31, 2012 and April 2, 2011 was $1.6 million.

Index

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million and 0.3 million weighted average common shares have been excluded from diluted weighted average shares outstanding for the three-fiscal month periods ended March 31, 2012 and April 2, 2011, respectively. Stock options to acquire 0.4 million and 0.5 million weighted average common shares have been excluded from diluted weighted average shares outstanding for the six-month fiscal periods ended March 31, 2012 and April 2, 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands, except per share data)

Net income	$11,157	$11,808	$26,696	$25,097

Weighted average common shares outstanding	15,906	15,430	15,793	15,367
Dilutive potential common shares	200	408	176	315
Total diluted weighted average shares outstanding	16,106	15,838	15,969	15,682

Earnings per share:
Basic	$0.70	$0.77	$1.69	$1.63
Diluted	$0.69	$0.75	$1.67	$1.60

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

Financial information by reportable segment for the three and six-month fiscal periods ended March 31, 2012 and April 2, 2011 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands)
Revenue by Segment:
Test	$102,913	$86,761	$211,541	$169,303
Sensors	26,106	26,300	51,175	49,634
Total revenue	$129,019	$113,061	$262,716	$218,937

Income from Operations by Segment:
Test	$10,694	$9,842	$28,467	$22,595
Sensors	6,505	8,027	12,281	13,748
Total income from operations	$17,199	$17,869	$40,748	$36,343

Index

5. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of March 31, 2012, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the March 31, 2012 and October 1, 2011 Consolidated Balance Sheet as follows:

	March 31, 2012
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$285	$358
Interest rate swaps	-	282
Total designated hedge derivatives	285	640

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	19
Total hedge and other derivatives	$285	$659

	October 1, 2011
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$746	$1,041
Interest rate swaps	-	617
Total designated hedge derivatives	746	1,658

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	222	-
Total hedge and other derivatives	$968	$1,658

Index

Cash Flow Hedging – Currency Risks
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Investment on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. Each month, the Company assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statement of Income, as that is the same line item upon which the underlying hedged transaction is reported.

At March 31, 2012 and April 2, 2011, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $37.0 million and $25.9 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $34.9 million and $22.2 million at March 31, 2012 and April 2, 2011, respectively. At March 31, 2012 the net market value of the foreign currency exchange contracts was a net liability of $0.1 million, consisting of $0.3 million in assets and $0.4 million in liabilities. At April 2, 2011 the net market value of the foreign currency exchange contracts was a net liability of $0.7 million, consisting of $0.1 million in assets and $0.8 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March, 31	April, 2	March, 31	April, 2
	2012	2011	2012	2011
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$414	$(269)	$(365)	$(384)
Net loss reclassified into Revenue (effective portion)	(273)	250	129	409
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	-	-	-	7
Net (loss) gain recognized in OCI (effective portion)	(153)	(616)	224	(667)
Ending unrealized net (loss) gain in AOCI	$(12)	$(635)	$(12)	$(635)

The amount recognized in Revenue as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011. At March 31, 2012 and April 2, 2011, the amount projected to be reclassified from AOCI into Revenue in the next 12 months was a net loss of $0.1 million and $0.4 million, respectively. The maximum remaining maturity of any forward or optional contract at March 31, 2012 and April 2, 2011 was 2.3 years and 3.3 years, respectively.

Cash Flow Hedging - Interest Rate Risks
The Company uses floating to fixed interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. The Company has designated these interest rate swaps as cash flow hedges. As a result, changes in the fair value of the interest rate swaps are recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets.

At March 31, 2012 and April 2, 2011 the Company had outstanding interest rate swaps with total notional amounts of $40.0 million and $24.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At March 31, 2012 and April 2, 2011, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.09% and 2.47%, respectively. At March 31, 2012 and April 2, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54% and 2.92%, respectively.

The following table shows the contractual maturities of the interest rate hedging relationships at March 31, 2012:

Index

Outstanding Interest Rate Swaps:

		Notional	Reference	Basis
Start Date	End Date	Amount	Rate	Spread
		(in millions)
July 25, 2008	July 25, 2012	$13.0	4.24%	0.45%
December 20, 2011	September 20, 2012	6.0	1.06%	0.45%
December 7, 2011	September 7, 2012	11.0	1.02%	0.45%
December 29, 2011	September 28, 2012	10.0	1.08%	0.45%
	Total	$40.0

The total market value of interest rate swaps and forward interest rate swaps at March 31, 2012 and April 2, 2011 was a liability of $0.3 million and $0.9 million, respectively. The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(427)	$(1,101)	$(617)	$(1,406)
Net loss reclassified into Interest expense (effective portion)	183	220	359	517
Net loss recognized in OCI (effective portion)	(38)	(69)	(24)	(61)
Ending unrealized net loss in AOCI	$(282)	$(950)	$(282)	$(950)

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

At March 31, 2012 and April 2, 2011, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $38.1 million and $20.1 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at March 31, 2012 and April 2, 2011 was $11.8 million and $5.0 million, respectively. At both March 31, 2012 and April, 2, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million, consisting entirely of liabilities.

The net gains (losses) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands)
Net gain (loss) recognized in Other (expense) income, net	$205	$(629)	$199	$(500)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of March 31, 2012 and October 1, 2011, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$285	$-	$285
Total assets	$-	$285	$-	$285

Liabilities:
Currency contracts(1)	$-	$377	$-	$377
Interest rate swaps(2)	-	282	-	282
Total liabilities	$-	$659	$-	$659

	October 1, 2011
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$968	$-	$968
Total assets	$-	$968	$-	$968

Liabilities:
Currency contracts(1)	$-	$1,041	$-	$1,041
Interest rate swaps(2)	-	617	-	617
Total liabilities	$-	$1,658	$-	$1,658

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Comprehensive Income for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands)
Net income	$11,157	$11,808	$26,696	$25,097
Change in cumulative translation adjustment	718	4,119	(753)	2,788
Pension benefit plan adjustments	(55)	(238)	113	(564)
Change in unrealized loss on derivative instruments	(176)	(134)	432	127
Comprehensive income	$11,644	$15,555	$26,488	$27,448

8. Financing

Short-term borrowings at March 31, 2012 and October 1, 2011 consist of the following:

	March 31,	October 1,
	2012	2011
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at March 31, 2012), maturing April 2012, with optional month-to-month term renewal and loan repricing until December 2012	$40,000	$40,000

Notes payable, non-interest bearing	282	285
Total short-term borrowings	$40,282	$40,285

Index

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At March 31, 2012 and October 1, 2011, outstanding borrowings under the credit facility were $40.0 million. At March 31, 2012, the Company had outstanding letters of credit drawn from the credit facility totaling $7.2 million, leaving approximately $27.8 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on certain of its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps and forward interest rate swaps. At March 31, 2012 and October 1, 2011, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million and $24.0 million, respectively. At March 31, 2012 and October 1, 2011, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average interest rate applicable to outstanding credit facility borrowings was 2.09% and 2.47%, respectively. At March 31, 2012 and October 1, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54% and 2.92%, respectively. The Company intends to renew each of the applicable outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. Subsequent to March 31, 2012, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. See Note 5 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

9. Income Taxes

As of March 31, 2012, the Company’s liability for unrecognized tax benefits was $4.6 million, of which $1.0 million would favorably affect the Company’s effective tax rate if recognized. As of October 1, 2011, the Company’s liability for unrecognized tax benefits was $5.1 million, of which $1.5 million would favorably affect the Company’s effective tax rate if recognized. As of March 31, 2012, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

10. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011 included the following components:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
	(expressed in thousands)

Service cost	$104	$118	$211	$235
Interest cost	211	195	427	389
Expected return on plan assets	(167)	(173)	(338)	(345)
Net amortization and deferral	20	38	40	75
Net periodic benefit cost	$168	$178	$340	$354

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and six-fiscal month periods ended March 31, 2012 and April 2, 2011 was 5.4% and 5.2%, respectively.

11. Legal Matters

As previously reported by the Company, including in its Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed with the SEC on November 30, 2011 (the “2011 Form 10-K”), in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) notified the Company that they were investigating why the Company had not disclosed, on the U.S. Government’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. On January 12, 2011, the DOC issued to the Company an administrative subpoena requesting, among other items, that the Company preserve, retain and produce to the U.S. Government certain documents related to the Company’s ORCA Certifications. On April 1, 2011, the Company’s Board of Directors authorized its Audit Committee to serve as a special committee to initiate an independent review and to oversee an investigation by independent counsel of the events giving rise to the USAO and DOC investigation. On April 7, 2011, the DOC issued to the Company an additional administrative subpoena requesting further information relating to the Company’s ORCA Certifications and U.S. Government contracting compliance policies, and in July 2011, the USAO expanded the scope of its inquiry to include the Company’s compliance record and practices in areas including export controls and government contracts.

The Company has been responding to information requests from the USAO and DOC, and the USAO has issued grand jury subpoenas to certain third party individuals. The Company is cooperating with the agencies and has conducted its own review of these matters. There have been no material developments in the first six-months of the Company’s fiscal year 2012 with respect to the investigation by the USAO or DOC. The Company’s known costs related to the investigation in the first six-months of fiscal 2012 and 2011 totaled $0.3 million and $0.4 million, respectively. While the Company continues to respond to the government’s requests as appropriate, the Company is presently unable to determine the likely outcome or range of loss, if any, from the investigation or predict with certainty the timeline for the resolution of the investigation.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K. Such important factors include:

•	The Company’s business operations may be affected by government contracting risks
•	The Company is the subject of an investigation relating to its past government contracting practices
•	The Company’s business is significantly international in scope, which poses multiple risks
•	Volatility in the global economy could adversely affect results
•	The Company’s business is subject to strong competition
•	The Company may not achieve its growth plans for the expansion of the business
•	The Company may experience difficulties obtaining the services of skilled employees
•	The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
•	The Company’s business could be adversely affected by product liability and commercial litigation
•	The Company may experience difficulty obtaining materials or components for its products, or the cost of materials or components may increase
•	Government regulation imposes significant costs and other constraints
•	The backlog, sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
•	The Company’s customers are in cyclical industries
•	Interest rate fluctuations could adversely affect results
•	The Company may be required to recognize impairment charges for long-lived assets

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

Summary of Financial Results

Three Fiscal Months Ended March 31, 2012 (“Second Quarter of Fiscal 2012”) Compared to Three Fiscal Months Ended April 2, 2011 (“Second Quarter of Fiscal 2011”)

Significant items for the Second Quarter of Fiscal 2012 compared to the Second Quarter of Fiscal 2011 include:

•
Orders increased 14.5% to $135.6 million, compared to $118.4 million for the Second Quarter of Fiscal 2011. This increase is comprised of 19.8% growth in the Test segment, primarily in Europe, partially offset by a 3.7% decline in the Sensors segment and an estimated $1.5 million unfavorable impact of currency translation. Orders in the quarter included one large (in excess of $5.0 million) Test segment order of approximately $5 million. There were no large orders in the Second Quarter of Fiscal 2011.

Index

•
Revenue increased 14.1% to $129.0 million, compared to $113.1 million for the Second Quarter of Fiscal 2011. This increase was driven by 18.5% growth in the Test Segment, resulting primarily from 19.7% higher beginning backlog as well as strong short cycle order growth, partially offset by a 0.8% decline in Sensors.

•
Income from operations decreased 3.9% to $17.2 million, compared to $17.9 million for the Second Quarter of Fiscal 2011, as an increase in operating expenses offset higher gross profit. The $8.2 million increase in operating expenses was principally due to planned investments in research and development, as well as strategic, productivity and compliance initiatives. Additionally, higher compensation and benefits, including severance charges of $0.6 million contributed to the increase. Operating expenses in the quarter included $0.1 million related to the U.S. Government matters compared to $0.4 million in the Second Quarter of Fiscal 2011.

•
Earnings per diluted share decreased $0.06, or 8.0%, to $0.69, compared to $0.75 for the Second Quarter of Fiscal 2011. This decrease was driven by lower income from operations and $0.7 million of net losses on foreign currency transactions.

Six Fiscal Months Ended March 31, 2012 (“First Half of Fiscal 2012”) Compared to Six Fiscal Months Ended April 2, 2011 (“First Half of Fiscal 2011”)

Significant items for the First Half of Fiscal 2012 compared to the First Half of Fiscal 2011 include:

•
Orders increased 4.8% to $270.5 million, compared to $258.1 million for the First Half of Fiscal 2011. Orders in the First Half of Fiscal 2012 included one large Test segment order of approximately $5 million, a decrease of $24 million compared to large Test segment order bookings in the First Half of Fiscal 2011. Excluding the large orders, base (less than $5.0 million) orders increased 15.9%, reflecting 20.9% worldwide growth in the Test segment, primarily in Europe and Asia, partially offset by a 1.6% decline in the Sensors segment.

•
Revenue increased 20.0% to $262.7 million, compared to $218.9 million for the First Half of Fiscal 2011. This increase was comprised of 24.9% growth in the Test Segment, resulting primarily from 36.8% higher beginning backlog as well as strong base order growth, and 3.2% growth in Sensors.

•
Income from operations increased 12.1% to $40.7 million, compared to $36.3 million for the First Half of Fiscal 2011. This increase was primarily driven by higher gross profit from increased volume and favorable product mix in the Test segment, net of $15.1 million higher operating expenses. The higher operating expenses principally resulted from planned investments in research and development, as well as strategic, productivity and compliance initiatives. Additionally, higher compensation and benefits, including the previously mentioned severance charges of $0.6 million, contributed to the increase. Operating expenses included $0.3 million related to the U.S. Government matters compared to $0.4 million in the First Half of Fiscal 2011.

•
The effective tax rate for the First Half of Fiscal 2012 was 33.1%, an increase of 3.4 percentage points compared to a tax rate of 29.7% for the First Half of Fiscal 2011. This increase was primarily due to the enactment of tax legislation in the First Quarter of Fiscal 2011 that extended the United States research and development credits and provided an additional tax benefit of $1.0 million.

•
Earnings per diluted share increased $0.07, or 4.4%, to $1.67, compared to $1.60 for the First Half of Fiscal 2011. The increase was driven by higher income from operations, partially offset by a rise in the effective tax rate as well as a $0.6 million increase in net losses on foreign currency transactions.

Detailed Financial Results

Orders and Backlog

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 orders, separately identifying the estimated impact of currency translation (in millions):

Index

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Orders	$135.6	$18.7	$(1.5)	$118.4

Orders totaled $135.6 million, an increase of $17.2 million, or 14.5%, compared to orders of $118.4 million for the Second Quarter of Fiscal 2011. Orders in the Second Quarter of Fiscal 2012 included one large custom Test segment order of approximately $5 million. There were no large orders in the Second Quarter of Fiscal 2011. Excluding the large order, base orders increased 10.1%, reflecting 14.4% worldwide growth in the Test segment, partially offset by a 3.7% decline in Sensors. Orders for the Second Quarter of Fiscal 2012 were reduced by $1.7 million as a result of the cancellation of a custom Test segment order that was booked in the First Quarter of Fiscal 2012. Additionally, orders for the Second Quarter of Fiscal 2012 included an estimated $1.5 million unfavorable impact of currency translation.

Backlog of undelivered orders at the end of the quarter was $294.4 million, an increase of 15.5% from backlog of $254.9 million at the end of the Second Quarter of Fiscal 2011. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

Results of Operations

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	March 31,	April 2,
	2012	2011	Variance	% Variance

Revenue	$129.0	$113.1	$15.9	14.1%
Cost of sales	72.6	64.2	8.4	13.1%
Gross profit	56.4	48.9	7.5	15.3%
Gross margin	43.7%	43.3%	0.4	pts

Operating expenses:
Selling and marketing	19.2	17.1	2.1	12.3%
General administrative	13.9	10.3	3.6	35.0%
Research and development	6.1	3.6	2.5	69.4%
Total operating expenses	39.2	31.0	8.2	26.5%

Income from operations	17.2	17.9	(0.7)	-3.9%

Interest expense	(0.3)	(0.4)	0.1	-25.0%
Interest income	0.1	0.1	-	0.0%
Other expense, net	(0.4)	-	(0.4)	NM

Income before income taxes	16.6	17.6	(1.0)	-5.7%
Income tax provision	5.4	5.8	(0.4)	-6.9%
Net income	$11.2	$11.8	$(0.6)	-5.1%

Diluted earnings per share	$0.69	$0.75	$(0.06)	-8.0%

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 results of operations, separately identifying the estimated impact of currency translation (in millions):

Index

	Three Fiscal			Three Fiscal
	Months Ended	Estimated		Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Revenue	$129.0	$16.5	$(0.6)	$113.1
Cost of sales	72.6	8.7	(0.3)	64.2
Gross profit	56.4	7.8	(0.3)	48.9
Gross margin	43.7%			43.3%
Operating expenses:
Selling and marketing	19.2	2.3	(0.2)	17.1
General administrative	13.9	3.6	-	10.3
Research and development	6.1	2.5	-	3.6
Total operating expenses	39.2	8.4	(0.2)	31.0

Income from operations	$17.2	$(0.6)	$(0.1)	$17.9

Revenue was $129.0 million, an increase of $15.9 million, or 14.1%, compared to revenue of $113.1 million for the Second Quarter of Fiscal 2011. The increase was driven by an 18.0% higher beginning backlog and increased short cycle orders in the Test segment, partially offset by an estimated $0.6 million unfavorable impact of currency translation. Test segment revenue increased 18.5% to $102.9 million, while Sensors segment revenue declined 0.8% to $26.1 million.

Gross profit was $56.4 million, an increase of $7.5 million, or 15.3%, compared to gross profit of $48.9 million for the Second Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 43.7%, an increase of 0.4 percentage points from 43.3% for the Second Quarter of Fiscal 2011, driven by leverage on higher volume and improved productivity in the Test segment, partially offset by the unfavorable impact of the increase in the proportion of Test segment revenue to total Company revenue, as well as higher medical claims. The Test segment accounted for 79.8% of total Company revenue, compared to 76.7% for the Second Quarter of Fiscal 2011.

Selling and marketing expense was $19.2 million, an increase of $2.1 million, or 12.3%, compared to $17.1 million for the Second Quarter of Fiscal 2011. This increase was primarily due to higher compensation and benefits, including the previously mentioned severance charges of $0.6 million, and $0.4 million increased bad debt expense, partially offset by lower sales commissions. Selling and marketing expense as a percentage of revenue was 14.9% on higher volume, compared to 15.1% for the Second Quarter of Fiscal 2011.

General and administrative expense was $13.9 million, an increase of $3.6 million, or 35.0%, compared to $10.3 million for the Second Quarter of Fiscal 2011. This increase is primarily driven by higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits. Legal expenses for the Second Quarter of Fiscal 2012 included $0.1 million of direct cost related to the investigation by the U.S. Department of Commerce and the U.S. Attorney’s Office for the District of Minnesota, compared to $0.4 million in the Second Quarter of Fiscal 2011. General and administrative expense as a percentage of revenue was 10.8%, compared to 9.1% for the Second Quarter of Fiscal 2011.

Research and development expense was $6.1 million, an increase of $2.5 million, or 69.4%, compared to $3.6 million for the Second Quarter of Fiscal 2011, primarily due to a higher level of planned expenditures in both segments. In addition, during the Second Quarter of Fiscal 2011, the Company allocated certain of its Test segment resources towards capitalized software development activities. Total software development costs capitalized during the Second Quarter of Fiscal 2011 were $0.9 million. No software development costs were capitalized during the Second Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 4.7%, compared to 3.2% for the Second Quarter of Fiscal 2011.

Income from operations was $17.2 million, a decrease of $0.7 million, or 3.9%, compared to income from operations of $17.9 million for the Second Quarter of Fiscal 2011, as increased operating expenses offset higher gross profit. Operating income as a percentage of revenue was 13.3%, compared to 15.8% for the Second Quarter of Fiscal 2011.

Interest expense, net was $0.2 million, relatively flat compared to the Second Quarter of Fiscal 2011.

Index

Other expense, net was $0.4 million of net other expense, compared to less than $0.1 million of net other income in the Second Quarter of Fiscal 2011. This increase was primarily due to $0.7 million of net losses on foreign currency transactions, driven by the strengthening of the U.S. dollar against the Japanese Yen during the Second Quarter of Fiscal 2012, partially offset by $0.3 million of royalty income.

Provision for income taxes totaled $5.4 million for the Second Quarter of Fiscal 2012, a decrease of $0.4 million, or 6.9%, compared to $5.8 million for the Second Quarter of Fiscal 2011, primarily due to decreased income before income taxes. The effective tax rate for the Second Quarter of Fiscal 2012 was 32.7%, relatively flat compared to 32.9% for the Second Quarter of Fiscal 2011.

Net income was $11.2 million, a decrease of $0.6 million, or 5.1%, compared to $11.8 million for the Second Quarter of Fiscal 2011. Earnings per diluted share decreased $0.06 to $0.69, compared to $0.75 for the Second Quarter of Fiscal 2011. The decrease was primarily driven by lower income from operations and net losses on foreign currency transactions.

Segment Results

Orders and Backlog

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Orders	$109.9	$19.2	$(1.0)	$91.7

Orders totaled $109.9 million, an increase of $18.2 million, or 19.8%, compared to orders of $91.7 million for the Second Quarter of Fiscal 2011. Excluding the previously mentioned $5 million large custom ground vehicles order, base orders increased 14.4%, primarily in the European ground vehicle and structures markets. The previously mentioned $1.7 million custom order cancellation that reduced current quarter orders reflects a customer’s decision to stop a specific spending program. Currency translation unfavorably impacted orders by approximately $1.0 million. The Test segment accounted for 81.0% of total Company orders, compared to 77.4% for the Second Quarter of Fiscal 2011.

Backlog of undelivered orders at the end of the quarter was $278.6 million, an increase of 17.7% from backlog of $236.8 million at the end of the Second Quarter of Fiscal 2011.

Results of Operations

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

Index

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Revenue	$102.9	$16.3	$(0.2)	$86.8
Cost of sales	61.5	8.5	(0.2)	53.2
Gross profit	41.4	7.8	-	33.6
Gross margin	40.2%			38.7%
Operating expenses:
Selling and marketing	15.4	2.1	(0.1)	13.4
General administrative	10.5	2.6	0.1	7.8
Research and development	4.8	2.3	-	2.5
Total operating expenses	30.7	7.0	-	23.7

Income from operations	$10.7	$0.8	$-	$9.9

Revenue was $102.9 million, an increase of $16.1 million, or 18.5%, compared to revenue of $86.8 million for the Second Quarter of Fiscal 2011. The increase was primarily due to a 19.7% higher beginning backlog and base orders growth, partially offset by an estimated $0.2 million unfavorable impact of currency translation.

Gross profit was $41.4 million, an increase of $7.8 million, or 23.2%, compared to gross profit of $33.6 million for the Second Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 40.2%, an increase of 1.5 percentage points from 38.7% for the Second Quarter of Fiscal 2011, primarily due to leverage on higher volume and improved productivity, partially offset by the previously mentioned medical claims.

Selling and marketing expense was $15.4 million, an increase of $2.0 million, or 14.9%, compared to $13.4 million for the Second Quarter of Fiscal 2011. This increase was primarily due to higher compensation and benefits, including the previously mentioned severance charges of $0.6 million, and $0.4 million increased bad debt expense. Selling and marketing expense as a percentage of revenue was 15.0% on higher volume, compared to 15.4% for the Second Quarter of Fiscal 2011.

General and administrative expense was $10.5 million, an increase of $2.7 million, or 34.6%, compared to $7.8 million for the Second Quarter of Fiscal 2011. This increase is primarily driven by higher spending on strategic, productivity and compliance initiatives, as well as higher compensation and benefits. General and administrative expense as a percentage of revenue was 10.2%, compared to 9.0% for the Second Quarter of Fiscal 2011.

Research and development expense was $4.8 million, an increase of $2.3 million, or 92.0%, compared to $2.5 million for the Second Quarter of Fiscal 2011, due to a higher level of planned expenditures. As previously mentioned, $0.9 million of costs associated with software development activities were capitalized in the Second Quarter of Fiscal 2011. No software development costs were capitalized during the Second Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 4.7%, compared to 2.9% for the Second Quarter of Fiscal 2011.

Income from operations was $10.7 million, an increase of $0.8 million, or 8.1%, compared to income from operations of $9.9 million for the Second Quarter of Fiscal 2011. The increase reflects higher revenue and gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 10.4%, compared to 11.4% for the Second Quarter of Fiscal 2011.

Index

Orders and Backlog

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Orders	$25.7	$(0.5)	$(0.5)	$26.7

Orders totaled $25.7 million, a decrease of $1.0 million, or 3.7%, compared to orders of $26.7 million for the Second Quarter of Fiscal 2011, primarily due to weaker global demand in the industrial wind, medical and food packaging markets, partially offset by higher demand in the mobile hydraulics market in the Americas. Additionally, currency translation unfavorably impacted orders by an estimated $0.5 million. The Sensors segment accounted for 19% of total Company orders, compared to 22.6% for the Second Quarter of Fiscal 2011.

Backlog of undelivered orders at the end of the quarter was $15.8 million, a decrease of 12.7% from backlog of $18.1 million at the end of the Second Quarter of Fiscal 2011.

Results of Operations

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following is a comparison of Second Quarter of Fiscal 2012 and Second Quarter of Fiscal 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Revenue	$26.1	$0.2	$(0.4)	$26.3
Cost of sales	11.1	0.2	(0.1)	11.0
Gross profit	15.0	(0.0)	(0.3)	15.3
Gross margin	57.4%			58.4%
Operating expenses:
Selling and marketing	3.8	0.2	(0.1)	3.7
General administrative	3.4	1.0	(0.1)	2.5
Research and development	1.3	0.2	-	1.1
Total operating expenses	8.5	1.4	(0.2)	7.3

Income from operations	$6.5	$(1.4)	$(0.1)	$8.0

Revenue was $26.1 million, a decrease of $0.2 million, or 0.8%, compared to revenue of $26.3 million for the Second Quarter of Fiscal 2011. This decrease was primarily driven by an estimated $0.4 million unfavorable impact of currency translation.

Gross profit was $15.0 million, a decrease of $0.3 million, or 2.0%, compared to gross profit of $15.3 million for the Second Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 57.4%, a decrease of 1.0 percentage points from 58.4% for the Second Quarter of Fiscal 2011, primarily due to unfavorable product mix resulting from a relatively higher proportion of sales in the Mobile Hydraulics market compared to the Second Quarter of Fiscal 2011.

Selling and marketing expense was $3.8 million, an increase of $0.1 million, or 2.7%, compared to $3.7 million for the Second Quarter of Fiscal 2011. The increase was primarily due to higher compensation and benefits. Selling and marketing expense as a percentage of revenue was 14.6% on higher volume, compared to 14.1% for the Second Quarter of Fiscal 2011.

Index

General and administrative expense was $3.4 million, an increase of $0.9 million, or 36.0%, compared to $2.5 million for the Second Quarter of Fiscal 2011. This increase is primarily driven by higher spending on strategic and compliance initiatives. General and administrative expense as a percentage of revenue was 13.0%, compared to 9.5% for the Second Quarter of Fiscal 2011.

Research and development expense was $1.3 million, an increase of $0.2 million, or 18.2%, compared to $1.1 million for the Second Quarter of Fiscal 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.0%, compared to 4.2% for the Second Quarter of Fiscal 2011.

Income from operations was $6.5 million, a decrease of $1.5 million, or 18.8%, compared to income from operations of $8.0 million for the Second Quarter of Fiscal 2011, due to lower gross profit and higher operating expenses. Operating income as a percentage of revenue was 24.9%, compared to 30.4% for the Second Quarter of Fiscal 2011.

Detailed Financial Results

Orders and Backlog

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 orders, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended	Estimated		Six Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Orders	$270.5	$13.3	$(0.9)	$258.1

Orders totaled $270.5 million, an increase of $12.4 million, or 4.8%, compared to orders of $258.1 million for the First Half of Fiscal 2011. Orders in the First Half of Fiscal 2012 included one large custom Test segment order of approximately $5 million, a decrease of $24 million compared to large Test segment order bookings in the First Half of Fiscal 2011. Excluding the large orders, base orders increased 15.9%, reflecting 20.8% worldwide growth in the Test segment, partially offset by a 1.6% decline in the Sensors segment.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2012 was $294.4 million, compared to $254.9 million at the end of the Second Quarter of Fiscal 2011.

Results of Operations

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 statements of operations (in millions, except per share data):

Index

	Six Fiscal Months Ended
	March 31,	April 2,
	2012	2011	Variance	% Variance

Revenue	$262.7	$218.9	$43.8	20.0%
Cost of sales	147.6	123.3	24.3	19.7%
Gross profit	115.1	95.6	19.5	20.4%
Gross margin	43.8%	43.7%	0.1	pts

Operating expenses:
Selling and marketing	36.2	33.8	2.4	7.1%
General administrative	27.1	18.8	8.3	44.1%
Research and development	11.1	6.7	4.4	65.7%
Total operating expenses	74.4	59.3	15.1	25.5%

Income from operations	40.7	36.3	4.4	12.1%

Interest expense	(0.6)	(0.8)	0.2	-25.0%
Interest income	0.2	0.1	0.1	100.0%
Other expense, net	(0.4)	0.1	(0.5)	-500.0%

Income before income taxes	39.9	35.7	4.2	11.8%
Provision for income taxes	13.2	10.6	2.6	24.5%
Net income	$26.7	$25.1	$1.6	6.4%
Diluted earnings per share	$1.67	$1.60	$0.07	4.4%

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended	Estimated		Six Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Revenue	$262.7	$43.5	$0.3	$218.9
Cost of sales	147.6	24.0	0.3	123.3
Gross profit	115.1	19.5	-	95.6
Gross margin	43.8%			43.7%
Operating expenses:
Selling and marketing	36.2	2.5	(0.1)	33.8
General administrative	27.1	8.2	0.1	18.8
Research and development	11.1	4.4	-	6.7
Total operating expenses	74.4	15.1	-	59.3

Income from operations	$40.7	$4.4	$-	$36.3

Revenue was $262.7 million, an increase of $43.8 million, or 2.0%, compared to revenue of $218.9 million for the First Half of Fiscal 2011. This increase was driven by a 34.4% higher opening backlog as well as increased base-order volume in the Test segment, and an estimated $0.3 million favorable impact of currency translation.

Gross profit was $115.1 million, an increase of $19.5 million, or 20.4%, compared to gross profit of $95.6 million for the First Half of Fiscal 2011. Gross profit as a percentage of revenue was 43.8%, relatively flat compared to 43.7% for the First Half of Fiscal 2011, as leverage on higher volume and improved productivity in the Test segment was largely offset by the unfavorable impact of the increase in the proportion of Test segment revenue to total Company revenue.

Index

Selling and marketing expense was $36.2 million, an increase of $2.4 million, or 7.1%, compared to $33.8 million for the First Half of Fiscal 2011. This increase was primarily due to higher compensation and benefits, including the previously mentioned severance charges of $0.6 million, as well as $0.4 million increased bad debt expense. Selling and marketing expense as a percentage of revenue was 13.8% on higher volume, compared to 15.4% for the First Half of Fiscal 2011.

General and administrative expense was $27.1 million, an increase of $8.3 million, or 44.1%, compared to $18.8 million for the First Half of Fiscal 2011. This increase is primarily driven by higher spending on strategic, productivity and compliance initiatives, increased compensation and benefits, and executive recruiting fees. General and administrative expense as a percentage of revenue was 10.3%, compared to 8.6% for the First Half of Fiscal 2011.

Research and development expense was $11.1 million, an increase of $4.4 million, or 65.7%, compared to the First Half of Fiscal 2011, driven by a higher level of planned expenditures in both segments. In addition, the Company allocated certain of its resources towards capitalized software development activities during both the First Half of Fiscal 2012 and 2011. Total software development costs capitalized during the First Half of Fiscal 2012 and 2011 were $0.5 million and $1.6 million, respectively. Research and development expense as a percentage of revenue was 4.2%, compared to 3.1% for the First Half of Fiscal 2011.

Income from operations was $40.7 million, an increase of $4.4 million, or 12.1%, compared to income from operations of $36.3 million for the First Half of Fiscal 2011. This increase was primarily driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 15.5%, compared to 16.6% for the First Half of Fiscal 2011.

Interest expense, net was $0.4 million, a decrease of $0.3 million, compared to $0.7 million in the First Half of Fiscal 2011, driven by lower interest expense incurred on short-term borrowings.

Other (expense) income, net was $0.4 million of net other expense, an increase of $0.5 million, compared to $0.1 million of net other income in the First Half of Fiscal 2011. This increase was primarily due to a $0.6 million increase in net losses on foreign currency transactions compared to the First Half of Fiscal 2011.

Provision for income taxes totaled $13.2 million for the First Half of Fiscal 2012, an increase of $2.6 million, or 24.5%, compared to $10.6 million for the First Half of Fiscal 2011 primarily due to increased income before income taxes and a higher effective tax rate.  The effective tax rate for the First Half of Fiscal 2012 was 33.1%, an increase of 3.4 percentage points compared to a tax rate of 29.7% for the First Half of Fiscal 2011. This increase was primarily due to the enactment of legislation in the First Quarter of Fiscal 2011 that retroactively extended the United States research and development tax credits and provided a tax benefit of $1.0 million. This legislation expired as of the end of the First Quarter of Fiscal 2012.

Net income was $26.7 million, an increase of $1.6 million, compared to $25.1 million for the First Half of Fiscal 2011. Earnings per diluted share increased $0.07 to $1.67, compared to $1.60 for the First Half of Fiscal 2011. The increase was primarily driven by higher income from operations, partially offset by a rise in the effective tax rate and increased net losses on foreign currency transactions.

Segment Results

Orders and Backlog

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

Index

	Six Fiscal Months Ended	Estimated		Six Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Orders	$220.7	$13.7	$(0.5)	$207.5

Orders totaled $220.7 million, an increase of $13.2 million, or 6.4%, compared to orders of $207.5 million for the First Half of Fiscal 2011. Excluding the previously mentioned $24 million decrease in large custom orders, base orders increased 20.8%, reflecting strong growth in the ground vehicles, materials and structures markets. The Test segment accounted for 81.6% of total Company orders, compared to 80.4% for the First Half of Fiscal 2011.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2012 was $278.6 million, compared to $236.8 million at the end of the Second Quarter of Fiscal 2011.

Results of Operations

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended	Estimated		Six Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Revenue	$211.5	$41.7	$0.5	$169.3
Cost of sales	125.4	22.9	0.3	102.2
Gross profit	86.1	18.8	0.2	67.1
Gross margin	40.7%			39.6%
Operating expenses:
Selling and marketing	28.6	2.7	(0.1)	26.0
General administrative	20.6	6.5	0.2	13.9
Research and development	8.5	3.9	-	4.6
Total operating expenses	57.7	13.1	0.1	44.5

Income from operations	$28.4	$5.7	$0.1	$22.6

Revenue was $211.5 million, an increase of $42.2 million, or 24.9%, compared to revenue of $169.3 million for the First Half of Fiscal 2011. The increase was driven by a 36.8% higher beginning backlog, strong base-orders, and an estimated $0.5 million favorable impact of currency translation.

Gross profit was $86.1 million, an increase of $19.0 million, or 28.3%, compared to gross profit of $67.1 million for the First Half of Fiscal 2011. Gross profit as a percentage of revenue was 40.7%, an increase of 1.1 percentage points from 39.6% for the First Half of Fiscal 2011. This increase was primarily due to leverage on higher volume and improved productivity, as well as a favorable standard product mix.

Selling and marketing expense was $28.6 million, an increase of $2.6 million, or 10.0%, compared to $26.0 million for the First Half of Fiscal 2011. This increase was primarily due to increased compensation and benefits, including severance charges of $0.6 million, and $0.4 million higher bad debt expense. Selling and marketing expense as a percentage of revenue was 13.5% on higher volume, compared to 15.4% for the First Half of Fiscal 2011.

General and administrative expense was $20.6 million, an increase of $6.7 million, or 48.2%, compared to the First Half of Fiscal 2011. This increase is primarily driven by higher spending on strategic, productivity and compliance initiatives, increased compensation and benefits, and executive recruiting fees. General and administrative expense as a percentage of revenue was 9.7%, compared to 8.2% for the First Half of Fiscal 2011.

Index

Research and development expense was $8.5 million, an increase of $3.9 million, or 84.8%, compared to $4.6 million for the First Half of Fiscal 2011, due to a higher level of planned expenditures. As previously mentioned, $0.5 million and $1.6 million of costs associated with software development activities were capitalized in the First Half of Fiscal 2012 and 2011, respectively. Research and development expense as a percentage of revenue was 4.0%, compared to 2.7% for the First Half of Fiscal 2011.

Income from operations was $28.4 million, an increase of $5.8 million, or 25.7%, compared to income from operations of $22.6 million for the First Half of Fiscal 2011. The increase reflects higher revenue and gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 13.4%, compared to 13.3% for the First Half of Fiscal 2011.

Orders and Backlog

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended	Estimated		Six Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Orders	$49.8	$(0.4)	$(0.4)	$50.6

Orders totaled $49.8 million, a decrease of $0.8 million, or 1.6%, compared to orders of $50.6 million for the First Half of Fiscal 2011, primarily due to weaker global demand in the industrial wind, medical and food packaging markets, partially offset by higher demand in the mobile hydraulics market in the Americas. Additionally, currency translation unfavorably impacted orders by an estimated $0.4 million. The Sensors segment accounted for 18.4% of total Company orders, compared to 19.6% for the First Half of Fiscal 2011.

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2012 was $15.8 million, compared to $18.1 million at the end of the Second Quarter of Fiscal 2011.

Results of Operations

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

The following is a comparison of First Half of Fiscal 2012 and First Half of Fiscal 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended	Estimated		Six Fiscal Months Ended
	March 31,	Business	Currency	April 2,
	2012	Change	Translation	2011

Revenue	$51.2	$1.8	$(0.2)	$49.6
Cost of sales	22.2	1.1	-	21.1
Gross profit	29.0	0.7	(0.2)	28.5
Gross margin	56.7%			57.3%
Operating expenses:
Selling and marketing	7.6	(0.2)	-	7.8
General administrative	6.5	1.7	(0.1)	4.9
Research and development	2.6	0.5	-	2.1
Total operating expenses	16.7	2.0	(0.1)	14.8

Income from operations	$12.3	$(1.3)	$(0.1)	$13.7

Index

Revenue was $51.2 million, an increase of $1.6 million, or 3.2% compared to $49.6 million for the First Half of Fiscal 2011. This increase was primarily driven by a 4.7% higher beginning backlog and reflects increased volume in the Americas and Europe, partially offset by an estimated $0.2 million unfavorable impact of currency translation.

Gross profit was $29.0 million, an increase of $0.5 million, or 1.8%, compared to gross profit of $28.5 million for the First Half of Fiscal 2011. Gross profit as a percentage of revenue was 56.7%, a decrease of 0.6 percentage points from 57.3% for the First Half of Fiscal 2011, primarily due to unfavorable product mix resulting from a relatively higher proportion of sales in the Mobile Hydraulics market compared to the First Half of Fiscal 2011.

Selling and marketing expense was $7.6 million, a decrease of $0.2 million, or 2.6%, compared to $7.8 million for the First Half of Fiscal 2011. The decrease is primarily due to decreased expenditures on selling and marketing initiatives. Selling and marketing expense as a percentage of revenue was 14.8% on higher volume, compared to 15.7% for the First Half of Fiscal 2011.

General and administrative expense was $6.5 million, an increase of $1.6 million, or 32.7%, compared to $4.9 million for the First Half of Fiscal 2011. This increase was primarily driven by higher spending on strategic and compliance initiatives, as well as higher compensation and benefits. General and administrative expense as a percentage of revenue was 12.7%, compared to 9.9% for the First Half of Fiscal 2011.

Research and development expense was $2.6 million, an increase of $0.5 million, or 23.8% compared to $2.1 million for the First Half of Fiscal 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.1%, compared to 4.2% for the First Half of Fiscal 2011.

Income from operations was $12.3 million, a decrease of $1.4 million, or 10.2%, compared to income from operations of $13.7 million for the First Half of Fiscal 2011. This increase was primarily due to higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 24.0% compared to 27.6% for the First Half of Fiscal 2011.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $123.2 million at the end of the Second Quarter of Fiscal 2011. Of this amount, $59.9 million was located in North America, $44.7 million in Europe, and $18.6 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in Chinese Renminbi and Japanese Yen money market funds and bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2012, the Company held no short-term investments.

Total cash and cash equivalents increased $19.2 million in the First Half of Fiscal 2012, primarily due to earnings and proceeds from the exercise of stock options, partially offset by dividend payments, investment in property and equipment, employee incentives and related benefit payments. Total cash and cash equivalents increased $29.1 million in the First Half of Fiscal 2011, primarily due to earnings and proceeds from the exercise of stock options, partially offset by employee incentives and related benefit payments, dividend payments, and investment in property and equipment. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions. The Company's current credit facility matures in December 2012. Prior to its maturity, the Company plans on entering into a new financing arrangement that provides for a similar type of credit facility.

Index

Cash flows from operating activities provided cash totaling $19.6 million for the First Half of Fiscal 2012, compared to cash provided of $27.4 million for the First Half of Fiscal 2011. Cash provided for the First Half of Fiscal 2012 was primarily due to earnings, $9.2 million increased advance payments received from customers driven by higher orders, partially offset by $8.7 million increased accounts and unbilled receivables resulting from higher revenue volume and the general timing of billing and collections, $4.5 million increased inventories to support future revenue, and $6.7 million net employee incentives and related benefit payments. Cash provided for the First Half of Fiscal 2011 was primarily due to earnings, $9.3 million increased advance payments received from customers driven by higher custom orders, and $3.4 million increased accounts payable resulting from general timing of purchases and payments, partially offset by $8.5 million increased accounts and unbilled receivables resulting from higher revenue volume and the general timing of billing and collections, $8.5 million increased inventories to support future revenue, and $6.7 million net employee incentives and related benefit payments.

Cash flows from investing activities required the use of cash totaling $6.7 million for the First Half of Fiscal 2012, compared to the use of cash totaling $4.7 million for the First Half of Fiscal 2011, each of which reflects investment in property and equipment.

Cash flows from financing activities provided cash totaling $6.7 million for the First Half of Fiscal 2012, compared to cash provided totaling $4.6 million for the First Half of Fiscal 2011. The cash provided for the First Half of Fiscal 2012 was primarily due to $14.0 million received in connection with stock option exercises, partially offset by payment of cash dividends of $8.0 million. The cash provided for the First Half of Fiscal 2011 was primarily due to the $10.7 million received in connection with stock option exercises, partially offset by payment of cash dividends of $6.2 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2012, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company has three discrete reporting units, two of which are assigned goodwill. At March 31, 2012, one reporting unit in the Test segment was assigned $14.6 million of goodwill while another in the Sensors segment was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.6 million of goodwill exceeded its carrying value by approximately 13%. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at March 31, 2012 included $123.2 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.5 million for the six-fiscal month period ended March 31, 2012.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $11.7 million in revenue for the six-month fiscal period ended March 31, 2012.

At March 31, 2012, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.3 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Index

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1.  Legal Proceedings

Government Investigation
As previously reported by the Company, including in its 2011 Form 10-K, in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) began an investigation into the Company’s past disclosures on the Government’s Online Representations and Certifications Application (“ORCA Certification”) and later expanded the scope of its inquiries to include the Company’s ORCA Certifications and Government contracting compliance policies and general compliance record and practices in areas including export controls and government contracts. There were no material developments in the first six-months of the Company’s fiscal year 2012 related to this matter. For a more detailed discussion of this investigation by the DOC and USAO and related matters, please refer to Note 11 to Part I, Item 1. Financial Statements of this Form 10-Q.

Other Matters
As previously reported, the Company is investigating certain gift, travel, entertainment and other expenses that may have been improperly incurred in connection with some of the Company’s operations in the Asia Pacific region. The investigation has focused on possible violations of Company policy, corresponding internal control issues and any possible violations of applicable law, including the Foreign Corrupt Practices Act. Though the investigation is not complete, the Company has taken remedial actions, including changes to internal control procedures and removing certain persons formerly employed in its Korea office. The Company believes, however, that the amount of the expenses in question is not material to its reported consolidated financial statements. The Company has voluntarily disclosed this matter to the U.S. Department of Justice and the SEC. Additionally, the Company has disclosed this matter to the U.S. Air Force pursuant to its Administrative Agreement. The Company cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on its business prospects, financial condition, operating results or cash flows.

From time to time, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management currently believes the final resolution of legal matters outstanding as of March 31, 2012 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 6.  Exhibits

Exhibit Number	Description

10.1
Consulting Agreement, effective as of January 9, 2012, by and between MTS Systems Corporation and Kathleen M. Staby (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 10, 2012).

10.2
Letter Agreement, dated March 31, 2012, by and between MTS Systems Corporation and Jeffrey A. Graves (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Index

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

MTS SYSTEMS CORPORATION

Dated: May 3, 2012	/s/ WILLIAM V. MURRAY
William V. Murray
Interim Chief Executive Officer

Dated: May 3, 2012	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer

Index

EXHIBIT INDEX TO FORM 10-Q

10.1	Consulting Agreement, effective as of January 9, 2012, by and between MTS Systems Corporation and Kathleen M. Staby (incorporated by reference).

10.2	Letter Agreement, dated March 31, 2012, by and between MTS Systems Corporation and Jeffrey A. Graves (incorporated by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).