Form 10-Q
period 2012-06-30
MTS SYSTEMS CORP
filed 2012-08-02
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2012 was 16,109,170 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE FISCAL MONTHS ENDED JUNE 30, 2012

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	June 30, 2012	October 1, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$145,512	$104,095
Accounts receivable, net of allowances for doubtful accounts of $2,343 and $1,534, respectively	85,151	82,510
Unbilled accounts receivable	46,300	54,554
Inventories	65,570	65,987
Prepaid expenses and other current assets	7,730	4,354
Deferred income taxes	11,773	12,556
Total current assets	362,036	324,056

Property and equipment, net	60,125	56,252
Goodwill	16,061	16,027
Other intangible assets, net	23,847	25,843
Other assets	4,160	4,568
Deferred income taxes	901	1,113
Total Assets	$467,130	$427,859

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$40,239	$40,285
Accounts payable	29,365	27,794
Accrued payroll and related costs	31,308	33,577
Advance payments from customers	61,909	63,307
Accrued warranty costs	3,594	5,290
Accrued income taxes	5,083	5,453
Deferred income taxes	1,798	2,285
Other accrued liabilities	25,039	17,623
Total current liabilities	198,335	195,614

Deferred income taxes	8,946	9,190
Non-current accrued income taxes	3,901	5,106
Pension benefit plan obligation	2,936	2,691
Other long-term liabilities	3,973	4,410
Total Liabilities	218,091	217,011

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 16,052 and 15,632 shares issued and outstanding as of June 30, 2012 and October 1, 2011, respectively	4,013	3,908
Additional paid-in capital	22,362	5,319
Retained earnings	209,682	185,332
Accumulated other comprehensive income	12,982	16,289
Total Shareholders’ Investment	249,039	210,848
Total Liabilities and Shareholders’ Investment	$467,130	$427,859

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Product	$125,339	$100,363	$355,578	$287,293
Service	16,358	16,469	48,835	48,476
Total revenue	141,697	116,832	404,413	335,769
Cost of sales:
Product	69,831	58,368	201,351	165,697
Service	8,198	8,634	24,291	24,663
Total cost of sales	78,029	67,002	225,642	190,360
Gross profit	63,668	49,830	178,771	145,409

Operating expenses:
Selling and marketing	19,596	17,462	55,811	51,192
General and administrative	20,793	12,892	47,906	31,712
Research and development	5,097	3,852	16,124	10,538
Total operating expenses	45,486	34,206	119,841	93,442

Income from operations	18,182	15,624	58,930	51,967

Interest income (expense), net	264	(74)	(154)	(824)
Other income (expense), net	81	856	(341)	973

Income before income taxes	18,527	16,406	58,435	52,116
Provision for income taxes	8,918	5,453	22,130	16,066
Net income	$9,609	$10,953	$36,305	$36,050

Earnings per share:
Basic-
Earnings per share	$0.60	$0.70	$2.29	$2.34
Weighted average number of common shares outstanding - basic	16,048	15,570	15,878	15,435

Diluted-
Earnings per share	$0.59	$0.69	$2.26	$2.29
Weighted average number of common shares outstanding - diluted	16,197	15,789	16,045	15,718

Dividends declared per share	$0.25	$0.20	$0.75	$0.60

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011

Cash flows from operating activities:
Net income	$36,305	$36,050
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock-based compensation	2,429	2,225
Excess tax benefits for stock-based compensation	(676)	(306)
Net periodic pension benefit cost	503	541
Depreciation and amortization	9,865	9,650
Deferred income taxes	316	(36)
Bad debt provision	950	634

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	2,438	(29,696)
Inventories	(73)	(13,653)
Prepaid expenses	(1,655)	(380)
Accounts payable	1,753	7,137
Accrued payroll and related costs	(1,278)	(469)
Advance payments from customers	(1,475)	17,783
Accrued warranty costs	(1,587)	(1,877)
Other assets and liabilities	4,366	7,902
Net cash provided by operating activities	52,181	35,505

Cash flows from investing activities:
Purchases of property and equipment	(11,668)	(7,552)

Cash flows from financing activities:
Net (repayments) receipts under short-term borrowings	(40)	2
Excess tax benefits from stock-based compensation	676	306
Cash dividends	(11,950)	(9,300)
Proceeds from exercise of stock options and employee stock purchase plan	14,629	12,078
Payments to purchase and retire common stock	-	(9,711)
Net cash provided by (used in) financing activities	3,315	(6,625)

Effect of exchange rate on changes in cash	(2,411)	3,362
Net increase in cash and cash equivalents	41,417	24,690

Cash and cash equivalents, at beginning of period	104,095	76,611
Cash and cash equivalents, at end of period	$145,512	$101,301

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$781	$989
Income taxes	$25,449	$3,876
Non-cash financing activities:
Dividends declared not yet paid	$3,924	$-

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed with the SEC. Interim results of operations for the three and nine-fiscal month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 30, 2012 and October 1, 2011 were as follows:

	June 30, 2012	October 1, 2011
	(expressed in thousands)
Customer projects in various stages of completion	$18,662	$19,026
Components, assemblies and parts	46,908	46,961
Total	$65,570	$65,987

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-fiscal month periods ended June 30, 2012 and July 2, 2011 was $0.7 million and $0.4 million respectively. Amortization expense for software development costs for the nine-fiscal month periods ended June 30, 2012 and July 2, 2011 was $1.9 million and $1.1 million, respectively. See Note 2 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011 were as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands)
Beginning balance	$4,468	$6,371	$5,290	$7,505
Warranty provisions	416	557	1,899	2,043
Warranty claims	(1,204)	(1,507)	(3,787)	(4,437)
Adjustments to preexisting warranties	-	279	300	518
Currency translation	(86)	52	(108)	123
Ending balance	$3,594	$5,752	$3,594	$5,752

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

2. Capital Assets

Property and Equipment
Property and equipment at June 30, 2012 and October 1, 2011 consist of the following:

	June 30, 2012	October 1, 2011
	(expressed in thousands)
Land and improvements	$1,710	$1,713
Buildings and improvements	53,063	52,764
Machinery and equipment	114,740	108,143
Total	169,513	162,620
Less accumulated depreciation	(109,388)	(106,368)
Property and equipment, net	$60,125	$56,252

Goodwill

Goodwill at June 30, 2012 and October 1, 2011 was $16.1 million and $16.0 million, respectively. The increase in goodwill during the nine-fiscal month period ended June 30, 2012 was due to currency translation.

Other Intangible Assets
Other intangible assets at June 30, 2012 and October 1, 2011 consist of the following:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,848	$(5,433)	$10,415	5.7
Patents	9,963	(2,661)	7,302	15.3
Trademarks and trade names	5,959	(967)	4,992	30.2
Land-use rights	1,228	(90)	1,138	47.8
Total	$32,998	$(9,151)	$23,847	14.3

	October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,370	$(3,574)	$11,796	5.8
Patents	9,903	(2,114)	7,789	15.3
Trademarks and trade names	5,924	(815)	5,109	30.2
Non-compete agreements	2,596	(2,596)	-	3.0
Land-use rights	1,219	(70)	1,149	47.8
Total	$35,012	$(9,169)	$25,843	13.6

Amortization expense recognized during the three-fiscal month periods ended June 30, 2012 and July 2, 2011 was $0.9 million and $0.8 million, respectively. Amortization expense recognized during the nine-fiscal month periods ended June 30, 2012 and July 2, 2011 was $2.6 million and $2.4 million, respectively.

3. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and awards, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.3 million and 0.2 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-fiscal month periods ended June 30, 2012 and July 2, 2011, respectively. Stock options to acquire 0.4 million and 0.3 million weighted common shares have been excluded from diluted weighted shares outstanding for the nine-fiscal month periods ended June 30, 2012 and July 2, 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands, except per share data)

Net income	$9,609	$10,953	$36,305	$36,050
Weighted average common shares outstanding	16,048	15,570	15,878	15,435
Dilutive potential common shares	149	219	167	283
Total diluted weighted shares outstanding	16,197	15,789	16,045	15,718

Earnings per share:
Basic	$0.60	$0.70	$2.29	$2.34
Diluted	$0.59	$0.69	$2.26	$2.29

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

Financial information by reportable segment for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands)
Revenue by Segment:
Test	$116,338	$89,346	$327,879	$258,649
Sensors	25,359	27,486	76,534	77,120
Total revenue	$141,697	$116,832	$404,413	$335,769

Income from Operations by Segment:
Test	$13,674	$8,941	$42,141	$31,536
Sensors	4,508	6,683	16,789	20,431
Total income from operations	$18,182	$15,624	$58,930	$51,967

5. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of June 30, 2012, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the June 30, 2012 and October 1, 2011 Consolidated Balance Sheet as follows:

	June 30, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$795	$470
Interest rate swaps	-	98
Total designated hedge derivatives	795	568

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	134
Total hedge and other derivatives	$795	$702

	October 1, 2011
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$746	$1,041
Interest rate swaps	-	617
Total designated hedge derivatives	746	1,658

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	222	-
Total hedge and other derivatives	$968	$1,658

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

At June 30, 2012 and July 2, 2011, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $53.5 million and $34.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $43.6 million and $31.6 million at June 30, 2012 and July 2, 2011, respectively. At June 30, 2012 the net market value of the foreign currency exchange contracts was a net asset of $0.3 million, consisting of $0.8 million in assets and $0.5 million in liabilities. At July 2, 2011 the net market value of the foreign currency exchange contracts was a net liability of $1.3 million, consisting of $1.3 million in liabilities and less than $0.1 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 3, 2012	July 2, 2011	June 3, 2012	July 2, 2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(12)	$(635)	$(365)	$(384)
Net loss reclassified into Revenue (effective portion)	100	429	229	838
Net loss reclassified into Revenue upon the removal of a hedge designation on an underlying foreign currency transaction that was cancelled	-	4	-	11
Net gain (loss) recognized in OCI (effective portion)	498	(831)	722	(1,498)
Ending unrealized net gain (loss) in AOCI	$586	$(1,033)	$586	$(1,033)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011. At June 30, 2012 and July 2, 2011, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.2 million and a net loss of $0.7 million, respectively. The maximum remaining maturity of any forward or optional contract at June 30, 2012 and July 2, 2011 was 2.1 years and 3.1 years, respectively.

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

At June 30, 2012 and July 2, 2011 the Company had outstanding interest rate swaps with total notional amounts of $40.0 million and $24.0 million, respectively. Every month, the Company pays fixed interest on these interest rate swaps in exchange for interest received at monthly U.S. LIBOR. At June 30, 2012 and July 2, 2011, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.09% and 2.44%, respectively. At June 30, 2012 and July 2, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54% and 2.89%, respectively.

At July 2, 2011, the Company had outstanding forward interest rate swaps with a notional amount of $27.0 million to pay interest rates ranging from 1.02% to 1.08% in exchange for interest received at U.S. LIBOR.

The following table shows the contractual maturities of the interest rate hedging relationships at June 30, 2012:

Outstanding Interest Rate Swaps:

Start Date	End Date	Notional Amount	Reference Rate	Basis Spread
		(in millions)

July 25, 2008	July 25, 2012	$13.0	4.24%	0.45%
December 20, 2011	September 20, 2012	6.0	1.06%	0.45%
December 7, 2011	September 7, 2012	11.0	1.02%	0.45%
December 29, 2011	September 28, 2012	10.0	1.08%	0.45%
	Total	$40.0

The total market value of interest rate swaps at June 30, 2012 was a liability of $0.1 million. The total market value of interest rate swaps and forward interest rate swaps at July 2, 2011 was a liability of $0.8 million. The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for the three and nine-month fiscal periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(282)	$(950)	$(617)	$(1,406)
Net gain reclassified into Interest expense (effective portion)	186	222	545	739
Net loss recognized in OCI (effective portion)	(2)	(104)	(26)	(165)
Ending unrealized net loss in AOCI	$(98)	$(832)	$(98)	$(832)

At June 30, 2012 and July 2, 2011, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.1 million and $0.8 million, respectively. The maximum remaining maturity of any interest rate swap or forward interest rate swap at June 30, 2012 and July 2, 2011 was 0.2 years and 1.2 years, respectively.

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

At June 30, 2012 and July 2, 2011, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $50.1 million and $26.7 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at June 30, 2012 and July 2, 2011 was $15.1 million and $6.5 million, respectively. At June 30, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.1 million, consisting entirely of liabilities. At July 2, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million, consisting entirely of liabilities.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands)
Net gain (loss) recognized in Other income (expense), net	$29	$(192)	$228	$(692)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of June 30, 2012 and October 1, 2011, financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$795	$-	$795
Total assets	$-	$795	$-	$795

Liabilities:
Currency contracts(1)	$-	$604	$-	$604
Interest rate swaps(2)	-	98	-	98
Total liabilities	$-	$702	$-	$702

	October 1, 2011
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$968	$-	$968
Total assets	$-	$968	$-	$968

Liabilities:
Currency contracts(1)	$-	$1,041	$-	$1,041
Interest rate swaps(2)	-	617	-	617
Total liabilities	$-	$1,658	$-	$1,658

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

Comprehensive Income for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands)
Net income	$9,609	$10,953	$36,305	$36,050

Change in cumulative translation adjustment	(3,260)	2,395	(4,013)	5,183
Pension benefit plan adjustments	(330)	40	(217)	(524)
Change in unrealized loss on derivative instruments	491	(176)	923	(49)
Comprehensive income	$6,510	$13,212	$32,998	$40,660

8. Financing

Short-term borrowings at June 30, 2012 and October 1, 2011 consist of the following:

	June 30, 2012	October 1, 2011
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points (0.70% rate in effect at June 30, 2012), maturing July 2012, with optional month-to-month term renewal and loan repricing until December 2012	$40,000	$40,000
Notes payable, non-interest bearing	239	285
Total short-term borrowings	$40,239	$40,285

The Company’s credit facility provides for up to $75.0 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in December 2012. At June 30, 2012 and October 1, 2011, outstanding borrowings under the credit facility were $40.0 million. At June 30, 2012, the Company had outstanding letters of credit drawn from the credit facility totaling $10.0 million, leaving approximately $25.0 million of unused borrowing capacity. In order to mitigate its exposure to interest rate increases on certain of its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. At June 30, 2012 and October 1, 2011, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million and $24.0 million, respectively. At June 30, 2012 and October 1, 2011, under the terms of the credit facility borrowings and interest rate swap agreements, the effective weighted average interest rate applicable to outstanding credit facility borrowings was 2.09% and 2.47%, respectively. At June 30, 2012 and October 1, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54% and 2.92%, respectively. The Company intends to renew each of the applicable outstanding borrowings on the credit facility monthly throughout the entire term of the interest rate swap arrangement directly associated with the borrowing. Subsequent to June 30, 2012, the Company renewed each of the outstanding borrowings on the credit facility for an additional month. See Note 5 in the Condensed Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

9. Income Taxes

As of June 30, 2012, the Company’s liability for unrecognized tax benefits was $3.9 million, of which $0.5 million would favorably affect the Company’s effective tax rate if recognized. As of October 1, 2011, the Company’s liability for unrecognized tax benefits was $5.1 million, of which $1.5 million would favorably affect the Company’s effective tax rate if recognized. As of June 30, 2012, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

10. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011 included the following components:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(expressed in thousands)

Service cost	$101	$124	$312	$359
Interest cost	206	205	633	594
Expected return on plan assets	(163)	(181)	(501)	(526)
Net amortization and deferral	19	39	59	114
Net periodic benefit cost	$163	$187	$503	$541

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and nine-fiscal month periods ended June 30, 2012 and July 2, 2011 was 5.4% and 5.2%, respectively.

11. Legal Matters

As previously reported by the Company, including in its Annual Report on Form 10-K for the fiscal year ended October 1, 2011 (the “2011 Form 10-K”), in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) began an investigation into the Company’s past disclosures on the U.S. Government’s Online Representations and Certifications Application (“ORCA Certification”) and later expanded the scope of inquiry to include the Company’s government contracting compliance policies and general compliance record and practices in areas including export controls and government contracts.

During the third quarter of fiscal 2012, the Company began negotiations for settlement of the matter. On July 27, 2012, the Company reached an agreement in principle with the USAO, subject to the approval of the Department of Justice (“DOJ”), settling, for $7.8 million, the DOC and USAO’s investigation described above. If approved, the agreement would conclude the DOC and USAO investigation. In connection with the agreement in principle, the Company accrued a loss contingency equal to the settlement amount. The settlement is not final until approved by DOJ and until the Company and the USAO have signed the written settlement agreement. The Company expects the agreement in principle to be approved but there is no assurance that it will be and DOJ may reject it. If that were to occur, the Company will no longer have an agreement in principle and the DOC and USAO investigation would continue. In that event, the Company’s loss could exceed its accrual and the Company would be unable to determine the ultimate amount of any fines or penalties or additional costs, or predict with certainty the timeline for the resolution of the investigation.

The Company’s known external legal and consulting costs related to the investigation in the first nine months of fiscal 2012 and 2011 totaled $0.4 million and $4.0 million, respectively. The $7.8 million accrual is non-deductible for income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding financial projections made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates,” and similar expressions are used to identify these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our 2011 Form 10-K. Such important factors include:

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

In addition to the risk factors listed above, the Company’s business and results of operations may be adversely affected if the U.S. Department of Justice does not approve the Company’s agreement in principle with the U.S. Attorney’s Office for the District of Minnesota (“USAO”) settling the U.S. Department of Commerce (“DOC”) and USAO’s investigation into the Company’s past government contracting practices.

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

Summary of Financial Results

Three Fiscal Months Ended June 30, 2012 (“Third Quarter of Fiscal 2012”) Compared to Three Fiscal Months Ended July 2, 2011 (“Third Quarter of Fiscal 2011”)

Significant items for the Third Quarter of Fiscal 2012 compared to the Third Quarter of Fiscal 2011 include:

•

On July 27, 2012, the Company reached an agreement in principle with the USAO, subject to the approval of the Department of Justice (“DOJ”) settling for $7.8 million the DOC and USAO’s investigation into the Company’s past disclosures on its government certifications and its government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. If approved, the agreement would conclude the DOC and USAO investigation. In connection with the agreement in principle, the Company accrued a loss contingency equal to the settlement amount.

Further, the Company expects to incur additional General and Administrative expenses related to legal and consulting fees as part of the ongoing settlement discussions. If the settlement agreement is approved by the DOJ, additional legal and consulting fees are not expected to be material. The Company’s known external legal and consulting costs related to the investigation and settlement discussions in the third quarter of fiscal 2012 and 2011 totaled $0.1 million and $3.6 million, respectively. For a more detailed discussion of this investigation by the DOC and USAO and the agreement in principle, please refer to Note 11 of the Condensed Notes to Consolidated Financial Statements.

•

Orders decreased 1.0% to $148.0 million, including an estimated 4% unfavorable impact of currency translation, compared to $149.5 million for the Third Quarter of Fiscal 2011. Orders in the Third Quarter of Fiscal 2012 included two large (in excess of $5.0 million) Test segment orders totaling approximately $20 million, a decrease of $15 million compared to large Test segment orders in the Third Quarter of Fiscal 2011. Excluding the larger orders, base (less than $5.0 million) orders increased 11.8%, reflecting 19.4% growth in the Test segment, primarily in the Americas and Asia, partially offset by an 11.9% worldwide decline in the Sensors segment, of which an estimated 6% was driven by the unfavorable impact of currency translation.

•

Revenue increased 21.3% to $141.7 million, including an estimated 4% unfavorable impact of currency translation, compared to $116.8 million for the Third Quarter of Fiscal 2011. This increase was comprised of 30.2% growth in the Test Segment, resulting primarily from 17.7% higher beginning backlog as well as strong base order growth, partially offset by a 7.6% decline in Sensors, driven by an estimated 5% unfavorable impact of currency translation.

•

Income from operations increased 16.7% to $18.2 million, compared to $15.6 million for the Third Quarter of Fiscal 2011. This increase was primarily driven by higher gross profit from increased volume leverage and productivity improvements in the Test segment, net of $11.3 million higher operating expenses. The higher operating expense principally resulted from the $7.8 million accrual related to the previously mentioned U.S Government matter, continued investment in strategic and productivity initiatives, higher headcount to support selling and compliance efforts, as well as planned investments in research and development.

•

The effective tax rate for the Third Quarter of Fiscal 2012 was 48.1%, an increase of 14.9 percentage points compared to a tax rate of 33.2% for the Third Quarter of Fiscal 2011, driven by the previously mentioned $7.8 million accrual recognized in the quarter which is nondeductible for income tax purposes.

•

Earnings per diluted share decreased $0.10, or 14.5% to $0.59, compared to $0.69 for the Third Quarter of Fiscal 2011. The decrease was primarily driven by a higher effective tax rate as well as a $0.6 million increase in net losses on foreign currency transactions, partially offset by higher income from operations. The previously mentioned $7.8 million accrual recognized in the quarter negatively impacted earnings per diluted share by $0.48.

Nine Fiscal Months Ended June 30, 2012 (“First Nine Fiscal Months of 2012”) Compared to Nine Fiscal Months Ended July 2, 2011 (“First Nine Fiscal Months of 2011”)

Significant items for the First Nine Fiscal Months of 2012 compared to the First Nine Fiscal Months of 2011 include:

•

Orders increased 2.7% to $418.4 million, compared to $407.5 million for the First Nine Fiscal Months of 2011. Orders in the First Nine Fiscal Months of 2012 included three large Test segment orders totaling approximately $25 million, a decrease of $39 million compared to large Test segment order bookings in the First Nine Fiscal Months of 2011. Excluding the large orders, base orders increased 14.5%, reflecting 20.4% worldwide growth in the Test segment, partially offset by a 5.4% decline in the Sensors segment, of which an estimated 3% was driven by the unfavorable impact of currency translation.

•

Revenue increased 20.4% to $404.4 million, including an estimated 1% unfavorable impact of currency translation, compared to $335.8 million for the First Nine Fiscal Months of 2011. This increase was comprised of 26.7% growth in the Test Segment, resulting primarily from 36.8% higher beginning backlog as well as strong base order growth, partially offset by a 0.8% decline in Sensors, driven by an estimated 2% unfavorable impact of currency translation.

•

Income from operations increased 13.5% to $59.0 million, compared to $52.0 million for the First Nine Fiscal Months of 2011. This increase was primarily driven by higher gross profit from increased volume and improved productivity in the Test segment, net of $26.4 million higher operating expenses. The higher operating expenses principally resulted from continued investment in strategic and productivity initiatives, planned investments in research and development, higher headcount to support selling and compliance efforts, as well as the $7.8 million accrual related to the previously mentioned U.S Government matter.

•

The effective tax rate for the First Nine Fiscal Months of 2012 was 37.9%, an increase of 7.1 percentage points compared to a tax rate of 30.8% for the First Nine Fiscal Months of 2011. This increase was primarily driven by the previously mentioned $7.8 million accrual recognized in the First Nine Fiscal Months of 2012 which is nondeductible for income tax purposes, as well as the enactment of tax legislation in the First Quarter of Fiscal 2011 that extended the United States research and development credits and provided an additional tax benefit of $1.0 million in the First Nine Fiscal Months of 2011. This legislation expired as of the end of the First Quarter of Fiscal 2012.

•

Earnings per diluted share decreased $0.03, or 1.3%, to $2.26, compared to $2.29 for the First Nine Fiscal Months of 2011. The decrease was driven by a rise in the effective tax rate as well as a $1.2 million increase in net losses on foreign currency transactions, partially offset by higher income from operations. The previously mentioned $7.8 million accrual that was recognized in the First Nine Fiscal Months of 2012 negatively impacted earnings per diluted share by $0.48.

Detailed Financial Results

Total Company

Orders and Backlog

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 30, 2012			Three Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Orders	$148.0	$4.2	$(5.7)	$149.5

Orders totaled $148.0 million, a decrease of $1.5 million, or 1.0%, compared to orders of $149.5 million for the Third Quarter of Fiscal 2011, driven by an estimated $5.7 million unfavorable impact of currency translation. Orders in the Third Quarter of Fiscal 2012 included two large custom Test segment orders totaling approximately $20 million, a decrease of $15 million compared to large Test segment order bookings in the Third Quarter of Fiscal 2011. Excluding the large orders, base orders increased 11.8%, reflecting 18.9% growth in the Test segment, partially offset by an 11.9% decline in Sensors.

Backlog of undelivered orders at the end of the third quarter was $286.5 million, a decrease of 1.1% from backlog of $289.7 million at the end of the Third Quarter of Fiscal 2011. The decrease is driven by the cancellation of two custom Test segment orders totaling approximately $9 million that were booked in a previous fiscal year and were associated with a Test product line that was sold in the Second Quarter of Fiscal 2012. Prior to the cancellation of these orders, the Company’s fulfillment obligations were limited by stop work orders, both of which were issued to the Company by the customer in the Third Quarter of Fiscal 2010. During the Third Quarter of Fiscal 2012, the customer notified the Company that the unfulfilled portions of both of these orders had been terminated for convenience because the U.S. Government had terminated its underlying contracts with the customer. While the Company’s backlog is subject to order cancellations, the Company seldom experiences order cancellations larger than $1.0 million.

Results of Operations

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	June 30, 2012	July 2, 2011	Variance		% Variance
Revenue	$141.7	$116.8	$24.9		21.3%
Cost of sales	78.0	67.0	11.0		16.4%
Gross profit	63.7	49.8	13.9		27.9%
Gross margin	44.9%	42.7%	2.2	pts

Operating expenses:
Selling and marketing	19.6	17.4	2.2		12.6%
General administrative	20.8	12.9	7.9		61.2%
Research and development	5.1	3.9	1.2		30.8%
Total operating expenses	45.5	34.2	11.3		33.0%

Income from operations	18.2	15.6	2.6		16.7%

Interest income (expense), net	0.2	(0.1)	0.3		NM
Other income, net	0.1	0.9	(0.8)		-88.9%

Income before income taxes	18.5	16.4	2.1		12.8%
Income tax provision	8.9	5.4	3.5		64.8%
Net income	$9.6	$11.0	$(1.4)		-12.7%

Diluted earnings per share	$0.59	$0.69	$(0.10)		-14.5%

“NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 30, 2012			Three Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Revenue	$141.7	$29.5	$(4.6)	$116.8
Cost of sales	78.0	14.1	(3.1)	67.0
Gross profit	63.7	15.4	(1.5)	49.8
Gross margin	44.9%			42.7%

Operating expenses:
Selling and marketing	19.6	2.8	(0.6)	17.4
General administrative	20.8	8.1	(0.2)	12.9
Research and development	5.1	1.3	(0.1)	3.9
Total operating expenses	45.5	12.2	(0.9)	34.2

Income from operations	$18.2	$3.2	$(0.6)	$15.6

Revenue was $141.7 million, an increase of $24.9 million, or 21.3%, compared to revenue of $116.8 million for the Third Quarter of Fiscal 2011. The increase was driven by a 15.5% higher beginning backlog, as well as increased base order volume in the Test segment, partially offset by an estimated $4.6 million unfavorable impact of currency translation. Test segment revenue increased 30.2% to $116.3 million, while Sensors segment declined 7.6% to $25.4 million.

Gross profit was $63.7 million, an increase of $13.9 million, or 27.9%, compared to gross profit of $49.8 million for the Third Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 44.9%, an increase of 2.2 percentage points from 42.7% for the Third Quarter of Fiscal 2011. This increase was driven by leverage on higher volume and improved productivity, partially offset by the unfavorable impact of the increase in the proportion of Test segment revenue to total Company revenue.

Selling and marketing expense was $19.6 million, an increase of $2.2 million, or 12.6%, compared to $17.4 million for the Third Quarter of Fiscal 2011. This increase was primarily due to higher compensation and benefits driven by increased headcount, higher sales commissions, as well as a rise in travel and other discretionary expenses to support selling efforts. These increases were partially offset by an estimated $0.6 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 13.8% on higher volume, compared to 14.9% for the Third Quarter of Fiscal 2011.

General and administrative expense was $20.8 million, an increase of $7.9 million, or 61.2%, compared to $12.9 million for the Third Quarter of Fiscal 2011. This increase is primarily driven by the previously mentioned $7.8 million accrual related to the Company’s agreement in principle to settle the U.S Government investigation, continued investment in strategic, productivity and compliance initiatives, and increased compensation and benefits driven by a rise in headcount. General and administrative expense as a percentage of revenue was 14.7%, compared to 11.0% for the Third Quarter of Fiscal 2011.

Research and development expense was $5.1 million, an increase of $1.2 million, or 30.8%, compared to $3.9 million for the Third Quarter of Fiscal 2011, primarily due to a higher level of planned expenditures in both segments. In addition, during the Third Quarter of Fiscal 2011, the Company allocated certain of its Test segment resources towards capitalized software development activities. Total software development costs capitalized during the Third Quarter of Fiscal 2011 were $1.0 million. No software development costs were capitalized during the Third Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 3.6%, compared to 3.3% for the Third Quarter of Fiscal 2011.

Income from operations was $18.2 million, an increase of $2.6 million, or 16.7%, compared to $15.6 million for the Third Quarter of Fiscal 2011. This increase was primarily driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 12.8% on higher volume, compared to 13.4% for the Third Quarter of Fiscal 2011.

Interest income (expense), net was $0.2 million of interest income in the Third Quarter of Fiscal 2012 compared to $0.1 million of interest expense in the Third Quarter of Fiscal 2011. Net interest income in the Third Quarter of Fiscal 2012 was driven by a $0.3 million reduction in the accrued interest liability associated with the Company’s uncertain tax positions.

Other income, net was $0.1 million, a decrease of $0.8 million compared to $0.9 million for the Third Quarter of Fiscal 2011. This decrease was primarily due to $0.2 million of net losses on foreign currency transactions in the Third Quarter of Fiscal 2012 compared to $0.4 million of net gains on foreign currency transactions in the Third Quarter of Fiscal 2011.

Provision for income taxes totaled $8.9 million for the Third Quarter of Fiscal 2012, an increase of $3.5 million, or 64.8%, compared to $5.4 million for the Third Quarter of Fiscal 2011, primarily due to increased income before income taxes and a higher effective tax rate. The effective tax rate for the Third Quarter of Fiscal 2012 was 48.1%, an increase of 14.9 percentage points compared to a tax rate of 33.2% for the Third Quarter of Fiscal 2011. This increase was primarily due to recognition in the quarter of the previously mentioned $7.8 million accrual related to the U.S. Government matter.

Net income was $9.6 million, a decrease of $1.4 million, or 12.7%, compared to $11.0 million for the Third Quarter of Fiscal 2011. Earnings per diluted share decreased $0.10 to $0.59, compared to $0.69 for the Third Quarter of Fiscal 2011. This decrease was primarily driven by a higher effective tax rate as well as increased net losses on foreign currency transactions, partially offset by higher income from operations. The previously mentioned $7.8 million accrual recognized in the quarter negatively impacted earnings per diluted share by $0.48.

Segment Results

Test Segment

Orders and Backlog

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 30, 2012			Three Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Orders	$123.5	$5.9	$(4.1)	$121.7

Orders totaled $123.5 million, an increase of $1.8 million, or 1.5%, including an estimated 3.4% unfavorable impact of currency translation, compared to orders of $121.7 million for the Third Quarter of Fiscal 2011. Orders in the quarter include an estimated $4.1 million unfavorable impact of currency translation. The Third Quarter of Fiscal 2012 orders included two large orders in the structures market totaling approximately $20 million. The Third Quarter of Fiscal 2011 included three large orders in the structures market totaling approximately $35 million. Excluding the large orders, base orders increased 19.4% driven by increased volume in the Americas and Asia. The Test segment accounted for 83.5% of total Company orders, compared to 81.4% for the Third Quarter of Fiscal 2011.

Backlog of undelivered orders at the end of the quarter was $272.0 million, an increase of 0.4% compared to $270.8 million at the end of the Third Quarter of Fiscal 2011. As previously mentioned, backlog at the end of the quarter was unfavorably impacted by the cancellation of two custom orders totaling approximately $9 million.

Results of Operations

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 30, 2012			Three Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Revenue	$116.3	$30.1	$(3.1)	$89.3
Cost of sales	67.1	14.3	(2.5)	55.3
Gross profit	49.2	15.8	(0.6)	34.0
Gross margin	42.2%			38.1%

Operating expenses:
Selling and marketing	15.7	3.1	(0.4)	13.0
General administrative	16.1	6.7	-	9.4
Research and development	3.7	1.0	-	2.7
Total operating expenses	35.5	10.8	(0.4)	25.1

Income from operations	$13.7	$5.0	$(0.2)	$8.9

Revenue was $116.3 million, an increase of $27.0 million, or 30.2%, compared to revenue of $89.3 million for the Third Quarter of Fiscal 2011. The increase was driven by a 17.7% higher beginning backlog and strong base-order growth, partially offset by an estimated $3.1 million unfavorable impact of currency translation.

Gross profit was $49.2 million, an increase of $15.2 million, or 44.7%, compared to gross profit of $34.0 million for the Third Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 42.2%, an increase of 4.1 percentage points from 38.1% for the Third Quarter of Fiscal 2011, primarily from leverage on higher volume and improved productivity.

Selling and marketing expense was $15.7 million, an increase of $2.7 million, or 20.8%, compared to $13.0 million for the Third Quarter of Fiscal 2011. This increase was primarily due to higher compensation and benefits driven by increased headcount, higher sales commissions, an increase in travel and other discretionary expenses to support selling efforts, as well as increased investment in marketing initiatives, partially offset by a $0.4 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 13.5% on higher volume, compared to 14.6% for the Third Quarter of Fiscal 2011.

General and administrative expense was $16.1 million, an increase of $6.7 million, or 71.3%, compared to $9.4 million for the Third Quarter of Fiscal 2011. This increase is primarily driven by $6.1 million of the $7.8 million accrual related to the previously mentioned U.S. Government matter, higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits driven by increased headcount. Legal expenses for the Third Quarter of Fiscal 2012 included. General and administrative expense as a percentage of revenue was 13.8% on higher volume, compared to 10.5% for the Third Quarter of Fiscal 2011.

Research and development expense was $3.7 million, an increase of $1.0 million, or 37.0%, compared to $2.7 million for the Third Quarter of Fiscal 2011, due to a higher level of planned expenditures. As previously mentioned, $1.0 million of costs associated with software development activities were capitalized in the Third Quarter of Fiscal 2011 while no software development costs were capitalized during the Third Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 3.2%, compared to 3.0% for the Third Quarter of Fiscal 2011.

Income from operations was $13.7 million, an increase of $4.8 million, compared to income from operations of $8.9 million for the Third Quarter of Fiscal 2011. The increase reflects higher revenue and gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 11.8% for the Third Quarter of Fiscal 2012, compared to operating income as a percentage of revenue of 10.0% for the Third Quarter of Fiscal 2011.

Sensors Segment

Orders and Backlog

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 30, 2012			Three Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Orders	$24.5	$(1.7)	$(1.6)	$27.8

Orders totaled $24.5 million, a decrease of $3.3 million, or 11.9%, including an estimated 5.8% unfavorable impact of currency translation, compared to orders of $27.8 million for the Third Quarter of Fiscal 2011, primarily due to weaker demand in the Americas and Asia in the industrial and mobile hydraulics markets. The Sensors segment accounted for 16.5% of total Company orders, compared to 18.6% for the Third Quarter of Fiscal 2011.

Backlog of undelivered orders at the end of the quarter was $14.5 million, a decrease of 23.3% compared to backlog of $18.9 million at the end of the Third Quarter of Fiscal 2011.

Results of Operations

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following is a comparison of Third Quarter of Fiscal 2012 and Third Quarter of Fiscal 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 30, 2012			Three Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Revenue	$25.4	$(0.6)	$(1.5)	$27.5
Cost of sales	10.9	(0.2)	(0.6)	11.7
Gross profit	14.5	(0.4)	(0.9)	15.8
Gross margin	57.2%			57.4%
Operating expenses:
Selling and marketing	3.9	(0.3)	(0.2)	4.4
General administrative	4.7	1.4	(0.2)	3.5
Research and development	1.4	0.3	(0.1)	1.2
Total operating expenses	10.0	1.4	(0.5)	9.1

Income from operations	$4.5	$(1.8)	$(0.4)	$6.7

Revenue was $25.4 million, a decrease of $2.1 million, or 7.6%, compared to revenue of $27.5 million for the Third Quarter of Fiscal 2011. This increase was primarily driven by an estimated $1.5 million unfavorable impact of currency translation as well as decreased worldwide volume.

Gross profit was $14.5 million, a decrease of $1.3 million, or 8.2%, compared to gross profit of $15.8 million for the Third Quarter of Fiscal 2011. Gross profit as a percentage of revenue was 57.2%, relatively flat compared to 57.4% for the Third Quarter of Fiscal 2011.

Selling and marketing expense was $3.9 million, a decrease of $0.5 million, or 11.4%, compared to $4.4 million for the Third Quarter of Fiscal 2011. The decrease was driven by lower expenditures on marketing initiatives as well as an estimated $0.2 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 15.4%, compared to 16.0% for the Third Quarter of Fiscal 2011.

General and administrative expense was $4.7 million, an increase of $1.2 million, or 34.3%,compared to $3.5 million for the Third Quarter of Fiscal 2011, driven by $1.7 million of the $7.8 million accrual related to the previously mentioned U.S. Government matter, higher investment in strategic and compliance initiatives, as well as increased compensation and benefits, partially offset by an estimated $0.2 million favorable impact of currency translation. General and administrative expense as a percentage of revenue was 18.5%, compared to 12.7% for the Third Quarter of Fiscal 2011.

Research and development expense was $1.4 million, an increase of $0.2 million, or 16.7%, compared to $1.2 million for the Third Quarter of Fiscal 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.5%, compared to 4.4% for the Third Quarter of Fiscal 2011.

Income from operations was $4.5 million, a decrease of $2.2 million, compared to income from operations of $6.7 million for the Third Quarter of Fiscal 2011. This decrease was primarily driven by lower gross profit as well as increased operating expenses. Operating income as a percentage of revenue was 17.7% compared to 24.4% for the Third Quarter of Fiscal 2011.

Detailed Financial Results

Total Company

Orders and Backlog

First Nine Fiscal Months of 2012 Compared to First Nine Fiscal Months of 2011

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 orders, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal Months Ended June 30, 2012	Estimated		Nine Fiscal Months Ended July 2, 2011
		Business Change	Currency Translation

Orders	$418.4	$17.5	$(6.6)	$407.5

Orders totaled $418.4 million, an increase of $10.9 million, or 2.7%, including an estimated 1.6% unfavorable impact of currency translation, compared to orders of $407.5 million for the First Nine Fiscal Months of 2011. Orders in the First Nine Fiscal Months of 2012 included three large custom Test segment orders totaling approximately $25 million, a decrease of $39 million compared to large Test segment order bookings in the First Nine Fiscal Months of 2011. Excluding the large orders, base orders increased 14.5%, reflecting 20.4% worldwide growth in the Test segment, partially offset by a 5.4% decline in the Sensors segment.

Backlog of undelivered orders at the end of the First Nine Fiscal Months of 2012 was $286.5 million, a decrease of 1.1% compared to backlog of $289.7 million at the end of the First Nine Fiscal Months of 2011. As previously mentioned, backlog at the end of the First Nine Fiscal Months of 2012 was negatively impacted by the cancellation of two custom Test segment orders totaling approximately $9 million.

Results of Operations

First Nine Fiscal Months of 2012 Compared to First Nine Fiscal Months of 2011

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 statements of operations (in millions, except per share data):

	Nine Fiscal Months Ended
	June 30, 2012	July 2, 2011	Variance	% Variance
Revenue	$404.4	$335.8	$68.6	20.4%
Cost of sales	225.6	190.4	35.2	18.5%
Gross profit	178.8	145.4	33.4	23.0%
Gross margin	44.2%	43.3%	0.9	pts
Operating expenses:
Selling and marketing	55.8	51.2	4.6	9.0%
General administrative	47.9	31.7	16.2	51.1%
Research and development	16.1	10.5	5.6	53.3%
Total operating expenses	119.8	93.4	26.4	28.3%

Income from operations	59.0	52.0	7.0	13.5%

Interest expense, net	(0.2)	(0.8)	0.6	-75.0%
Other (expense) income, net	(0.4)	1.0	(1.4)	NM
Income before income taxes	58.4	52.2	6.2	11.9%
Income tax provision	22.1	16.1	6.0	37.3%
Net income	$36.3	$36.1	$0.2	0.6%
Diluted earnings per share	$2.26	$2.29	$(0.03)	-1.3%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal Months Ended June 30, 2012	Estimated		Nine Fiscal Months Ended July 2, 2011
		Business Change	Currency Translation
Revenue	$404.4	$72.9	$(4.3)	$335.8
Cost of sales	225.6	38.0	(2.8)	190.4
Gross profit	178.8	34.9	(1.5)	145.4
Gross margin	44.2%			43.3%
Operating expenses:
Selling and marketing	55.8	5.4	(0.8)	51.2
General administrative	47.9	16.3	(0.1)	31.7
Research and development	16.1	5.7	(0.1)	10.5
Total operating expenses	119.8	27.4	(1.0)	93.4

Income from operations	$59.0	$7.5	$(0.5)	$52.0

Revenue was $404.4 million, an increase of $68.6 million, or 20.4%, compared to revenue of $335.8 million for the First Nine Fiscal Months of 2011. This increase was driven by a 34.4% higher opening backlog as well as increased base-order volume in the Test segment, partially offset by an estimated $4.3 million unfavorable impact of currency translation.

Gross profit was $178.8 million, an increase of $33.4 million, or 23.0%, compared to gross profit of $145.4 million for the First Nine Fiscal Months of 2011. Gross profit as a percentage of revenue was 44.2%, an increase of 0.9 percentage points from 43.3% for the First Nine Fiscal Months of 2011. This increase was driven by leverage on higher volume and improved productivity, partially offset by the unfavorable impact of the increase in the proportion of Test segment revenue to total Company revenue.

Selling and marketing expense was $55.8 million, an increase of $4.6 million, or 9.0%, compared to $51.2 million for the First Nine Fiscal Months of 2011. This increase was primarily driven by higher compensation and benefits driven by increased headcount, higher sales commissions, as well as a rise in travel and other discretionary expenses to support selling efforts, partially offset by an estimated $0.8 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 13.8% on higher volume, compared to 15.2% for the First Nine Fiscal Months of 2011.

General and administrative expense was $47.9 million, an increase of $16.2 million, or 51.1%, compared to $31.7 million for the First Nine Fiscal Months of 2011. This increase is primarily driven by higher investment in strategic, productivity and compliance initiatives, increased compensation and benefits, and includes the previously mentioned $7.8 million accrual related to the Company’s agreement in principle to settle the U.S Government investigation. General and administrative expense as a percentage of revenue was 11.8%, compared to 9.4% for the First Nine Fiscal Months of 2011.

Research and development expense was $16.1 million, an increase of $5.6 million, or 53.3%, compared to $10.5 million for the First Nine Fiscal Months of 2011, driven by a higher level of planned expenditures in both segments. In addition, the Company allocated certain of its resources towards capitalized software development activities during both the First Nine Fiscal Months of 2012 and 2011. Total software development costs capitalized during the First Nine Fiscal Months of 2012 and 2011 were $0.5 million and $2.6 million, respectively. Research and development expense as a percentage of revenue was 4.0%, compared to 3.1% for the First Nine Fiscal Months of 2011.

Income from operations was $59.0 million, an increase of $7.0 million, or 13.5%, compared to income from operations of $52.0 million for the First Nine Fiscal Months of 2011. This increase was primarily driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 14.6% on higher volume, compared to 15.5% for the First Nine Fiscal Months of 2011.

Interest expense, net was $0.2 million, a decrease of $0.6 million compared to $0.8 million for the First Nine Fiscal Months of 2011. Interest expense declined $0.4 million due to lower interest rates incurred on short-term borrowings as well as a reduction in the accrued interest liability associated with the Company’s uncertain tax positions. Interest income increased $0.2 million primarily due to interest earned on higher average cash balances maintained in interest-bearing accounts.

Other (expense) income, net was $0.4 million of net other expense, a decrease of $1.4 million compared to $1.0 million of net other income for the First Nine Fiscal Months of 2011. This decrease was primarily due to $1.0 million of net losses on foreign currency transactions in the First Nine Fiscal Months of 2012 compared to $0.2 million of net gains on foreign currency transactions in the First Nine Fiscal Months 2011.

Provision for income taxes totaled $22.1 million for the First Nine Fiscal Months of 2012, an increase of $6.0 million, or 37.3%, compared to $16.1 million for the First Nine Fiscal Months of 2011 primarily due to increased income before income taxes and a higher effective tax rate. The effective tax rate for the First Nine Fiscal Months of 2012 was 37.9%, an increase of 7.1 percentage points compared to a tax rate of 30.8% for the First Nine Fiscal Months of 2011. This increase was primarily due to the recognition in the First Nine Fiscal Months of 2012 of the previously mentioned $7.8 million accrual related to the U.S. Government matter, as well as the enactment of legislation in the First Quarter of Fiscal 2011 that retroactively extended the United States research and development tax credits and provided a tax benefit of $1.0 million in the First Nine Fiscal Months of 2011. The United States research and development tax credit legislation expired as of the end of the First Quarter of Fiscal 2012.

Net income was $36.3 million, an increase of $0.2 million compared to $36.1 million for the First Nine Fiscal Months of 2011. Earnings per diluted share decreased $0.03 to $2.26, compared to $2.29 for the First Nine Fiscal Months of 2011. The decrease was primarily driven by a higher effective tax rate as well as increased net losses on foreign currency transactions, partially offset by higher income from operations. The previously mentioned $7.8 million accrual recognized in the First Nine Fiscal Months of Fiscal 2012 negatively impacted earnings per diluted share by $0.48.

Segment Results

Test Segment

Orders and Backlog

First Nine Fiscal Months of 2012 Compared to First Nine Fiscal Months of 2011

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 orders for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal Months Ended June 30, 2012			Nine Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Orders	$344.2	$19.7	$(4.6)	$329.1

Orders totaled $344.2 million, an increase of $15.1 million, or 4.6%, including an estimated 1.4% unfavorable impact of currency translation, compared to orders of $329.1 million for the First Nine Fiscal Months of 2011. First Nine Fiscal Months of 2012 orders included three large orders totaling approximately $25 million, of which $20 million was associated with the structures market and $5 million was associated with the ground vehicles market. First Nine Fiscal Months of 2011 orders included five large orders totaling approximately $64 million, of which $35 million was associated with the structures market and $29 million was associated with the ground vehicles market. Excluding the large orders, base orders increased 20.4%, reflecting strong growth in the ground vehicles, materials and structures markets. The Test segment accounted for 82.3% of total Company orders, compared to 80.8% for the First Nine Fiscal Months of 2011.

Backlog of undelivered orders at the end of the First Nine Fiscal Months of 2012 was $272.0 million, an increase of 0.4% compared to $270.8 million at the end of the First Nine Fiscal Months of 2011. As previously mentioned, backlog at the end of the First Nine Fiscal 2012 was negatively impacted by the cancellation of two custom orders totaling approximately $9 million.

Results of Operations

First Nine Fiscal Months of 2012 Compared to First Nine Fiscal Months of 2011

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 results of operations for the Test segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal Months Ended June 30, 2012			Nine Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Revenue	$327.9	$71.8	$(2.6)	$258.7
Cost of sales	192.6	37.1	(2.1)	157.6
Gross profit	135.3	34.7	(0.5)	101.1
Gross margin	41.3%			39.1%

Operating expenses:
Selling and marketing	44.3	5.9	(0.6)	39.0
General administrative	36.6	13.2	0.1	23.3
Research and development	12.2	5.0	-	7.2
Total operating expenses	93.1	24.1	(0.5)	69.5

Income from operations	$42.2	$10.6	$-	$31.6

Revenue was $327.9 million, an increase of $69.2 million, or 26.7%, compared to revenue of $258.7 million for the First Nine Fiscal Months of 2011. The increase was driven by 36.8% higher beginning backlog and strong base orders, partially offset by an estimated $2.6 million unfavorable impact of currency translation.

Gross profit was $135.3 million, an increase of $34.2 million, or 33.8%, compared to gross profit of $101.1 million for the First Nine Fiscal Months of 2011. Gross profit as a percentage of revenue was 41.3%, an increase of 2.2 percentage points from 39.1% for the First Nine Fiscal Months of 2011. This increase was primarily due to leverage on higher volume and improved productivity.

Selling and marketing expense was $44.3 million, an increase of $5.3 million, or 13.6%, compared to $39.0 million for the First Nine Fiscal Months of 2011. This increase was primarily due to higher compensation and benefits driven by increased headcount, higher sales commissions, a rise in travel and other discretionary expenses to support selling efforts, as well as increased investment in marketing initiatives, partially offset by a $0.6 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 13.5% on higher volume, compared to 15.1% for the First Nine Fiscal Months of 2011.

General and administrative expense was $36.6 million, an increase of $13.3 million, or 57.1%, compared to $23.3 million for the First Nine Fiscal Months of 2011. This increase is primarily driven by higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits driven by increased headcount, and includes $6.1 million of the $7.8 million accrual related to the previously mentioned U.S. Government matter. General and administrative expense as a percentage of revenue was 11.2%, compared to 9.0% for the First Nine Fiscal Months of 2011.

Research and development expense was $12.2 million, an increase of $5.0 million, or 69.4%, compared to $7.2 million for the First Nine Fiscal Months of 2011, due to a higher level of planned expenditures. As previously mentioned, $0.5 million and $2.6 million of costs associated with software development activities were capitalized in the First Nine Fiscal Months of 2012 and 2011, respectively. Research and development expense as a percentage of revenue was 3.7%, compared to 2.8% for the First Nine Fiscal Months of 2011.

Income from operations was $42.2 million, an increase of $10.6 million compared to income of $31.6 million for the First Nine Fiscal Months of 2011. The increase reflects higher revenue and gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 12.9%, compared to 12.2% for the First Nine Fiscal Months of 2011.

Sensors Segment

Orders and Backlog

First Nine Fiscal Months of 2012 Compared to First Nine Fiscal Months of 2011

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 orders for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal Months Ended June 30, 2012			Nine Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Orders	$74.2	$(2.2)	$(2.0)	$78.4

Orders totaled $74.2 million, a decrease of $4.2 million, or 5.4%, including an estimated 2.6% unfavorable impact of currency translation, compared to orders of $78.4 million for the First Nine Fiscal Months of 2011, primarily due to weaker global demand in the industrial and mobile hydraulics markets. The Sensors segment accounted for 17.7% of total Company orders, compared to 19.2% for the First Nine Fiscal Months of 2011.

Backlog of undelivered orders at the end of the First Nine Fiscal Months of 2012 was $14.5 million, a decrease of 23.3% compared to backlog of $18.9 million at the end of the First Nine Fiscal Months of 2011.

Results of Operations

First Nine Fiscal Months of 2012 Compared to First Nine Fiscal Months of 2011

The following is a comparison of First Nine Fiscal Months of 2012 and First Nine Fiscal Months of 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation (in millions):

	Nine Fiscal Months Ended June 30, 2012			Nine Fiscal Months Ended July 2, 2011
		Estimated
		Business Change	Currency Translation

Revenue	$76.5	$1.1	$(1.7)	$77.1
Cost of sales	33.0	0.9	(0.7)	32.8
Gross profit	43.5	0.2	(1.0)	44.3
Gross margin	56.9%			57.4%
Operating expenses:
Selling and marketing	11.5	(0.5)	(0.2)	12.2
General administrative	11.3	3.1	(0.2)	8.4
Research and development	3.9	0.7	(0.1)	3.3
Total operating expenses	26.7	3.3	(0.5)	23.9

Income from operations	$16.8	$(3.1)	$(0.5)	$20.4

Revenue was $76.5 million, a decrease of $0.6 million, or 0.8%, compared to $77.1 million for the First Nine Fiscal Months of 2011. This decrease was primarily driven by an estimated $1.7 million unfavorable impact of currency translation.

Gross profit was $43.5 million, a decrease of $0.8 million, or 1.8%, compared to gross profit of $44.3 million for the First Nine Fiscal Months of 2011. Gross profit as a percentage of revenue was 56.9%, a decrease of 0.5 percentage points from 57.4% for the First Nine Fiscal Months of 2011, primarily due to unfavorable product mix resulting from a relatively higher proportion of sales in the Mobile Hydraulics market compared to the First Nine Fiscal Months of 2011.

Selling and marketing expense was $11.5 million, a decrease of $0.7 million, or 5.7%, compared to $12.2 million for the First Nine Fiscal Months of 2011. The decrease was driven by lower expenditures on marketing initiatives as well as an estimated $0.2 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 15.0% compared to 15.8% for the First Nine Fiscal Months of 2011.

General and administrative expense was $11.3 million, an increase of $2.9 million, or 34.5%, compared to $8.4 million for the First Nine Fiscal Months of 2011. This increase was primarily driven by $1.7 million of the $7.8 million accrual related to the previously mentioned U.S. Government matter, higher spending on strategic and compliance initiatives, and increased compensation and benefits. General and administrative expense as a percentage of revenue was 14.8% compared to 10.9% for the First Nine Fiscal Months of 2011.

Research and development expense was $3.9 million, an increase of $0.6 million, or 18.2%, compared to $3.3 million for the First Nine Fiscal Months of 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.1% compared to 4.3% for the First Nine Fiscal Months of 2011.

Income from operations was $16.8 million, a decrease of $3.6 million compared to income from operations of $20.4 million for the First Nine Fiscal Months of 2011. This decrease was primarily due to lower gross profit and increased operating expenses. Operating income as a percentage of revenue was 22.0% compared to 26.5% for the First Nine Fiscal Months of 2011.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $145.5 million at the end of the Third Quarter of Fiscal 2012. Of this amount, $74.3 million was located in North America, $46.5 million in Europe, and $24.7 million in Asia. The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds and bank deposits. In Asia, the balances were primarily invested in Chinese Renminbi and Japanese Yen money market funds and bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2012, the Company held no short-term investments.

Total cash and cash equivalents increased $41.4 million in the First Nine Fiscal Months of 2012, primarily due to earnings and proceeds from the exercise of stock options, partially offset by dividend payments and investment in property and equipment. Total cash and cash equivalents increased $24.7 million in the First Nine Fiscal Months of 2011, primarily due to earnings and proceeds from the exercise of stock options, partially offset by increased working capital requirements, payment to settle an accelerated share purchase agreement, dividend payments, and investment in property and equipment. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, Company dividends and share purchases, as well as to fund strategic acquisitions. The Company’s current credit facility matures in December 2012. Prior to its maturity, the Company plans on entering into a new financing arrangement that provides for a similar type of credit facility.

Cash flows from operating activities provided cash totaling $52.2 million for the First Nine Fiscal Months of 2012, compared to cash provided of $35.5 million for the First Nine Fiscal Months of 2011. Cash provided for the First Nine Fiscal Months of 2012 was primarily due to earnings. Cash provided for the First Nine Fiscal Months of 2011 was primarily due to earnings, $7.1 million increased accounts payable resulting from general timing of purchases and payments, partially offset by $29.7 million increased accounts and unbilled receivables resulting from higher volume as well as the general timing of billing and collections, and $13.7 million increased inventories to support future revenue.

Cash flows from investing activities required the use of cash totaling $11.7 million for the First Nine Fiscal Months of 2012, compared to the use of cash totaling $7.6 million for the First Nine Fiscal Months of 2011, each of which reflects investment in property and equipment.

Cash flows from financing activities provided cash totaling $3.3 million for the First Nine Fiscal Months of 2012, compared to the use of cash totaling $6.6 million for the First Nine Fiscal Months of 2011. The cash provided for the First Nine Fiscal Months of 2012 was primarily due to $14.6 million received in connection with stock option exercises, partially offset by payment of cash dividends of $12.0 million. The cash usage for the First Nine Fiscal Months of 2011 was primarily due to the use of $9.6 million to settle an accelerated share purchase agreement that was initially entered into in during the fourth quarter of fiscal 2010, and payment of cash dividends of $9.3 million. These cash usages were partially offset by $12.1 million received in connection with stock option exercises.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2012, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company has three discrete reporting units, two of which are assigned goodwill. At June 30, 2012, one reporting unit was assigned $14.5 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.7 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.3 million of goodwill exceeded its carrying value by approximately 8 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Other Matters

The Company’s dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. The Company’s targeted dividend payout ratio over time is approximately 40% of net earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at June 30, 2012 included $145.5 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.9 million for the nine-fiscal month period ended June 30, 2012.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $18.5 million in revenue for the nine-fiscal month period ended June 30, 2012.

At June 30, 2012, the Company’s short-term borrowings outstanding consisted of $40.0 million utilization of the revolving credit facility and $0.2 million in non-interest bearing notes payable to vendors. This utilization of the credit facility involves interest payments calculated at a floating rate. In order to mitigate the Company’s exposure to interest rate increases, the Company has entered into floating to fixed interest rate swap agreements. The notes payable to vendors are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Government Investigation
As previously reported by the Company, in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) began an investigation into the Company’s past disclosures on the Government’s Online Representations and Certifications Application (“ORCA Certification”) and later expanded the scope of inquiry to include the Company’s government contracting compliance policies and general compliance record and practices in areas including export controls and government contracts. The Company reached an agreement in principle with USAO settling the above described matter which is subject to the approval of the U.S. Department of Justice. For a more detailed discussion of this investigation by the DOC and USAO and the agreement in principle, please refer to Note 11 of the Condensed Notes to Consolidated Financial Statements.

Other Matters
As previously reported, the Company is investigating certain gift, travel, entertainment and other expenses that may have been improperly incurred in connection with some of the Company’s operations in the Asia Pacific region. The investigation has focused on possible violations of Company policy, corresponding internal control issues and any possible violations of applicable law, including the Foreign Corrupt Practices Act. Although the investigation is not complete, the Company has taken remedial actions, including changes to internal control procedures and removing certain persons formerly employed in its Korea office. The Company believes, however, that the amount of the expenses in question is not material to its reported consolidated financial statements. The Company has voluntarily disclosed this matter to the U.S. Department of Justice and the SEC. Additionally, the Company has disclosed this matter to the U.S. Air Force pursuant to its Administrative Agreement. The Company cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on its business prospects, financial condition, operating results or cash flows.

From time to time, the Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management currently believes the final resolution of legal matters outstanding as of June 30, 2012 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 1A. Risk Factors

The Company supplements the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2011 as follows:

The Company’s business and results of operations may be affected if the agreement in principle to settle the investigation by the U.S. Government is not approved. The Company’s business and results of operations may be adversely affected if the Company’s agreement in principle with the U.S. Attorney’s Office for the District of Minnesota (“USAO”) to settle the U.S. Department of Commerce (“DOC”) and USAO’s investigation into the Company’s past government contracting practices is not approved by the U.S. Department of Justice. In the event the agreement in principle is not approved, significant additional management and financial resources could be required during the period of time necessary to resolve this matter. In addition, the Company could be required to pay damages or penalties or have remedies imposed upon it that extend beyond those included in the current agreement in principle.

Item 6. Exhibits

Exhibit Number	Description

10.1

Change in Control Agreement, dated May 7, 2012, by and between MTS Systems Corporation and Jeffrey A. Graves (incorporated by reference to form of agreement filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2012).

10.2

Severance agreement, dated May 7, 2012, by and between MTS Systems Corporation and Jeffrey A. Graves (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 9, 2012).

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

MTS SYSTEMS CORPORATION

Dated: August 2, 2012	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer

Dated: August 2, 2012	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q

10.1	Change in Control Agreement, dated May 7, 2012, by and between MTS Systems Corporation and Jeffrey A. Graves (incorporated by reference).

10.2	Severance agreement, dated May 7, 2012, by and between MTS Systems Corporation and Jeffrey A. Graves (incorporated by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (filed herewith).