Form 10-K
period 2012-09-29
MTS SYSTEMS CORP
filed 2012-11-28
CIK 68709

Annual Report on Form 10-K

For the Fiscal Year Ended September 29, 2012

MTS Systems Corporation

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2012
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $845,189,349.

As of November 23, 2012, the Registrant had outstanding 15,694,491 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 5, 2013 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Annual Report on Form 10-K

Item 1.	Business

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of high-performance test systems and position sensors. The Company’s operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities within their markets, products, operations and distribution. The Test and Sensors segments represent approximately 80% and 20% of Company revenue, respectively. The Company was incorporated under Minnesota law in 1966.

Products and Markets by Business Segment

Test Segment: The Test segment (“Test”) provides testing solutions including hardware, software and service. Products are used by customers in their development of new products to characterize the product’s mechanical properties. The Company’s products simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to reliance on full physical prototypes in real-world settings, proving ground testing and virtual testing because it provides more controlled simulation and accurate measurement. The need for mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Because a significant portion of all of the products in Test are considered by customers to be capital expenditures, the Company believes the timing of purchases may be impacted by interest rates, customer capital spending, and product development cycles.

A typical test system includes a reaction frame to hold the prototype specimen, a hydraulic pump or electro-mechanical power source, piston actuators to create the force or motion, and a computer controller with specialized software to coordinate the actuator movement and record and manipulate results. Lower force and less dynamic testing can usually be accomplished with electro-mechanical power sources, which are generally less expensive than hydraulic systems. Higher force and more dynamic testing typically requires hydraulically powered systems, which are usually more expensive. In addition to these basic components, Test sells a variety of accessories and spare parts, as well as services, including installation, calibration, maintenance, training and consulting.

Test has a diverse set of customers by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 30%, 30% and 40% of orders, respectively, based upon customer location.

Products and customers are grouped into the following three global markets:

•

Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Test systems are utilized in customer testing of vehicles, subsystems and components. MTS offering examples include:

	o	Road simulators for the purpose of durability simulation;
	o	Tire performance and rolling resistance measurement systems; and
	o	Moving road-plane systems and balances used for aerodynamic measurements in wind tunnels.

This is the largest Test market, representing approximately 45% of Test segment orders.

•

Materials: This market covers diverse industries such as power generation, aerospace, vehicles, and bio-medical. The Company’s products and services support customers in the research and development of products through the physical characterization of materials, such as ceramics, composites and steel. Bio-medical applications include systems to test durability and performance of implants, prostheses, and other medical and dental materials and devices. This global market represents approximately 30% of Test orders.

•

Structures: This market serves the structural testing needs in the fields of aerospace, wind energy, structural engineering, and petroleum, among others. The aerospace structural testing market consists of manufacturers of commercial, military, and private aircraft and their suppliers, who use the Company’s products, systems, and software to perform static and fatigue testing of aircraft and space vehicles. The wind energy market consists of wind turbine manufacturers and their component suppliers who use the Company’s products to reduce the cost and improve the reliability of blades, bearings, and entire wind turbines. Systems for structural engineering include high force static and dynamic testing, as well as seismic simulation tables used around the world to test the design of structures, such as bridges and buildings, and to help governments set building codes. Structural engineering customers include construction companies, government agencies, universities, and the manufacturers of building materials. This global market represents approximately 25% of Test orders.

Sensors Segment: The Sensors segment (“Sensors”) products are used by industrial machinery and mobile equipment manufacturers to automate the operation of their products for improved safety and end-user productivity. Examples of customer industries include manufacturers of plastic injection molding machines, steel mills, fluid power, oil and gas, medical, wood product processing equipment, mobile equipment, and energy. Sensors products are also used to measure fluid displacement, such as liquid levels for customers in the process industries.

Sensors manufactures products exclusively utilizing magnetostriction technology. MTS has developed a unique implementation of the technology, known as Temposonics ®. This technology offers high speed and precise non-contact position sensing and is ideal for use in harsh operating environments.

Sensors customers are also diverse by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 25%, 50% and 25% of orders, respectively, based upon customer location.

Financial and geographical information about the Company’s segments is included in Item 7 of this Annual Report on Form 10-K and Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test Segment: Test products are sold worldwide through a direct field sales and service organization, independent representatives and distributors, and to a much lesser extent, catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives and distributors are either compensated through commissions based upon orders or discounts off list pricing.

In addition to field sales and service personnel throughout the United States and China, Test has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Cirencester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, South Korea; and Shanghai and Shenzhen, China.

In fiscal 2012, product orders in Test ranged in value from a few hundred dollars to $20 million on an equivalent United States dollar basis. The average order size was approximately $150,000. Test also markets services to customers on a per-call and contract basis, accounting for virtually all of the Company’s Service Revenue in the Consolidated Statements of Income for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010. Service orders in fiscal 2012 ranged from $100 to over $2,000,000 on a United States dollar-equivalent basis.

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

Sensors Segment: Sensors products are sold worldwide through a direct sales organization as well as through independent distributors. The direct sales organization is compensated through salary and commissions based upon revenue. The independent distributors pay the Company a wholesale price and re-sell the product to their customers. Sensors products are sold at unit prices ranging from $25 to $10,000, with an average sales price of approximately $500 on a United States dollar-equivalent basis. While the average sales cycle for Sensors is approximately one to four weeks for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years depending on customer testing and specification requirements.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at the Company’s headquarters in Eden Prairie, Minnesota. The Company also operates manufacturing facilities in Shenzhen and Shanghai, China, which manufacture test systems serving the materials market. Some smaller system assembly is performed at Company locations in Berlin, Germany; Seoul, South Korea; and Shanghai, China. Installation of systems, training, service and consulting services are primarily delivered by Test at customer sites. The engineering and assembly cycle for a typical Test system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The engineering and assembly cycle for larger, more complex systems may be up to three years.

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

Sources and Availability of Raw Materials and Components

A significant portion of test systems and sensors products consist of materials and component parts purchased from independent vendors. The Company is dependent, in certain situations, on a limited number of vendors to provide raw materials and components, such as mechanical and electronic components. However, the Company has not experienced any recent issues in procuring certain materials, parts, or components needed in its engineering or production processes.

As Test generally sells products and services based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability. The material and component cost variability is considered in the estimation and customer negotiation process. The Company believes that fluctuations in the cost of raw materials and components have not had a significant impact on operating results during any of the fiscal years ended September 29, 2012, October 1, 2011, or October 2, 2010.

Patents and Trademarks

MTS specializes in the control and measurement of forces and motion. Technologies include precise actuation and measurement solutions, motion and force control, application expertise codified in user software and magnetostriction technology in the sensors market.

The Company relies on a combination of patents, copyrights, trademarks and proprietary trade secrets to protect its proprietary technology, some of which are material to the Test and Sensors segments. The Company has obtained numerous patents and trademarks worldwide, and actively files and renews patents and trademarks on a global basis to establish and protect its proprietary technology. The Company is also party to exclusive and non-exclusive license and confidentiality agreements relating to its own and third-party technologies. The Company aggressively protects certain of its processes, products, and strategies as proprietary trade secrets. The Company’s efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third-party patents and patent applications.

Seasonality

There is no significant seasonality to Test or Sensors segment revenue.

Working Capital

Neither Test nor Sensors has significant finished product inventory, but maintains inventories of materials and components to facilitate on-time product delivery. Test may have varying levels of work-in-process projects that are classified as inventory or unbilled receivables, depending upon the manufacturing cycle, timing of orders, project revenue recognition and shipments to customers.

In Test, payments are often received from customers upon order or at milestones during the fulfillment of the order, depending upon the size and customization of the system. These are recorded as Advance Payments from Customers on the Company’s Consolidated Balance Sheets and reduced as revenue is recognized. Conversely, if revenue is recognized on a project prior to customer billing, an Unbilled Accounts Receivable is recorded on the Company’s Consolidated Balance Sheets until the customer is billed. Upon billing, it is recorded as Accounts Receivable. Changes in the average size, payment terms and revenue recognition for orders in Test may have a significant impact on Accounts Receivable, Unbilled Accounts Receivable, Advance Payments from Customers and Inventory. It has not been the Company’s practice to provide rights of return for its products. Payment terms vary and are subject to negotiation.

Customers

The Company does not have a significant concentration of sales with any individual customer. Therefore, the loss of any one customer would not have a material impact on the Company.

Order Backlog

Most of the Company’s products are built to order. The Company’s backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $299 million, $289 million, and $215 million at September 29, 2012, October 1, 2011, and October 2, 2010, respectively. The majority of this backlog is related to Test. Based on anticipated manufacturing schedules, the Company estimates that approximately $259 million of the backlog at September 29, 2012 will be converted to revenue during fiscal 2013. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site for installation. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations. During fiscal year 2012, two custom orders in Test totaling approximately $9 million were cancelled. These orders were booked in a previous fiscal year and were associated with a Test product line that was sold during fiscal 2012. One custom order in Test totaling approximately $0.5 million and $4 million was cancelled during fiscal year 2011 and 2010, respectively. Each of these cancelled orders was booked in a previous fiscal year.

Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of the Company’s government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, the Company must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of the Company’s total revenue was approximately 3%, 4% and 7% for fiscal years 2012, 2011 and 2010, respectively.

Competition

Test: For relatively simple and inexpensive mechanical testing applications, customers may satisfy their needs internally by building their own test systems or using any of a number of the Company’s competitors who compete on price, performance, quality, and service. For larger and more complex mechanical test systems, Test competes directly with several companies throughout the world based upon customer value including application knowledge, engineering capabilities, technical features, price, quality and service.

Sensors: Sensors primarily competes on factors that include technical performance, price and service in new applications or in situations in which other position sensing technologies have been used. Competitors of Sensors are typically either larger companies that carry multiple sensor product lines or smaller, privately held companies throughout the world.

Research and Development

The Company invests in significant product, system, and software application development. The Company also occasionally contracts with its customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $21.9 million, $14.8 million and $14.9 million for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010, respectively. During the fiscal years 2012, 2011 and 2010, the Company allocated certain of its resources towards capitalized software development activities. Total software development costs capitalized during the fiscal years 2012, 2011 and 2010 were $0.5 million, $3.7 million and $3.6 million, respectively.

Environmental Matters

The Company believes its operations are in compliance with all applicable material environmental regulations within the jurisdictions in which it operates.

Employees

The Company had 2,147 employees as of September 29, 2012, including 1,157 employees located outside the United States.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the “Investor Relations” pages of the Company’s website, www.mts.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The MTS Systems Corporation Code of Business Conduct (the “Code”), any waivers from and amendments to the Code, and the Company’s Corporate Governance Guidelines, Articles of Incorporation and Bylaws, as well as the Charters for the Audit, Compensation, and Governance and Nominating Committees of the Company’s Board of Directors are also available free of charge on the “Investor Relations” pages at www.mts.com. The Company’s SEC filings are also available at the SEC online EDGAR database at www.sec.gov, as well as the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company’s business operations may be affected by government contracting risks. Government business is important to the Company. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of the Company’s total revenue was approximately 3%, 4% and 7% for fiscal years 2012, 2011 and 2010, respectively.

The Company must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting and result in administrative, civil or criminal penalties. Failure to comply could also have a material adverse effect on the Company’s reputation, its ability to secure future U.S. Government contracts and export control licenses, and its results of operations and financial condition. These laws and regulations also create compliance risks and affect how the Company does business with federal agency clients. U.S. Government contracts, as well as contracts with certain foreign governments with which we do business, are also subject to modification or termination by the government, either for the convenience of the government or for default as a result of the Company’s failure to perform under the applicable contract. Further, any investigation relating to, or suspension or debarment from, U.S. Government contracting could have a material impact on our results of operations as, during the duration of any suspension or debarment, the Company would be prohibited or otherwise limited in its ability to enter into prime contracts or subcontracts with U.S. Government agencies (to the extent that such contracts exceed $30,000), certain entities that receive U.S. Government funds or that are otherwise subject to the Federal Acquisition Regulation (FAR), and certain state government or commercial customers who decline to contract with suspended or debarred entities. A federal suspension could also impact the Company’s ability to obtain export control licenses, which have material importance to the Company’s business.

The Company’s business is significantly international in scope, which poses multiple risks. Sales outside of the United States, including export sales from U.S. business locations, accounted for approximately 75% of the Company’s revenue in fiscal 2012. Accordingly, the Company’s business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;
•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;
•	difficulty enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;
•	higher danger of terrorist activity, war or civil unrest, compared to domestic operations;
•	imposition of tariffs, exchange controls or other restrictions;
•	difficulty in staffing and managing global operations;
•	required compliance with a variety of foreign laws and regulations; and
•	changes in general economic and political conditions in countries where the Company operates, particularly in emerging markets.

Volatility in the global economy could adversely affect results. Long-term disruptions in the capital and credit markets would likely adversely affect the Company’s customers’ operations and financing of both the Company’s international and U.S. customers and could therefore result in a decrease in orders. In addition, during periods of economic uncertainty, the Company’s customers’ spending patterns and financing availability could be negatively impacted, reducing demand for the Company’s products and services.

The Company’s business is subject to strong competition. The Company’s products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, delivery, customer relationships, and after-market support. If the Company is not perceived as competitive in overall value as measured by these criteria, its customers would likely choose solutions offered by its competitors or developed internally.

The Company may not achieve its growth plans for the expansion of the business. In addition to market penetration, the Company’s long-term success depends on its ability to expand the business through (a) new product development, (b) mergers and acquisitions (c) geographic expansion, and/or (d) service offerings.

New product development and service offerings requires that the Company maintain its ability to improve existing products, continue to bring innovative products and services to market in a timely fashion and adapt products and services to the needs and standards of current and potential customers. The Company’s products and services may become less competitive or eclipsed by technologies to which the Company does not have access or which render its solutions obsolete.

Mergers and acquisitions will be accompanied by risks that may include:

•	difficulties identifying suitable acquisition candidates at acceptable costs;
•	unavailability of capital to conduct acquisitions;
•	failure to achieve the financial and strategic goals for the acquired and combined businesses;
•	difficulty assimilating the operations and personnel of the acquired businesses;
•	disruption of ongoing business and distraction of management from the ongoing business;
•	dilution of existing stockholders and earnings per share;
•	unanticipated, undisclosed or inaccurately assessed liabilities, legal risks and costs; and
•	difficulties retaining key vendors, customers or employees of the Company’s or the acquired business.

Acquisitions of businesses having a significant presence outside the U.S. will increase the Company’s exposure to the risks of international operations discussed in these Risk Factors.

Geographic expansion will be primarily outside of the U.S., and hence will be disproportionately subject to the risks of international operations discussed in these Risk Factors.

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

The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others. The Company has developed significant proprietary technology and other rights that are used in its businesses. The Company relies on trade secret, copyright, trademark and patent laws and contractual provisions to protect the Company’s intellectual property. While the Company takes enforcement of these rights seriously, other companies such as competitors or others in markets the Company does not participate in, may attempt to copy or use our intellectual property for their own benefit.

In addition, the intellectual property of others also has an impact on the Company’s ability to offer some of its products and services for specific uses or at competitive prices. Competitors’ patents or other intellectual property may limit the Company’s ability to offer products and services to its customers. Any infringement on the intellectual property rights of others could result in litigation and adversely affect the Company’s ability to continue to provide, or could increase the cost of providing, products and services.

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

The business could be adversely affected by product liability and commercial litigation. The Company’s products or services may be claimed to cause or contribute to personal injury or property damage to its customers’ facilities. Additionally, the Company is, at times, involved in commercial disputes with third parties, such as customers, vendors and others. The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve, may result in substantial liability to the Company, which liability and related costs and expenses may not be recoverable through insurance or other forms of reimbursement.

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

The backlog, sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated. Many of the Company’s products have a long sales, delivery and acceptance cycles. Events may cause recognition of orders, backlog and results of operations to be aberrant over shorter periods of time. These factors include the timing of individual large orders, design and manufacturing problems, capacity constraints, delays in product readiness, damage or delays in transit, problems in achieving technical performance requirements, and various customer-initiated delays. Any such delay may cause fluctuation in the Company’s reported periodic financial results.

The Company’s customers are in cyclical industries. For many of the Company’s products, orders are subject to customers’ procurement cycles and their willingness and ability to invest in capital, especially in the cyclical automotive, aircraft and machine tool industries. Any event that adversely impacts those customers’ new product development activities may reduce their demand for the Company’s products.

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

The Company may be required to recognize impairment charges for long-lived assets. As of September 29, 2012, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $101.0 million. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Company’s businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect results of operations in the periods recognized.

The Company will need to begin disclosing its use of “conflict minerals,” which will impose costs on the Company and could raise reputational and other risks. The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements will require due diligence efforts in fiscal year 2013 and thereafter, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s primary owned and leased facilities at September 29, 2012 were as follows:

Owned Property:

Location	Use of Facility	Square Footage
Eden Prairie, Minnesota, USA	Corporate headquarters and primary Test manufacturing and research	420,000
Cary, North Carolina, USA	Sensors manufacturing, research and North American sales and service administration	65,000
Berlin, Germany	Test manufacturing and European sales and service administration	80,000
Shenzhen, China	Test manufacturing, research and sales and service administration	75,000
Shanghai, China	Test manufacturing and sales and service administration	129,000

Leased Property:

Location	Use of Facility	Square Footage	Lease Expires
Chanhassen, Minnesota, USA	Test manufacturing	97,000	2014
Ludenscheid, Germany	Sensors headquarters, manufacturing, research and European sales and service administration	55,000	2017
Creteil, France	Test sales and service administration	16,000	2015
Tokyo, Japan	Test sales and service administration.	11,000	2013 - 2014
	Sensors manufacturing and Asia sales and service administration	13,000	2012 - 2015
Seoul, South Korea	Test sales, service administration and assembly	8,000	2014
Shanghai, China	Test sales, service administration and assembly	13,000	2015
Shenzhen, China	Test manufacturing, research and sales and service administration	13,000	2013
Berlin, Germany	Land under Berlin facility	97,000	2052
Shenzhen, China	Land under Shenzhen facility	155,000	2047
Shanghai, China	Land under Shanghai facility	161,000	2056

The Company also leases space in the United States, Europe and Asia for sales and service administration for Test, including locations in Michigan, France, United Kingdom, Sweden, Italy, and various other locations in the United States. Neither the amount of leased space nor the rental obligations in these locations are significant individually or in aggregate. Additional information relative to lease obligations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

The Company considers its current facilities adequate to support its operations during fiscal year 2013.

Item 3.	Legal Proceedings

The information required hereunder is incorporated by reference from Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s common stock are traded on the NASDAQ Global Select MarketSM under the symbol MTSC.

The following table sets forth the low and high share prices for the fiscal quarters indicated. *

Quarter Ended	Low	High
January 1, 2011	$30.33	$39.46
April 2, 2011	$35.89	$48.72
July 2, 2011	$37.48	$46.19
October 1, 2011	$28.00	$44.90
December 31, 2011	$29.48	$42.40
March 31, 2012	$41.37	$54.82
June 30, 2012	$36.85	$53.72
September 29, 2012	$37.50	$54.99

* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 23, 2012, there were 879 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter October 2, 2011- December 31, 2011	-	$-	-	2,641,272
Second Quarter January 1, 2012 - March 31, 2012	-	$-	-	2,641,272
Third Quarter April 1, 2012 - June 30, 2012	-	$-	-	2,641,272
Fourth Quarter Fiscal Month July 1, 2012 - August 4, 2012	-	$-	-	2,641,272
August 5, 2012 - September 1, 2012	-	$-	-	2,641,272
September 2, 2012 - September 29, 2012	533,028	$52.53	533,028	2,108,244
Fourth Quarter	533,028	$52.53	533,028	2,108,244

Fiscal Year 2012	533,028	$52.53	533,028	2,108,244

The Company purchases its common stock to mitigate dilution related to new shares issued as employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return capital not immediately required to fund ongoing operations to shareholders.

The Company’s Board of Directors approved, and on February 11, 2011, announced, a 2.0 million share purchase authorization. The Company’s Board of Directors also approved, and on August 20, 2007 announced, a 3.0 million share purchase authorization. Authority over pricing and timing under both authorizations has been delegated to management. The share purchase authorizations have no expiration date. There are approximately 2.1 million shares available for purchase under the existing authorizations.

On August 21, 2012, the Company’s Board of Directors authorized an accelerated share purchase program to acquire shares of the Company’s common stock up to an aggregate purchase price of $40 million. On September 7, 2012, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. In connection with the agreement, the Company made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of its common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of the Company’s initial payment to the investment bank was reported as a reduction in retained earnings. The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount. The agreement expires in the third quarter of fiscal year 2013; however the investment bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount.

Dividend Policy

The Company’s dividend policy is to maintain a payout ratio that allows dividends to increase as earnings per share increases over time, while sustaining dividends through economic cycles. The Company’s dividend practice is to target, over time, a payout ratio of approximately 30% of net earnings per share. During fiscal year 2012, the Company declared quarterly cash dividends ranging between $0.25 and $0.30 per share to holders of its common stock, which resulted in a payout ratio of approximately 26%. During fiscal year 2011, the Company declared quarterly cash dividends ranging between $0.20 and $0.25 per share to holders of its common stock which also resulted in a payout ratio of approximately 26%.

Debt Covenants

The Company’s unsecured credit facility includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 29, 2012 and October 1, 2011, the Company was in compliance with these financial covenants. Information on the Company’s debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Shareholder Return Performance

The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years. Assuming a $100 investment on September 29, 2007 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) that are traded on the NASDAQ, AMEX and NYSE exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED
	9/29/07	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12
MTS Systems Corporation	$100.00	$103.84	$70.46	$80.57	$80.11	$143.37
Russell 2000 Index	100.00	88.68	74.27	88.09	84.58	111.57
*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	84.78	74.37	95.41	90.87	114.19

Item 6.	Selected Financial Data

The table below provides selected historical financial data for the Company which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 and the balance sheet data at September 29, 2012 and October 1, 2011 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended October 3, 2009 and September 27, 2008 and the balance sheet data at October 2, 2010, October 3, 2009 and September 27, 2008 are derived from audited financial statements of the Company that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(September 29, 2012; October 1, 2011; October 2, 2010; October 3, 2009; September 27, 2008)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2012	2011	2010	2009[1]	2008
Operations
Revenue	$542,256	$467,368	$374,053	$408,881	$460,515
Gross profit	236,192	201,990	151,794	151,616	190,253
Gross profit as a % of revenue	43.6%	43.2%	40.6%	37.1%	41.3%
Research and development expense	$21,893	$14,785	$14,945	$16,322	$16,232
Research and development as a % of revenue	4.0%	3.2%	4.0%	4.0%	3.5%
Effective income tax rate	35.4%	30.5%	31.7%	27.2%	28.0%
Income before discontinued operations	$51,556	$50,942	$18,576	$17,394	$47,110
Net income	51,556	50,942	18,576	17,394	49,191
Net income as a % of revenue	9.5%	10.9%	5.0%	4.3%	10.7%
Diluted earnings per share of common stock before discontinued operations	$3.21	$3.24	$1.14	$1.03	$2.68
Diluted earnings per share of common stock	3.21	3.24	1.14	1.03	2.80
Weighted average dilutive shares outstanding during the year[2]	16,077	15,739	16,347	16,831	17,544
Net interest (expense) income	$(305)	$(915)	$(1,052)	$(916)	$2,950
Depreciation and amortization	13,782	12,894	12,751	12,132	9,207

Financial Position
Cash, cash equivalents and short-term investments	$79,852	$104,095	$76,611	$118,885	$114,099
Property and equipment, net	61,653	56,252	56,444	56,118	50,534
Total assets	409,438	427,859	346,405	386,914	399,157
Interest-bearing debt[3]	-	40,000	40,000	40,000	26,308
Total shareholders’ investment	226,719	210,848	166,106	203,965	204,942
Interest-bearing debt as a % of shareholders’ investment	0.0%	19.0%	24.1%	19.6%	12.8%
Return on equity[4]	24.5%	30.7%	9.1%	8.5%	24.8%
Return on invested capital[5]	25.1%	22.6%	8.7%	7.9%	22.2%

Other Statistics
Number of common shareholders of record at year-end[6]	881	926	981	1,010	1,043
Number of employees at year-end	2,147	2,003	1,948	2,015	1,660
Orders	$565,327	$540,023	$423,525	$340,839	$485,274
Backlog of orders at year-end	299,074	288,589	214,770	167,774	234,710
Dividends declared per share	1.05	0.85	0.60	0.60	0.60

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
[4] Calculated by dividing Income Before Discontinued Operations by beginning Shareholders’ Investment.

[5] The measure “Return on Invested Capital” (“ROIC”) is not a measure of performance presented in accordance with Generally Accepted Accounting Principles (GAAP). ROIC is calculated by dividing adjusted net income by average invested capital. Adjusted net income is calculated by excluding the cost related to the settlement of the U.S. Government investigation, after-tax interest expense and after-tax income from discontinued operations from reported net income. Average invested capital is defined as the aggregate of average interest bearing debt and average shareholder’s investment and is calculated as the sum of current and prior year ending amounts divided by two. Because the ratio is not prescribed or authorized by GAAP, the ROIC percentage is a non-GAAP financial measure. The Company believes ROIC is useful to investors as a measure of operating performance and of the effectiveness of the use of capital in its operations. The Company uses ROIC as one measure to monitor and evaluate operating performance relative to the invested capital of the Company. This measure should not be construed as an alternative to return on equity or any other measure determined in accordance with GAAP.

Reconciliation of the non-GAAP financial measure to the nearest GAAP measure:

	2012	2011	2010	2009	2008
	(expressed in thousands)
Net income	$51,556	$50,942	$18,576	$17,394	$49,191
Expense to settle U.S. Government investigation	7,750	-	-	-	-
After-tax interest expense	535	808	893	1,275	682
After-tax income from discontinued operations	-	-	-	-	(2,081)
Adjusted net income *	$59,841	$51,750	$19,469	$18,669	$47,792

Total beginning shareholders’ investment	$210,848	$166,106	$203,965	$204,942	$189,701
Total ending shareholders’ investment	226,719	210,848	166,106	203,965	204,942
Total beginning interest bearing debt	40,000	40,000	40,000	26,308	8,991
Total ending interest bearing debt	-	40,000	40,000	40,000	26,308
Sum of invested capital	$477,567	$456,954	$450,071	$475,215	$429,942
Average invested capital*	$238,784	$228,477	$225,036	$237,608	$214,971

Return on invested capital *	25.1%	22.6%	8.7%	7.9%	22.2%

* Denotes Non-GAAP financial measure

6 Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MTS Systems Corporation is a leading global supplier of high performance test systems and position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,147 employees and revenue of $542 million for the fiscal year ended September 29, 2012.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010 each consisted of 52 weeks.

Fiscal Year 2012 Compared to Fiscal Year 2011

Summary of Financial Results

Significant Items for fiscal year 2012 compared to fiscal year 2011 include:

•

Orders increased 4.7% to a record-high $565.3 million, compared to $540.0 million for fiscal year 2011. Orders in fiscal year 2012 included four large (in excess of $5.0 million) Test orders totaling approximately $46 million, a decrease of $18 million compared to large Test orders in fiscal year 2011. Excluding the large orders, base orders increased 9.1%, reflecting 13.3% global growth in Test, partially offset by a 5.9% decline in Sensors. Backlog of $299.1 million is a record high, an increase of approximately $10.5 million compared to backlog at the end of fiscal year 2011.

•

Revenue increased 16.0% to a record-high $542.3 million, compared to $467.4 million for fiscal year 2011. This increase was comprised of 21.5% growth in Test, resulting primarily from 36.8% higher beginning backlog as well as strong base order growth, partially offset by a 3.1% decline in Sensors which was driven by an unfavorable impact of currency translation.

•

Income from operations increased 10.0% to a record-high $80.5 million, compared to $73.2 million for fiscal year 2011. This increase was primarily driven by higher gross profit, reflecting leverage from higher volume and productivity improvements in Test, net of $26.9 million higher operating expenses. The higher operating expenses principally resulted from continued investment in strategic and productivity initiatives, including research and development, higher headcount to support selling and compliance efforts, as well as the $7.8 million settlement cost related to the settlement of the U.S Government matters. See below for additional information regarding the U.S. Government matters during the current fiscal year.

•	Operating activities generated a record-high cash flow of $65.0 million, driven by earnings and reduced working capital requirements.

•

As was previously disclosed, on August 30, 2012, the Company reached an agreement with the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”), settling for $7.8 million the DOC and USAO’s investigation into the Company’s past disclosures on its government certifications and its government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. For a more detailed discussion of the investigation by the DOC and USAO and the settlement agreement, please refer to Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Orders	$565.3	$35.3	$(10.0)	$540.0

Orders totaled $565.3 million, an increase of $25.3 million, or 4.7%, compared to orders of $540.0 million for fiscal year 2011. Fiscal year 2012 orders included $46 million of large Test orders, compared to $64 million in fiscal year 2011. Test orders increased $31.4 million to $468.0 million, driven by strong global base order growth, while Sensors orders decreased $6.1 million to $97.3 million, including an estimated $3.4 million unfavorable impact of currency translation.

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$153.4	$162.1	$(8.7)	-5.4%
Europe	170.8	183.2	(12.4)	-6.8%
Asia	241.1	194.7	46.4	23.8%
Total Orders	$565.3	$540.0	$25.3	4.7%

Backlog of undelivered orders at September 29, 2012 was a record-high $299.1 million, an increase of approximately $10.5 million, or 3.6%, compared to backlog of $288.6 million at October 1, 2011. The Company believes backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations. During fiscal 2012, two custom orders in Test totaling approximately $9 million were cancelled. These orders were booked in a previous fiscal year and were associated with a Test product line that was sold during fiscal 2012. During fiscal year 2011, one custom order in Test totaling approximately $0.5 million was cancelled. This order was booked in a previous fiscal year.

Results of Operations

The following is a comparison of fiscal year 2012 and fiscal year 2011 statements of operations (in millions, except per share data):

	2012	2011	Variance		% Variance
Revenue	$542.3	$467.4	$74.9		16.0%
Cost of sales	306.1	265.4	40.7		15.3%
Gross profit	236.2	202.0	34.2		16.9%
Gross margin	43.6%	43.2%	0.4	% pts

Operating expenses:
Selling and marketing	74.6	69.8	4.8		6.9%
General administrative	59.2	44.2	15.0		33.9%
Research and development	21.9	14.8	7.1		48.0%
Total operating expenses	155.7	128.8	26.9		20.9%
Income from operations	80.5	73.2	7.3		10.0%
Interest expense	(0.9)	(1.3)	0.4		-30.8%
Interest income	0.6	0.4	0.2		50.0%
Other (expense) income, net	(0.4)	1.0	(1.4)		NM

Income before income taxes	79.8	73.3	6.5		8.9%
Provision for income taxes	28.2	22.4	5.8		25.9%
Net income	$51.6	$50.9	$0.7		1.4%

Diluted earnings per share	$3.21	$3.24	$(0.03)		-0.9%

The following is a comparison of fiscal year 2012 and fiscal year 2011 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Revenue	$542.3	$83.4	$(8.5)	$467.4
Cost of sales	306.1	46.4	(5.7)	265.4
Gross profit	236.2	37.0	(2.8)	202.0
Gross margin	43.6%			43.2%

Operating expenses:
Selling and marketing	74.6	6.1	(1.3)	69.8
General administrative	59.2	15.3	(0.3)	44.2
Research and development	21.9	7.3	(0.2)	14.8
Total operating expenses	155.7	28.7	(1.8)	128.8
Income from operations	$80.5	$8.3	$(1.0)	$73.2

Revenue
Revenue was $542.3 million, an increase of $74.9 million, or 16.0%, compared to revenue of $467.4 million for fiscal year 2011. This increase was driven by 34.4% higher beginning backlog as well as strong standard short-cycle orders in Test, partially offset by a decline in Sensors resulting from an unfavorable impact of currency translation. Test revenue increased 21.5% to $442.0 million, while Sensors revenue decreased 3.1% to $100.3 million.

The following is a comparison of fiscal year 2012 and fiscal year 2011 revenue by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$169.5	$135.5	$34.0	25.1%
Europe	167.8	150.1	17.7	11.8%
Asia	205.0	181.8	23.2	12.8%
Total Revenue	$542.3	$467.4	$74.9	16.0%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross profit
Gross profit was $236.2 million, an increase of $34.2 million, or 16.9%, compared to gross profit of $202.0 million for fiscal year 2011. Gross profit as a percentage of revenue was 43.6%, an increase of 0.4 percentage points from 43.2% for fiscal year 2011. The increase reflects leverage on higher volume and improved productivity in Test, partially offset by the unfavorable impact of a higher proportion of Test revenue compared to total Company revenue.

Selling and Marketing Expense
Selling and marketing expense was $74.6 million, an increase of $4.8 million, or 6.9%, compared to $69.8 million for fiscal year 2011. This increase was primarily due to higher compensation and benefits driven by increased headcount, higher sales commissions, as well as higher travel and other discretionary expenses to support selling efforts. This was partially offset by an estimated $1.3 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 13.8% on higher volume, compared to 14.9% for fiscal year 2011.

General and Administrative Expense
General and administrative expense was $59.2 million, an increase of $15.0 million, or 33.9%, compared to $44.2 million for fiscal year 2011. This increase was primarily driven by higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits driven by increased headcount, and includes the previously mentioned $7.8 million settlement cost related to the settlement of the U.S. Government matters. General and administrative expense as a percentage of revenue was 10.9%, compared to 9.5% for fiscal year 2011.

Research and Development Expense
Research and development expense was $21.9 million, an increase of $7.1 million, or 48.0%, compared to $14.8 million for fiscal year 2011. Planned expenditures were higher in both segments. In addition, the Company allocated certain of its resources towards capitalized software development activities during fiscal year 2012 and 2011. Total software development costs capitalized during fiscal years 2012 and 2011 were $0.5 million and $3.7 million, respectively. Research and development expense as a percentage of revenue was 4.0%, compared to 3.2% for fiscal year 2011.

Income from Operations
Income from operations was $80.5 million, an increase of $7.3 million, or 10.0%, compared to income from operations of $73.2 million for fiscal year 2011. This increase was primarily driven by higher volume and gross profit rate, partially offset by increased operating expenses, including the previously mentioned $7.8 million U.S. Government settlement costs. Operating income as a percentage of revenue was 14.8%, compared to 15.7% for fiscal year 2011.

Historically, the Company’s operating costs have been impacted by a level of inflation ranging from -1% to 4%. The Company uses a number of strategies to mitigate the effects of cost inflation including cost productivity initiatives such as global procurement strategies, as well as price increases. However, if the Company’s operating costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs.

Interest Expense, net
Interest expense, net was $0.3 million, a decrease of $0.6 million, compared to $0.9 million for fiscal year 2011. Interest expense declined $0.4 million due to lower interest rates incurred on short-term borrowings as well as a reduction in the accrued interest liability associated with the Company’s uncertain tax positions. Interest income increased $0.2 million primarily due to interest earned on higher average cash balances maintained in interest-bearing accounts.

Other (Expense) Income, net
Other (expense) income, net was $0.4 million of net other expense, compared to $1.0 million of net other income in fiscal year 2011. The decrease was primarily due to $1.1 million of net losses on foreign currency transactions in fiscal year 2012 compared to $0.2 million of net gains on foreign currency transactions in fiscal year 2011.

Provision for Income Taxes
Provision for income taxes totaled $28.2 million, an increase of $5.8 million, compared to $22.4 million for the fiscal year 2011. This increase was primarily due to increased income before taxes as well as a higher effective tax rate. The effective tax rate for the fiscal year was 35.4%, an increase of 4.9 percentage points compared to 30.5% for fiscal year 2011. This increase was primarily driven by the previously mentioned settlement cost related to the U.S. Government matters, which is nondeductible for tax purposes, as well as a reduction in U.S. research and development tax credits. The enactment of legislation in the first quarter of fiscal year 2011 that retroactively extended the U.S. research and development tax credits provided a tax benefit of $1.0 million during fiscal year 2011. The U.S. research and development tax credit legislation expired as of the end of the first quarter of fiscal year 2012.

Net Income
Net income was $51.6 million, an increase of $0.7 million, compared to $50.9 million for fiscal year 2011. The increase was primarily driven by higher income from operations, partially offset by a higher effective tax rate and increased net losses on foreign currency transactions. Earnings per diluted share decreased $0.03 to $3.21, compared to $3.24 for fiscal year 2011. The decrease was primarily driven by the $0.48 per diluted share negative impact from the previously mentioned settlement cost related to the U.S. Government matters. Additionally, the increase in shares outstanding negatively impacted earnings per diluted share by $0.07.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders for Test, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Orders	$468.0	$38.0	$(6.6)	$436.6

Orders totaled $468.0 million, an increase of $31.4 million, or 7.2%, including an estimated 1.5% unfavorable impact of currency translation, compared to orders of $436.6 million for fiscal year 2011. Fiscal year 2012 orders included four large orders totaling approximately $46 million, of which $41 million was in the structures market and $5 million was in the ground vehicles market. Fiscal year 2011 orders included five large orders totaling approximately $64 million, of which $35 million was in the structures market and $29 million was in the ground vehicles market. Excluding the large orders, base orders increased 13.3%, reflecting strong growth in the ground vehicles, materials and structures markets. Test accounted for 82.8% of total Company orders, compared to 80.9% for fiscal year 2011.

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders for Test by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$127.4	$133.9	$(6.5)	-4.9%
Europe	121.9	132.0	(10.1)	-7.7%
Asia	218.7	170.7	48.0	28.1%
Total Orders	$468.0	$436.6	$31.4	7.2%

Backlog of undelivered orders at September 29, 2012 was $285.3 million, an increase of 5.2% from backlog of $271.2 million at October 1, 2011. As previously mentioned, backlog at the end of fiscal 2012 was negatively impacted by the cancellation of two custom orders totaling approximately $9 million. Also, as previously mentioned, backlog at the end of fiscal 2011 was negatively impacted by the cancellation of a custom order totaling approximately $0.5 million.

Results of Operations

The following is a comparison of fiscal year 2012 and fiscal year 2011 results of operations for Test separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Revenue	$442.0	$83.3	$(5.2)	$363.9
Cost of sales	262.1	45.0	(4.2)	221.3
Gross profit	179.9	38.3	(1.0)	142.6
Gross margin	40.7%			39.2%

Operating expenses:
Selling and marketing	59.6	6.6	(0.9)	53.9
General administrative	45.2	12.8	-	32.4
Research and development	16.8	6.7	-	10.1
Total operating expenses	121.6	26.1	(0.9)	96.4
Income from operations	$58.3	$12.2	$(0.1)	$46.2

Revenue
Revenue was $442.0 million, an increase of $78.1 million, or 21.5%, compared to revenue of $363.9 million for fiscal year 2011. The increase was primarily due to 36.8% higher beginning backlog and strong base order growth, partially offset by an estimated $5.2 million unfavorable impact of currency translation.

The following is a comparison of fiscal year 2012 and fiscal year 2011 revenue for Test by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$141.0	$108.2	$32.8	30.3%
Europe	119.1	98.6	20.5	20.8%
Asia	181.9	157.1	24.8	15.8%
Total Revenue	$442.0	$363.9	$78.1	21.5%

Gross Profit
Gross profit was $179.9 million, an increase of $37.3 million, or 26.2%, compared to gross profit of $142.6 million for fiscal year 2011. Gross profit as a percentage of revenue was 40.7%, an increase of 1.5 percentage points from 39.2% for fiscal year 2011. This increase was driven by leverage on higher volume and improved productivity.

Selling and Marketing Expense
Selling and marketing expense was $59.6 million, an increase of $5.7 million, or 10.6%, compared to $53.9 million for fiscal year 2011. This increase was primarily due to higher compensation and benefits driven by increased headcount, higher sales commissions, and higher travel and other discretionary expenses to support selling efforts. Also included was increased investment in marketing initiatives, partially offset by an estimated $0.9 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 13.5% on higher volume, compared to 14.8% for fiscal year 2011.

General and Administrative Expense
General and administrative expense was $45.2 million, an increase of $12.8 million, or 39.5%, compared to $32.4 million for fiscal year 2011. This increase was primarily driven by higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits driven by increased headcount. Also included was $6.1 million of the $7.8 million settlement costs related to the previously mentioned U.S. Government matters. General and administrative expense as a percentage of revenue was 10.2%, compared to 8.9% for fiscal year 2011.

Research and Development Expense
Research and development expense was $16.8 million, an increase of $6.7 million, or 66.3%, compared to $10.1 million for fiscal year 2011, due to a higher level of planned expenditures. As previously mentioned, $0.5 million and $3.7 million of costs associated with software development activities were capitalized in fiscal year 2012 and 2011, respectively. Research and development expense as a percentage of revenue was 3.8%, compared to 2.8% for fiscal year 2011.

Income from Operations
Income from operations was $58.3 million, an increase of $12.1 million, or 26.2%, compared to income from operations of $46.2 million for fiscal year 2011. This increase reflects higher revenue and gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 13.2%, compared to 12.7% for fiscal year 2011.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders for Sensors, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Orders	$97.3	$(2.7)	$(3.4)	$103.4

Orders totaled $97.3 million, a decrease of $6.1 million, or 5.9%, including an estimated 3.3% unfavorable impact of currency translation, compared to orders of $103.4 million for fiscal year 2011, primarily due to weaker global demand in the industrial market. Sensors accounted for 17.2% of total Company orders, compared to 19.1% for fiscal year 2011.

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders for Sensors by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$26.0	$28.2	$(2.2)	-7.8%
Europe	48.9	51.2	(2.3)	-4.5%
Asia	22.4	24.0	(1.6)	-6.7%
Total Orders	$97.3	$103.4	$(6.1)	-5.9%

Backlog of undelivered orders at September 29, 2012 was $13.8 million, a decrease of 20.7% from backlog of $17.4 million at October 1, 2011.

Results of Operations

The following is a comparison of fiscal year 2012 and fiscal year 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Revenue	$100.3	$0.1	$(3.3)	$103.5
Cost of sales	44.0	1.4	(1.5)	44.1
Gross profit	56.3	(1.3)	(1.8)	59.4
Gross margin	56.2%			57.4%

Operating expenses:
Selling and marketing	15.0	(0.5)	(0.4)	15.9
General administrative	14.0	2.5	(0.3)	11.8
Research and development	5.1	0.6	(0.2)	4.7
Total operating expenses	34.1	2.6	(0.9)	32.4
Income from operations	$22.2	$(3.9)	$(0.9)	$27.0

Revenue
Revenue was $100.3 million, a decrease of $3.2 million, or 3.1%, compared to revenue of $103.5 million for the fiscal year 2011. This decrease was primarily driven by an estimated $3.3 million unfavorable impact of currency translation.

The following is a comparison of fiscal year 2012 and fiscal year 2011 revenue for the Sensors segment by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$28.5	$27.3	$1.2	4.4%
Europe	48.7	51.5	(2.8)	-5.4%
Asia	23.1	24.7	(1.6)	-6.5%
Total Revenue	$100.3	$103.5	$(3.2)	-3.1%

Gross Profit
Gross profit was $56.3 million, a decrease of $3.1 million, or 5.2%, compared to gross profit of $59.4 million for fiscal year 2011. Gross profit as a percentage of revenue was 56.2%, a decrease of 1.2 percentage points from 57.4% for fiscal year 2011, primarily due to decreased leverage on lower volume.

Selling and Marketing Expense
Selling and marketing expense was $15.0 million, a decrease of $0.9 million, or 5.7%, compared to $15.9 million for fiscal year 2011. The decrease was driven by lower expenditures on marketing initiatives, as well as an estimated $0.4 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 15.0%, compared to 15.4% for fiscal year 2011.

General and Administrative Expense
General and administrative expense was $14.0 million, an increase of $2.2 million, or 18.6%, compared to $11.8 million for fiscal year 2011. This increase was primarily driven by $1.7 million of the $7.8 million settlement costs related to the previously mentioned U.S. Government matters, higher spending on strategic and compliance initiatives, and increased compensation and benefits. General and administrative expense as a percentage of revenue was 14.0%, compared to 11.4% for fiscal year 2011.

Research and Development Expense
Research and development expense was $5.1 million, an increase of $0.4 million, or 8.5%, compared to $4.7 million for fiscal year 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.1%, compared to 4.5% for fiscal year 2011.

Income from Operations
Income from operations was $22.2 million, a decrease of $4.8 million, or 17.8%, compared to income from operations of $27.0 million for fiscal year 2011, primarily due to lower gross profit and increased operating expenses. Operating income as a percentage of revenue was 22.1%, compared to 26.1% for fiscal year 2011.

Fiscal Year 2011 Compared to Fiscal Year 2010

Summary of Financial Results

Significant Items for fiscal year 2011 compared to fiscal year 2010 include:

•

Orders increased 27.5% to $540.0 million, compared to orders of $423.5 million for fiscal year 2010. The increase in orders represents worldwide growth of 28.1% and 24.9% in Test and Sensors, respectively, reflecting strong base-order expansion in both. The results included five large (in excess of $5.0 million) Test orders totaling approximately $64 million, an increase of $31 million compared to large Test orders in fiscal year 2010. Backlog of undelivered orders at October 1, 2011 was $287.4 million, an increase of 34.1% from backlog of $214.3 million at October 2, 2010.

•

Revenue increased 24.9% to $467.4 million, compared to revenue of $374.1 million for fiscal year 2010. This increase represents growth of 22.8% and 33.0% in Test and Sensors, respectively, both driven by higher beginning backlog and strong fiscal year orders.

•

Income from operations increased 158.7% to $73.2 million, compared to $28.3 million for fiscal year 2010. This increase was primarily driven by higher revenue and gross profit, net of $5.3 million increased operating expenses. Operating expenses in fiscal year 2011 included legal and consulting costs of $6.0 million related to investigations regarding U.S. Government matters. Operating expenses in fiscal year 2010 included a legal settlement charge of $6.3 million. As a percentage of revenue, operating expenses declined from 33.0% to 27.6%. See below for additional information regarding U.S. Government matters during fiscal year 2011.

•

Earnings per diluted share increased to $3.24, compared to $1.14 for the fiscal year 2010. In addition to the benefit of higher income from operations, the reduction in shares outstanding, resulting from the Company’s share purchases in the fourth quarter of fiscal year 2010, as well as a lower effective tax rate, positively impacted earnings per diluted share by $0.12 and $0.06, respectively.

•

Cash and cash equivalents at October 1, 2011 totaled $104.1 million, compared to $76.6 million at the end of fiscal year 2010. Cash flows from operations generated $43.0 million. During fiscal year 2011, the Company invested $10.1 million in capital expenditures, paid $9.6 million to settle an accelerated share repurchase agreement, and paid $9.3 million in dividends.

•

As was previously disclosed, in January 2011, the DOC and the USAO notified the Company that they were investigating why the Company had not disclosed, on the Government’s Online Representations and Certifications Application (“ORCA Certification”), that the Company had pled guilty in 2008 to two misdemeanors in regard to making false statements related to certain export matters in 2003. In July 2011, the USAO expanded the scope of its inquiry to include the Company’s general compliance record and practices in areas including export controls and government contracts. For a more detailed discussion of the investigation by the DOC and USAO and the settlement agreement entered into in August 2012 that concluded the investigation, please refer to Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Also as previously disclosed, in March 2011, the U.S. Department of the Air Force (the “Air Force”) issued a notice suspending the Company from all U.S. Government contracting and from directly or indirectly receiving the benefits of federal assistance programs, based on the factual and legal issues underlying the investigation; this suspension was lifted on September 19, 2011 in connection with the Company’s entry into an Administrative Agreement specifying certain ethics, compliance, reporting and monitoring obligations. During fiscal year 2011, the Company incurred $6.0 million of costs related to legal and consulting fees as part of the investigation, as well as increased compliance costs.

Detailed Financial Results

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders, separately identifying the estimated impact of currency translation:

		Estimated
	2011	Business Change	Currency Translation	2010
	(expressed in millions)
Orders	$540.0	$103.2	$13.3	$423.5

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

Backlog of undelivered orders at October 1, 2011 was $287.4 million, an increase of approximately $73.1 million, or 34.1%, compared to backlog of $214.3 million at October 2, 2010. The Company believes backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations. During fiscal year 2011 and 2010, one custom order in Test totaling approximately $0.5 million and $4 million, respectively, was cancelled. Each of these cancelled orders was booked in a previous fiscal year.

Results of Operations

The following is a comparison of fiscal year 2011 and fiscal year 2010 statements of operations (in millions, except per share data):

	2011	2010	Variance		% Variance
Revenue	$467.4	$374.1	$93.3		24.9%
Cost of sales	265.4	222.3	43.1		19.4%
Gross profit	202.0	151.8	50.2		33.1%
Gross margin	43.2%	40.6%	2.6	% pts

Operating expenses:
Selling and marketing	69.8	65.9	3.9		5.9%
General administrative	44.2	42.7	1.5		3.5%
Research and development	14.8	14.9	(0.1)		-0.7%
Total operating expenses	128.8	123.5	5.3		4.3%
Income from operations	73.2	28.3	44.9		158.7%
Interest expense	(1.3)	(1.4)	0.1		-7.1%
Interest income	0.4	0.4	-		0.0%
Other income (expense), net	1.0	(0.1)	1.1		NM

Income before income taxes	73.3	27.2	46.1		169.5%
Provision for income taxes	22.4	8.6	13.8		160.5%
Net income	$50.9	$18.6	$32.3		173.7%

Diluted earnings per share	$3.24	$1.14	$2.10		184.2%

The following is a comparison of fiscal year 2011 and fiscal year 2010 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
	2011	Business Change	Currency Translation	2010
	(expressed in millions)
Revenue	$467.4	$81.5	$11.8	$374.1
Cost of sales	265.4	35.8	7.3	222.3
Gross profit	202.0	45.7	4.5	151.8
Gross margin	43.2%			40.6%

Operating expenses:
Selling and marketing	69.8	2.5	1.4	65.9
General administrative	44.2	0.6	0.9	42.7
Research and development	14.8	(0.2)	0.1	14.9
Total operating expenses	128.8	2.9	2.4	123.5
Income from operations	$73.2	$42.8	$2.1	$28.3

Revenue
Revenue was $467.4 million, an increase of $93.3 million, or 24.9%, compared to revenue of $374.1 million for fiscal year 2010. This increase was primarily due to 27.8% higher opening backlog as well as increased order volume, and an estimated $11.8 million favorable impact of currency translation. Test revenue increased 22.8% to $363.9 million, while Sensors revenue increased 33.0% to $103.5 million.

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

General and Administrative Expense
General and administrative expense was $44.2 million, an increase of $1.5 million, or 3.5%, compared to $42.7 million for fiscal year 2010. This increase was primarily due to higher professional fees and other discretionary spending, and an estimated $0.9 million unfavorable impact of currency translation, partially offset by lower legal fees, as well as decreased salaries and benefits. Legal and consulting expenses for fiscal year 2011 included $6.0 million related to the previously mentioned U.S. Government matters, of which $4.7 million and $1.3 million was allocated to Test and Sensors, respectively. Legal expenses for fiscal year 2010 included $6.3 million of costs associated with a legal settlement. General and administrative expense as a percentage of revenue was 9.5% on higher volume, compared to 11.4% for fiscal year 2010.

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

Provision for Income Taxes
Provision for income taxes totaled $22.4 million, an increase of $13.8 million, compared to $8.6 million for fiscal year 2010. This increase was primarily due to increased income before taxes. The effective tax rate for fiscal year 2011 was 30.5%, a decrease of 1.2 percentage points compared to 31.7% for fiscal year 2010. The decrease in the effective tax rate was driven by the Company’s geographic mix of earnings, with foreign income generally taxed at lower rates than domestic income, as well as a $1.0 million tax benefit from the retroactive extension to fiscal year 2010 of United States research and development credits in fiscal year 2011. This decrease in the effective tax rate was partially offset by$0.8 million of tax benefits recognized in fiscal year 2010 upon the release of certain contingencies due to the lapse of statute of limitations, as well as the benefit of foreign tax credits associated with the cash repatriation of earnings.

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

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for Test, separately identifying the estimated impact of currency translation:

		Estimated
	2011	Business Change	Currency Translation	2010
	(expressed in millions)
Orders	$436.6	$86.2	$9.7	$340.7

Orders totaled $436.6 million, an increase of $95.9 million, or 28.1%, compared to orders of $340.7 million for fiscal year 2010, primarily due to increased demand across all geographies, particularly in the ground vehicle market, as well as an estimated $9.7 million favorable impact of currency translation. Fiscal year 2011 orders included five large orders totaling approximately $64 million, of which $35 million was associated with the structures market and $29 million was associated with the ground vehicles market. Fiscal year 2010 orders included four large custom orders totaling approximately $33 million, of which $26 million was associated with the structures market and $7 million was associated with the ground vehicles market. Test accounted for 80.9% of total Company orders, compared to 80.4% for fiscal year 2010.

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for Test by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$133.9	$120.0	$13.9	11.6%
Europe	132.0	93.5	38.5	41.2%
Asia	170.7	127.2	43.5	34.2%
Total Orders	$436.6	$340.7	$95.9	28.1%

Backlog of undelivered orders at October 1, 2011 was $271.2 million, an increase of 36.8% from backlog of $198.2 million at October 2, 2010. As previously mentioned, backlog at the end of fiscal 2011 and 2010 each was negatively impacted by the cancellation of a custom order totaling approximately $0.5 million and $4 million, respectively.

Results of Operations

The following is a comparison of fiscal year 2011 and fiscal year 2010 results of operations for Test, separately identifying the estimated impact of currency translation:

		Estimated
	2011	Business Change	Currency Translation	2010
	(expressed in millions)
Revenue	$363.9	$59.8	$7.8	$296.3
Cost of sales	221.3	27.8	5.7	187.8
Gross profit	142.6	32.0	2.1	108.5
Gross margin	39.2%			36.6%

Operating expenses:
Selling and marketing	53.9	1.0	0.9	52.0
General administrative	32.4	(2.2)	0.5	34.1
Research and development	10.1	(1.1)	-	11.2
Total operating expenses	96.4	(2.3)	1.4	97.3
Income from operations	$46.2	$34.3	$0.7	$11.2

Revenue
Revenue was $363.9 million, an increase of $67.6 million, or 22.8%, compared to revenue of $296.3 million for fiscal year 2010. The increase was primarily due to 26.7% higher opening backlog as well as increased order volume, and an estimated $7.8 million favorable impact of currency translation.

The following is a comparison of fiscal year 2011 and fiscal year 2010 revenue for Test by geography:

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

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for Sensors, separately identifying the estimated impact of currency translation:

		Estimated
	2011	Business Change	Currency Translation	2010
	(expressed in millions)
Orders	$103.4	$17.0	$3.6	$82.8

Orders totaled $103.4 million, an increase of $20.6 million, or 24.9%, compared to orders of $82.8 million for fiscal year 2010, primarily due to higher volume across all geographies, as well as an estimated $3.6 million favorable impact of currency translation. Sensors segment accounted for 19.1% of total Company orders, compared to 19.6% for fiscal year 2010.

The following is a comparison of fiscal year 2011 and fiscal year 2010 orders for Sensors by geography:

Geography	2011	2010	Variance	% Variance
	(expressed in millions)
Americas	$28.2	$23.5	$4.7	20.0%
Europe	51.2	38.3	12.9	33.7%
Asia	24.0	21.0	3.0	14.3%
Total Orders	$103.4	$82.8	$20.6	24.9%

Backlog of undelivered orders at October 1, 2011 was $16.2 million, flat compared to backlog at October 2, 2010.

Results of Operations

The following is a comparison of fiscal year 2011 and fiscal year 2010 results of operations for Sensors, separately identifying the estimated impact of currency translation:

		Estimated
	2011	Business Change	Currency Translation	2010
	(expressed in millions)
Revenue	$103.5	$21.7	$4.0	$77.8
Cost of sales	44.1	8.0	1.6	34.5
Gross profit	59.4	13.7	2.4	43.3
Gross margin	57.4%			55.7%

Operating expenses:
Selling and marketing	15.9	1.5	0.5	13.9
General administrative	11.8	2.8	0.4	8.6
Research and development	4.7	0.9	0.1	3.7
Total operating expenses	32.4	5.2	1.0	26.2
Income from operations	$27.0	$8.5	$1.4	$17.1

Revenue
Revenue was $103.5 million, an increase of $25.7 million, or 33.0%, compared to revenue of $77.8 million for fiscal year 2010. This increase was primarily driven by 43.0% higher opening backlog as well as increased worldwide order volume, and an estimated $4.0 million favorable impact of currency translation.

The following is a comparison of fiscal year 2011 and fiscal year 2010 revenue for Sensors by geography:

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

Cash Flow Comparison - Fiscal Years 2012, 2011 and 2010

Total cash and cash equivalents decreased $24.2 million during fiscal year 2012. This decrease was driven by the repayment of interest bearing debt of $40.0 million, purchases of the Company’s common stock of $35.3 million, dividend payments of $15.9 million, and investment in property and equipment of $15.6 million. These decreases were partially offset by earnings of $69.1 million and $17.9 million of proceeds from the exercise of stock options.

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

Cash flow from operating activities provided cash of $65.0 million during fiscal year 2012, compared to cash provided of $43.0 million and $33.2 million in fiscal year 2011 and 2010, respectively. Fiscal year 2012 cash flow from operating activities was primarily driven by earnings.

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

Cash flow from investing activities required the use of cash totaling $15.6 million during fiscal year 2012, compared to the use of cash totaling $10.1 million during fiscal year 2011, and $17.5 million use of cash during fiscal year 2010. The cash usage for fiscal years 2012 and 2011 both represent an investment in property and equipment.

During fiscal year 2010, the Company invested $11.2 million in property and equipment, and $6.3 million of deferred payments for the SANS acquisition.

Cash flow from financing activities required the use of cash of $72.5 million during fiscal year 2012, compared to $5.8 million and $49.2 million used in fiscal year 2011 and 2010, respectively. The cash usage for fiscal year 2012 was primarily due to $40.0 million repayment of all outstanding borrowings on the Company’s credit facility, purchases of the Company’s stock of $35.3 million, including purchases of stock related to stock-based compensation arrangements of $0.3 million, and payment of cash dividends of $15.9 million. These cash usages were partially offset by $17.9 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

During fiscal year 2011, the Company’s cash usage primarily resulted from the use of $9.6 million to settle an accelerated share purchase agreement that was initially entered into during the fourth quarter of fiscal year 2010, purchases of stock related to stock-based compensation arrangements of $0.3 million, and payment of cash dividends of $9.3 million. These cash usages were partially offset by $13.0 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan.

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

During fiscal year 2012, the Company made an initial payment of $35.0 million under an accelerated share purchase program and received an initial delivery of approximately 0.5 million shares of its common stock. Also during fiscal year 2012, the Company purchased less than 0.1 million shares of its common stock related to stock-based compensation arrangements for $0.3 million. During fiscal year 2011, the Company purchased less than 0.1 million shares of its common stock for $0.3 million. During fiscal year 2010, the Company purchased approximately 1.4 million shares of its common stock, of which 0.9 million shares were purchased under an accelerated share purchase program, for $38.2 million.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $79.9 million at September 29, 2012. Of this amount, approximately $16.3 million was located in North America, $41.8 million in Europe, and $21.8 million in Asia. Of the $63.6 million of cash located outside of North America, approximately $48.5 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in money market funds and bank deposits. In Europe, the balances were primarily invested in Euro money market funds, time deposits and bank deposits. In Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At September 29, 2012, the Company held no short-term investments.

At September 29, 2012, the Company’s capital structure was comprised of $0.2 million in short-term, non-interest-bearing debt and $226.7 million in Shareholders’ Investment. Total interest-bearing debt at October 1, 2011 was $40.0 million. On September 28, 2012, the Company entered into a credit agreement that provides for a five-year, $100 million senior unsecured revolving credit facility maturing September 28, 2017. This agreement replaces the $75 million senior unsecured credit facility that was scheduled to expire in December 2012. At September 29, 2012, the Company had no borrowings outstanding under the credit facility. Under the terms of the credit facility, the Company has agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 29, 2012, the Company was in compliance with these financial covenants.

Shareholders’ Investment increased by $15.9 million during fiscal year 2012, primarily due to higher net income of $51.6 million and $17.9 million received from stock option exercises and stock purchases under the Company’s employee stock purchase plan, partially offset by $35.3 million in purchases of the Company’s common stock and $16.8 million in dividends declared.

The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

At September 29, 2012, the Company’s contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$11,545	$4,581	$4,463	$1,397	$1,104
Other Long-Term Obligations(2)	13,236	1,280	3,089	1,599	7,268
Total	$24,781	$5,861	$7,552	$2,996	$8,372

(1)

Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. At September 29, 2012, the Company’s long-term liability for uncertain tax positions was $1.7 million.

(2)	Other long-term obligations include liabilities under pension and other retirement plans.

At September 29, 2012 the Company had letters of credit and guarantees outstanding totaling $19.1 million and $30.5 million, respectively, primarily to bond advance payments and performance related to customer contracts in Test. The Company’s operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2012, the Company did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company has three reporting units, two of which are assigned goodwill. At September 29, 2012, one reporting unit was assigned $14.7 million of goodwill while another was assigned $1.5 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At September 29, 2012, the estimated fair value of the reporting unit assigned $1.5 million of goodwill is substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.7 million of goodwill exceeds its carrying value by approximately 28%. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for the Company’s products or its operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. The Company’s use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of smoothing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended September 29, 2012 and October 1, 2011 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands, except per share data)
2012
Revenue	$133,697	$129,019	$141,697	$137,843	$542,256
Gross profit	58,713	56,390	63,668	57,421	236,192
Income before income taxes	23,320	16,588	18,527	21,345	79,780
Net income	$15,539	$11,157	$9,609	$15,251	$51,556
Earnings per share:
Basic	$0.99	$0.70	$0.60	$0.95	$3.24
Diluted	$0.98	$0.69	$0.60	$0.94	$3.21

2011
Revenue	$105,876	$113,061	$116,832	$131,599	$467,368
Gross profit	46,672	48,907	49,830	56,581	201,990
Income before income taxes	18,104	17,606	16,406	21,189	73,305
Net income	$13,289	$11,808	$10,953	$14,892	$50,942
Earnings per share:
Basic	$0.87	$0.77	$0.70	$0.95	$3.29
Diluted	$0.86	$0.75	$0.69	$0.94	$3.24

Forward Looking Statements
Statements contained in this Annual Report on Form 10-K including, but not limited to, the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk
Approximately 75% of the Company’s revenue has historically been derived from customers outside of the United States and about 60% of this revenue (approximately 45% of the Company’s total revenue) is denominated in currencies other than the U.S. dollar. The Company’s international subsidiaries have functional currencies other than the Company’s U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose the Company to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2012	2011	2010
	(expressed in thousands)
(Decrease) increase from currency translation on:
Orders	$(10,006)	$13,325	$3,430
Revenue	(8,453)	11,771	3,333
Net Income	$(697)	$1,433	$105

The estimated net effect of currency translation on orders, revenue, and net income was unfavorable in fiscal year 2012 in comparison to fiscal year 2011, primarily driven by the unfavorable translation impact associated with the relative strengthening in the value of the U.S. dollar against the Euro throughout fiscal year 2012 compared to fiscal year 2011. This was partially offset by a favorable translation impact associated with the relative weakening in the value of the U.S. dollar against the Japanese Yen and Chinese Yuan throughout fiscal year 2012 as compared to fiscal year 2011.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2012 revenue of approximately $24.7 million.

The Company has operational procedures to mitigate these non-functional currency exposures. The Company also utilizes foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in the Company’s currency hedging program, as well as on the translation of non-current assets and liabilities, are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. The Company recognizes gains and losses on fair value and cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income that the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $1.8 million in fiscal year 2012, net gain of $0.5 million in fiscal year 2011, and a net loss of $0.1 million in fiscal year 2010. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

At September 29, 2012, the Company had cash and cash equivalents of $79.9 million, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $1.2 million on an annualized basis.

The Company’s short-term borrowings outstanding at the end of fiscal year 2012 consisted of $0.2 million in non-interest bearing notes payable to vendors. At the end of fiscal year 2012, the Company had no outstanding floating rate debt.

A discount rate of 3.6% and an expected rate increase in future compensation levels of 3.0% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries. In addition, a 5.2% expected rate of return was used in the calculation of the plan assets associated with this defined benefit pension plan.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15 of this Annual Report on Form 10-K, and appearing on pages F-1 through F-32 of this report, are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 29, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal controls over financial reporting as of September 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, management concluded that the Company’s internal control over financial reporting is effective as of September 29, 2012.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of this audit, has issued its report, included in Item 8, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information with respect to the directors of the Company, the Company’s Code of Business Conduct, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the Company’s Audit Committee, including the Audit Committee financial experts, is incorporated herein by reference to the information set forth under the headings “Election of Directors” and “Other Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 5, 2013.

Executive Officers serve at the discretion of and are elected by the Company’s Board of Directors. Business experience of the Executive Officers over the last five years is as follows:

Officer	Business Experience	Age	Executive Officer Since

Jeffrey A. Graves, President and Chief Executive Officer	President and Chief Executive Officer since May 2012. President and Chief Executive Officer of C&D Technologies, Inc. from July 2005 to May 2012.	51	2012

Arthur R. Baker III, Senior Vice President, Test	Senior Vice President, Test since November 2011. Vice President and General Manager of the Test Segment during October 2011. Vice President of Engineering and Operations from May 2010 to September 2011. Vice President of Engineering from August 2005 to April 2010.	44	2011

Joachim Hellwig, Senior Vice President, Sensors	Senior Vice President, Sensors since November 2011. Vice President, Sensors from January 2003 to October 2011.	63	2003

Susan E. Knight, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since November 2011. Vice President and Chief Financial Officer from October 2001 to October 2011.	58	2001

Steven G. Mahon, Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	Senior Vice President, General Counsel and Chief Compliance Officer since October 2011; Corporate Secretary since August 2012. Vice President & Assistant General Counsel for Alliant Techsystems Inc. from January 2003 to September 2011.	51	2011

Kristin E. Trecker, Senior Vice President and Chief Human Resources Officer	Senior Vice President and Chief Human Resources Officer since August 2012. Vice President and Chief Human Resources Officer from February 2012 to August 2012. Senior Vice President of Human Resources for Lawson Software, Inc. from 2006 to July 2011.	47	2012

Mark D. Losee, Senior Vice President and Chief Information Officer	Senior Vice President and Chief Information Officer since September 2012. Director of IT from January 2012 to September 2012. Global Account Executive for Johnson Controls, Inc. from August 2009 to January 2012. Vice President, IT and Shared Services for Medtronic, Inc. for more than five years prior to his departure in August 2009.	55	2012

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information set forth under headings “Executive Compensation,” “Election of Directors,” and “Other Information – Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 5, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is incorporated herein by reference to the information set forth under the headings “Approval of Amendment to the MTS Systems Corporation 2011 Stock Incentive Plan” and “Other Information - Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 5, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information set forth under the headings “Election of Directors – Other Information Regarding the Board” and “Other Information – Related Party Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 5, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 5, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – September 29, 2012 and October 1, 2011

Consolidated Statements of Income for the Fiscal Years Ended
September 29, 2012, October 1, 2011 and October 2, 2010

Consolidated Statements of Shareholders’ Investment and Comprehensive
Income for the Fiscal Years Ended September 29, 2012,
October 1, 2011 and October 2, 2010

Consolidated Statements of Cash Flows for the Fiscal Years
Ended September 29, 2012, October 1, 2011 and October 2, 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3)	Exhibits:

Exhibit
Number	Description

3.a	Restated and Amended Articles of Incorporation (Filed herewith).

3.b	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.b of the Company’s Form 8-K Current Report filed on November 28, 2011.

10.a	Executive Variable Compensation Plan, incorporated herein by reference to Exhibit 5.02 of the Company’s Form 8-K Current Report filed on February 12, 2010.

10.b	2002 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.d of the Company’s Form 10-K filed for the fiscal year ended October 1, 2005.

10.c	2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on February 7, 2006.

10.d	2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement filed on February 9, 2011.

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

10.m

Form of Notice of Grant of Employee Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on June 29, 2009.

10.n

Uniform Terms and Conditions to Employee Restricted Stock Units under 2006 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Company’s Form 8-K Current Report filed on June 29, 2009.

10.o

Form of Notice of Grant and Terms and Conditions of Employee Options under 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.p

Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock Units under 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.q

Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock under 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.r

Form of Notice of Grant and Terms and Conditions of Restricted Stock for Directors under 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.s

Administrative Agreement, dated as of September 19, 2011, between the Company and the U.S. Department of the Air Force, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed September 20, 2011.

10.t	Severance Agreement, dated October 6, 2011, between the Company and Steven G. Mahon, incorporated by reference to Exhibit 10.y of the Company’s Form 10-K for the fiscal year ended October 1, 2011.

10.u

Change in Control Agreement, dated October 6, 2011, between the Company and Steven G. Mahon, incorporated by reference to Exhibit 10.z of the Company’s Form 10-K for the fiscal year ended October 1, 2011.

10.v

Interim Chief Executive Officer Bonus Award Agreement, dated November 22, 2011, between the Company and William V. Murray, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 28, 2011.

10.w	Change in Control Agreement dated November 22, 2011, between the Company and Arthur R. Baker, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 28, 2011.

10.x	Consulting Agreement, effective as of January 9, 2012, between the Company and Kathleen M. Staby, incorporated by reference to Exhibit 10 of the Company’s Form 8-K filed January 10, 2012.

10.y	Letter Agreement, dated as of March 31, 2012, between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 9, 2012.

10.z	Change in Control Agreement between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 9, 2012.

10.aa	Severance Agreement between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed April 9, 2012.

10.bb

Settlement Agreement, dated August 30, 2012, between the Company and the United States of America acting through the DOJ, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 30, 2012.

10.cc

Letter Agreement, dated September 7, 2012, Regarding Accelerated Share Repurchase Program between the Company and J.P. Morgan, as agent for JPMorgan Chase Bank, National Association, London Branch, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 10, 2012.

10.dd

Credit Agreement, dated September 28, 2012, among the Company, U.S. Bank National Association, HSBC Bank USA, National Association, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 4, 2012.

10.ee	Form of Change in Control Agreement (for executive officers of the Company) (Filed herewith).

10.ff	Severance Agreement, dated February 13, 2012, between the Company and Kristin Trecker (Filed herewith).

21.	Subsidiaries of the Company (Filed herewith).

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

		By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer

Date:	November 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ JEFFREY A. GRAVES	President and Chief Executive Officer	November 28, 2012
Jeffrey A. Graves

/s/ SUSAN E. KNIGHT	Chief Financial Officer	November 28, 2012
Susan E. Knight	and Senior Vice President

/s/ DAVID J. ANDERSON	Non- Executive	November 27, 2012
David J. Anderson	Chair of the Board

/s/ JEAN-LOU CHAMEAU	Director	November 27, 2012
Jean-Lou Chameau

/s/ BRENDAN C. HEGARTY	Director	November 27, 2012
Brendan C. Hegarty

/s/ EMILY M. LIGGETT	Director	November 27, 2012
Emily M. Liggett

s/ WILLIAM V. MURRAY	Director	November 27, 2012
William V. Murray

/s/ BARB J. SAMARDZICH	Director	November 27, 2012
Barb J. Samardzich

/s/ GAIL P. STEINEL	Director	November 27, 2012
Gail P. Steinel

MTS Systems Corporation and Subsidiaries

Index to Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – September 29, 2012 and October 1, 2011	F-3

Consolidated Statements of Income for the Fiscal Years Ended September 29, 2012, October 1, 2011, and October 2, 2010	F-4

Consolidated Statements of Shareholders’ Investment and Comprehensive Income for the Fiscal Years Ended September 29, 2012, October 1, 2011 and October 2, 2010	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 29, 2012, October 1, 2011 and October 2, 2010	F-6

Notes to Consolidated Financial Statements	F-7 through F-32

Financial Statement Schedule

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts	F-33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 29, 2012, and October 1, 2011, and the related consolidated statements of income, shareholders’ investment and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended September 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited MTS Systems Corporation and subsidiaries’ internal control over financial reporting as of September 29, 2012, based on criteria established in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. MTS Systems Corporation and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 29, 2012 and October 1, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.”

/s/ KPMG LLP

Minneapolis, Minnesota
November 28, 2012

Consolidated Balance Sheets
(September 29 and October 1, respectively)

Assets	2012	2011
	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$79,852	$104,095
Accounts receivable, net of allowance for doubtful accounts of $2,247 and $1,534 respectively	84,119	82,510
Unbilled accounts receivable	51,306	54,554
Inventories	67,979	65,987
Prepaid expenses and other current assets	6,982	4,354
Deferred income taxes	10,665	12,556
Total current assets	300,903	324,056
Property and equipment, net	61,653	56,252
Goodwill	16,239	16,027
Other intangibles, net	23,077	25,843
Other assets	4,696	4,568
Deferred income taxes	2,870	1,113
Total assets	$409,438	$427,859

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$230	$40,285
Accounts payable	33,744	27,794
Accrued payroll and related costs	30,731	33,577
Advance payments from customers	65,833	63,307
Accrued warranty costs	3,984	5,290
Accrued income taxes	3,510	5,453
Deferred income taxes	2,627	2,285
Other accrued liabilities	19,573	17,623
Total current liabilities	160,232	195,614
Deferred income taxes	8,671	9,190
Non-current accrued income taxes	1,666	5,106
Pension benefit plan obligation	7,761	2,691
Other long-term liabilities	4,389	4,410
Total liabilities	182,719	217,011

Shareholders’ Investment:
Common stock, 25¢ par value; 64,000 shares authorized: 15,640 and 15,632 shares issued and outstanding as of September 29, 2012 and October 1, 2011, respectively	3,910	3,908
Additional paid-in capital	652	5,319
Retained earnings	211,256	185,332
Accumulated other comprehensive income	10,901	16,289
Total shareholders’ investment	226,719	210,848
Total liabilities and shareholders’ investment	$409,438	$427,859
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
For the Fiscal Years Ended September 29, October 1 and October 2, respectively

	2012	2011	2010
	(expressed in thousands, except per share data)

Revenue:
Product	$476,306	$400,840	$315,691
Service	65,950	66,528	58,362
Total Revenue	542,256	467,368	374,053
Cost of Sales:
Product	272,706	231,040	192,454
Service	33,358	34,338	29,805
Total Cost of Sales	306,064	265,378	222,259
Gross Profit	236,192	201,990	151,794
Operating Expenses:
Selling and marketing	74,637	69,781	65,841
General and administrative	59,151	44,230	42,663
Research and development	21,893	14,785	14,945
Total Operating Expenses	155,681	128,796	123,449
Income From Operations	80,511	73,194	28,345
Interest expense	(849)	(1,283)	(1,418)
Interest income	544	368	366
Other (expense) income, net	(426)	1,026	(81)
Income Before Income Taxes	79,780	73,305	27,212
Provision for income taxes	28,224	22,363	8,636
Net Income	$51,556	$50,942	$18,576
Earnings Per Share
Basic	$3.24	$3.29	$1.14
Diluted	$3.21	$3.24	$1.14

Dividends declared per share	$1.05	$0.85	$0.60
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment and Comprehensive Income
(For the Fiscal Years Ended September 29, October 1 and October 2, respectively, expressed in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholders
	Issued	Amount	Capital	Earnings	Income	Investment
Balance, October 3, 2009	16,564	$4,141	$-	$174,301	$25,523	$203,965
Net income	-	-	-	18,576	-	18,576
Foreign currency translation	-	-	-	-	(10,100)	(10,100)
Pension benefit obligation adjustments, Net of tax	-	-	-	-	(1,130)	(1,130)
Derivative instruments, net of tax	-	-	-	-	388	388
Total comprehensive income	-	-	-	18,576	(10,842)	7,734
Exercise of stock options	16	4	319	-	-	323
Stock-based compensation	19	5	2,378	-	-	2,383
Tax shortfall from equity compensation	-	-	(1,151)	-	-	(1,151)
Issuance for employee stock purchase plan	33	8	684	-	-	692
Common stock purchased and retired	(1,368)	(342)	(2,230)	(35,584)	-	(38,156)
Dividends, $0.60 per share	-	-	-	(9,684)	-	(9,684)
Balance, October 2, 2010	15,264	3,816	-	147,609	14,681	166,106
Net income	-	-	-	50,942	-	50,942
Foreign currency translation	-	-	-	-	777	777
Pension benefit obligation adjustments, net of tax	-	-	-	-	327	327
Derivative instruments, net of tax	-	-	-	-	504	504
Total comprehensive income	-	-	-	50,942	1,608	52,550
Exercise of stock options	332	83	12,129	-	-	12,212
Stock-based compensation	18	5	2,699	-	-	2,704
Tax shortfall from equity compensation	-	-	(307)	-	-	(307)
Issuance for employee stock purchase plan	24	6	660	-	-	666
Common stock purchased and retired	(6)	(2)	(9,862)	-	-	(9,864)
Dividends, $0.85 per share	-	-	-	(13,219)	-	(13,219)
Balance, October 1, 2011	15,632	3,908	5,319	185,332	16,289	210,848
Net income	-	-	-	51,556	-	51,556
Foreign currency translation	-	-	-	-	(1,996)	(1,996)
Pension benefit obligation adjustments, net of tax	-	-	-	-	(3,600)	(3,600)
Derivative instruments, net of tax	-	-	-	-	208	208
Total comprehensive income	-	-	-	51,556	(5,388)	46,168
Exercise of stock options	491	123	17,132	-	-	17,255
Stock-based compensation	40	10	3,422	-	-	3,432
Tax benefit from equity compensation	-	-	521	-	-	521
Issuance for employee stock purchase plan	19	5	626	-	-	631
Common stock purchased and retired	(542)	(136)	(26,368)	(8,819)	-	(35,323)
Dividends, $1.05 per share	-	-	-	(16,813)	-	(16,813)
Balance, September 29, 2012	15,640	$3,910	$652	$211,256	$10,901	$226,719
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended September 29, October 1, October 2, respectively)

	2012	2011	2010
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$51,556	$50,942	$18,576
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,372	2,701	2,448
Excess tax benefits from stock-based compensation	(1,228)	(432)	(65)
Net periodic pension benefit cost	664	724	401
Depreciation and amortization	13,782	12,894	12,751
Deferred income taxes	29	5,357	2,121
Bad debt provision	896	729	159
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(398)	(44,714)	5,599
Inventories	(2,104)	(13,610)	(5,408)
Prepaid expenses	(919)	(268)	(45)
Accounts payable	5,922	5,492	3,152
Accrued payroll and related costs	(2,257)	740	7,441
Advance payments from customers	2,251	19,123	(2,415)
Accrued warranty costs	(1,223)	(2,191)	(2,093)
Other assets and liabilities	(5,318)	5,471	(9,432)
Net Cash Provided by Operating Activities	65,025	42,958	33,190
Cash Flows from Investing Activities:
Additions to property and equipment	(15,625)	(10,145)	(11,214)
Payments for acquisition	-	-	(6,314)
Net Cash Used in Investing Activities	(15,625)	(10,145)	(17,528)
Cash Flows from Financing Activities:
Net (payments) receipts under short-term borrowings	(40,458)	37	29
Excess tax benefits from stock-based compensation	1,228	432	65
Cash dividends	(15,874)	(9,300)	(12,107)
Proceeds from exercise of stock options and employee stock purchase plan	17,886	12,878	1,015
Payments to purchase and retire common stock	(35,323)	(9,864)	(38,156)
Net Cash Used in Financing Activities	(72,541)	(5,817)	(49,154)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,102)	488	(8,782)
Cash and Cash Equivalents:
(Decrease) increase during the year	(24,243)	27,484	(42,274)
Balance, beginning of year	104,095	76,611	118,885
Balance, end of year	$79,852	$104,095	$76,611
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$947	$1,284	$1,549
Income taxes	33,789	7,061	9,669
Non-cash financing activities:
Dividends declared not yet paid	$4,858	$3,919	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Nature of Operations
MTS Systems Corporation is a leading global supplier of high performance test systems and position sensors. The Company’s hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ position sensors provide controls for a variety of industrial and vehicular applications.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010 consisted of 52 weeks.

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

Foreign Currency
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains/(losses) of ($1.8) million, $0.5 million, and ($0.1) million during the fiscal year ended September 29, 2012, October 1, 2011, and October 2, 2010, respectively.

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

Accounts Receivable and Long-Term Contracts
The Company grants credit to customers, but it generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce receivables to the amount that is reasonably believed to be collectible and considers factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer’s financial condition, if the Company becomes aware of additional information related to the credit worthiness of a customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at September 29, 2012 are expected to be invoiced during fiscal year 2013.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at September 29, 2012 and October 1, 2011 were as follows:

	2012	2011
	(expressed in thousands)
Customer projects in various stages of completion	$17,704	$19,026
Components, assemblies and parts	50,275	46,961
Total	$67,979	$65,987

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and, as a result, capitalized $0.5 million and $3.7 million of software development costs during the fiscal years ended September 29, 2012 and October 1, 2011, respectively. Amortization expense for software development costs was $2.6 million, $1.5 million and $1.3 million for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010, respectively. See Note 3 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. See Note 3 to the Consolidated Financial Statements for additional information on property and equipment.

Goodwill and Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired.

The Company has three reporting units, two of which are assigned goodwill. At September 29, 2012, one reporting unit was assigned $14.7 million of goodwill while another was assigned $1.5 million.

Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and the carrying value of the asset. If the carrying value of the asset exceeds its fair value, the asset is reduced to fair value. At both September 29, 2012 and October 1, 2011, there were no indefinite-lived intangible assets.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows, and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both September 29, 2012 and October 1, 2011, the Company determined there was no impairment of its goodwill or intangible assets. See Note 3 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Other Assets
Other assets at September 29, 2012 and October 1, 2011 include security deposits paid on leased property and cash redemption values on group insurance policies.

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

Warranty provisions and claims for the years ended September 29, 2012 and October 1, 2011, were as follows:

	2012	2011
	(expressed in thousands)
Beginning balance	$5,290	$7,505
Warranty claims	(5,175)	(5,679)
Warranty provisions	3,652	2,970
Adjustments to preexisting warranties	300	518
Translation adjustment	(83)	(24)
Ending balance	$3,984	$5,290

Derivative Financial Instruments
The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both September 29, 2012 and October 1, 2011, the Company did not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are not designated as cash flow hedges and, therefore, are accounted for and reported under the guidance of ASC 830. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the September 29, 2012 and October 1, 2011 Consolidated Balance Sheet as follows:

	September 29, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	432	$1,157
Total designated hedge derivatives	432	1,157

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	415
Total hedge and other derivatives	$432	$1,572

	October 1, 2011
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$746	$1,041
Interest rate swaps	-	617
Total designated hedge derivatives	746	1,658

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	222	-
Total hedge and other derivatives	$968	$1,658

Cash Flow Hedging – Currency Risks

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Investment on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. The Company periodically assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statement of Income, as that is the same line item in which the underlying hedged transaction is reported.

At September 29, 2012 and October 1, 2011, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $60.4 million and $54.7 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $49.7 million and $46.8 million at September 29, 2012 and October 1, 2011, respectively. At September 29, 2012, the net market value of the foreign currency exchange contracts was a net liability of $0.7 million, consisting of $1.1 million in liabilities and $0.4 million in assets. At October 1, 2011 the net market value of the foreign currency exchange contracts was a net liability of $0.3 million, consisting of $1.0 million in liabilities and $0.7 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal years ended September 29, 2012 and October 1, 2011, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	2012	2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(365)	$(384)
Net loss reclassified into Revenue (effective portion)	162	1,005
Net loss reclassified into Revenue upon the removal of hedge designations on underlying foreign currency transactions that were cancelled	-	12
Net loss recognized in OCI (effective portion)	(445)	(998)
Ending unrealized net loss in AOCI	$(648)	$(365)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010. At September 29, 2012, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.9 million. The maximum remaining maturity of any forward or optional contract at September 29, 2012 was 1.8 years.

Cash Flow Hedging - Interest Rate Risks

During the fiscal years ended September 29, 2012 and October 1, 2011, the Company used floating to fixed interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. The Company had designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets throughout the entire contractual term of each of the interest rate swap arrangements.

During the fiscal year ended September 29, 2012, all of the Company’s interest rate swap arrangements expired and, as a result, the Company had no outstanding interest rate swap arrangements at September 29, 2012. At October 1, 2011, the Company had outstanding interest rate swaps with total notional amounts of $24.0 million. In January 2011, the Company entered into forward interest rate swaps with a total notional amount of $27.0 million effective December 2011 to pay fixed interest rates ranging from 1.02% to 1.08% in exchange for interest received at monthly U.S. LIBOR.

During the periods each of the interest rates swaps were outstanding, the Company paid fixed interest in exchange for interest received at monthly U.S. LIBOR. At October 1, 2011, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.47%. At October 1, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements at October 1, 2011, was 2.92%.

The total market value of interest rate swaps and forward interest rate swaps at October 1, 2011 was a liability of $0.6 million. The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for fiscal years ended September 29, 2012 and October 1, 2011 are as follows:

	2012	2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(617)	$(1,406)
Net loss reclassified into interest expense (effective portion)	630	965
Net loss recognized in OCI (effective portion)	(13)	(176)
Ending unrealized net loss in AOCI	$-	$(617)

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

At September 29, 2012 and October 1, 2011, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $51.4 million and $15.9 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at September 29, 2012 and October 1, 2011 was $6.6 and $4.4 million, respectively. At September 29, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.4 million. At October 1, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $0.2 million.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010 are as follows:

	2012	2011	2010
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(294)	$(464)	$(834)

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.4 million, 0.4 million, and 1.2 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended September 29, 2012, October 1, 2011, and October 2, 2010, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on income before discontinued operations. A reconciliation of these amounts is as follows:

	2012	2011	2010
	(expressed in thousands, except per share data)
Net income	$51,556	$50,942	$18,576
Weighted average common shares outstanding	15,913	15,487	16,281
Dilutive potential common shares	164	252	66
Weighted average dilutive common shares outstanding	16,077	15,739	16,347
Earnings per share:
Basic	$3.24	$3.29	$1.14
Diluted	$3.21	$3.24	$1.14

Stock Purchases

During the fourth quarter of fiscal year 2012, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. This forward contract is indexed to, and potentially settled in, the Company’s common stock. This forward contract meets the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of its common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of the Company’s initial payment to the investment bank was reported as a reduction in retained earnings. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The contract continued to meet those requirements as of September 29, 2012 and the Company expects it will continue to meet those requirements through the settlement date. The agreement expires in the third quarter of fiscal year 2013; however the investment bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount.

The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount, unless such discounted VWAP were to fall below a specified floor price, in which case the floor price would be in effect. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 2.0 million. At September 29, 2012, if the accelerated share purchase agreement had been settled on that date, the investment bank would have been required to deliver to the Company approximately 128,000 shares of the Company’s common stock. For every $1.00 increase or decrease in the Company’s VWAP, the settlement amount changes by approximately 12,000 shares.

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

Comprehensive Income

Comprehensive Income, a component of Shareholders’ Investment, for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010 consists of net income, pension benefit plan adjustments, derivative instrument gains or losses and foreign currency translation adjustments.

The accumulated balances for each component of Accumulated Other Comprehensive Income were as follows:

	Derivative Financial Instrument Unrealized Loss	Pension Benefit Plan Adjustments	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
	(expressed in thousands)
Balances at October 3, 2009	$(1,508)	$(1,222)	$28,253	$25,523
Foreign exchange translation adjustments	-	23	(10,123)	(10,100)
Pension benefit plan adjustments, net of tax of ($493)	-	(1,141)	-	(1,141)
Change in unrealized loss, net of tax of ($277)	(470)	-	-	(470)
Realized loss, net of tax of $517	858	11	-	869
Balances at October 2, 2010	(1,120)	(2,329)	18,130	14,681
Foreign exchange translation adjustments	-	50	727	777
Pension benefit plan adjustments, net of tax of $96	-	221	-	221
Change in unrealized loss, net of tax of ($433)	(741)	-	-	(741)
Realized loss, net of tax of $783	1,245	106	-	1,351
Balances at October 1, 2011	(616)	(1,952)	18,857	16,289
Foreign exchange translation adjustments	-	127	(2,123)	(1,996)
Pension benefit plan adjustments, net of tax of ($1,579)	-	(3,654)	-	(3,654)
Change in unrealized loss, net of tax of ($167)	(291)	-	-	(291)
Realized loss, net of tax of $316	499	54	-	553
Balances at September 29, 2012	$(408)	$(5,425)	$16,734	$10,901

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Additionally, the Company frequently undertakes significant technological innovation on certain of its long-term contracts, involving performance risk that may result in delayed delivery of product and/or revenue and gross profit variation due to changes in the ultimate costs of these contracts versus estimates.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 2006 and 2011, and administered under the supervision of the Company’s Board of Directors. During the year ended October 2, 2010, the Company awarded stock options, restricted stock grants, and restricted stock units, under the 2006 plan. The 2006 plan expired, and no further grants were made after January 31, 2011. During the years ended September 29, 2012 and October 1, 2011, the Company awarded stock options, restricted stock grants, and restricted stock units under the 2011 plan. At September 29, 2012, a total of 517,880 shares were available for future grant under the 2011 stock plan. Shares will be available for issuance under the 2011 stock plan until January 31, 2018.

During the years ended October 1, 2011 and October 2, 2010, the Company issued shares of its common stock to participants in the Company’s Employee Stock Purchase Plan (“ESPP”) under a stock plan approved by the Company’s shareholders in 2002. During the fiscal year ended October 1, 2011, the Company’s shareholders approved a 2012 ESPP which was effective on January 1, 2012. The 2002 ESPP expired, and no further share issuances occurred after December 31, 2011. During the year ended September 29, 2012, the Company issued shares of its common stock to participants under the 2012 ESPP. At September 29, 2012, a total of 740,122 shares were available for ESPP share issuances under the 2012 stock plan. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Stock-Based Compensation Expense
Stock-based compensation expense for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was as follows (in thousands, except per share data):

	2012	2011	2010

Stock-based compensation expense by type of award:
Employee stock options	$1,599	$1,383	$1,519
Employee stock purchase plan (ESPP)	184	159	175
Restricted stock grants and units	1,650	1,162	691
Amounts capitalized as inventory	(742)	(652)	(639)
Amounts recognized in income for amounts previously capitalized as inventory	681	649	702

Total stock-based compensation included in income from operations	3,372	2,701	2,448
Income tax benefit on stock-based compensation	(1,161)	(931)	(828)
Net compensation expense included in net income	$2,211	$1,770	$1,620

At September 29, 2012, there was $3.2 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.5 years. At September 29, 2012, there was $1.8 million and $0.3 million of total restricted stock expense related to non-vested awards of restricted stock units and restricted stock grants, respectively, not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.5 years and 1.0 years, respectively.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was $8.36, $9.45 and $6.73, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2012	2011	2010
Expected life (in years)	3.5	3.0	2.9
Risk-free interest rate	0.5%	0.8%	1.0%
Expected volatility	34.5%	35.4%	40.0%
Dividend yield	2.5%	1.8%	2.1%

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

Awards of both restricted stock grants and restricted stock units are valued based on the market value of the Company’s shares at the date of grant. The value of restricted stock grants and restricted stock units is allocated to expense evenly over the restricted period. Employee stock purchase plan share awards are valued based on the value of the discount feature plus the fair value of the optional features, which is determined as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each purchase period.

Stock Options

Stock options are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversaries of the grant date and expire five years from the grant date.

Stock option activity for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was as follows (in thousands, except per share amounts):

	2012		2011		2010
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	1,048	$35.80	1,329	$34.53	1,492	$35.56
Granted	324	$40.14	292	$43.61	252	$28.62
Exercised	(491)	$35.17	(332)	$36.80	(16)	$20.55
Forfeited or expired	(127)	$43.79	(241)	$36.91	(399)	$35.20
Options outstanding at end of year	754	$36.84	1,048	$35.80	1,329	$34.53
Options eligible for exercise at year-end	249	$31.02	653	$36.13	811	$38.93
*Weighted Average Exercise Price

Options outstanding at September 29, 2012 had a weighted average remaining contractual term of 3.6 years, and an aggregate intrinsic value of $12.6 million. Options eligible for exercise at September 29, 2012 had a weighted average remaining contractual term of 2.2 years, and an aggregate intrinsic value of $5.6 million.

The total intrinsic value of stock options exercised during the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was $5.8 million, $2.3 million and $0.1 million, respectively.

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

Restricted stock grant activity for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was as follows (in thousands, except per share amounts):

	2012		2011		2010
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	30	$33.61	29	$27.18	36	$28.72
Granted	12	$49.03	13	$42.89	20	$26.47
Vested	(15)	$31.26	(12)	$28.32	(10)	$33.71
Forfeited	-	$-	-	$-	(17)	$25.85
Unvested shares at end of year	27	$41.52	30	$33.61	29	$27.18
*Weighted Average Grant Date Fair Value

Restricted stock unit activity for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was as follows (in thousands, except per share amounts):

	2012		2011		2010
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Outstanding at beginning of year	37	$33.37	59	$25.51	38	$20.55
Granted	60	$39.26	18	$42.50	37	$28.62
Vested	(26)	$32.68	(22)	$24.71	(12)	$20.55
Forfeited	(9)	$29.90	(18)	$27.50	(4)	$21.61
Outstanding at end of year	62	$38.90	37	$33.37	59	$25.51
*Weighted Average Grant Date Fair Value

Employee Stock Purchase Plan

The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2012 with the combined issuance of 18,734 shares at a weighted average price of $33.65. In fiscal years 2011 and 2010, purchases were 24,028 and 33,249 shares, respectively, with weighted average share prices of $27.72 and $20.82, respectively.

3. Capital Assets:

Property and Equipment
Property and equipment at September 29, 2012 and October 1, 2011 consist of the following:

	2012	2011
	(expressed in thousands)
Land and improvements	$1,711	$1,713
Buildings and improvements	53,545	52,764
Machinery and equipment	118,838	108,143
Total	174,094	162,620
Less accumulated depreciation	(112,441)	(106,368)
Property and equipment, net	$61,653	$56,252

Goodwill

Goodwill at September 29, 2012 and October 1, 2011 was $16.2 million and $16.0 million, respectively. The increase in goodwill during each of the years ended September 29, 2012 and October 1, 2011 was due to currency translation.

Other Intangible Assets
Other intangible assets consist of the following:

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,860	$(6,125)	$9,735	5.7
Patents	10,073	(2,871)	7,202	15.3
Trademarks and trade names	6,020	(1,024)	4,996	30.2
Land-use rights	1,241	(97)	1,144	47.8
Total	$33,194	$(10,117)	$23,077	14.3

	October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(expressed in thousands)
Software development costs	$15,370	$(3,574)	$11,796	5.8
Patents	9,903	(2,114)	7,789	15.3
Trademarks and trade names	5,924	(815)	5,109	30.2
Land-use rights	1,219	(70)	1,149	47.8
Total	$32,416	$(6,573)	$25,843	14.5

Amortization expense recognized during the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was $3.5 million, $3.3 million, and $3.0 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
2013	$3,705
2014	$3,704
2015	$3,693
2016	$2,181
2017	$916

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

4. Business Segment Information:

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s two operating segments “Test” and “Sensors.” Test provides testing equipment, systems, and services to the ground vehicles, materials and structures markets. Sensors provides high-performance position sensors for a variety of industrial and mobile hydraulic applications.

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

Financial information by reportable segment for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 were as follows:

	2012	2011	2010
	(expressed in thousands)
Revenue
Test	$442,012	$363,918	$296,230
Sensors	100,244	103,450	77,823
Total Revenue	$542,256	$467,368	$374,053

Income from Operations
Test	$58,344	$46,211	$11,204
Sensors	22,167	26,983	17,141
Total Income from Operations	$80,511	$73,194	$28,345

Identifiable Assets
Test	$315,357	$333,290	$261,109
Sensors	94,081	94,569	85,296
Total Assets	$409,438	$427,859	$346,405

Other Segment Data
Test:
Goodwill	$14,688	$14,435	$13,817
Capital expenditures	12,551	7,289	8,702
Depreciation and amortization	$11,567	$10,658	$10,686
Sensors:
Goodwill	$1,551	$1,592	$1,612
Capital expenditures	3,074	2,856	2,512
Depreciation and amortization	$2,215	$2,236	$2,065

Geographic information was as follows:
	2012	2011	2010
	(expressed in thousands)
Revenue
United States	$140,305	$109,133	$109,638
Europe, excluding Germany	114,521	107,111	71,155
China	103,977	104,461	77,600
Asia, excluding China	100,166	76,162	61,213
Germany	53,307	43,021	41,710
Other	29,980	27,480	12,737
Total Revenue	$542,256	$467,368	$374,053

Property and Equipment, Net
United States	$40,522	$35,972	36,216
Germany	11,255	10,585	10,748
China	7,377	6,944	6,915
Asia, excluding China	1,695	1,974	2,028
Europe, excluding Germany	804	777	537
Total Property and Equipment, Net	$61,653	$56,252	$56,444

Revenue by geographic area is presented based on customer location. No countries other than the United States, China, and Germany had revenue in excess of 10% of the Company’s total revenue during any of the periods presented. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented. Revenue is not reported for each of the Company’s products and services because it is impracticable to do so.

5. Fair Value Measurements

In determining the fair value of financial assets and liabilities, the Company currently utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability in the principal or most advantageous market, and adjusts for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices which are available in active markets for identical assets or liabilities accessible to the Company at the measurement date.

Level 2 Inputs: Inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis
Financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$432	$-	$432
Total assets	$-	$432	$-	$432

Liabilities:
Currency contracts(1)	$-	$1,572	$-	$1,572
Total liabilities	$-	$1,572	$-	$1,572

	October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$968	$-	$968
Total assets	$-	$968	$-	$968

Liabilities:
Currency contracts(1)	$-	$1,041	$-	$1,041
Interest rate swaps(2)	-	617	-	617
Total liabilities	$-	$1,658	$-	$1,658

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

(2)	Based on LIBOR and swap rates.

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

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

6. Financing:

Short-term borrowings at September 29, 2012 and October 1, 2011 consist of the following:

	2012	2011
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 45 basis points, retired in September 2012	$-	$40,000
Notes payable, non-interest bearing	230	285
Total Short-Term Borrowings	$230	$40,285

On September 28, 2012, the Company entered into a credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions that may become parties to the Credit Agreement from time to time. This agreement replaces the $75 million senior unsecured credit facility that was scheduled to expire in December 2012. The new Credit Agreement provides for a five-year, $100 million senior unsecured revolving credit facility (“Credit Facility”) maturing September 28, 2017. The Company may use the Credit Facility for working capital financing, permitted acquisitions, share purchases, or other lawful corporate purposes. At September 29, 2012, the Company had no borrowings outstanding under the $100 million Credit Facility. At October 1, 2011, outstanding borrowings under the $75 million Credit Facility were $40.0 million. At September 29, 2012, the Company had outstanding letters of credit drawn from the $100 million Credit Facility totaling $10.1 million, leaving approximately $89.9 million of unused borrowing capacity. At October 1, 2011, the Company had outstanding letters of credit drawn from the $75 million Credit Facility totaling $11.3 million, leaving approximately $23.7 million of unused borrowing capacity.

The weighted average interest rate on outstanding borrowings under the $75 million Credit Facility during the fiscal years ended September 29, 2012 and October 1, 2011 was 0.70% and 0.70%, respectively. In order to mitigate its exposure to interest rate increases on its floating rate indebtedness, the Company has entered into floating to fixed interest rate swaps. As of September 29, 2012, all such interest rate swaps have matured. See Note 1 to the Consolidated Financial Statements for additional information on the interest rate swaps.

Request for borrowings will be categorized by the Company and the Lenders as defined in the Credit Agreement. The primary categories of borrowing include Eurocurrency Borrowing, Alternate Base Rate (“ABR”) Borrowing, and Swingline Loans. ABR Borrowings and Swingline Loans made in U.S. Dollars under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1%, or (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month Interest Period on such day plus 1%), plus the ABR Spread based upon the Leverage Ratio applicable on such date. Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate for the interest period in effect for such Eurocurrency Borrowing plus the Eurocurrency Spread based upon the Leverage Ratio applicable on such date. At September 29, 2012, the prime rate of 3.25% was the applicable Alternate Base Rate, plus ABR Spread ranging from 0% to 0.50% based on the Leverage Ratio. At September 29, 2012, the applicable Adjusted LIBO rate was 0.36%, plus Eurocurrency Spread ranging from 0.875% to 1.50% based on the Leverage Ratio. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.15% and 0.30%, based on the Company’s leverage ratio. During each of the fiscal years ended September 29, 2012 and October 1, 2011, commitment fees incurred on the Credit Facility were less than $0.1 million.

Under the Credit Agreement, the Company and each Borrower party thereto are subject to customary affirmative and negative covenants, including restrictions on their ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements, and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 29, 2012 and October 1, 2011, the Company was in compliance with these financial covenants.

Notes payable at September 29, 2012 and October 1, 2011 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

At September 29, 2012, the Company had outstanding letters of credit and guarantees totaling $19.1 million and $30.5 million, respectively, primarily to bond advance payments and performance related to customer contracts in Test.

7. Income Taxes:

The components of income before income taxes for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 were as follows:

	2012	2011	2010
	(expressed in thousands)
Income before income taxes:
Domestic	$45,152	$35,243	$10,659
Foreign	34,628	38,062	16,553
Total	$79,780	$73,305	$27,212

The provision for income taxes for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 was as follows:

	2012	2011	2010
	(expressed in thousands)
Current provision (benefit):
Federal	$16,834	$5,855	$357
State	1,058	553	65
Foreign	11,575	10,627	6,046
Deferred	(1,243)	5,328	2,168
Total provision	$28,224	$22,363	$8,636

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 is as follows:

	2012	2011	2010

United States federal statutory income tax rate	35%	35%	35%
Impact from foreign operations	(2)	(2)	(4)
Settlement of audits, favorable resolution of accrued tax matters	-	-	(2)
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(1)	(3)	(1)
Domestic production activities deduction	(2)	(1)	-
Reversal of valuation allowances against deferred tax assets	(1)	-	-
Nondeductible expense to settle U.S. Government investigation	4	-	-
Nondeductible stock option expense and other permanent items	1	1	3
Effective income tax rate	35%	31%	32%

A summary of the deferred tax assets and liabilities for the fiscal years ended September 29, 2012 and October 1, 2011 is as follows:

	2012	2011
	(expressed in thousands)
Deferred Tax Assets:
Accrued compensation and benefits	$7,994	$7,584
Inventory reserves	3,223	3,299
Intangible and other assets	2,754	4,851
Allowance for doubtful accounts	458	216
Foreign net operating loss carryovers	470	758
Unrealized derivative instrument losses	255	495
Other	533	621
Total deferred tax asset before valuation allowance	15,687	17,824
Less valuation allowance	(180)	(643)
Total Deferred Tax Assets	$15,507	$17,181

Deferred Tax Liabilities:
Property and equipment	$10,680	$12,221
Foreign deferred revenue and other	2,590	2,766
Total Deferred Tax Liabilities	$13,270	$14,987
Net Deferred Tax Assets	$2,237	$2,194

As of September 29, 2012, one of the Company’s German subsidiaries had a net operating loss carryover of $1.1 million. This net operating loss carryover will not expire under local tax law. The Company has determined that it is more likely than not that it will realize its deferred tax asset associated with this net operating loss. Prior to fiscal year 2012, the Company had determined that the benefit of the German subsidiary’s net operating loss carryover was not likely to be realized. Accordingly, as of October 1, 2011, the Company had a full valuation allowance against the German subsidiary’s deferred tax asset in the amount of $0.6 million. During fiscal year 2012, based on current year and forecasted income, it was determined that the benefit was more likely than not to be realized and, therefore, the valuation allowance was reversed.

During fiscal year 2012, the Company repatriated $20.2 million of current earnings from its German, Japanese and Korean subsidiaries. The Company recorded $0.5 million tax benefit during fiscal year 2012 related to these repatriations. Also during fiscal year 2012, the Company was only allowed to recognize research and development credits on applicable spending during the first fiscal quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2011.

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

In accordance with ASC 740-30, the Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At September 29, 2012, undistributed earnings were approximately $74 million. Because of the availability of U.S. foreign tax credits, it is impractical for the Company to determine the amount of U.S. federal tax liability that would be payable if these earnings were not indefinitely reinvested. Deferred taxes are recorded for earnings of foreign operations when the Company determines that such earnings are no longer indefinitely reinvested.

A summary of changes in the Company’s liability for unrecognized tax benefits for the fiscal years ended September 29, 2012 and October 1, 2011 is as follows:

	2012	2011
	(expressed in thousands)
Beginning balance	$5,106	$4,181
Increase due to tax positions related to the current year	343	1,408
Decrease due to tax positions related to prior years	(1,398)	(240)
Decrease due to lapse of statute of limitations	(2,389)	(232)
Exchange rate change	4	(11)
Ending balance	$1,666	$5,106

Included in the balance of unrecognized tax benefits at September 29, 2012 are potential benefits of $0.5 million that, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at October 1, 2011 are potential benefits of $1.5 million that, if recognized, would affect the effective tax rate.

At September 29, 2012 and October 1, 2011, the Company had accrued interest related to uncertain income tax positions of approximately $0.1 million and $0.4 million, respectively. At September 29, 2012 and October 1, 2011, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in Interest Expense and General and Administrative Expense, respectively, on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2011 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2008. During 2012, the Internal Revenue Service (IRS) completed the audit of the Company’s consolidated income tax returns for fiscal years 2009 and 2010. During 2012, the Minnesota Department of Revenue completed the audit of fiscal years 2006 through 2008. The Company’s French tax returns have been examined by the tax authorities through fiscal year 2010. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2008. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2010. The Company’s Chinese tax returns for calendar years 2008 through 2011 have not been examined by the tax authorities. As of September 29, 2012, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

At September 29, 2012 and October 1, 2011, the Company and certain of its foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, at September 29, 2012 and October 1, 2011, the Company recognized a current income tax receivable of $2.1 million and $0.1 million, respectively, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.

8. Employee Benefit Plans:

Retirement Savings Plan
The Company offers a contributory retirement savings plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement savings plan allows eligible U.S. employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.2 million, $2.0 million, and $1.9 million in fiscal years 2012, 2011, and 2010, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible U.S. employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company’s fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $2.7 million, $2.5 million, and $2.4 million in fiscal years 2012, 2011, and 2010, respectively.

Defined Benefit Pension Plan
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

The pretax amount recognized in Accumulated Other Comprehensive Income as of September 29, 2012 and October 1, 2011 consists of the following:

	2012	2011
	(expressed in thousands)
Actuarial net loss	$7,770	$2,796

The portion of the pretax amount in Accumulated Other Comprehensive Income at October 1, 2011 that was recognized in earnings during the fiscal year ended September 29, 2012 was $0.1 million. The portion of the pretax amount in Accumulated Other Comprehensive Income at September 29, 2012 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is $0.5 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended September 29, 2012 and October 1, 2011:

	2012	2011
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$15,922	$16,885
Service cost	412	481
Interest cost	835	795
Actuarial loss (gain)	5,504	(1,428)
Exchange rate change	(752)	(336)
Benefits paid	(524)	(475)
Projected benefit obligation, end of year	$21,397	$15,922

Change in plan assets:
Fair value of plan assets, beginning of year	$12,676	$13,334
Actual return on plan assets	931	(372)
Employer contributions	524	475
Exchange rate change	(549)	(286)
Benefits paid	(524)	(475)
Fair value of plan assets, end of year	$13,058	$12,676

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at September 29, 2012 and October 1, 2011:

	2012	2011
	(expressed in thousands)
Funded status:
Funded status, end of year	$(8,339)	$(3,246)
Accumulated other comprehensive loss	7,770	2,796
Net amount recognized	$(569)	$(450)

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(578)	$(555)
Pension benefit plan obligation	(7,761)	(2,691)
Deferred income taxes	2,345	844
Accumulated other comprehensive income, net of tax	5,425	1,952
Net amount recognized	$(569)	$(450)

The weighted average assumptions used to determine the defined benefit retirement plan obligation at September 29, 2012 and October 1, 2011, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2012	2011
Discount rate	3.6%	5.4%
Expected rate of return on plan assets	5.2%	5.4%
Expected rate of increase in future compensation levels	3.0%	3.0%

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

The actual defined benefit retirement plan asset allocations within the balanced mutual fund at September 29, 2012 and October 1, 2011 are as follows:

	Percentage of Plan Assets
	2012	2011
Fixed income securities(1)	73.0%	80.6%
Equity securities(2)	20.0%	15.3%
Cash and cash equivalents	2.0%	0.5%
Other(3)	5.0%	3.6%
	100.0%	100.0%

(1)	Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.

(2)	Equity securities consist of an international mutual fund that invests solely in international stocks that are actively traded on international exchanges.

(3)	Other asset holdings are comprised primarily of international bond futures and a derivatives-based mutual fund that invests in various assets.

As of September 29, 2012 and October 1, 2011, the fair value of the defined benefit retirement plan assets, which are subject to fair value measurements as described in Note 5 to the Consolidated Financial Statements, are as follows:

	September 29, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$13,058	$-	$13,058

	October 1, 2011
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$12,676	$-	$12,676

(1)

The fair value of the mutual fund is generally valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.

Net periodic benefit cost for the Company’s defined benefit retirement plan for the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 included the following components:

	2012	2011	2010
	(expressed in thousands)
Service cost	$412	$481	$349
Interest cost	835	795	784
Expected return on plan assets	(660)	(704)	(748)
Net amortization and deferral	77	152	16
Net periodic benefit cost	$664	$724	$401

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of September 29, 2012 and October 1, 2011 was $19.5 million and $14.7 million, respectively.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Fiscal Year	Pension Benefits
(expressed in thousands)
2013	$578
2014	655
2015	705
2016	777
2017	844
2018 through 2022	5,017
$8,576

Other Retirement Plans
Certain of the Company’s international subsidiaries have non-contributory, unfunded postretirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these postretirement plans provide benefits that accumulate based on years of service and compensation levels. At September 29, 2012 and October 1, 2011, the aggregate liabilities associated with these postretirement benefit plans was $3.2 million and $3.4 million, respectively.

9. Commitments and Contingencies:

Government Investigation
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

On August 30, 2012, the Company reached an agreement with the USAO and obtained the approval of the Department of Justice (“DOJ”), settling, for $7.8 million, the DOC and USAO’s investigation described above. The agreement concluded the DOC and USAO investigation.

Other Investigative Matters
As previously reported, the Company investigated certain gift, travel, entertainment and other expenses incurred in connection with some of the Company’s operations in the Asia Pacific region. The investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work has been completed and the Company has taken remedial actions, including changes to internal control procedures and removing certain persons formerly employed in its Korea office. The Company voluntarily disclosed this matter to the DOJ and the SEC. Additionally, the Company disclosed this matter to the U.S. Air Force pursuant to its Administrative Agreement. The Company cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on its business prospects, financial condition, operating results or cash flows.

Litigation
During the fiscal year ended October 2, 2010, the Company settled a legal claim for patent infringement of $7.5 million. Of the total settlement amount, $6.3 million was expensed during the fiscal year ended October 2, 2010.

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of September 29, 2012 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Leases
Total lease expense was $5.3 million for each of the fiscal years 2012, 2011, and 2010. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in thousands)
2013	$4,581
2014	2,757
2015	1,706
2016	932
2017	465
Thereafter	1,104
$11,545

10. Related Party Transactions:

During the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.7 million, $2.0 million and $1.5 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to a member of management of the Company. At September 29, 2012 and October 1, 2011, net outstanding payments due to Mark-Tronik by MTS Sensors were $0.1 million and less than $0.1 million, respectively.

During the fiscal years ended October 1, 2011 and October 2, 2010, the Company purchased legal services from Gray Plant Mooty and Bennett, P.A. (“GPM”) aggregating to approximately $1.2 million and $0.3 million, respectively. A shareholder of GPM was a related party to a former employee that was a member of management of the Company during each of the fiscal years ended October 1, 2011 and October 2, 2010. At October 1, 2011, net outstanding payments due to GPM by the Company was less than $0.1 million.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2012, OCTOBER 1, 2011,
AND OCTOBER 2, 2010,

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written-off/ Payments	Balance End of Year
Allowance for Doubtful Accounts:

2012	$1,534	$896	$(183)	$2,247

2011	1,358	$729	$(553)	1,534

2010	1,410	159	(211)	1,358