Form 10-Q
period 2012-12-29
MTS SYSTEMS CORP
filed 2013-01-31
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of January 30, 2013 was 15,724,769 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE FISCAL MONTHS ENDED DECEMBER 29, 2012

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	December 29, 2012	September 29, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$47,923	$79,852
Accounts receivable, net of allowances for doubtful accounts of $1,850 and $2,247, respectively	94,788	84,119
Unbilled accounts receivable	56,855	51,306
Inventories	72,746	67,979
Prepaid expenses and other current assets	8,562	6,982
Deferred income taxes	10,427	10,665
Total current assets	291,301	300,903

Property and equipment, net	66,157	61,653
Goodwill	16,385	16,239
Other intangible assets, net	22,260	23,077
Other assets	4,507	4,696
Deferred income taxes	2,671	2,870
Total Assets	$403,281	$409,438

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$71	$230
Accounts payable	32,039	33,744
Accrued payroll and related costs	26,415	30,731
Advance payments from customers	57,550	65,833
Accrued warranty costs	4,423	3,984
Accrued income taxes	3,432	3,510
Deferred income taxes	2,752	2,627
Other accrued liabilities	15,418	19,573
Total current liabilities	142,100	160,232

Deferred income taxes	8,673	8,671
Non-current accrued income taxes	1,816	1,666
Defined benefit pension plan obligation	7,793	7,761
Other long-term liabilities	4,136	4,389
Total Liabilities	164,518	182,719

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,664 and 15,640 shares issued and outstanding as of December 29, 2012 and September 29, 2012, respectively	3,916	3,910
Additional paid-in capital	2,403	652
Retained earnings	220,329	211,256
Accumulated other comprehensive income	12,115	10,901
Total Shareholders’ Investment	238,763	226,719
Total Liabilities and Shareholders’ Investment	$403,281	$409,438

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
Revenue:
Product	$124,621	$117,451
Service	18,047	16,246
Total revenue	142,668	133,697
Cost of sales:
Product	75,960	66,872
Service	10,106	8,112
Total cost of sales	86,066	74,984
Gross profit	56,602	58,713

Operating expenses:
Selling and marketing	19,179	17,009
General and administrative	12,314	13,196
Research and development	5,052	4,959
Total operating expenses	36,545	35,164

Income from operations	20,057	23,549

Interest income (expense), net	6	(206)
Other income (expense), net	452	(23)

Income before income taxes	20,515	23,320
Provision for income taxes	6,732	7,781
Net income	$13,783	$15,539
Earnings per share:
Basic-

Earnings per share	$0.88	$0.99
Weighted average number of common shares outstanding - basic	15,669	15,681

Diluted-
Earnings per share	$0.87	$0.98
Weighted average number of common shares outstanding - diluted	15,845	15,832

Dividends declared per share	$0.30	$0.25

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
Net income	$13,783	$15,539
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	201	(1,543)
Derivative instruments:
Unrealized net gain	804	245
Net loss reclassified to earnings	101	363
Defined benefit pension plan:
Unrealized net gain	152	154
Net loss reclassified to earnings	90	14
Currency exchange rate change	(134)	72
Other comprehensive income (loss)	1,214	(695)
Comprehensive income	$14,997	$14,844

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$13,783	$15,539
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	981	799
Net periodic pension benefit cost	318	172
Depreciation and amortization	3,838	3,084
Deferred income taxes	450	77
Bad debt provision	(399)	94

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(14,673)	(19,112)
Inventories	(4,695)	(1,269)
Prepaid expenses	(2,867)	(2,049)
Accounts payable	(1,673)	(584)
Accrued payroll and related costs	(5,235)	(8,483)
Advance payments from customers	(8,367)	11,254
Accrued warranty costs	410	(629)
Other assets and liabilities	3,631	3,624
Net cash (used in) provided by operating activities	(14,498)	2,517

Cash flows from investing activities:
Purchases of property and equipment	(8,025)	(2,284)

Cash flows from financing activities:
Net repayments under short-term borrowings	(215)	(44)
Cash dividends	(9,568)	(4,009)
Proceeds from exercise of stock options and employee stock purchase plan	801	4,557
Net cash (used in) provided by financing activities	(8,982)	504

Effect of exchange rate on changes in cash	(424)	(1,090)
Net decrease in cash and cash equivalents	(31,929)	(353)

Cash and cash equivalents, at beginning of period	79,852	104,095
Cash and cash equivalents, at end of period	$47,923	$103,742

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$-	$268
Income taxes	5,132	5,410
Non-cash financing activities:
Dividends declared not yet paid	$-	$3,843

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012 filed with the SEC. Interim results of operations for the three-fiscal month period ended December 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. Revenue from post-contract software maintenance and support services is recognized ratably over the defined contractual period of the maintenance agreement.

The Company’s sales arrangements typically do not include specific performance-, cancellation-, termination-, or refund-type provisions. In the event a customer cancels a contractual arrangement, the Company would typically be entitled to receive reimbursement from the customer for actual costs incurred under the arrangement plus a reasonable margin.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant governmental authority.

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 29, 2012 and September 29, 2012 were as follows:

	December 29, 2012	September 29, 2012
	(expressed in thousands)
Customer projects in various stages of completion	$16,280	$17,704
Components, assemblies and parts	56,466	50,275
Total	$72,746	$67,979

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 was $0.7 million and $0.5 million, respectively. See Note 3 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 were as follows:

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
	(expressed in thousands)
Beginning balance	$3,984	$5,290
Warranty provisions	1,692	389
Warranty claims	(1,282)	(1,018)
Currency translation	29	(66)
Ending balance	$4,423	$4,595

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

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” and provides an entity with the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completion of the qualitative assessment, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value to the carrying amount of the reporting unit as described in ASC 350. Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of ASU No. 2011-08 during the three-fiscal month period ended December 29, 2012 did not impact the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 amends ASC Topic 220, “Comprehensive Income,” to allow an entity the option to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the ASC in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220)” which deferred certain provisions of ASU No. 2011-05 that specifically relate to the presentation of separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. With the exception of the specific provisions deferred under ASU No. 2011-12, the provisions of ASU No. 2011-05 are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In the first quarter of fiscal year 2013, with the exception of the provisions specifically deferred under ASU No. 2011-12, the Company adopted the provisions of ASU No. 2011-05 and elected to present the components of net income and comprehensive income in two separate but consecutive statements. As a result, the Company included a new financial statement labeled “Consolidated Statements of Comprehensive Income.” The adoption of ASU No. 2011-05 did not affect the Company’s financial position, results of operations or cash flows. See Note 9 in the Condensed Notes to Consolidated Financial Statements for additional information on other comprehensive income and accumulated other comprehensive income.

3. Capital Assets

Property and Equipment
Property and equipment at December 29, 2012 and September 29, 2012 consist of the following:

	December 29, 2012	September 29, 2012
	(expressed in thousands)
Land and improvements	$1,712	$1,711
Buildings and improvements	53,960	53,545
Machinery and equipment	125,902	118,838
Total	181,574	174,094
Less accumulated depreciation	(115,417)	(112,441)
Property and equipment, net	$66,157	$61,653

Goodwill

Goodwill at December 29, 2012 and September 29, 2012 was $16.4 million and $16.2 million, respectively. The increase in goodwill during the three-fiscal month period ended December 29, 2012 was due to currency translation.

Other Intangible Assets
Other intangible assets at December 29, 2012 and September 29, 2012 consist of the following:

	December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,859	$(6,814)	$9,045	5.7
Patents	10,159	(3,077)	7,082	15.3
Trademarks and trade names	6,067	(1,081)	4,986	30.2
Land-use rights	1,252	(105)	1,147	47.8
Total	$33,337	$(11,077)	$22,260	14.3

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(6,125)	$9,735	5.7
Patents	10,073	(2,871)	7,202	15.3
Trademarks and trade names	6,020	(1,024)	4,996	30.2
Land-use rights	1,241	(97)	1,144	47.8
Total	$33,194	$(10,117)	$23,077	14.3

Amortization expense recognized during the three-fiscal month periods ended December 29, 2012 and December 31, 2011 was $0.9 million and $0.7 million, respectively.

4. Stock Purchases

During the fourth quarter of fiscal year 2012, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. This forward contract is indexed to, and potentially settled in, the Company’s common stock. This forward contract meets the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of its common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of the Company’s initial payment to the investment bank was reported as a reduction in retained earnings. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The contract continued to meet those requirements as of December 29, 2012 and the Company expects it will continue to meet those requirements through the settlement date. The agreement expires in the third quarter of fiscal year 2013; however the investment bank has the right to accelerate the end of the purchase period. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount.

The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount, unless such discounted VWAP were to fall below a specified floor price, in which case the floor price would be in effect. The maximum amount of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 2.0 million. At December 29, 2012, if the accelerated share purchase agreement had been settled on that date, the investment bank would have been required to deliver approximately 163,000 additional shares of the Company’s common stock. For every $1.00 increase or decrease in the Company’s VWAP, the settlement amount changes by approximately 13,000 shares.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million and approximately 0.5 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-fiscal month periods ended December 29, 2012 and December 31, 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
	(expressed in thousands, except per share data)
Net income	$13,783	$15,539
Weighted average common shares outstanding	15,669	15,681
Dilutive potential common shares	176	151
Total diluted weighted shares outstanding	15,845	15,832

Earnings per share:
Basic	$0.88	$0.99
Diluted	$0.87	$0.98

6. Business Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s two operating segments, “Test” and “Sensors.” Test provides testing equipment, systems, and services to the ground vehicles, materials and structures markets. Sensors provides high-performance position sensors for a variety of industrial and mobile hydraulic applications.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 was as follows:

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
	(expressed in thousands)
Revenue by Segment:
Test	$121,103	$108,628
Sensors	21,565	25,069
Total revenue	$142,668	$133,697

Income from Operations by Segment:
Test	$16,391	$17,773
Sensors	3,666	5,776
Total income from operations	$20,057	$23,549

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

For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of December 29, 2012, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange contracts and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the December 29, 2012 and September 29, 2012 Consolidated Balance Sheet as follows:

	December 29, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$1,137	$574
Total designated hedge derivatives	1,137	574

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	70
Total hedge and other derivatives	$1,137	$644

	September 29, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(expressed in thousands)
Designated hedge derivatives:
Foreign exchange cash flow hedges	$432	$1,157
Total designated hedge derivatives	432	1,157

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	415
Total hedge and other derivatives	$432	$1,572

Cash Flow Hedging – Currency Risks
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Investment on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. Each month, the Company assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statement of Income, because that is the same line item upon which the underlying hedged transaction is reported.

At December 29, 2012 and December 31, 2011, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $51.4 million and $35.9 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $48.1 million and $34.2 million at December 29, 2012 and December 31, 2011, respectively. At December 29, 2012, the net market value of the foreign currency exchange contracts was a net asset of $0.5 million, consisting of $1.1 million in assets and $0.6 million in liabilities. At December 31, 2011 the net market value of the foreign currency exchange contracts was a net asset of $0.4 million, consisting of $0.6 million in assets and $0.2 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three-fiscal month periods ended December 29, 2012 and December 31, 2011, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(648)	$(365)
Net loss reclassified into Revenue (effective portion)	160	402
Net gain recognized in OCI (effective portion)	1,275	377
Ending unrealized net gain in AOCI	$787	$414

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three-fiscal month periods ended December 29, 2012 and December 31, 2011. At December 29, 2012 and December 31, 2011, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.7 million and a net gain of $0.1 million, respectively. The maximum remaining maturity of any forward or optional contract at December 29, 2012 and December 31, 2011 was 1.6 years and 2.6 years, respectively.

Cash Flow Hedging - Interest Rate Risks
During the three fiscal months ended December 31, 2011, the Company used floating to fixed interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. The Company had designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets throughout the entire contractual term of each of the interest rate swap arrangements. During the fiscal year ended September 29, 2012, the Company’s interest rate swap arrangements expired at various times from July 25, 2012 through September 28, 2012.

At December 31, 2011, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million. During the three fiscal month period ended December 31, 2011, the Company paid fixed interest in exchange for interest received at monthly U.S. LIBOR. At December 31, 2011, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.09%. At December 31, 2011, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54%.

The total market value of interest rate swaps at December 31, 2011 was a liability of $0.4 million. The pretax amounts recognized in AOCI on interest rate swaps for the three-fiscal month period ended December 31, 2011 was as follows:

Three Fiscal Months Ended
December 31, 2011
(expressed in thousands)
Beginning unrealized net loss in AOCI	$(617)
Net loss reclassified into Interest expense (effective portion)	176
Net gain recognized in OCI (effective portion)	14
Ending unrealized net loss in AOCI	$(427)

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

At December 29, 2012 and December 31, 2011, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $16.1 million and $20.0 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at December 29, 2012 and December 31, 2011 was less than $0.1 million. At December 29, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million. At December 31, 2011, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of less than $0.1 million.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 are as follows:

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
	(expressed in thousands)
Net loss recognized in Other income (expense), net	$(54)	$(6)

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The hierarchy gives the highest priority to Level 1, because this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis
As of December 29, 2012 and September 29, 2012, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	December 29, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$1,137	$-	$1,137
Total assets	$-	$1,137	$-	$1,137

Liabilities:
Currency contracts(1)	$-	$644	$-	$644
Total liabilities	$-	$644	$-	$644

	September 29, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$432	$-	$432
Total assets	$-	$432	$-	$432

Liabilities:
Currency contracts(1)	$-	$1,572	$-	$1,572
Total liabilities	$-	$1,572	$-	$1,572

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

9. Other Comprehensive Income

Other Comprehensive Income, a component of Shareholders’ Investment, consists of foreign currency translation adjustments, gains or losses on derivative instruments, and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of other comprehensive income (loss) for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 was as follows:

	Three Fiscal Months Ended December 29, 2012			Three Fiscal Months Ended December 31, 2011
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$201	$-	$201	$(1,543)	$-	$(1,543)
Derivative instruments:
Unrealized net gain	1,275	(471)	804	390	(145)	245
Net loss reclassified to earnings	160	(59)	101	578	(215)	363
Defined benefit pension plan:
Unrealized net gain	217	(65)	152	252	(98)	154
Net loss reclassified to earnings	128	(38)	90	20	(6)	14
Currency exchange rate change	(134)	-	(134)	72	-	72
Other comprehensive income (loss)	$1,847	$(633)	$1,214	$(231)	$(464)	$(695)

The changes in the accumulated balances of each component of AOCI during the three-fiscal month periods ended December 29, 2012 and December 31, 2011 were as follows:

	Three Fiscal Months Ended December 29, 2012				Three Fiscal Months Ended December 31, 2011
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$16,734	$(408)	$(5,425)	$10,901	$18,857	$(616)	$(1,952)	$16,289
Other comprehensive income (loss)	201	905	108	1,214	(1,543)	608	240	(695)
Ending balance	$16,935	$497	$(5,317)	$12,115	$17,314	$(8)	$(1,712)	$15,594

10. Financing

Short-term borrowings at December 29, 2012 and September 29, 2012 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary. The Company’s credit facility provides for up to $100 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in September 2017. At December 29, 2012 and September 29, 2012, the Company had no borrowings outstanding under the $100 million credit facility. At December 29, 2012, the Company had outstanding letters of credit drawn from the credit facility totaling $10.3 million, leaving $89.7 million of unused borrowing capacity. At September 29, 2012, the Company had outstanding letters of credit drawn from the credit facility totaling $10.1 million, leaving $89.9 million of unused borrowing capacity.

11. Income Taxes

As of December 29, 2012, the Company’s liability for unrecognized tax benefits was $1.8 million, of which $0.6 million would favorably affect the Company’s effective tax rate if recognized. At September 29, 2012, the Company’s liability for unrecognized tax benefits was $1.7 million, of which $0.5 million would favorably affect the Company’s effective tax rate if recognized. As of December 29, 2012, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 included the following components:

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011
	(expressed in thousands)

Service cost	$170	$107
Interest cost	190	216
Expected return on plan assets	(170)	(171)
Net amortization and deferral	128	20
Net periodic benefit cost	$318	$172

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three-fiscal month periods ended December 29, 2012 and December 31, 2011 was 5.2% and 5.4%, respectively.

13. Subsequent Event

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law. The Act includes legislation which reinstated the United States research and development (“R&D”) tax credits through December 31, 2013, with an effective date that is retroactive to January 1, 2012. Because this legislation was enacted during the Company’s second quarter of fiscal year 2013, the Company did not recognize any tax benefit related to R&D credits during the three-fiscal month period ended December 29, 2012. However, the retroactive reinstatement of the R&D tax credit is expected to provide the Company a retroactive tax benefit of approximately $1.3 million in the second quarter of fiscal year 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding financial projections made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates,” and similar expressions are used to identify these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our 2012 Form 10-K. Such important factors include:

•	The Company’s business operations may be affected by government contracting risks
•

The Company’s business is significantly international in scope, which poses multiple risks including, but not limited to: currency value fluctuations; difficulty enforcing agreements and collecting receivables; import and export matters; higher danger of terrorist activity; difficulty in staffing; and compliance with laws

•	Volatility in the global economy could adversely affect results
•	The Company’s business is subject to strong competition
•

The Company may not achieve its growth plans for the expansion of the business because the Company’s long-term success depends on its ability to expand its business through new product development, mergers and acquisitions, geographic expansion, and service offerings, all of which are subject to inherent risks including, but not limited to: market demand; market acceptance of products; and the Company’s ability to advance its technology

•	The Company may experience difficulties obtaining the services of skilled employees
•	The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
•	The business could be adversely affected by product liability and commercial litigation
•	The Company may experience difficulty obtaining materials or components for its products, or the cost of materials or components may increase
•	Government regulation imposes significant costs and other constraints
•	The backlog, sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
•	The Company’s customers are in cyclical industries
•	Interest rate fluctuations could adversely affect results
•	The Company may be required to recognize impairment charges for long-lived assets
•	The Company will need to begin disclosing its use of “conflict minerals,” which will impose costs on the Company and could raise reputational and other risks

The performance of the Company’s business and its securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal year 2013.

About MTS Systems Corporation

MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,147 employees and revenue of $542 million for the fiscal year ended September 29, 2012.

Financial Results

Total Company

Orders and Backlog

Three Fiscal Months Ended December 29, 2012 (“First Quarter of Fiscal 2013”) Compared to Three Fiscal Months Ended December 31, 2011 (“First Quarter of Fiscal 2012”)

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 29, 2012	Estimated		Three Fiscal Months Ended December 31, 2011
		Business Change	Currency Translation

Orders	$139.2	$5.8	$(1.4)	$134.8

Orders totaled $139.2 million, an increase of $4.4 million, or 3.3%, including an estimated 1.0% unfavorable impact of currency translation, compared to orders of $134.8 million for the First Quarter of Fiscal 2012. This increase was driven by two large (in excess of $5.0 million) custom Test segment (“Test”) orders totaling approximately $21 million. There were no large orders in the First Quarter of Fiscal 2012. Test orders grew 5.4% while Sensors segment (“Sensors”) orders declined 6.6%.

Backlog of undelivered orders at the end of the quarter was $290.9 million, relatively flat compared to backlog of $291.8 million at the end of the First Quarter of Fiscal 2012. While the Company’s backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations. During the First Quarter of Fiscal 2013, one custom order in Test totaling approximately $2.1 million was cancelled. This order was booked in the previous fiscal year. The cancellation reflects a decision made by the customer to postpone the order until such time as the design phase of a testing system project has been completed.

Results of Operations

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	December 29, 2012	December 31, 2011	Variance		% Variance
Revenue	$142.7	$133.7	$9.0		6.7%
Cost of sales	86.1	75.0	11.1		14.8%
Gross profit	56.6	58.7	(2.1)		-3.6%
Gross margin	39.7%	43.9%	(4.2	) pts

Operating expenses:
Selling and marketing	19.2	17.0	2.2		12.9%
General administrative	12.3	13.2	(0.9)		-6.8%
Research and development	5.0	5.0	-		0.0%
Total operating expenses	36.5	35.2	1.3		3.7%

Income from operations	20.1	23.5	(3.4)		-14.5%

Interest income (expense), net	-	(0.2)	0.2		NM
Other income (expense), net	0.4	-	0.4		NM

Income before income taxes	20.5	23.3	(2.8)		-12.0%
Income tax provision	6.7	7.8	(1.1)		-14.1%
Net income	$13.8	$15.5	$(1.7)		-11.0%

Diluted earnings per share	$0.87	$0.98	$(0.11)		-11.2%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 29, 2012	Estimated		Three Fiscal Months Ended December 31, 2011
		Business Change	Currency Translation
Revenue	$142.7	$10.7	$(1.7)	$133.7
Cost of sales	86.1	12.2	(1.1)	75.0
Gross profit	56.6	(1.5)	(0.6)	58.7
Gross margin	39.7%			43.9%

Operating expenses:
Selling and marketing	19.2	2.4	(0.2)	17.0
General administrative	12.3	(0.8)	(0.1)	13.2
Research and development	5.0	-	-	5.0
Total operating expenses	36.5	1.6	(0.3)	35.2

Income from operations	$20.1	$(3.1)	$(0.3)	$23.5

Revenue was $142.7 million, an increase of $9.0 million, or 6.7%, compared to revenue of $133.7 million for the First Quarter of Fiscal 2012. The increase was primarily driven by strong backlog execution in Test, partially offset by a lower beginning backlog and reduced order volume in Sensors, as well as an estimated $1.7 million unfavorable impact of currency translation. Test revenue increased 11.5% to $121.1 million, while Sensors revenue decreased 13.9% to $21.6 million.

Gross profit was $56.6 million, a decrease of $2.1 million, or 3.6%, compared to gross profit of $58.7 million for the First Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 39.7%, a decrease of 4.2 percentage points from 43.9% for the First Quarter of Fiscal 2012. This decrease reflects continued investment in productivity initiatives in both businesses, as well as investment in expanded Test service capacity, an unfavorable mix of lower-margin products, and higher warranty expense in Test, partially offset by volume leverage in Test.

Selling and marketing expense was $19.2 million, an increase of $2.2 million, or 12.9%, compared to $17.0 million for the First Quarter of Fiscal 2012. This increase was primarily due to higher compensation and benefits driven by increased headcount, higher sales commissions, and increased travel and other discretionary expenses to support selling efforts. Selling and marketing expense as a percentage of revenue was 13.5%, compared to 12.7% for the First Quarter of Fiscal 2012.

General and administrative expense was $12.3 million, a decrease of $0.9 million, or 6.8%, compared to $13.2 million for the First Quarter of Fiscal 2012. This decrease is primarily driven by a $1.2 million relatively lower level of investment in legal and compliance initiatives compared to the First Quarter of Fiscal 2012, partially offset by higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 8.6%, compared to 9.9% for the First Quarter of Fiscal 2012.

Research and development expense was $5.0 million, flat compared to the First Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 3.5% on higher volume, compared to 3.7% for the First Quarter of Fiscal 2012.

Income from operations was $20.1 million, a decrease of $3.4 million, or 14.5%, compared to income from operations of $23.5 million for the First Quarter of Fiscal 2012. This decrease was driven by lower gross profit and increased operating expenses. Operating income as a percentage of revenue was 14.1%, compared to 17.6% for the First Quarter of Fiscal 2012.

Interest income (expense), net was less than $0.1 million of net interest income, compared to $0.2 million of net interest expense in the First Quarter of Fiscal 2012, driven by a $0.2 million reduction in interest expense. Net interest expense in the First Quarter of Fiscal 2012 included $0.2 million of interest expense associated with outstanding borrowings under the Company’s credit facility. During the First Quarter of Fiscal 2013, there were no outstanding borrowings under the Company’s credit facility.

Other income (expense), net was $0.4 million of net other income, compared to less than $0.1 million of net other expense in the First Quarter of Fiscal 2012. The net other income primarily consists of royalty income associated with the sale of a Test product line that was sold by the Company in fiscal year 2012.

Provision for income taxes totaled $6.7 million for the First Quarter of Fiscal 2013, a decrease of $1.1 million, compared to $7.8 million for the First Quarter of Fiscal 2012. This decrease was primarily due to decreased income before income taxes and a lower effective tax rate. The effective tax rate for the First Quarter of Fiscal 2013 was 32.8%, a decrease of 0.6 percentage points compared to a tax rate of 33.4% for the First Quarter of Fiscal 2012, primarily driven by changes in certain foreign tax rates.

Net income was $13.8 million, a decrease of $1.7 million, or 11.0%, compared to $15.5 million for the First Quarter of Fiscal 2012. Earnings per diluted share decreased $0.11 to $0.87, compared to $0.98 for the First Quarter of Fiscal 2012. The decrease was primarily driven by lower income from operations.

Segment Results

Test Segment

Orders and Backlog

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 29, 2012	Estimated		Three Fiscal Months Ended December 31, 2011
		Business Change	Currency Translation

Orders	$116.7	$6.7	$(0.7)	$110.7

Orders totaled $116.7 million, an increase of $6.0 million, or 5.4%, compared to orders of $110.7 million for the First Quarter of Fiscal 2012. The First Quarter of Fiscal 2013 orders included a $12 million European order in the ground vehicles market for a rolling road wind tunnel measurement system, and a $9 million Americas’ structures market order for a vehicle motion simulator. There were no large orders in the First Quarter of Fiscal 2012. Geographically, Europe increased 47.5% and the Americas grew 7.3%, driven by the previously mentioned large orders. Asia declined 19.1%, primarily due to the cyclical nature of Chinese seismic orders in the structures market. Although base orders (those under $5.0 million) declined 13.6%, the Company believes this decline was caused by variability in order timing. Currency translation unfavorably impacted orders by approximately $0.7 million. Test accounted for 83.9% of total Company orders, compared to 82.1% for the First Quarter of Fiscal 2012.

Backlog of undelivered orders at the end of the quarter was $276.1 million, relatively flat compared backlog of $275.5 million at the end of the First Quarter of Fiscal 2012. As previously mentioned, backlog at the end of the First Quarter of Fiscal 2013 was negatively impacted by the cancellation of a custom order totaling approximately $2.1 million.

Results of Operations

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 results of operations for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 29, 2012	Estimated		Three Fiscal Months Ended December 31, 2011
		Business Change	Currency Translation
Revenue	$121.1	$13.5	$(1.0)	$108.6
Cost of sales	76.5	13.4	(0.8)	63.9
Gross profit	44.6	0.1	(0.2)	44.7
Gross margin	36.9%			41.2%

Operating expenses:
Selling and marketing	15.0	1.9	(0.1)	13.2
General administrative	9.5	(0.6)	-	10.1
Research and development	3.7	-	-	3.7
Total operating expenses	28.2	1.3	(0.1)	27.0

Income from operations	$16.4	$(1.2)	$(0.1)	$17.7

Revenue was $121.1 million, an increase of $12.5 million, or 11.5%, compared to revenue of $108.6 million for the First Quarter of Fiscal 2012. The increase was primarily driven by a 5.2% higher beginning backlog and strong short cycle orders in Asia, partially offset by an estimated $1.0 million unfavorable impact of currency translation. The backlog execution was primarily driven by the implementation of operational process improvements that have resulted from the Company’s investment in various growth and productivity initiatives.

Gross profit was $44.6 million, relatively flat compared to gross profit of $44.7 million for the First Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 36.9%, a decrease of 4.3 percentage points from 41.2% for the First Quarter of Fiscal 2012. Of the reduced gross profit rate, approximately 2 percentage points resulted from continued investment in productivity initiatives and expanded service capacity, approximately 2 percentage points resulted from an unfavorable mix of lower-margin products, and approximately 1 percentage point resulted from higher warranty expense. These decreases were partially offset by an approximate 1 percentage point benefit from volume leverage.

Selling and marketing expense was $15.0 million, an increase of $1.8 million, or 13.6%, compared to $13.2 million for the First Quarter of Fiscal 2012. This increase reflects continued investment in sales expansion and is primarily comprised of higher compensation and benefits, driven by increased headcount, as well as increased travel and other discretionary expenses to support sales efforts. Selling and marketing expense as a percentage of revenue was 12.4%, compared to 12.2% for the First Quarter of Fiscal 2012.

General and administrative expense was $9.5 million, a decrease of $0.6 million, or 5.9%, compared to $10.1 million for the First Quarter of Fiscal 2012. This decrease is primarily driven by a relatively lower level of investment in legal and compliance program enhancement initiatives, partially offset by higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 7.8% on higher volume, compared to 9.3% for the First Quarter of Fiscal 2012.

Research and development expense was $3.7 million, flat compared to the First Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 3.1% on higher volume, compared to 3.4% for the First Quarter of Fiscal 2012.

Income from operations was $16.4 million, a decrease of $1.3 million, or 7.3%, compared to income from operations of $17.7 million for the First Quarter of Fiscal 2012. The decrease was driven by increased operating expenses. Operating income as a percentage of revenue was 13.5%, compared to 16.3% for the First Quarter of Fiscal 2012.

Sensors Segment

Orders and Backlog

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 29, 2012	Estimated		Three Fiscal Months Ended December 31, 2011
		Business Change	Currency Translation

Orders	$22.5	$(0.9)	$(0.7)	$24.1

Orders totaled $22.5 million, a decrease of $1.6 million, or 6.6%, including an estimated 2.9% unfavorable impact of currency translation, compared to orders of $24.1 million for the First Quarter of Fiscal 2012, primarily due to soft market conditions in Europe and Japan in both the industrial and mobile hydraulics markets. Industrial market orders in the U.S. and China were strong. Sensors accounted for 16.1% of total Company orders, compared to 17.9% for the First Quarter of Fiscal 2012.

Backlog of undelivered orders at the end of the quarter was $14.8 million, a decrease of 9.2% from backlog of $16.3 million at the end of the First Quarter of Fiscal 2012.

Results of Operations

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following is a comparison of First Quarter of Fiscal 2013 and First Quarter of Fiscal 2012 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 29, 2012	Estimated		Three Fiscal Months Ended December 31, 2011
		Business Change	Currency Translation
Revenue	$21.6	$(2.8)	$(0.7)	$25.1
Cost of sales	9.6	(1.2)	(0.3)	11.1
Gross profit	12.0	(1.6)	(0.4)	14.0
Gross margin	55.5%			55.9%

Operating expenses:
Selling and marketing	4.2	0.5	(0.1)	3.8
General administrative	2.8	(0.2)	(0.1)	3.1
Research and development	1.3	-	-	1.3
Total operating expenses	8.3	0.3	(0.2)	8.2

Income from operations	$3.7	$(1.9)	$(0.2)	$5.8

Revenue was $21.6 million, a decrease of $3.5 million, or 13.9%, compared to revenue of $25.1 million for the First Quarter of Fiscal 2012. This decrease was primarily driven by a 20.8% lower beginning backlog, reduced order volume, and an estimated $0.7 million unfavorable impact of currency translation.

Gross profit was $12.0 million, a decrease of $2.0 million, or 14.3%, compared to gross profit of $14.0 million for the First Quarter of Fiscal 2012, driven by lower revenue volume. Gross profit as a percentage of revenue was 55.5%, relatively flat compared to 55.9% for the First Quarter of Fiscal 2012.

Selling and marketing expense was $4.2 million, an increase of $0.4 million, or 10.5%, compared to $3.8 million for the First Quarter of Fiscal 2012. The increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth. Selling and marketing expense as a percentage of revenue was 19.4% on lower volume, compared to 15.1% for the First Quarter of Fiscal 2012.

General and administrative expense was $2.8 million, a decrease of $0.3 million, or 9.7%, compared to $3.1 million for the First Quarter of Fiscal 2012. This decrease is primarily driven by a relatively lower level of investment in compliance program enhancement initiatives. General and administrative expense as a percentage of revenue was 13.0% on lower volume, compared to 12.4% for the First Quarter of Fiscal 2012.

Research and development expense was $1.3 million, flat compared to the First Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 6.0% on lower volume, compared to 5.2% for the First Quarter of Fiscal 2012.

Income from operations was $3.7 million, a decrease of $2.1 million, or 36.2%, compared to income from operations of $5.8 million for the First Quarter of Fiscal 2012. The decrease was primarily due to lower gross profit. Operating income as a percentage of revenue was 17.1%, compared to 23.1% for the First Quarter of Fiscal 2012.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $47.9 million at the end of the First Quarter of Fiscal 2013. Of this amount, $2.6 million was located in North America, $32.1 million in Europe, and $13.2 million in Asia. Of the $45.3 million of cash located outside of North America, approximately $34.9 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2013, the Company held no short-term investments.

Total cash and cash equivalents decreased $31.9 million in the First Quarter of Fiscal 2013, primarily due to increased working capital requirements, dividend payments, investments in property and equipment, and employee incentives and related benefit payments, partially offset by earnings. Total cash and cash equivalents decreased $0.4 million in the First Quarter of Fiscal 2012, primarily due to increased working capital requirements and employee incentives and related benefit payments, partially offset by earnings. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations, are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities used cash totaling $14.5 million for the First Quarter of Fiscal 2013, compared to cash provided of $2.5 million for the First Quarter of Fiscal 2012. Cash used for the First Quarter of Fiscal 2013 was primarily due to $14.7 million increased accounts and unbilled receivables resulting from general timing of billing and collections, $8.4 million decreased advance payments received from customers driven by the timing of orders in the quarter, $4.7 million increased inventories to support future revenue, and $5.2 million net employee incentives and related benefit payments, primarily consisting of variable compensation relating to Fiscal 2012. These decreases were partially offset by earnings.

Cash provided for the First Quarter of Fiscal 2012 was primarily due to earnings and $11.3 million increased advance payments received from customers driven by payment terms on base orders, partially offset by $19.1 million decreased accounts and unbilled receivables resulting from general timing of billing and collections, and $8.5 million net employee incentives and related benefit payments, primarily consisting of variable compensation relating to Fiscal 2011.

Cash flows from investing activities required the use of cash totaling $8.0 million for the First Quarter of Fiscal 2013, compared to the use of cash totaling $2.3 million for the First Quarter of Fiscal 2012, each of which reflects investment in property and equipment. The significant increase was driven by investments in various growth and productivity initiatives.

Cash flows from financing activities used cash totaling $9.0 million for the First Quarter of Fiscal 2013, compared to the cash provided totaling $0.5 million for the First Quarter of Fiscal 2012. The cash used for the First Quarter of Fiscal 2013 was primarily due to two quarterly cash dividend payments totaling $9.6 million, one of which was an accelerated payment that was originally planned for in January 2013. The cash provided for the First Quarter of Fiscal 2012 was primarily due to the $4.4 million received in connection with stock option exercises, partially offset by payment of cash dividends of $4.0 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2013, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of December 29, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Impairment of Long-Lived Assets. The Company reviews the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, the Company recognizes an asset impairment charge against operations. The amount of the impairment charge recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

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

The Company has three reporting units, two of which are assigned goodwill. At December 29, 2012, one reporting unit was assigned $14.8 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.5 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.7 million of goodwill exceeded its carrying value by approximately 28 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Other Matters

The Company’s dividend policy is to maintain a payout ratio that allows dividends to increase as earnings per share increases over time while sustaining dividends through economic cycles. The Company’s dividend practice is to target, over time, a payout ratio of approximately 30% of net earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at December 29, 2012 included $49.8 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.2 million for the three-fiscal month period ended December 29, 2012.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $6.8 million in revenue for the three-fiscal month period ended December 29, 2012.

At December 29, 2012, the Company’s short-term borrowings outstanding consisted of $0.1 million in notes payable to vendors. These notes are non-interest bearing and, therefore, are not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of December 29, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1. Legal Proceedings

Investigative Matters
As previously reported by the Company with disclosures starting in March 2012, the Company investigated certain gift, travel, entertainment and other expenses incurred in connection with some of the Company’s operations in the Asia Pacific region. The investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work has been completed and the Company has taken remedial actions, including changes to internal control procedures and removing certain persons formerly employed in its Korea office. The Company voluntarily disclosed this matter to the Department of Justice and the SEC. Additionally, the Company disclosed this matter to the U.S. Air Force pursuant to its Administrative Agreement with the U.S. Air Force. The Company cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on its business prospects, financial condition, operating results or cash flows.

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of December 29, 2012 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

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

MTS SYSTEMS CORPORATION

Dated: January 31, 2013	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer

Dated: January 31, 2013	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer