Form 10-Q
period 2013-03-30
MTS SYSTEMS CORP
filed 2013-05-06
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to___________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☒ Yes                                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes                                ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2013 was 15,808,560 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND SIX FISCAL MONTHS ENDED MARCH 30, 2013

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	March 30, 2013	September 29, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$46,612	$79,852
Accounts receivable, net of allowances for doubtful accounts of $1,915 and $2,247, respectively	104,732	84,119
Unbilled accounts receivable	57,634	51,306
Inventories	74,810	67,979
Prepaid expenses and other current assets	12,632	6,982
Deferred income taxes	9,846	10,665
Total current assets	306,266	300,903

Property and equipment, net	69,306	61,653
Goodwill	16,310	16,239
Other intangible assets, net	21,292	23,077
Other assets	4,312	4,696
Deferred income taxes	2,583	2,870
Total Assets	$420,069	$409,438

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$5,000	$230
Accounts payable	28,748	33,744
Accrued payroll and related costs	25,931	30,731
Advance payments from customers	63,470	65,833
Accrued warranty costs	4,438	3,984
Accrued income taxes	2,712	3,510
Deferred income taxes	2,642	2,627
Other accrued liabilities	18,309	19,573
Total current liabilities	151,250	160,232

Deferred income taxes	8,670	8,671
Non-current accrued income taxes	2,019	1,666
Defined benefit pension plan obligation	7,753	7,761
Other long-term liabilities	3,521	4,389
Total Liabilities	173,213	182,719

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,760 and 15,640 shares issued and outstanding as of March 30, 2013 and September 29, 2012, respectively	3,940	3,910
Additional paid-in capital	6,727	652
Retained earnings	226,655	211,256
Accumulated other comprehensive income	9,534	10,901
Total Shareholders’ Investment	246,856	226,719
Total Liabilities and Shareholders’ Investment	$420,069	$409,438

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except share and per share data)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenue:
Product	$119,793	$112,788	$244,414	$230,239
Service	17,124	16,231	35,171	32,477
Total revenue	136,917	129,019	279,585	262,716
Cost of sales:
Product	73,559	64,648	149,519	131,520
Service	9,453	7,981	19,559	16,093
Total cost of sales	83,012	72,629	169,078	147,613
Gross profit	53,905	56,390	110,507	115,103

Operating expenses:
Selling and marketing	19,519	19,206	38,698	36,215
General and administrative	13,175	13,917	25,489	27,113
Research and development	5,588	6,068	10,640	11,027
Total operating expenses	38,282	39,191	74,827	74,355

Income from operations	15,623	17,199	35,680	40,748

Interest expense, net	(150)	(212)	(144)	(418)
Other expense, net	(954)	(399)	(502)	(422)

Income before income taxes	14,519	16,588	35,034	39,908
Provision for income taxes	3,458	5,431	10,190	13,212
Net income	$11,061	$11,157	$24,844	$26,696

Earnings per share:
Basic-
Earnings per share	$0.70	$0.70	$1.58	$1.69
Weighted average number of common shares outstanding - basic	15,723	15,906	15,696	15,793

Diluted-
Earnings per share	$0.69	$0.69	$1.56	$1.67
Weighted average number of common shares outstanding - diluted	15,928	16,106	15,887	15,969

Dividends declared per share	$0.30	$0.25	$0.60	$0.50

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income	$11,061	$11,157	$24,844	$26,696
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,584)	772	(3,383)	(771)
Derivative instruments:
Unrealized net gain (loss)	1,435	(120)	2,239	125
Net (gain) loss reclassified to earnings	(581)	(56)	(480)	307
Defined benefit pension plan:
Unrealized net (loss) gain	(122)	(69)	30	85
Net loss reclassified to earnings	91	14	181	28
Currency exchange rate change	180	(54)	46	18
Other comprehensive (loss) income	(2,581)	487	(1,367)	(208)
Comprehensive income	$8,480	$11,644	$23,477	$26,488

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Fiscal Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$24,844	$26,696
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,153	1,818
Excess tax benefits for stock-based compensation	(568)	(648)
Net periodic pension benefit cost	643	340
Depreciation and amortization	7,712	6,447
Deferred income taxes	932	131
Bad debt (recovery) provision	(239)	758

Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(29,155)	(8,680)
Inventories	(7,061)	(4,484)
Prepaid expenses	(2,144)	(2,046)
Accounts payable	(4,801)	692
Accrued payroll and related costs	(3,443)	(6,721)
Advance payments from customers	(2,410)	9,217
Accrued warranty costs	471	(799)
Other assets and liabilities	(2,472)	(3,152)
Net cash (used in) provided by operating activities	(15,538)	19,569

Cash flows from investing activities:
Purchases of property and equipment	(14,420)	(6,703)

Cash flows from financing activities:
Receipts under short-term borrowings	10,000	15
Payments under short-term borrowings	(5,283)	-
Excess tax benefits from stock-based compensation	568	648
Cash dividends	(9,670)	(7,950)
Proceeds from exercise of stock options and employee stock purchase plan	3,403	13,950
Net cash (used in) provided by financing activities	(982)	6,663

Effect of exchange rate on changes in cash	(2,300)	(376)
Net (decrease) increase in cash and cash equivalents	(33,240)	19,153

Cash and cash equivalents, at beginning of period	79,852	104,095
Cash and cash equivalents, at end of period	$46,612	$123,248

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$36	$523
Income taxes	12,383	17,304
Non-cash financing activities:
Dividends declared not yet paid	$4,633	$3,905

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012 filed with the SEC. Interim results of operations for the three and six-fiscal month period ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 30, 2013 and September 29, 2012 were as follows:

	March 30, 2013	September 29, 2012
	(expressed in thousands)
Customer projects in various stages of completion	$15,530	$17,704
Components, assemblies and parts	59,280	50,275
Total	$74,810	$67,979

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for the three-fiscal month periods ended March 30, 2013 and March 31, 2012 was $0.7 million and $0.7 million, respectively. Amortization expense for software development costs for the six-fiscal month periods ended March 30, 2013 and March 31, 2012 was $1.4 million and $1.2 million, respectively. See Note 3 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 were as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(expressed in thousands)
Beginning balance	$4,423	$4,595	$3,984	$5,290
Warranty provisions	1,454	1,094	3,146	1,483
Warranty claims	(1,544)	(1,565)	(2,826)	(2,583)
Adjustments to preexisting warranties	151	300	151	300
Currency translation	(46)	44	(17)	(22)
Ending balance	$4,438	$4,468	$4,438	$4,468

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

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” and provides an entity with the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completion of the qualitative assessment, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value to the carrying amount of the reporting unit as described in ASC 350. Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of ASU No. 2011-08 during the first quarter of fiscal year 2013 did not impact the Company’s financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Comprehensive Income” which requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments to the ASC in ASU No. 2011-05 do not change the current requirements for reporting net income of other comprehensive income in the financial statements. The provisions of ASU No. 2013-02 are to be applied prospectively for reporting periods beginning after December 15, 2012. In the second quarter of fiscal year 2013, the Company adopted the provisions of ASU No. 2013-02 and elected to present significant amounts reclassified out of accumulated comprehensive income by the respective line items of net income in the Condensed Notes to the Consolidated Financial Statements. The adoption of ASU No. 2013-02 did not affect the Company’s financial position, results of operations or cash flows.

See Note 9 in the Condensed Notes to Consolidated Financial Statements for additional information on other comprehensive income and accumulated other comprehensive income.

3. Capital Assets

Property and Equipment
Property and equipment at March 30, 2013 and September 29, 2012 consist of the following:

	March 30, 2013	September 29, 2012
	(expressed in thousands)
Land and improvements	$1,710	$1,711
Buildings and improvements	53,574	53,545
Machinery and equipment	130,934	118,838
Total	186,218	174,094
Less accumulated depreciation	(116,912)	(112,441)
Property and equipment, net	$69,306	$61,653

Goodwill

Goodwill at March 30, 2013 and September 29, 2012 was $16.3 million and $16.2 million, respectively. The increase in goodwill during the six-fiscal month period ended March 30, 2013 was due to currency translation.

Other Intangible Assets
Other intangible assets at March 30, 2013 and September 29, 2012 consist of the following:

	March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(7,504)	$8,356	5.7
Patents	10,126	(3,248)	6,878	15.3
Trademarks and trade names	6,050	(1,128)	4,922	30.2
Land-use rights	1,247	(111)	1,136	47.8
Total	$33,283	$(11,991)	$21,292	14.3

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(6,125)	$9,735	5.7
Patents	10,073	(2,871)	7,202	15.3
Trademarks and trade names	6,020	(1,024)	4,996	30.2
Land-use rights	1,241	(97)	1,144	47.8
Total	$33,194	$(10,117)	$23,077	14.3

Amortization expense recognized during the three-fiscal month periods ended March 30, 2013 and March 31, 2012 was $0.9 million and $0.9 million, respectively. Amortization expense recognized during the six-fiscal month periods ended March 30, 2013 and March 31, 2012 was $1.9 million and $1.6 million, respectively.

4. Stock Purchases

During the fourth quarter of fiscal year 2012, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. This forward contract is indexed to, and potentially settled in, the Company’s common stock. This forward contract meets the requirements of ASC 815-40 to be classified as permanent equity. In connection with the agreement, the Company made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of its common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of the Company’s initial payment to the investment bank was reported as a reduction in retained earnings. As long as the forward contract continues to meet the requirements to be classified as permanent equity, the Company will not record future changes in its fair value. The contract continued to meet those requirements as of March 30, 2013 and the Company expects it will continue to meet those requirements through the settlement date. The agreement expires in the third quarter of fiscal year 2013. Upon settlement of the contract, the Company will adjust common stock, as well as either additional paid-in capital or retained earnings, as appropriate, to reflect the final settlement amount.

The specific number of shares that the Company will ultimately purchase under the accelerated share purchase agreement will be based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period, less an agreed upon discount, unless such discounted VWAP were to fall below a specified floor price, in which case the floor price would be in effect. The maximum number of shares of common stock the Company can be required to issue to settle the agreement cannot exceed 2.0 million. At March 30, 2013, if the accelerated share purchase agreement had been settled on that date, the investment bank would have been required to deliver approximately 139,000 additional shares of the Company’s common stock. For every $1.00 increase or decrease in the Company’s VWAP, the settlement amount changes by approximately 12,000 shares.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for both the three-fiscal month periods ended March 30, 2013 and March 31, 2012, respectively. Stock options to acquire less than 0.1 million and 0.4 million weighted average common shares have been excluded from diluted weighted average shares outstanding for the six-month fiscal periods ended March 30, 2013 and March 31, 2012, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(expressed in thousands, except per share data)
Net income	$11,061	$11,157	$24,844	$26,696
Weighted average common shares outstanding	15,723	15,906	15,696	15,793
Dilutive potential common shares	205	200	191	176
Total diluted weighted shares outstanding	15,928	16,106	15,887	15,969

Earnings per share:
Basic	$0.70	$0.70	$1.58	$1.69
Diluted	$0.69	$0.69	$1.56	$1.67

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

Financial information by reportable segment for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(expressed in thousands)
Revenue by Segment:
Test	$113,943	$102,913	$235,046	$211,541
Sensors	22,974	26,106	44,539	51,175
Total revenue	$136,917	$129,019	$279,585	$262,716

Income from Operations by Segment:
Test	$12,006	$10,694	$28,397	$28,467
Sensors	3,617	6,505	7,283	12,281
Total income from operations	$15,623	$17,199	$35,680	$40,748

7. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of March 30, 2013, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange contracts and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the March 30, 2013 and September 29, 2012 Consolidated Balance Sheet as follows:

	March 30, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$2,002	$116
Total designated hedge derivatives	2,002	116
Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	53
Total hedge and other derivatives	$2,002	$169

	September 29, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$432	$1,157
Total designated hedge derivatives	432	1,157
Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	415
Total hedge and other derivatives	$432	$1,572

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

At March 30, 2013 and March 31, 2012, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $46.2 million and $37.0 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $42.8 million and $34.9 million at March 30, 2013 and March 31, 2012, respectively. At March 30, 2013 the net market value of the foreign currency exchange contracts was a net asset of $1.9 million, consisting of $2.0 million in assets and $0.1 million in liabilities. At March 31, 2012 the net market value of the foreign currency exchange contracts was a net liability of $0.1 million, consisting of $0.3 million in assets and $0.4 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012, including gains and losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(expressed in thousands)
Beginning unrealized net gain (loss) in AOCI	$787	$414	$(648)	$(365)
Net (gain) loss reclassified into Revenue (effective portion)	(920)	(273)	(760)	129
Net gain (loss) recognized in OCI (effective portion)	2,271	(153)	3,546	224
Ending unrealized net gain (loss) in AOCI	$2,138	$(12)	$2,138	$(12)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was $0.1 million in each of the three and six-fiscal month periods ended March 30, 2013. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and six-fiscal month periods ended March 31, 2012. At March 30, 2013 and March 31, 2012, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2.1 million and a net loss of $0.1 million, respectively. The maximum remaining maturity of any forward or optional contract at March 30, 2013 and March 31, 2012 was 1.3 years and 2.3 years, respectively.

Cash Flow Hedging - Interest Rate Risks
During the three and six-fiscal month periods ended March 31, 2012, the Company used floating to fixed interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. The Company had designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets throughout the entire contractual term of each of the interest rate swap arrangements. During the fiscal year ended September 29, 2012, the Company’s interest rate swap arrangements expired at various times from July 25, 2012 through September 28, 2012.

At March 31, 2012, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million. During the six fiscal month period ended March 31, 2012, the Company paid fixed interest in exchange for interest received at monthly U.S. LIBOR. At March 31, 2012, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.09%. At March 31, 2012, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54%.

The total market value of interest rate swaps at March 31, 2012 was a liability of $0.3 million. The pretax amounts recognized in AOCI on interest rate swaps for the three-fiscal month and six-fiscal month periods ended March 31, 2012 was as follows:

	Three Fiscal Months Ended March 31, 2012	Six Fiscal Months Ended March 31, 2012
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(427)	$(617)
Net loss reclassified into Interest expense (effective portion)	183	359
Net loss recognized in OCI (effective portion)	(38)	(24)
Ending unrealized net loss in AOCI	$(282)	$(282)

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

At March 30, 2013 and March 31, 2012, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $35.9 million and $38.1 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at March 30, 2013 and March 31, 2012 was $11.3 million and $11.8 million, respectively. At March 30, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million. At March 31, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million.

The net losses and gains recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(expressed in thousands)
Net (loss) gain recognized in Other expense, net	$(218)	$205	$(272)	$199

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of March 30, 2013 and September 29, 2012, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	March 30, 2013
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$2,002	$-	$2,002
Total assets	$-	$2,002	$-	$2,002

Liabilities:
Currency contracts(1)	$-	$169	$-	$169
Total liabilities	$-	$169	$-	$169

	September 29, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Assets:
Currency contracts(1)	$-	$432	$-	$432
Total assets	$-	$432	$-	$432

Liabilities:
Currency contracts(1)	$-	$1,572	$-	$1,572
Total liabilities	$-	$1,572	$-	$1,572

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

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

Income tax expense or benefit allocated to each component of other comprehensive income (loss) for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 was as follows:

	March 30, 2013
	Three Fiscal Months Ended			Six Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$(3,584)	$-	$(3,584)	$(3,383)	$-	$(3,383)
Derivative instruments:
Unrealized net gain	2,270	(835)	1,435	3,545	(1,306)	2,239
Net gain reclassified to earnings	(920)	339	(581)	(760)	280	(480)
Defined benefit pension plan:
Unrealized net (loss) gain	(174)	52	(122)	43	(13)	30
Net loss reclassified to earnings	132	(41)	91	260	(79)	181
Currency exchange rate change	180	-	180	46	-	46
Other comprehensive loss	$(2,096)	$(485)	$(2,581)	$(249)	$(1,118)	$(1,367)

	March 31, 2012
	Three Fiscal Months Ended			Six Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$772	$-	$772	$(771)	$-	$(771)
Derivative instruments:
Unrealized net (loss) gain	(192)	72	(120)	198	(73)	125
Net (gain) loss reclassified to earnings	(90)	34	(56)	488	(181)	307
Defined benefit pension plan:
Unrealized net (loss) gain	(122)	53	(69)	130	(45)	85
Net loss reclassified to earnings	20	(6)	14	40	(12)	28
Currency exchange rate change	(54)	-	(54)	18	-	18
Other comprehensive income	$334	$153	$487	$103	$(311)	$(208)

The changes in the net-of-tax balances of each component of AOCI during the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 were as follows:

	March 30, 2013
	Three Fiscal Months Ended				Six Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands )
Beginning balance	$16,935	$497	$(5,317)	$12,115	$16,734	$(408)	$(5,425)	$10,901
Other comprehensive loss before reclassifications	(3,584)	1,435	58	(2,091)	(3,383)	2,239	76	(1,068)
Amounts reclassified to earnings	-	(581)	91	(490)	-	(480)	181	(299)
Other comprehensive loss	(3,584)	854	149	(2,581)	(3,383)	1,759	257	(1,367)
Ending balance	$13,351	$1,351	$(5,168)	$9,534	$13,351	$1,351	$(5,168)	$9,534

	March 31, 2012
	Three Fiscal Months Ended				Six Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands )
Beginning balance	$17,314	$(8)	$(1,712)	$15,594	$18,857	$(616)	$(1,952)	$16,289
Other comprehensive income (loss) before reclassifications	772	(120)	(123)	529	(771)	125	103	(543)
Amounts reclassified to earnings	-	(56)	14	(42)	-	307	28	335
Other comprehensive income (loss)	772	(176)	(109)	487	(771)	432	131	(208)
Ending balance	$18,086	$(184)	$(1,821)	$16,081	$18,086	$(184)	$(1,821)	$16,081

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$920	$273	$760	$(129)	Revenue
Interest rate swaps	-	(183)	-	(359)	Interest expense, net
Total net gains (losses) included in income before income taxes	920	90	760	(488)

Income tax (expense) benefit	(339)	(34)	(280)	181
Total net gains (losses) included in net income	581	56	480	(307)
Defined benefit pension plan:
Actuarial losses	(44)	(7)	(85)	(13)	Cost of sales
Actuarial losses	(39)	(6)	(78)	(12)	Selling and marketing
Actuarial losses	(49)	(7)	(97)	(15)	General and administrative
Total losses included in income before income taxes	(132)	(20)	(260)	(40)
Income tax expense	41	6	79	12
Total net losses included in net income	(91)	(14)	(181)	(28)
Total net-of-tax reclassifications out of accumulated other comprehensive income included in net income	$490	$42	$299	$(335)

10. Financing

Short-term borrowings at March 30, 2013 and September 29, 2012 consist of the following:

	March 30, 2013	September 29, 2012
	(expressed in thousands)
Bank line of credit, swing line loan (3.25% rate in effect at March 30, 2013), maturing September 2017	$5,000	$-
Notes payable, non-interest bearing	-	230
Total short-term borrowings	$5,000	$230

The Company’s credit facility provides for up to $100 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in September 2017. At March 30, 2013 outstanding borrowings under the credit facility were $5.0 million. At March 30, 2013, under the terms of the credit facility borrowings, the fixed interest rate applicable to outstanding credit facility borrowings was 3.25%. At September 29, 2012, the Company had no borrowings outstanding under the $100 million credit facility. Short-term borrowings at September 29, 2012 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors’ subsidiary. At March 30, 2013, the Company had outstanding letters of credit drawn from the credit facility totaling $10.7 million, leaving $84.3 million of unused borrowing capacity. At September 29, 2012, the Company had outstanding letters of credit drawn from the credit facility totaling $10.1 million, leaving $89.9 million of unused borrowing capacity.

11. Income Taxes

As of March 30, 2013, the Company’s liability for unrecognized tax benefits was $2.0 million, of which $0.8 million would favorably affect the Company’s effective tax rate if recognized. At September 29, 2012, the Company’s liability for unrecognized tax benefits was $1.7 million, of which $0.5 million would favorably affect the Company’s effective tax rate, if recognized. As of March 30, 2013, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law. The Act includes legislation that reinstated the United States Research and Development (R&D) tax credit retroactively from January 1, 2012 and extends it through December 31, 2013. As a result of this legislation, the Company recognized a tax benefit of approximately $1.3 million during the second quarter of fiscal year 2013.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 included the following components:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(expressed in thousands)
Service cost	$174	$104	$344	$211
Interest cost	194	211	384	427
Expected return on plan assets	(175)	(167)	(345)	(338)
Net amortization and deferral	132	20	260	40
Net periodic benefit cost	$325	$168	$643	$340

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and six-fiscal month periods ended March 30, 2013 and March 31, 2012 was 5.2% and 5.4%, respectively.

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

Financial Results

Total Company

Orders and Backlog

Three Fiscal Months Ended March 30, 2013 (“Second Quarter of Fiscal 2013”) Compared to Three Fiscal Months Ended March 31, 2012 (“Second Quarter of Fiscal 2012”)

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 30, 2013	Estimated		Three Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Orders	$137.7	$4.2	$(2.1)	$135.6

Orders totaled $137.7 million, an increase of $2.1 million, or 1.5%, including an estimated 1.5% unfavorable impact of currency translation, compared to orders of $135.6 million for the Second Quarter of Fiscal 2012. Orders in both the current quarter and prior year included one large (in excess of $5.0 million) custom Test segment (“Test”) order of approximately $5 million. Test orders grew 3.5% while Sensors segment (“Sensors”) orders declined 6.6%.

Backlog of undelivered orders at the end of the quarter was $287.3 million, a decrease of 2.4% compared to backlog of $294.4 million at the end of the Second Quarter of Fiscal 2012. While the Company’s backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations. Second Quarter of Fiscal 2013 beginning backlog was unfavorably impacted by a custom order in Test totaling approximately $2.1 million that was cancelled during the First Quarter of Fiscal 2013. This order was booked in the previous fiscal year.

Results of Operations

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	March 30, 2013	March 31, 2012	Variance		% Variance
Revenue	$136.9	$129.0	$7.9		6.1%
Cost of sales	83.0	72.6	10.4		14.3%
Gross profit	53.9	56.4	(2.5)		-4.4%
Gross margin	39.4%	43.7%	(4.3	) pts

Operating expenses:
Selling and marketing	19.5	19.2	0.3		1.6%
General administrative	13.2	13.9	(0.7)		-5.0%
Research and development	5.6	6.1	(0.5)		-8.2%
Total operating expenses	38.3	39.2	(0.9)		-2.3%

Income from operations	15.6	17.2	(1.6)		-9.3%

Interest expense, net	(0.2)	(0.2)	-		0.0%
Other expense, net	(0.9)	(0.4)	(0.5)		125.0%

Income before income taxes	14.5	16.6	(2.1)		-12.7%
Income tax provision	3.4	5.4	(2.0)		-37.0%
Net income	$11.1	$11.2	$(0.1)		-0.9%

Diluted earnings per share	$0.69	$0.69	$-		0.0%

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 30, 2013	Estimated		Three Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Revenue	$136.9	$10.1	$(2.2)	$129.0
Cost of sales	83.0	12.0	(1.6)	72.6
Gross profit	53.9	(1.9)	(0.6)	56.4
	39.4%			43.7%

Operating expenses:
Selling and marketing	19.5	0.5	(0.2)	19.2
General administrative	13.2	(0.6)	(0.1)	13.9
Research and development	5.6	(0.5)	-	6.1
Total operating expenses	38.3	(0.6)	(0.3)	39.2

Income from operations	$15.6	$(1.3)	$(0.3)	$17.2

Revenue was $136.9 million, an increase of $7.9 million, or 6.1%, compared to revenue of $129.0 million for the Second Quarter of Fiscal 2012. The increase was primarily driven by strong backlog execution in Test, partially offset by a lower beginning backlog and reduced order volume in Sensors, as well as an estimated $2.2 million unfavorable impact of currency translation. Test revenue increased 10.7% to $113.9 million, while Sensors revenue decreased 11.9% to $23.0 million.

Gross profit was $53.9 million, a decrease of $2.5 million, or 4.4%, compared to gross profit of $56.4 million for the Second Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 39.4%, a decrease of 4.3 percentage points from 43.7% for the Second Quarter of Fiscal 2012. This decrease reflects unfavorable mix, resulting from an 11.9% reduction in higher-margin Sensors revenue, as well as a higher proportion of lower-margin custom development products in Test. The gross profit rate was also negatively impacted by approximately 1 percentage point from continued investment in productivity and infrastructure initiatives in Test, as well as 1 percentage point from lower engineering labor utilization in Test. These decreases were partially offset by volume leverage in Test. The productivity and infrastructure initiatives are focused on the building of a scalable enterprise and include investments in the Company’s operating system, selling process, and service delivery system. These investments will likely continue for the remainder of fiscal year 2013 and into fiscal year 2014.

Selling and marketing expense was $19.5 million, an increase of $0.3 million, or 1.6%, compared to $19.2 million for the Second Quarter of Fiscal 2012. This increase was primarily due to increased spending on marketing initiatives, travel and other discretionary spending to support selling efforts, partially offset by lower sales commissions and reduced bad debt expense. Selling and marketing expense as a percentage of revenue was 14.2% on higher volume, compared to 14.9% for the Second Quarter of Fiscal 2012.

General and administrative expense was $13.2 million, a decrease of $0.7 million, or 5.0%, compared to $13.9 million for the Second Quarter of Fiscal 2012. This decrease is primarily driven by a lower level of investment in strategic and compliance initiatives compared to the Second Quarter of Fiscal 2012, partially offset by higher compensation and benefits driven by senior management transition-related expenses in Sensors of $0.5 million as well as increased headcount in Test. General and administrative expense as a percentage of revenue was 9.6%, compared to 10.8% for the Second Quarter of Fiscal 2012.

Research and development expense was $5.6 million, a decrease of $0.5 million, or 8.2%, compared to $6.1 million for the Second Quarter of Fiscal 2012, primarily due to timing of planned expenditures in Test. Research and development expense as a percentage of revenue was 4.1%, compared to 4.7% for the Second Quarter of Fiscal 2012.

Income from operations was $15.6 million, a decrease of $1.6 million, or 9.3%, compared to income from operations of $17.2 million for the Second Quarter of Fiscal 2012. This decrease was driven by lower gross profit, partially offset by decreased operating expenses. Operating income as a percentage of revenue was 11.4%, compared to 13.3% for the Second Quarter of Fiscal 2012.

Interest expense, net was $0.2 million, relatively flat compared to the Second Quarter of Fiscal 2012.

Other expense, net was $0.9 million, an increase of $0.5 million, or 125.0%, compared to $0.4 million in the Second Quarter of Fiscal 2012. This increase was primarily due to $0.6 million increased net losses on foreign currency transactions driven by volatility in the value of the U.S. dollar against the Japanese Yen during Second Quarter of Fiscal 2013.

Provision for income taxes totaled $3.4 million for the Second Quarter of Fiscal 2013, a decrease of $2.0 million, or 37.0%, compared to $5.4 million for the Second Quarter of Fiscal 2012, primarily due to a lower effective tax rate as well as decreased income before income taxes. The effective tax rate for the Second Quarter of Fiscal 2013 was 23.8%, a decrease of 8.9 percentage points compared to a tax rate of 32.7% for the Second Quarter of Fiscal 2012. This decrease was primarily due to the enactment of tax legislation in the Second Quarter of Fiscal 2013 that retroactively extended the United States research and development tax credit and resulted in a tax benefit of $1.3 million.

Net income was $11.1 million, relatively flat compared to $11.2 million for the Second Quarter of Fiscal 2012, as lower income from operations and increased net losses on foreign currency transactions was substantially offset by a decrease in the effective tax rate. Earnings per diluted share were $0.69, flat compared to the Second Quarter of Fiscal 2012.

Segment Results

Test Segment

Orders and Backlog

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 30, 2013	Estimated		Three Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Orders	$113.7	$5.2	$(1.4)	$109.9

Orders totaled $113.7 million, an increase of $3.8 million, or 3.5%, compared to orders of $109.9 million for the Second Quarter of Fiscal 2012. Orders in both the Second Quarter of Fiscal 2013 and Fiscal 2012 included a $5 million European order in the ground vehicles market. Geographically, Asia grew 16.4% and the Americas increased 0.8%, driven by growth in base orders (those under $5.0 million) in the ground vehicles market. Europe declined 10.8%, primarily driven by timing of wind energy orders in the structures market, partially offset by growth in service orders. Currency translation unfavorably impacted orders by approximately $1.4 million. Test accounted for 82.6% of total Company orders, compared to 81.0% for the Second Quarter of Fiscal 2012.

Backlog of undelivered orders at the end of the quarter was $271.6 million, a decrease of 2.5% compared backlog of $278.6 million at the end of the Second Quarter of Fiscal 2012. As previously mentioned, Second Quarter of Fiscal 2013 beginning backlog was negatively impacted by a custom order totaling approximately $2.1 million that was cancelled during the First Quarter of Fiscal 2013.

Results of Operations

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 results of operations for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 30, 2013	Estimated		Three Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Revenue	$113.9	$12.7	$(1.7)	$102.9
Cost of sales	72.6	12.5	(1.4)	61.5
Gross profit	41.3	0.2	(0.3)	41.4
	36.3%			40.2%

Operating expenses:
Selling and marketing	15.5	0.2	(0.1)	15.4
General administrative	9.6	(0.9)	-	10.5
Research and development	4.2	(0.6)	-	4.8
Total operating expenses	29.3	(1.3)	(0.1)	30.7

Income from operations	$12.0	$1.5	$(0.2)	$10.7

Revenue was $113.9 million, an increase of $11.0 million, or 10.7%, compared to revenue of $102.9 million for the Second Quarter of Fiscal 2012. The increase was primarily driven by strong backlog execution, partially offset by an estimated $1.7 million unfavorable impact of currency translation. The backlog conversion rate benefited from the implementation of operational process improvements. These improvements include the implementation of project scheduling and sales and operations planning processes which are used to forecast and schedule engineering and manufacturing labor requirements based on planned future sales.

Gross profit was $41.3 million, relatively flat compared to the Second Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 36.3%, a decrease of 3.9 percentage points from 40.2% for the Second Quarter of Fiscal 2012. Of the reduced gross profit rate, approximately 3 percentage points resulted from an unfavorable mix of lower-margin projects, 1 percentage point resulted from continued investment in productivity and infrastructure initiatives, and 1 percentage point resulted from lower engineering labor utilization caused primarily by increased innovation and training initiatives during the quarter. These decreases were partially offset by leverage on higher volume. As previously mentioned, the productivity and infrastructure initiatives are focused on the building of a scalable enterprise and include investments in the Company’s operating system, selling process, and service delivery system. These investments will likely continue for the remainder of fiscal year 2013 and into fiscal year 2014.

Selling and marketing expense was $15.5 million, relatively flat compared to the Second Quarter of Fiscal 2012. Continued investment in sales expansion to drive future revenue growth, primarily comprised of higher compensation and benefits resulting from increased headcount, as well as increased travel and other discretionary expenses to support current sales efforts, was largely offset by lower sales commissions, severance charges of $0.6 million recognized in the Second Quarter of Fiscal 2012, and reduced bad debt expense. Selling and marketing expense as a percentage of revenue was 13.6% on higher volume, compared to 15.0% for the Second Quarter of Fiscal 2012.

General and administrative expense was $9.6 million, a decrease of $0.9 million, or 8.6%, compared to $10.5 million for the Second Quarter of Fiscal 2012. This decrease is primarily driven by a lower level of investment in strategic and compliance initiatives. General and administrative expense as a percentage of revenue was 8.4%, compared to 10.2% for the Second Quarter of Fiscal 2012.

Research and development expense was $4.2 million, a decrease of $0.6 million, or 12.5%, compared to $4.8 million for the Second Quarter of Fiscal 2012, due to the timing of planned expenditures. Research and development expense as a percentage of revenue was 3.7%, compared to 4.7% for the Second Quarter of Fiscal 2012.

Income from operations was $12.0 million, an increase of $1.3 million, or 12.1%, compared to income from operations of $10.7 million for the Second Quarter of Fiscal 2012, primarily driven by decreased operating expenses. Operating income as a percentage of revenue was 10.5%, compared to 10.4% for the Second Quarter of Fiscal 2012.

Sensors Segment

Orders and Backlog

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 30, 2013	Estimated		Three Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Orders	$24.0	$(1.0)	$(0.7)	$25.7

Orders totaled $24.0 million, a decrease of $1.7 million, or 6.6%, including an estimated 2.7% unfavorable impact of currency translation, compared to orders of $25.7 million for the Second Quarter of Fiscal 2012. The industrial market was down modestly at 4.0%, primarily driven by weaker demand in the plastics and steel markets in Asia. The mobile hydraulic market was down 15.9%, primarily driven by Original Equipment Manufacturers reducing their inventory levels in response to lower demand in the Americas and Europe. Sensors accounted for 17.4% of total Company orders, compared to 19.0% for the Second Quarter of Fiscal 2012.

Backlog of undelivered orders at the end of the quarter was $15.7 million, relatively flat compared to backlog of $15.8 million at the end of the Second Quarter of Fiscal 2012.

Results of Operations

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following is a comparison of Second Quarter of Fiscal 2013 and Second Quarter of Fiscal 2012 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 30, 2013	Estimated		Three Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Revenue	$23.0	$(2.6)	$(0.5)	$26.1
Cost of sales	10.4	(0.5)	(0.2)	11.1
Gross profit	12.6	(2.1)	(0.3)	15.0
	54.8%			57.4%

Operating expenses:
Selling and marketing	4.0	0.3	(0.1)	3.8
General administrative	3.6	0.3	(0.1)	3.4
Research and development	1.4	0.1	-	1.3
Total operating expenses	9.0	0.7	(0.2)	8.5

Income from operations	$3.6	$(2.8)	$(0.1)	$6.5

Revenue was $23.0 million, a decrease of $3.1 million, or 11.9%, compared to revenue of $26.1 million for the Second Quarter of Fiscal 2012. This decrease was primarily driven by lower order volume, as well as an estimated $0.5 million unfavorable impact of currency translation.

Gross profit was $12.6 million, a decrease of $2.4 million, or 16.0%, compared to gross profit of $15.0 million for the Second Quarter of Fiscal 2012, driven by lower revenue volume. Gross profit as a percentage of revenue was 54.8%, a decrease of 2.6 percentage points from 57.4% for the Second Quarter of Fiscal 2012, driven by reduced leverage on lower volume.

Selling and marketing expense was $4.0 million, an increase of $0.2 million, or 5.3%, compared to $3.8 million for the Second Quarter of Fiscal 2012. The increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth. Selling and marketing expense as a percentage of revenue was 17.4%, compared to 14.6% for the Second Quarter of Fiscal 2012.

General and administrative expense was $3.6 million, an increase of $0.2 million, or 5.9%, compared to $3.4 million for the Second Quarter of Fiscal 2012. This increase is primarily driven by $0.5 million higher compensation and benefits for senior management transition-related expenses, partially offset by a lower level of investment in strategic and compliance initiatives. General and administrative expense as a percentage of revenue was 15.7%, compared to 13.0% for the Second Quarter of Fiscal 2012.

Research and development expense was $1.4 million, relatively flat compared to the Second Quarter of Fiscal 2012. Research and development expense as a percentage of revenue was 6.1%, compared to 5.0% for the Second Quarter of Fiscal 2012.

Income from operations was $3.6 million, a decrease of $2.9 million, or 44.6%, compared to income from operations of $6.5 million for the Second Quarter of Fiscal 2012. The decrease was primarily due to lower gross profit and higher operating expenses. Operating income as a percentage of revenue was 15.7%, compared to 24.9% for the Second Quarter of Fiscal 2012.

Financial Results

Total Company

Orders and Backlog

Six Fiscal Months Ended March 30, 2013 (“First Half of Fiscal 2013”) Compared to Six Fiscal Months Ended March 31, 2012 (“First Half of Fiscal 2012”)

The following is a comparison of First Half of Fiscal 2013 and First Half of Fiscal 2012 orders, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended March 30, 2013	Estimated		Six Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Orders	$277.0	$10.0	$(3.5)	$270.5

Orders totaled $277.0 million, an increase of $6.5 million, or 2.4%, including an estimated 2.6% unfavorable impact of currency translation, compared to orders of $270.5 million for the First Half of Fiscal 2012. This increase was driven by three large (in excess of $5.0 million) custom Test segment (“Test”) orders totaling approximately $26 million. There was one large custom Test segment order of approximately $5 million in the First Half of Fiscal 2012. Test orders grew 4.4% while Sensors segment (“Sensors”) orders declined 6.4%.

Backlog of undelivered orders at the end of the period was $287.3 million, compared to backlog of $294.4 million at the end of the First Half of Fiscal 2012.

Results of Operations

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

The following is a comparison of First Half of Fiscal 2013 and First Half of Fiscal 2012 statements of operations (in millions, except per share data):

	Six Fiscal Months Ended
	March 30, 2013	March 31, 2012	Variance		% Variance
Revenue	$279.6	$262.7	$16.9		6.4%
Cost of sales	169.1	147.6	21.5		14.6%
Gross profit	110.5	115.1	(4.6)		-4.0%
Gross margin	39.5%	43.8%	(4.3	) pts

Operating expenses:
Selling and marketing	38.7	36.2	2.5		6.9%
General administrative	25.5	27.1	(1.6)		-5.9%
Research and development	10.6	11.1	(0.5)		-4.5%
Total operating expenses	74.8	74.4	0.4		0.5%

Income from operations	35.7	40.7	(5.0)		-12.3%

Interest expense, net	(0.2)	(0.4)	0.2		-50.0%
Other expense, net	(0.5)	(0.4)	(0.1)		25.0%

Income before income taxes	35.0	39.9	(4.9)		-12.3%
Income tax provision	10.2	13.2	(3.0)		-22.7%
Net income	$24.8	$26.7	$(1.9)		-7.1%

Diluted earnings per share	$1.56	$1.67	$(0.11)		-6.6%

The following is a comparison of First Half of Fiscal 2013 and First Half of Fiscal 2012 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended March 30, 2013	Estimated		Six Fiscal Months Ended March 31, 2012
		Business Change	Currency Translation
Revenue	$279.6	$20.9	$(4.0)	$262.7
Cost of sales	169.1	24.2	(2.7)	147.6
Gross profit	110.5	(3.3)	(1.3)	115.1
	39.5%			43.8%

Operating expenses:
Selling and marketing	38.7	3.0	(0.5)	36.2
General administrative	25.5	(1.4)	(0.2)	27.1
Research and development	10.6	(0.5)	-	11.1
Total operating expenses	74.8	1.1	(0.7)	74.4

Income from operations	$35.7	$(4.4)	$(0.6)	$40.7

Revenue was $279.6 million, an increase of $16.9 million, or 6.4%, compared to revenue of $262.7 million for the First Half of Fiscal 2012. The increase was primarily driven by strong backlog execution in Test, partially offset by a lower beginning backlog and reduced order volume in Sensors, as well as an estimated $4.0 million unfavorable impact of currency translation. Test revenue increased 11.2% to $235.1 million, while Sensors revenue decreased 13.1% to $44.5 million.

Gross profit was $110.5 million, a decrease of $4.6 million, or 4.0%, compared to gross profit of $115.1 million for the First Half of Fiscal 2012. Gross profit as a percentage of revenue was 39.5%, a decrease of 4.3 percentage points from 43.8% for the First Half of Fiscal 2012. This decrease reflects an unfavorable mix, resulting from a higher proportion of lower-margin custom development products in Test, as well as a 13.1% reduction in higher-margin Sensors revenue. The gross profit rate was also negatively impacted by approximately 1 percentage point from continued investment in productivity and infrastructure initiatives in Test, as well as 1 percentage point from higher warranty expense and lower engineering labor utilization in Test. These decreases were partially offset by volume leverage in Test. As previously mentioned, the productivity and infrastructure initiatives are focused on the building of a scalable enterprise and include investments in the Company’s operating system, selling process, and service delivery system. These investments will likely continue for the remainder of fiscal year 2013 and into fiscal year 2014.

Selling and marketing expense was $38.7 million, an increase of $2.5 million, or 6.9%, compared to $36.2 million for the First Half of Fiscal 2012. This increase was primarily driven by investment in sales expansion, primarily comprised of higher compensation and benefits resulting from increased headcount, as well as increased travel and other discretionary expenses to support selling efforts, partially offset by reduced bad debt expense and lower sales commissions. Selling and marketing expense as a percentage of revenue was 13.8% on higher volume, compared to 13.8% for the First Half of Fiscal 2012.

General and administrative expense was $25.5 million, a decrease of $1.6 million, or 5.9%, compared to $27.1 million for the First Half of Fiscal 2012. This decrease is primarily driven by a lower level of investment in strategic and compliance initiatives, partially offset by higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 9.1%, compared to 10.3% for the First Half of Fiscal 2012.

Research and development expense was $10.6 million, a decrease of $0.5 million, or 4.5%, compared to $11.1 million for the First Half of Fiscal 2012, primarily due to timing of planned expenditures in Test. Research and development expense as a percentage of revenue was 3.8%, compared to 4.2% for the First Half of Fiscal 2012.

Income from operations was $35.7 million, a decrease of $5.0 million, or 12.3%, compared to income from operations of $40.7 million for the First Half of Fiscal 2012. This decrease was driven by lower gross profit. Operating income as a percentage of revenue was 12.8%, compared to 15.5% for the First Half of Fiscal 2012.

Interest expense, net was $0.2 million, a decrease of $0.2 million, or 50.0%, compared to $0.4 million of net interest expense in the First Half of Fiscal 2012, driven by a $0.3 million reduction in interest expense resulting from an overall lower level of borrowings under the Company’s credit facility.

Other expense, net was $0.5 million, an increase of $0.1 million compared to $0.4 million in the First Half of Fiscal 2012. This increase is primarily due to $0.5 million increased net losses on foreign currency transactions driven by volatility in the value of the U.S. dollar against the Japanese Yen during First Half of Fiscal 2013, partially offset by $0.4 million higher royalty income in the First Half of Fiscal 2013 associated with a Test product line that was sold by the Company in fiscal year 2012.

Provision for income taxes totaled $10.2 million for the First Half of Fiscal 2013, a decrease of $3.0 million, or 22.7%, compared to $13.2 million for the First Half of Fiscal 2012, primarily due to decreased income before income taxes and a lower effective tax rate. The effective tax rate for the First Half of Fiscal 2013 was 29.1%, a decrease of 4.0 percentage points compared to a tax rate of 33.1% for the First Half of Fiscal 2012, primarily due to the enactment of tax legislation in the Second Quarter of Fiscal 2013 that retroactively extended the United States research and development tax credit and provided a tax benefit of $1.0 million.

Net income was $24.8 million, a decrease of $1.9 million, or 7.1%, compared to $26.7 million for the First Half of Fiscal 2012. Earnings per diluted share decreased $0.11 to $1.56, compared to $1.67 for the First Half of Fiscal 2012. The decrease was primarily driven by lower income from operations, partially offset by a decrease in the effective tax rate.

Segment Results

Test Segment

Orders and Backlog

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

The following is a comparison of First Half of Fiscal 2013 and First Half of Fiscal 2012 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended March 30, 2013			Six Fiscal Months Ended March 31, 2012
		Estimated
		Business Change	Currency Translation

Orders	$230.4	$11.8	$(2.1)	$220.7

Orders totaled $230.4 million, an increase of $9.7 million, or 4.4%, compared to orders of $220.7 million for the First Half of Fiscal 2012. The First Half of Fiscal 2013 orders included two large European orders in the ground vehicles market totaling $17 million, one of which was for a rolling road wind tunnel measurement system and the other was for a transmission test system, as well as a $9 million Americas’ structures market order for a vehicle motion simulator. First Half of Fiscal 2012 orders included one large custom order of approximately $5 million. Geographically, Europe increased 15.2% and the Americas grew 4.2%, driven by the previously mentioned large orders. Asia declined 2.5%, primarily due to the cyclical nature of Chinese seismic orders, as well as timing of wind energy orders, in the structures market. Currency translation unfavorably impacted orders by approximately $2.1 million. Test accounted for 83.2% of total Company orders, compared to 81.6% for the First Half of Fiscal 2012.

Backlog of undelivered orders at the end of the quarter was $271.6 million, compared to backlog of $278.6 million at the end of the Second Quarter of Fiscal 2012.

Results of Operations

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

The following is a comparison of First Half of Fiscal 2013 and First Half of Fiscal 2012 results of operations for Test, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended March 30, 2013			Six Fiscal Months Ended March 31, 2012
		Estimated
		Business Change	Currency Translation

Revenue	$235.1	$26.4	$(2.8)	$211.5
Cost of sales	149.1	25.9	(2.2)	125.4
Gross profit	86.0	0.5	(0.6)	86.1
	36.6%			40.7%

Operating expenses:
Selling and marketing	30.5	2.1	(0.2)	28.6
General administrative	19.1	(1.5)	-	20.6
Research and development	8.0	(0.5)	-	8.5
Total operating expenses	57.6	0.1	(0.2)	57.7

Income from operations	$28.4	$0.4	$(0.4)	$28.4

Revenue was $235.1 million, an increase of $23.6 million, or 11.2%, compared to revenue of $211.5 million for the First Half of Fiscal 2012. The increase was primarily driven by a strong execution on 5.2% higher beginning backlog, partially offset by an estimated $2.8 million unfavorable impact of currency translation. The backlog conversion rate benefited from the implementation of operational process improvements.

Gross profit was $86.0 million, relatively flat compared to gross profit of $86.1 million for the First Half of Fiscal 2012. Gross profit as a percentage of revenue was 36.6%, a decrease of 4.1 percentage points from 40.7% for the First Half of Fiscal 2012. Of the reduced gross profit rate, approximately 2 percentage points resulted from an unfavorable mix of lower-margin projects, 1 percentage point resulted from continued investment in productivity and infrastructure initiatives, and 1 percentage point resulted from increased warranty expense and lower engineering labor utilization caused primarily by increased innovation and training initiatives during the current year. These decreases were partially offset by leverage on higher volume. As previously mentioned, the productivity and infrastructure initiatives are focused on the building of a scalable enterprise and include investments in the Company’s operating system, selling process, and service delivery system. These investments will likely continue for the remainder of fiscal year 2013 and into fiscal year 2014.

Selling and marketing expense was $30.5 million, an increase of $1.9 million, or 6.6%, compared to $28.6 million for the First Half of Fiscal 2012. This increase was primarily driven by investment in sales expansion, primarily comprised of higher compensation and benefits resulting from increased headcount, as well as increased travel and other discretionary expenses to support selling efforts, partially offset by reduced bad debt expense and lower sales commissions. Selling and marketing expense as a percentage of revenue was 13.0% on higher volume, compared to 13.5% for the First Half of Fiscal 2012.

General and administrative expense was $19.1 million, a decrease of $1.5 million, or 7.3%, compared to $20.6 million for the First Half of Fiscal 2012. This decrease is primarily driven by a relatively lower level of investment in legal and compliance initiatives, partially offset by higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 8.1%, compared to 9.7% for the First Half of Fiscal 2012.

Research and development expense was $8.0 million, a decrease of $0.5 million, or 5.9%, compared to the First Half of Fiscal 2012, due to timing of planned expenditures. Research and development expense as a percentage of revenue was 3.4%, compared to 4.0% for the First Half of Fiscal 2012.

Income from operations was $28.4 million, flat compared to the First Half of Fiscal 2012. Operating income as a percentage of revenue was 12.1%, compared to 13.4% for the First Quarter of Fiscal 2012.

Sensors Segment

Orders and Backlog

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

The following is a comparison of First Half of Fiscal 2013 and First Quarter of Fiscal 2012 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended March 30, 2013			Six Fiscal Months Ended March 31, 2012
		Estimated
		Business Change	Currency Translation

Orders	$46.6	$(1.8)	$(1.4)	$49.8

Orders totaled $46.6 million, a decrease of $3.2 million, or 6.4%, including an estimated 5.4% unfavorable impact of currency translation, compared to orders of $49.8 million for the First Half of Fiscal 2012, primarily due to soft market conditions in Europe and Japan. The industrial market was down 4.2% while the mobile hydraulic market was down 15.9%. Sensors accounted for 16.8% of total Company orders, compared to 18.4% for the First Half of Fiscal 2012.

Backlog of undelivered orders at the end of the quarter was $15.7 million, relatively flat compared to backlog of $15.8 million at the end of the Second Quarter of Fiscal 2012.

Results of Operations

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

The following is a comparison of First Half of Fiscal 2013 and First Half of Fiscal 2012 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Six Fiscal Months Ended March 30, 2013			Six Fiscal Months Ended March 31, 2012
		Estimated
		Business Change	Currency Translation

Revenue	$44.5	$(5.5)	$(1.2)	$51.2
Cost of sales	20.0	(1.7)	(0.5)	22.2
Gross profit	24.5	(3.8)	(0.7)	29.0
	55.1%			56.7%

Operating expenses:
Selling and marketing	8.2	0.9	(0.3)	7.6
General administrative	6.4	0.1	(0.2)	6.5
Research and development	2.6	-	-	2.6
Total operating expenses	17.2	1.0	(0.5)	16.7

Income from operations	$7.3	$(4.8)	$(0.2)	$12.3

Revenue was $44.5 million, a decrease of $6.7 million, or 13.1%, compared to revenue of $51.2 million for the First Half of Fiscal 2012. This decrease was primarily driven by a 20.8% lower beginning backlog, reduced order volume, and an estimated $1.2 million unfavorable impact of currency translation.

Gross profit was $24.5 million, a decrease of $4.5 million, or 15.5%, compared to gross profit of $29.0 million for the First Half of Fiscal 2012, driven by lower revenue volume. Gross profit as a percentage of revenue was 55.1%, a decrease of 1.6 percentage points from 56.7% for the First Half of Fiscal 2012, driven by reduced leverage on lower volume.

Selling and marketing expense was $8.2 million, an increase of $0.6 million, or 7.9%, compared to $7.6 million for the First Half of Fiscal 2012. The increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth. Selling and marketing expense as a percentage of revenue was 18.4%, compared to 14.8% for the First Half of Fiscal 2012.

General and administrative expense was $6.4 million, relatively flat compared to $6.5 million for the First Half of Fiscal 2012, as a relatively lower level of investment in strategic and compliance initiatives was substantially offset by higher compensation and benefits driven by senior management transition-related expenses. General and administrative expense as a percentage of revenue was 14.4% on lower volume, compared to 12.7% for the First Quarter of Fiscal 2012.

Research and development expense was $2.6 million, flat compared to the First Half of Fiscal 2012. Research and development expense as a percentage of revenue was 5.8% on lower volume, compared to 5.1% for the First Half of Fiscal 2012.

Income from operations was $7.3 million, a decrease of $5.0 million, or 40.7%, compared to income from operations of $12.3 million for the First Half of Fiscal 2012. The decrease was primarily due to lower gross profit and higher operating expenses. Operating income as a percentage of revenue was 16.4%, compared to 24.0% for the First Half of Fiscal 2012.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $46.6 million at the end of the Second Quarter of Fiscal 2013. Of this amount, $2.9 million was located in North America, $28.2 million in Europe, and $15.5 million in Asia. Of the $43.7 million of cash located outside of North America, approximately $33.0 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2013, the Company held no short-term investments.

Total cash and cash equivalents decreased $33.2 million in the First Half of Fiscal 2013, primarily due to increased working capital requirements, investments in property and equipment, and dividend payments, partially offset by earnings. Total cash and cash equivalents increased $19.2 million in the First Half of Fiscal 2012, primarily due to earnings and proceeds from the exercise of stock options, partially offset by dividend payments, investment in property and equipment, employee incentives and related benefit payments. The Company believes that its liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations, are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

Cash flows from operating activities used cash totaling $15.5 million for the First Half of Fiscal 2013, compared to cash provided of $19.6 million for the First Half of Fiscal 2012. Cash used for the First Half of Fiscal 2013 was primarily due to $29.2 million increased accounts and unbilled receivables resulting from general timing of billings and collections, $7.1 million increased inventories to support future revenue, $4.8 million decreased accounts payable resulting from general timing of purchases and payments, $2.4 million decreased advance payments received from customers driven by the timing of orders, and $3.4 million net employee incentives and related benefit payments.

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

Cash flows from investing activities required the use of cash totaling $14.4 million for the First Half of Fiscal 2013, compared to the use of cash totaling $6.7 million for the First Half of Fiscal 2012, each of which reflects investment in property and equipment. The significant increase was driven by investments in various growth and productivity initiatives.

Cash flows from financing activities used cash totaling $1.0 million for the First Half of Fiscal 2013, compared to the cash provided totaling $6.7 million for the First Half of Fiscal 2012. The cash used for the First Half of Fiscal 2013 was primarily due to cash dividend payments totaling $9.6 million, partially offset by $5.0 million proceeds from short-term borrowings, and $3.4 million received in connection with stock option exercises. The cash provided for the First Half of Fiscal 2012 was primarily due to $14.0 million received in connection with stock option exercises, partially offset by payment of cash dividends of $8.0 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2013, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of March 30, 2013, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company has three reporting units, two of which are assigned goodwill. At March 30, 2013, one reporting unit was assigned $14.8 million of goodwill while another was assigned $1.5 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.5 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.7 million of goodwill exceeded its carrying value by approximately 28 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at March 30, 2013 included $46.6 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the six-fiscal month period ended March 30, 2013.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $13.1 million in revenue for the six-fiscal month period ended March 30, 2013.

At March 30, 2013, the Company’s short-term borrowings outstanding consisted of $5.0 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a fixed rate and, therefore, is not impacted by the effect of increases or decreases in market interest rates.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1. Legal Proceedings

Investigative Matters
As previously reported by the Company with disclosures starting in March 2012, the Company investigated certain gift, travel, entertainment and other expenses incurred in connection with some of the Company’s operations in the Asia Pacific region. The investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work has been completed and the Company has taken remedial actions, including changes to internal control procedures and removing certain persons formerly employed in its Korea office. The Company voluntarily disclosed this matter to the Department of Justice and the SEC. Additionally, the Company disclosed this matter to the U.S. Air Force pursuant to its Administrative Agreement with the U.S. Air Force. The Company presented the results of its investigation and its corrective actions to representatives of the Department of Justice and the SEC on January 16, 2013. The Company cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on its business prospects, financial condition, operating results or cash flows.

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of March 30, 2013 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 6. Exhibits

Exhibit Number	Description

10.1

Letter Agreement (with Annexes A-D and Exhibit A) Regarding Accelerated Share Repurchase Program by and between the Company and J.P Morgan Securities, Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated September 7, 2012 (filed herewith).

10.2	Letter Agreement, dated February 25, 2013, between the Company and William E. Bacharach (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101.INS **	XBRL Instance Document (furnished herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

MTS SYSTEMS CORPORATION

Dated: May 6, 2013	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer *

* Executing as both the principal financial officer and duly authorized officer of the Company.