Form 10-Q
period 2013-06-29
MTS SYSTEMS CORP
filed 2013-08-05
CIK 68709

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive, Eden Prairie, MN 55344

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code:  (952) 937-4000

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

☐  Yes                               ☒  No

The number of shares outstanding of each of the issuer’s common stock as of August 2, 2013 was 15,607,369 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE AND NINE FISCAL MONTHS ENDED JUNE 29, 2013

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

MTS SYSTEMS CORPORATION

Consolidated Balance Sheets

(unaudited - in thousands except per share data)

	June 29, 2013	September 29, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$53,568	$79,852
Accounts receivable, net of allowances for doubtful accounts of $1,992 and $2,247, respectively	90,618	84,119
Unbilled accounts receivable	61,876	51,306
Inventories	79,875	67,979
Prepaid expenses and other current assets	11,476	6,982
Deferred income taxes	10,055	10,665
Total current assets	307,468	300,903

Property and equipment, net	74,897	61,653
Goodwill	16,589	16,239
Other intangible assets, net	20,587	23,077
Other assets	4,399	4,696
Deferred income taxes	2,530	2,870
Total Assets	$426,470	$409,438

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$10,000	$230
Accounts payable	28,159	33,744
Accrued payroll and related costs	31,057	30,731
Advance payments from customers	54,057	65,833
Accrued warranty costs	5,132	3,984
Accrued income taxes	1,877	3,510
Deferred income taxes	2,682	2,627
Other accrued liabilities	17,267	19,573
Total current liabilities	150,231	160,232

Deferred income taxes	8,672	8,671
Non-current accrued income taxes	2,045	1,666
Defined benefit pension plan obligation	8,174	7,761
Other long-term liabilities	3,459	4,389
Total Liabilities	172,581	182,719

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,620 and 15,640 shares issued and outstanding as of June 29, 2013 and September 29, 2012, respectively	3,905	3,910
Additional paid-in capital	6,126	652
Retained earnings	233,493	211,256
Accumulated other comprehensive income	10,365	10,901
Total Shareholders’ Investment	253,889	226,719
Total Liabilities and Shareholders’ Investment	$426,470	$409,438

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Product	$118,396	$125,339	$362,810	$355,578
Service	16,663	16,358	51,834	48,835
Total revenue	135,059	141,697	414,644	404,413
Cost of sales:
Product	70,511	69,831	220,030	201,351
Service	9,952	8,198	29,511	24,291
Total cost of sales	80,463	78,029	249,541	225,642
Gross profit	54,596	63,668	165,103	178,771

Operating expenses:
Selling and marketing	20,337	19,596	59,035	55,811
General and administrative	11,620	13,043	37,109	40,156
Research and development	6,211	5,097	16,851	16,124
U.S. Government settlement	—	7,750	—	7,750
Total operating expenses	38,168	45,486	112,995	119,841

Income from operations	16,428	18,182	52,108	58,930

Interest (expense) income, net	(50)	264	(194)	(154)
Other income (expense), net	405	81	(97)	(341)

Income before income taxes	16,783	18,527	51,817	58,435
Provision for income taxes	5,236	8,918	15,426	22,130
Net income	$11,547	$9,609	$36,391	$36,305

Earnings per share:
Basic-
Earnings per share	$0.73	$0.60	$2.32	$2.29
Weighted average number of common shares outstanding - basic	15,733	16,048	15,708	15,878

Diluted-
Earnings per share	$0.72	$0.59	$2.29	$2.26
Weighted average number of common shares outstanding - diluted	15,945	16,197	15,906	16,045

Dividends declared per share	$0.30	$0.25	$0.90	$0.75

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Comprehensive Income

(unaudited - in thousands)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$11,547	$9,609	$36,391	$36,305
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,070	(3,366)	(2,313)	(4,137)
Derivative instruments:
Unrealized net gain	32	312	2,271	437
Net (gain) loss reclassified to earnings	(107)	179	(587)	486
Defined benefit pension plan:
Unrealized net loss	(150)	(343)	(120)	(258)
Net loss reclassified to earnings	90	13	271	41
Currency exchange rate change	(104)	105	(58)	123
Other comprehensive income (loss)	831	(3,100)	(536)	(3,308)
Comprehensive income	$12,378	$6,509	$35,855	$32,997

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012

Cash flows from operating activities:
Net income	$36,391	$36,305
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,105	2,429
Excess tax benefits for stock-based compensation	(823)	(676)
Net periodic pension benefit cost	963	503
Depreciation and amortization	12,008	9,865
Deferred income taxes	784	316
Bad debt (recovery) provision	(155)	950

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	(18,974)	2,438
Inventories	(11,733)	(73)
Prepaid expenses	(639)	(1,655)
Accounts payable	(5,512)	1,753
Accrued payroll and related costs	843	(1,278)
Advance payments from customers	(11,928)	(1,475)
Accrued warranty costs	1,137	(1,587)
Other assets and liabilities	(3,610)	4,366
Net cash provided by operating activities	1,857	52,181

Cash flows from investing activities:
Purchases of property and equipment	(23,216)	(11,668)

Cash flows from financing activities:
Net receipts (repayments) under short-term borrowings	9,708	(40)
Excess tax benefits from stock-based compensation	823	676
Cash dividends	(14,405)	(11,950)
Proceeds from exercise of stock options and employee stock purchase plan	4,251	14,629
Payments to purchase and retire common stock	(2,698)	—
Net cash (used in) provided by financing activities	(2,321)	3,315

Effect of exchange rate on changes in cash	(2,604)	(2,411)

Net (decrease) increase in cash and cash equivalents	(26,284)	41,417

Cash and cash equivalents, at beginning of period	79,852	104,095
Cash and cash equivalents, at end of period	$53,568	$145,512

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$85	$781
Income taxes	18,470	25,449
Non-cash financing activities:
Dividends declared not yet paid	$4,607	$3,924

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012 filed with the SEC. Interim results of operations for the three and nine-fiscal month period ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 29, 2013 and September 29, 2012 were as follows:

	June 29, 2013	September 29, 2012
	(expressed in thousands)
Customer projects in various stages of completion	$20,002	$17,704
Components, assemblies and parts	59,873	50,275
Total	$79,875	$67,979

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for each of the three-fiscal month periods ended June 29, 2013 and June 30, 2012 was $0.7 million. Amortization expense for software development costs for the nine-fiscal month periods ended June 29, 2013 and June 30, 2012 was $2.1 million and $1.9 million, respectively. See Note 3 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective under the terms of the applicable agreement. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 were as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(expressed in thousands)
Beginning balance	$4,438	$4,468	$3,984	$5,290
Warranty provisions	2,236	416	5,382	1,899
Warranty claims	(1,569)	(1,204)	(4,395)	(3,787)
Adjustments to preexisting warranties	—	—	151	300
Currency translation	27	(86)	10	(108)
Ending balance	$5,132	$3,594	$5,132	$3,594

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

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” and provides an entity with the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completion of the qualitative assessment, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value to the carrying amount of the reporting unit as described in ASC 350. Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of ASU No. 2011-08 during the first quarter of fiscal year 2013 did not affect the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 amends ASC Topic 220, “Comprehensive Income,” to allow an entity the option to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the ASC in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220)” which deferred certain provisions of ASU No. 2011-05 that specifically relate to the presentation of separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. With the exception of the specific provisions deferred under ASU No. 2011-12, the provisions of ASU No. 2011-05 are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In the first quarter of fiscal year 2013, with the exception of the provisions specifically deferred under ASU No. 2011-12, the Company adopted the provisions of ASU No. 2011-05 and elected to present the components of net income and comprehensive income in two separate but consecutive statements. As a result, the Company included a new financial statement labeled “Consolidated Statements of Comprehensive Income.” The adoption of ASU No. 2011-05 did not affect the Company’s financial position, results of operations or cash flows.

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

3. Capital Assets

Property and Equipment

Property and equipment at June 29, 2013 and September 29, 2012 consist of the following:

	June 29, 2013	September 29, 2012
	(expressed in thousands)
Land and improvements	$1,711	$1,711
Buildings and improvements	53,956	53,545
Machinery and equipment	139,450	118,838
Total	195,117	174,094
Less accumulated depreciation	(120,220)	(112,441)
Property and equipment, net	$74,897	$61,653

Goodwill

Goodwill at June 29, 2013 and September 29, 2012 was $16.6 million and $16.2 million, respectively. The increase in goodwill during the nine-fiscal month period ended June 29, 2013 was due to currency translation.

Other Intangible Assets

Other intangible assets at June 29, 2013 and September 29, 2012 consist of the following:

	June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(8,194)	$7,666	5.7
Patents	10,305	(3,489)	6,816	15.3
Trademarks and trade names	6,149	(1,194)	4,955	30.2
Land-use rights	1,270	(120)	1,150	47.8
Total	$33,584	$(12,997)	$20,587	14.3

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(6,125)	$9,735	5.7
Patents	10,073	(2,871)	7,202	15.3
Trademarks and trade names	6,020	(1,024)	4,996	30.2
Land-use rights	1,241	(97)	1,144	47.8
Total	$33,194	$(10,117)	$23,077	14.3

Amortization expense recognized during each of the three-fiscal month periods ended June 29, 2013 and June 30, 2012 was $0.9 million. Amortization expense recognized during the nine-fiscal month periods ended June 29, 2013 and June 30, 2012 was $2.8 million and $2.6 million, respectively.

4. Stock Purchases

During the fourth quarter of fiscal year 2012, the Company entered into an accelerated share purchase agreement with an unrelated third party investment bank. In connection with the agreement, the Company made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of its common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of the Company’s initial payment to the investment bank was reported as a reduction in retained earnings. The agreement specified that the Company had the option to settle any obligation that it may have at the conclusion of the contract in either cash or shares of the Company’s common stock. These settlement alternatives had the same economic value to the Company. Based on the facts, during the entire term of the agreement, the forward contract met the requirements of ASC 480-10 and ASC 815-40 to be classified as permanent equity.

During the third quarter of fiscal year 2013, the Company received approximately 0.1 million shares of its common stock from the bank pursuant to the settlement of the accelerated share purchase program. The amount of shares received at settlement was determined based on the volume weighted average price of the Company’s stock during the purchase period. Upon settlement of the contract, the Company accounted for the 0.1 million shares received as a share retirement, resulting in a less than $0.1 million reduction and corresponding increase in common stock and paid-in capital, respectively.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million and 0.3 million weighted common shares have been excluded from diluted weighted shares outstanding for the three-fiscal month periods ended June 29, 2013 and June 30, 2012, respectively. Stock options to acquire less than 0.1 million and 0.4 million weighted average common shares have been excluded from diluted weighted average shares outstanding for the nine-month fiscal periods ended June 29, 2013 and June 30, 2012, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(expressed in thousands, except per share data)

Net income	$11,547	$9,609	$36,391	$36,305

Weighted average common shares outstanding	15,733	16,048	15,708	15,878
Dilutive potential common shares	212	149	198	167
Total diluted weighted shares outstanding	15,945	16,197	15,906	16,045

Earnings per share:
Basic	$0.73	$0.60	$2.32	$2.29
Diluted	$0.72	$0.59	$2.29	$2.26

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

Financial information by reportable segment for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(expressed in thousands)
Revenue by Segment:
Test	$110,378	$116,338	$345,424	$327,879
Sensors	24,681	25,359	69,220	76,534
Total revenue	$135,059	$141,697	$414,644	$404,413

Income from Operations by Segment:
Test	$10,878	$13,674	$39,275	$42,141
Sensors	5,550	4,508	12,833	16,789
Total income from operations	$16,428	$18,182	$52,108	$58,930

7. Derivative Instruments and Hedging Activities

The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. As of June 29, 2013, the Company does not have any foreign exchange contracts with credit-risk related contingent features.

The Company’s currency exchange contracts and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the June 29, 2013 and September 29, 2012 Consolidated Balance Sheets as follows:

	June 29, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$1,817	$241
Total designated hedge derivatives	1,817	241

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	83	—
Total hedge and other derivatives	$1,900	$241

	September 29, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$432	$1,157
Total designated hedge derivatives	432	1,157

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	—	415
Total hedge and other derivatives	$432	$1,572

Cash Flow Hedging – Currency Risks

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Investment on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. Each month, the Company assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statement of Income, because that is the same line item in which the underlying hedged transaction is reported.

At June 29, 2013 and June 30, 2012, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $49.8 million and $53.5 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $41.5 million and $43.6 million at June 29, 2013 and June 30, 2012, respectively. At June 29, 2013, the net market value of the foreign currency exchange contracts was a net asset of $1.6 million, consisting of $1.8 million in assets and $0.2 million in liabilities. At June 30, 2012, the net market value of the foreign currency exchange contracts was a net asset of $0.3 million, consisting of $0.8 million in assets and $0.5 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012, including gains and losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(expressed in thousands)
Beginning unrealized net gain (loss) in AOCI	$2,138	$(12)	$(648)	$(365)
Net (gain) loss reclassified into Revenue (effective portion)	(168)	100	(928)	229
Net gain recognized in OCI (effective portion)	50	498	3,596	722
Ending unrealized net gain in AOCI	$2,020	$586	$2,020	$586

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine-fiscal month periods ended June 29, 2013. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine-fiscal month periods ended June 30, 2012. At June 29, 2013 and June 30, 2012, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2.0 million and a net gain of $0.2 million, respectively. The maximum remaining maturity of any forward or optional contract at June 29, 2013 and June 30, 2012 was 1.1 years and 2.1 years, respectively.

Cash Flow Hedging - Interest Rate Risks

During the three and nine-fiscal month periods ended June 30, 2012, the Company used floating to fixed interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. The Company had designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI within Shareholders’ Investment on the Consolidated Balance Sheets throughout the entire contractual term of each of the interest rate swap arrangements. During the fiscal year ended September 29, 2012, the Company’s interest rate swap arrangements expired at various times from July 25, 2012 through September 28, 2012.

At June 30, 2012, the Company had outstanding interest rate swaps with total notional amounts of $40.0 million. During the nine fiscal month period ended June 30, 2012, the Company paid fixed interest in exchange for interest received at monthly U.S. LIBOR. At June 30, 2012, the weighted-average interest rate payable by the Company under the terms of the credit facility borrowings and outstanding interest rate swaps was 2.09%. At June 30, 2012, there was a 45 basis-point differential between the variable rate interest paid by the Company on its outstanding credit facility borrowings and the variable rate interest received on the interest rate swaps. As a result of this differential, the overall effective interest rate applicable to outstanding credit facility borrowings, under the terms of the credit facility and interest rate swap agreements, was 2.54%.

The total market value of interest rate swaps at June 30, 2012 was a liability of $0.1 million. The pretax amounts recognized in AOCI on interest rate swaps for the three and nine-fiscal month periods ended June 30, 2012 was as follows:

	Three Fiscal Months Ended June 30, 2012	Nine Fiscal Months Ended June 30, 2012
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(282)	$(617)
Net loss reclassified into Interest expense (effective portion)	186	545
Net loss recognized in OCI (effective portion)	(2)	(26)
Ending unrealized net loss in AOCI	$(98)	$(98)

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

At June 29, 2013 and June 30, 2012, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $33.9 million and $50.1 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at June 29, 2013 and June 30, 2012 was $6.7 million and $15.1 million, respectively. At June 29, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of less than $0.1 million. At June 30, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million, consisting entirely of liabilities.

The net gains recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(expressed in thousands)
Net gain recognized in Other income (expense), net	$334	$29	$62	$228

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

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 29, 2013 and September 29, 2012, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$1,900	$—	$1,900
Total assets	$—	$1,900	$—	$1,900

Liabilities:
Currency contracts(1)	$—	$241	$—	$241
Total liabilities	$—	$241	$—	$241

	September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$432	$—	$432
Total assets	$—	$432	$—	$432

Liabilities:
Currency contracts(1)	$—	$1,572	$—	$1,572
Total liabilities	$—	$1,572	$—	$1,572

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

9. Other Comprehensive Income

Other Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of foreign currency translation adjustments, gains or losses on derivative instruments, and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of Other Comprehensive Income (Loss) for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 was as follows:

	June 29, 2013
	Three Fiscal Months Ended			Nine Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$1,070	$—	$1,070	$(2,313)	$—	$(2,313)
Derivative instruments:
Unrealized net gain	50	(18)	32	3,596	(1,325)	2,271
Net gain reclassified to earnings	(168)	61	(107)	(928)	341	(587)
Defined benefit pension plan:
Unrealized net loss	(215)	65	(150)	(172)	52	(120)
Net loss reclassified to earnings	129	(39)	90	389	(118)	271
Currency exchange rate change	(104)	—	(104)	(58)	—	(58)
Other comprehensive income (loss)	$762	$69	$831	$514	$(1,050)	$(536)

	June 30, 2012
	Three Fiscal Months Ended			Nine Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$(3,366)	$—	$(3,366)	$(4,137)	$—	$(4,137)
Derivative instruments:
Unrealized net gain	498	(186)	312	696	(259)	437
Net loss reclassified to earnings	286	(107)	179	774	(288)	486
Defined benefit pension plan:
Unrealized net loss	(446)	103	(343)	(316)	58	(258)
Net loss reclassified to earnings	19	(6)	13	59	(18)	41
Currency exchange rate change	105	—	105	123	—	123
Other comprehensive loss	$(2,904)	$(196)	$(3,100)	$(2,801)	$(507)	$(3,308)

The changes in the net-of-tax balances of each component of AOCI during the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 were as follows:

	June 29, 2013
	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$13,351	$1,351	$(5,168)	$9,534	$16,734	$(408)	$(5,425)	$10,901
Other comprehensive
income (loss) before
reclassifications	1,070	32	(254)	848	(2,313)	2,271	(178)	(220)
Amounts reclassified
to earnings	—	(107)	90	(17)	—	(587)	271	(316)
Other comprehensive
income (loss)	1,070	(75)	(164)	831	(2,313)	1,684	93	(536)
Ending balance	$14,421	$1,276	$(5,332)	$10,365	$14,421	$1,276	$(5,332)	$10,365

	June 30, 2012
	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized (Loss) gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$18,086	$(184)	$(1,821)	$16,081	$18,857	$(616)	$(1,952)	$16,289
Other comprehensive
(loss) income before
reclassifications	(3,366)	312	(238)	(3,292)	(4,137)	437	(135)	(3,835)
Amounts reclassified
to earnings	—	179	13	192	—	486	41	527
Other comprehensive
(loss) income	(3,366)	491	(225)	(3,100)	(4,137)	923	(94)	(3,308)
Ending balance	$14,720	$307	$(2,046)	$12,981	$14,720	$307	$(2,046)	$12,981

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended		Affected Line Item in the
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	Consolidated Statements of Income
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$168	$(100)	$928	$(229)	Revenue
Interest rate swaps	—	(186)	—	(545)	Interest (expense) income, net
Total net gains (losses) included in
income before income taxes	168	(286)	928	(774)
Income tax (expense) benefit	(61)	107	(341)	288
Total net gains (losses) included in
net income	107	(179)	587	(486)

Defined benefit pension plan:
Actuarial losses	(43)	(6)	(128)	(19)	Cost of sales
Actuarial losses	(38)	(6)	(116)	(18)	Selling and marketing
Actuarial losses	(48)	(7)	(145)	(22)	General and administrative
Total losses included in income
before income taxes	(129)	(19)	(389)	(59)
Income tax expense	39	6	118	18
Total net losses included in net income	(90)	(13)	(271)	(41)

Total net-of-tax reclassifications out of
accumulated other comprehensive
income included in net income	$17	$(192)	$316	$(527)

10. Financing

Short-term borrowings at June 29, 2013 and September 29, 2012 consist of the following:

	June 29, 2013	September 29, 2012
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 87.5 basis points (0.20% rate in effect at June 29, 2013), maturing July 2013, with optional
month-to-month term renewal and loan repricing until September 2017	$10,000	$—
Notes payable, non-interest bearing	—	230

Total short-term borrowings	$10,000	$230

The Company’s credit facility provides for up to $100 million for working capital financing, acquisitions, share purchases, or other general corporate purposes and expires in September 2017. At June 29, 2013 outstanding borrowings under the credit facility were $10.0 million. At June 29, 2013, under the terms of the credit facility borrowings, the interest rate applicable to outstanding credit facility borrowings was 1.075%. At September 29, 2012, the Company had no borrowings outstanding under the $100 million credit facility. Short-term borrowings at September 29, 2012 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors’ subsidiary. At June 29, 2013, the Company had outstanding letters of credit drawn from the credit facility totaling $13.0 million, leaving $77.0 million of unused borrowing capacity. At September 29, 2012, the Company had outstanding letters of credit drawn from the credit facility totaling $10.1 million, leaving $89.9 million of unused borrowing capacity.

11. Income Taxes

As of June 29, 2013, the Company’s liability for unrecognized tax benefits was $2.0 million, of which $0.8 million would favorably affect the Company’s effective tax rate if recognized. At September 29, 2012, the Company’s liability for unrecognized tax benefits was $1.7 million, of which $0.5 million would favorably affect the Company’s effective tax rate if recognized. As of June 29, 2012, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

As was previously disclosed, in the fourth quarter of fiscal year 2012, the Company reached an agreement with the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”), settling for $7.8 million the DOC and USAO’s investigation into the Company’s past disclosures on its government certifications and its government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. During the third quarter of fiscal year 2012, the Company accrued a loss contingency equal to the settlement amount. The $7.8 million accrual was non-deductible for income tax purposes.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was signed into law. The Act includes legislation that reinstated the United States Research and Development (“R&D”) tax credit retroactively from January 1, 2012 and extends it through December 31, 2013. As a result of this legislation, during fiscal year 2013, the Company recognized a tax benefit of approximately $1.0 million for the retroactive period January 1, 2012 through September 29, 2012.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

The cost for the plan for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 included the following components:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(expressed in thousands)
Service cost	$172	$101	$516	$312
Interest cost	190	206	574	633
Expected return on plan assets	(171)	(163)	(516)	(501)
Net amortization and deferral	129	19	389	59
Net periodic benefit cost	$320	$163	$963	$503

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and nine-fiscal month periods ended June 29, 2013 and June 30, 2012 was 5.2% and 5.4%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation

MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,147 employees at September 29, 2012 and revenue of $542 million for the fiscal year ended September 29, 2012.

Financial Results

Total Company

Orders and Backlog

Three Fiscal Months Ended June 29, 2013 (“Third Quarter of Fiscal 2013”) Compared to Three Fiscal Months Ended June 30, 2012 (“Third Quarter of Fiscal 2012”)

Nine Fiscal Months Ended June 29, 2013 (“First Nine Fiscal Months of 2013”) Compared to Nine Fiscal Months Ended June 30, 2012 (“First Nine Fiscal Months of 2012”)

The following is a comparison of Fiscal 2013 and Fiscal 2012 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended	Nine Fiscal Months Ended	Estimated		Nine Fiscal Months Ended
	June 29, 2013	Business Change	Currency Translation	June 30, 2012	June 29, 2013	Business Change	Currency Translation	June 30, 2012
Orders	$130.3	$(16.3)	$(1.4)	$148.0	$407.2	$(6.3)	$(4.9)	$418.4

Orders

Orders in the Third Quarter of Fiscal 2013 totaled $130.3 million, a decrease of $17.7 million, or 12.0%, including an estimated 0.9% unfavorable impact of currency translation, compared to $148.0 million for the Third Quarter of Fiscal 2012. This decrease was driven by variability in large (in excess of $5.0 million) orders as well as a 4.0% decline in base orders (those under $5.0 million) in the Test segment (“Test”). Orders in the Third Quarter of Fiscal 2013 included one large custom Test order of approximately $6 million. Orders in the Third Quarter of Fiscal 2012 included two large custom Test orders totaling approximately $20 million. Test orders declined 14.7% while Sensors segment (“Sensors”) orders grew 1.6%.

Orders in the First Nine Fiscal Months of 2013 totaled $407.2 million, a decrease of $11.2 million, or 2.7%, including an estimated 1.2% unfavorable impact of currency translation, compared to $418.4 million for the First Nine Fiscal Months of 2012. This decrease was primarily driven by a decrease in base orders and an unfavorable impact of currency translation, partially offset by an increase in large custom orders. Orders in the First Nine Fiscal Months of 2013 included four large Test orders totaling approximately $32 million. Orders in the First Nine Fiscal Months of 2012 included three large Test orders totaling approximately $25 million. Test orders declined 2.4% and Sensors orders declined 3.8%.

Backlog

Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2013 was $282.5 million, a decrease of 1.4% compared to $286.5 million at the end of the Third Quarter of Fiscal 2012. While the Company’s backlog is subject to order cancellations, the Company has not historically experienced a significant number of order cancellations. Second Quarter of Fiscal 2013 beginning backlog was unfavorably impacted by a custom order in Test totaling approximately $2.1 million that was cancelled during the First Quarter of Fiscal 2013. This order was booked in the previous fiscal year.

Results of Operations

The following is a comparison of Fiscal 2013 to Fiscal 2012 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended			Nine Fiscal Months Ended
	June 29,	June 30,		June 29,	June 30,
	2013	2012	% Variance	2013	2012	% Variance

Revenue	$135.1	$141.7	-4.7%	$414.6	$404.4	2.5%
Cost of sales	80.5	78.0	3.2%	249.5	225.6	10.6%
Gross profit	54.6	63.7	-14.3%	165.1	178.8	-7.7%
Gross margin	40.4%	44.9%		39.8%	44.2%

Operating expenses:
Selling and marketing	20.3	19.6	3.6%	59.0	55.8	5.7%
General administrative	11.6	13.0	-10.8%	37.1	40.1	-7.5%
Research and development	6.3	5.1	23.5%	16.9	16.1	5.0%
U.S Government settlement	—	7.8	-100.0%	—	7.8	-100.0%
Total operating expenses	38.2	45.5	-16.0%	113.0	119.8	-5.7%

Income from operations	16.4	18.2	-9.9%	52.1	59.0	-11.7%

Interest income (expense), net	—	0.2	-100.0%	(0.2)	(0.2)	0.0%
Other income (expense), net	0.4	0.1	300.0%	(0.1)	(0.4)	-75.0%

Income before income taxes	16.8	18.5	-9.2%	51.8	58.4	-11.3%
Income tax provision	5.3	8.9	-40.4%	15.4	22.1	-30.3%
Net income	$11.5	$9.6	19.8%	$36.4	$36.3	0.3%

Diluted earnings per share	$0.72	$0.59	22.0%	$2.29	$2.26	1.3%

The following is a comparison of Fiscal 2013 to Fiscal 2012 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal	Nine Fiscal			Nine Fiscal
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 29,	Business	Currency	June 30,	June 29,	Business	Currency	June 30,
	2013	Change	Translation	2012	2013	Change	Translation	2012

Revenue	$135.1	$(4.2)	$(2.4)	$141.7	$414.6	$16.6	$(6.4)	$404.4
Cost of sales	80.5	4.0	(1.5)	78.0	249.5	28.1	(4.2)	225.6
Gross profit	54.6	(8.2)	(0.9)	63.7	165.1	(11.5)	(2.2)	178.8
	40.4%			44.9%	39.8%			44.2%
Operating expenses:
Selling and marketing	20.3	1.0	(0.3)	19.6	59.0	4.1	(0.9)	55.8
General administrative	11.6	(1.4)	—	13.0	37.1	(2.9)	(0.1)	40.1
Research and development	6.3	1.2	—	5.1	16.9	0.8	—	16.1
U.S. Government settlement	—	(7.8)	—	7.8	—	(7.8)	—	7.8
Total operating expenses	38.2	(7.0)	(0.3)	45.5	113.0	(5.8)	(1.0)	119.8

Income from operations	$16.4	$(1.2)	$(0.6)	$18.2	$52.1	$(5.7)	$(1.2)	$59.0

Revenue

Revenue in the Third Quarter of Fiscal 2013 was $135.1 million, a decrease of $6.6 million, or 4.7%, compared to $141.7 million for the Third Quarter of Fiscal 2012. The decrease was driven by lower beginning backlog in both segments and reduced base order volume in Test, as well as an estimated $2.4 million unfavorable impact of currency translation. Test revenue decreased 5.1% to $110.4 million and Sensors revenue decreased 2.8% to $24.7 million.

Revenue in the First Nine Fiscal Months of 2013 was $414.6 million, an increase of $10.2 million, or 2.5%, compared to $404.4 million for the First Nine Fiscal Months of 2012. The increase was primarily driven by strong backlog execution in Test, partially offset by a lower beginning backlog and reduced order volume in Sensors, as well as an estimated $6.4 million unfavorable impact of currency translation. Test revenue increased 5.3% to $345.4 million, while Sensors revenue decreased 9.5% to $69.2 million.

Gross Profit

Gross profit in the Third Quarter of Fiscal 2013 was $54.6 million, a decrease of $9.1 million, or 14.3%, compared to $63.7 million for the Third Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 40.4%, a decrease of 4.5 percentage points from 44.9% for the Third Quarter of Fiscal 2012. This decrease reflects an unfavorable mix of lower margin products and services in Test. The gross profit rate was also negatively impacted by approximately 1 percentage point from continued investment in productivity and infrastructure initiatives in Test, 1 percentage point from higher warranty expense in Test, and 1 percentage point from lower engineering labor utilization in Test. These decreases were partially offset by a 1 percentage point favorable impact from lower variable compensation. The productivity and infrastructure initiatives that impact gross profit are focused on the building of a scalable enterprise and include investments in the Company’s operating system and service delivery system. These investments will likely continue for the remainder of fiscal year 2013 and into fiscal year 2014.

Gross profit in the First Nine Fiscal Months of 2013 was $165.1 million, a decrease of $13.7 million, or 7.7%, compared to $178.8 million for the First Nine Fiscal Months of 2012. Gross profit as a percentage of revenue was 39.8%, a decrease of 4.4 percentage points from 44.2% for the First Nine Fiscal Months of 2012. This decrease reflects an unfavorable mix, primarily resulting from a higher proportion of lower-margin custom development products in Test. The gross profit rate was also negatively impacted by approximately 1 percentage point from continued investment in productivity and infrastructure initiatives in Test, 1 percentage point from lower engineering labor utilization in Test, and 1 percentage point from higher warranty expense in Test.

Selling and Marketing Expense

Selling and marketing expense in the Third Quarter of Fiscal 2013 was $20.3 million, an increase of $0.7 million, or 3.6%, compared to $19.6 million for the Third Quarter of Fiscal 2012. Selling and marketing expense in the First Nine Fiscal Months of 2013 was $59.0 million, an increase of $3.2 million, or 5.7%, compared to $55.8 million for the First Nine Fiscal Months of 2012. Both increases were primarily driven by higher travel and other discretionary expenses to support current sales efforts, as well as higher compensation and benefits resulting from increased headcount, partially offset by lower variable compensation and sales commissions. Selling and marketing expense as a percentage of revenue for the Third Quarter of Fiscal 2013 was 15.0%, compared to 13.8% for the Third Quarter of Fiscal 2012. Selling and marketing expense as a percentage of revenue for the First Nine Fiscal Months of 2013 was 14.2%, compared to 13.8% for the First Nine Fiscal Months of 2012.

General and Administrative Expense

General and administrative expense in the Third Quarter of Fiscal 2013 was $11.6 million, a decrease of $1.4 million, or 10.8%, compared to $13.0 million for the Third Quarter of Fiscal 2012. This decrease was primarily driven by a lower level of investment in strategic and compliance initiatives, lower variable compensation, and Chief Executive Officer (“CEO”) transition-related expenses recognized in the Third Quarter of Fiscal 2012, partially offset by higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 8.6%, compared to 9.2% for the Third Quarter of Fiscal 2012.

General and administrative expense in the First Nine Fiscal Months of 2013 was $37.1 million, a decrease of $3.0 million, or 7.5%, compared to $40.1 million for the First Nine Fiscal Months of 2012. This decrease is primarily driven by a lower level of investment in strategic and compliance initiatives, and CEO transition-related expenses recognized in the First Nine Fiscal Months of Fiscal 2012, partially offset by higher compensation and benefits driven by increased headcount, as well as senior management transition-related expenses in Sensors. General and administrative expense as a percentage of revenue was 8.9%, compared to 9.9% for the First Nine Fiscal Months of 2012.

Research and Development Expense

Research and development expense in the Third Quarter of Fiscal 2013 was $6.3 million, an increase of $1.2 million, or 23.5%, compared to $5.1 million for the Third Quarter of Fiscal 2012. Research and development expense in the First Nine Fiscal Months of 2013 was $16.9 million, an increase of $0.8 million, or 5.0%, compared to $16.1 million for the First Nine Fiscal Months of 2012. Both increases were primarily due to timing of planned expenditures in Test. Research and development expense as a percentage of revenue for the Third Quarter of Fiscal 2013 was 4.7%, compared to 3.6% for the Third Quarter of Fiscal 2012. Research and development expense as a percentage of revenue for the First Nine Fiscal Months of 2013 was 4.1%, compared to 4.0% for the First Nine Fiscal Months of 2012.

U.S. Government Settlement Expense

In the fourth quarter of fiscal year 2012, the Company reached an agreement with the DOC and the USAO, settling for $7.8 million the DOC and USAO’s investigation into the Company’s past disclosures on its government certifications and its government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. During the Third Quarter of Fiscal 2012, the Company accrued a loss contingency equal to the settlement amount. U.S. Government settlement expense as a percentage of revenue was 5.5% and 1.9% for the Third Quarter of Fiscal 2012 and First Nine Fiscal Months of 2012, respectively.

Income from Operations

Income from operations in the Third Quarter of Fiscal 2013 was $16.4 million, a decrease of $1.8 million, or 9.9%, compared to income from operations of $18.2 million for the Third Quarter of Fiscal 2012. Income from operations in the First Nine Fiscal Months of 2013 was $52.1 million, a decrease of $6.9 million, or 11.7%, compared to income from operations of $59.0 million for the First Nine Fiscal Months of 2012. Both decreases were driven by lower gross profit, partially offset by decreased operating expenses. Operating income as a percentage of revenue for the Third Quarter of Fiscal 2013 was 12.1%, compared to 12.8% for the Third Quarter of Fiscal 2012. Operating income as a percentage of revenue for the First Nine Fiscal Months of 2013 was 12.6%, compared to 14.6% for the First Nine Fiscal Months of 2012.

Interest (Expense) Income, net

Net interest expense in the Third Quarter of Fiscal 2013 was less than $0.1 million, compared to $0.2 million of net interest income in the Third Quarter of Fiscal 2012. Net interest income in the Third Quarter of Fiscal 2012 was driven by a $0.3 million reduction in accrued interest associated with the Company’s liability for uncertain tax positions.

Net interest expense in the First Nine Fiscal Months of 2013 was $0.2 million, flat compared to the First Nine Fiscal Months of 2012.

Other Income (Expense), net

Other income (expense), net in the Third Quarter of Fiscal 2013 was $0.4 million of net other income, an increase of $0.3 million compared to $0.1 million of net other income in the Third Quarter of Fiscal 2012. This increase was primarily due to $0.1 million increased net gains on foreign currency transactions in the Third Quarter of Fiscal 2013 compared to $0.2 million net losses on foreign currency transactions in the Third Quarter of Fiscal 2012.

Other income (expense), net in the First Nine Fiscal Months of 2013 was $0.1 million of net other expense, a decrease of $0.3 million compared to $0.4 million of net other expense in the First Nine Fiscal Months of 2012. This decrease is primarily due to $0.4 million higher royalty income in the First Nine Fiscal Months of 2013 associated with a Test product line that was sold by the Company in fiscal year 2012, partially offset by $0.3 million increased net losses on foreign currency transactions driven by volatility in the value of the U.S. dollar against the Japanese Yen during the First Nine Fiscal Months of 2013.

Provision for Income Taxes

Provision for income taxes in the Third Quarter of Fiscal 2013 totaled $5.3 million, a decrease of $3.6 million, or 40.4%, compared to $8.9 million for the Third Quarter of Fiscal 2012, primarily due to a lower effective tax rate as well as decreased income before income taxes. The effective tax rate for the Third Quarter of Fiscal 2013 was 31.2%, a decrease of 16.9 percentage points compared to a tax rate of 48.1% for the Third Quarter of Fiscal 2012. The effective tax rate for the Third Quarter of Fiscal 2012 was negatively impacted by approximately 15.6 percentage points due to the recognition of the previously mentioned $7.8 million accrual related to the U.S. Government settlement which was nondeductible for income tax purposes.

Provision for income taxes in the First Nine Fiscal Months of 2013 totaled $15.4 million, a decrease of $6.7 million, or 30.3%, compared to $22.1 million for the First Nine Fiscal Months of 2012, primarily due to a lower effective tax rate as well as decreased income before income taxes. The effective tax rate for the First Nine Fiscal Months of 2013 was 29.8%, a decrease of 8.1 percentage points compared to a tax rate of 37.9% for the First Nine Fiscal Months of 2012. The effective tax rate for the First Nine Fiscal Months of Fiscal 2012 was unfavorably impacted by approximately 4.9 percentage points due to the recognition of the previously mentioned $7.8 million nondeductible accrual associated with the U.S. Government settlement. In addition, the effective tax rate for the First Nine Fiscal Months of 2013 was favorably impacted by approximately 2.0 percentage points due to the enactment of legislation in the Second Quarter of Fiscal 2013 that retroactively extended the United States R&D tax credit and provided a tax benefit of $1.0 million for the retroactive period January 1, 2012 through September 29, 2012.

Net income

Net income in the Third Quarter of Fiscal 2013 was $11.5 million, an increase of $1.9 million, or 19.8%, compared to $9.6 million for the Third Quarter of Fiscal 2012. The increase was primarily driven by a decrease in the effective tax rate, partially offset by lower income from operations. Earnings per diluted share were $0.72, an increase of $0.13 per share, or 22.0%, compared to $0.59 for the Third Quarter of Fiscal 2012. The previously mentioned $7.8 million accrual recognized in the Third Quarter of Fiscal 2012 negatively impacted earnings per diluted share by $0.48.

Net income in the First Nine Fiscal Months of 2013 was $36.4 million, relatively flat compared to the First Nine Fiscal Months of 2012, as lower income from operations was partially offset by a decrease in the effective tax rate. Earnings per diluted share increased $0.03 to $2.29, compared to $2.26 for the First Nine Fiscal Months of 2012. The previously mentioned $7.8 million accrual recognized in the Third Quarter of Fiscal 2012 negatively impacted earnings per diluted share by $0.48 in the prior year.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of Fiscal 2013 to Fiscal 2012 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended	Nine Fiscal Months Ended	Estimated		Nine Fiscal Months Ended
	June 29, 2013	Business Change	Currency Translation	June 30, 2012	June 29, 2013	Business Change	Currency Translation	June 30, 2012
Orders	$105.4	$(17.7)	$(0.4)	$123.5	$335.8	$(5.9)	$(2.5)	$344.2

Orders

Orders in the Third Quarter of Fiscal 2013 totaled $105.4 million, a decrease of $18.1 million, or 14.7%, compared to orders of $123.5 million for the Third Quarter of Fiscal 2012, primarily driven by variability in large orders as well as a 4.0% decline in base orders. Base orders decreased primarily due to weaker volume of materials orders in Europe and the Americas. Third Quarter of Fiscal 2013 orders included one large Americas’ order in the ground vehicles market totaling $6 million for aerodynamic testing. Orders in the Third Quarter of Fiscal 2012 included two large orders: an $11 million Asian structures order and a $9 million European structures order. Currency translation unfavorably impacted orders by approximately $0.4 million. Test accounted for 80.9% of total Company orders, compared to 83.5% for the Third Quarter of Fiscal 2012.

Orders in the First Nine Fiscal Months of 2013 totaled $335.8 million, a decrease of $8.4 million, or 2.4%, compared to orders of $344.2 million for the First Nine Fiscal Months of 2012. First Nine Fiscal Months 2013 orders included two large European orders in the ground vehicles market totaling $17 million, one of which was for a rolling road wind tunnel measurement system and the other was for a transmission test system, as well as two large Americas’ orders totaling $15 million, one of which was for a vehicle motion simulator in the structures market and the other for an aerodynamic test system in the ground vehicles market. First Nine Fiscal Months of 2012 orders included three large custom orders of approximately $25 million, of which $20 million was associated with the structures market and $5 million was associated with the ground vehicles market. Geographically, the Americas’ increased 4.8% and Europe was up 4.5%, driven by the previously mentioned large orders. Asia declined 11.4%, primarily due to the cyclical nature of Chinese seismic orders, as well as timing of wind energy orders, in the structures market. Currency translation unfavorably impacted orders by approximately $2.5 million. Test accounted for 82.5% of total Company orders, compared to 82.3% for the First Nine Fiscal Months of 2012.

Backlog

Backlog of undelivered orders at the end of the quarter was $266.6 million, a decrease of 2.0% compared to backlog of $272.0 million at the end of the Third Quarter of Fiscal 2012. As previously mentioned, Third Quarter of Fiscal 2013 beginning backlog was negatively impacted by a custom order totaling approximately $2.1 million that was cancelled during the First Quarter of Fiscal 2013.

Results of Operations

The following is a comparison of Fiscal 2013 to Fiscal 2012 results of operations for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal	Nine Fiscal			Nine Fiscal
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 29,	Business	Currency	June 30,	June 29,	Business	Currency	June 30,
	2013	Change	Translation	2012	2013	Change	Translation	2012

Revenue	$110.4	$(4.4)	$(1.5)	$116.3	$345.4	$21.8	$(4.3)	$327.9
Cost of sales	70.3	4.4	(1.2)	67.1	219.3	30.1	(3.4)	192.6
Gross profit	40.1	(8.8)	(0.3)	49.2	126.1	(8.3)	(0.9)	135.3
	36.3%			42.2%	36.5%			41.3%
Operating expenses:
Selling and marketing	15.5	(0.1)	(0.1)	15.7	46.1	2.2	(0.4)	44.3
General administrative	8.9	(1.2)	0.1	10.0	27.9	(2.8)	0.2	30.5
Research and development	4.8	1.1	—	3.7	12.8	0.6	—	12.2
U.S. Government settlement	—	(6.1)	—	6.1	—	(6.1)	—	6.1
Total operating expenses	29.2	(6.3)	—	35.5	86.8	(6.1)	(0.2)	93.1

Income from operations	$10.9	$(2.5)	$(0.3)	$13.7	$39.3	$(2.2)	$(0.7)	$42.2

Revenue

Revenue in the Third Quarter of Fiscal 2013 was $110.4 million, a decrease of $5.9 million, or 5.1%, compared to revenue of $116.3 million for the Third Quarter of Fiscal 2012. The decrease was primarily driven by lower beginning backlog, a decline in base orders, as well as an estimated $1.5 million unfavorable impact of currency translation.

Revenue in the First Nine Fiscal Months of 2013 was $345.4 million, an increase of $17.5 million, or 5.3%, compared to revenue of $327.9 million for the First Nine Fiscal Months of 2012. The increase was primarily driven by a strong execution on 5.2% higher beginning backlog, partially offset by an estimated $4.3 million unfavorable impact of currency translation. The backlog conversion rate benefited from the implementation of operational process improvements.

Gross Profit

Gross profit in the Third Quarter of Fiscal 2013 was $40.1 million, a decrease of $9.1 million, or 18.5%, compared to $49.2 million for the Third Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 36.3%, a decrease of 5.9 percentage points from 42.2% for the Third Quarter of Fiscal 2012. Of the reduced gross profit rate, approximately 2 percentage points resulted from an unfavorable mix of lower-margin products and services, 2 percentage points resulted from increased warranty expense, 1 percentage point resulted from continued investment in productivity and infrastructure initiatives, and 1 percentage point resulted from lower engineering labor utilization caused primarily by increased innovation and training initiatives, and 1 percentage point resulted from decreased leverage on lower volume. These decreases were partially offset by a 1 percentage point favorable impact from lower variable compensation. As previously mentioned, the productivity and infrastructure initiatives that impact gross profit are focused on the building of a scalable enterprise and include investments in the Company’s operating system and service delivery system. These investments will likely continue for the remainder of fiscal year 2013 and into fiscal year 2014.

Gross profit in the First Nine Fiscal Months of 2013 was $126.1 million, a decrease of $9.2 million, or 6.8%, compared to gross profit of $135.3 million for the First Nine Fiscal Months of 2012. Gross profit as a percentage of revenue was 36.5%, a decrease of 4.8 percentage points from 41.3% for the First Nine Fiscal Months of 2012. Of the reduced gross profit rate, approximately 2 percentage points resulted from an unfavorable mix of lower-margin products and services, 1 percentage point resulted from continued investment in productivity and infrastructure initiatives, and 1 percentage point resulted from increased warranty expense, and 1 percentage point resulted from lower engineering labor utilization caused primarily by increased innovation and training initiatives during the current year.

Selling and Marketing Expense

Selling and marketing expense in the Third Quarter of Fiscal 2013 was $15.5 million, a decrease of $0.2 million compared to $15.7 million for the Third Quarter of Fiscal 2012. The decrease was driven by lower variable compensation and sales commissions as well as a $0.1 million favorable impact of currency translation, partially offset by continued investment in sales expansion to drive future revenue growth, primarily comprised of higher compensation and benefits resulting from increased headcount. Selling and marketing expense as a percentage of revenue was 14.0% on lower volume, compared to 13.5% for the Third Quarter of Fiscal 2012.

Selling and marketing expense in the First Nine Fiscal Months of 2013 was $46.1 million, an increase of $1.8 million, or 4.1%, compared to $44.3 million for the First Nine Fiscal Months of 2012. This increase was primarily driven by higher compensation and benefits resulting from increased headcount, as well as increased travel and other discretionary expenses to support selling efforts, partially offset by reduced bad debt expense, as well as lower sales commissions and variable compensation expense. Selling and marketing expense as a percentage of revenue was 13.3% on higher volume, compared to 13.5% for the First Nine Fiscal Months of 2012.

General and Administrative Expense

General and administrative expense in the Third Quarter of Fiscal 2013 was $8.9 million, a decrease of $1.1 million, or 11.0%, compared to $10.0 million for the Third Quarter of Fiscal 2012. This decrease is primarily driven by a lower level of investment in strategic and compliance initiatives, CEO transition-related expenses recognized in the Third Quarter of Fiscal 2012, as well as lower variable compensation. General and administrative expense as a percentage of revenue was 8.1%, compared to 8.6% for the Third Quarter of Fiscal 2012.

General and administrative expense in the First Nine Fiscal Months of 2013 was $27.9 million, a decrease of $2.6 million, or 8.5%, compared to $30.5 million for the First Nine Fiscal Months of 2012. This decrease is primarily driven by a relatively lower level of investment in strategic and compliance initiatives, CEO transition-related expenses recognized in the First Nine Fiscal Months of 2013, partially offset by higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 8.1%, compared to 9.3% for the First Nine Fiscal Months of 2012.

Research and Development Expense

Research and development expense in the Third Quarter of Fiscal 2013 was $4.8 million, an increase of $1.1 million, or 29.7%, compared to $3.7 million for the Third Quarter of Fiscal 2012. Research and development expense in the First Nine Fiscal Months of 2013 was $12.8 million, an increase of $0.6 million, or 4.9%, compared to the First Nine Fiscal Months of 2012. Both increases were driven by the timing of planned expenditures. Research and development expense as a percentage of revenue for the Third Quarter of Fiscal 2013 was 4.3%, compared to 3.2% for the Third Quarter of Fiscal 2012. Research and development expense as a percentage of revenue for the First Nine Fiscal Months of 2013 was 3.7%, flat compared to the First Nine Fiscal Months of 2012.

U.S. Government Settlement Expense

U.S. Government settlement expense for both the Third Quarter of Fiscal 2012 and the First Nine Fiscal Months of 2012 includes $6.1 million of the $7.8 million accrual related to the previously mentioned U.S. Government matter that was settled during the Fourth Quarter of Fiscal 2012. U.S. Government settlement expense as a percentage of revenue was 5.2% and 1.9% for the Third Quarter of Fiscal 2012 and the First Nine Fiscal Months of 2012, respectively.

Income from Operations

Income from operations in the Third Quarter of Fiscal 2013 was $10.9 million, a decrease of $2.8 million, or 20.4%, compared to $13.7 million for the Third Quarter of Fiscal 2012. Income from operations in the First Nine Fiscal Months of 2013 was $39.3 million, a decrease of $2.9 million, or 6.9%, compared to $42.2 million for the First Nine Fiscal Months of 2012. Both decreases were driven by lower gross profit, partially offset by decreased operating expenses. Operating income as a percentage of revenue for the Third Quarter of Fiscal 2013 was 9.9%, compared to 11.8% for the Third Quarter of Fiscal 2012. Operating income as a percentage of revenue for the First Nine Fiscal Months of 2013 was 11.4%, compared to 12.9% for the First Nine Fiscal Months of 2012.

Sensors Segment

Orders and Backlog

The following is a comparison of Fiscal 2013 to Fiscal 2012 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended	Estimated		Three Fiscal Months Ended	Nine Fiscal Months Ended	Estimated		Nine Fiscal Months Ended
	June 29, 2013	Business Change	Currency Translation	June 30, 2012	June 29, 2013	Business Change	Currency Translation	June 30, 2012
Orders	$24.9	$1.4	$(1.0)	$24.5	$71.4	$(0.4)	$(2.4)	$74.2

Orders

Orders in the Third Quarter of Fiscal 2013 totaled $24.9 million, an increase of $0.4 million, or 1.6%, including an estimated 4.1% unfavorable impact of currency translation, compared to orders of $24.5 million for the Third Quarter of Fiscal 2012. During the quarter, the Company experienced improvement in overall demand for sensors. The mobile hydraulic market was up 10.8%. While a trend has not developed, the cyclical downturn in the overall hydraulic market appears to be turning. The industrial market was flat, as overall market improvement was offset by an unfavorable impact of currency translation. Sensors accounted for 19.1% of total Company orders, compared to 16.5% for the Third Quarter of Fiscal 2012.

Orders in the First Nine Fiscal Months of 2013 totaled $71.4 million, a decrease of $2.8 million, or 3.8%, including an estimated 3.2% unfavorable impact of currency translation, compared to orders of $74.2 million for the First Nine Fiscal Months of 2012, primarily due to soft market conditions in Europe and Japan. The industrial market was down 3.1% and the mobile hydraulic market was down 7.9%. Sensors accounted for 17.5% of total Company orders, compared to 17.7% for the First Nine Fiscal Months of 2012.

Backlog

Backlog of undelivered orders at the end of the quarter was $15.9 million, an increase of 9.7% compared to backlog of $14.5 million at the end of the Third Quarter of Fiscal 2012.

Results of Operations

The following is a comparison of Fiscal 2013 to Fiscal 2012 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal			Three Fiscal	Nine Fiscal			Nine Fiscal
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 29,	Business	Currency	June 30,	June 29,	Business	Currency	June 30,
	2013	Change	Translation	2012	2013	Change	Translation	2012

Revenue	$24.7	$0.2	$(0.9)	$25.4	$69.2	$(5.2)	$(2.1)	$76.5
Cost of sales	10.2	(0.4)	(0.3)	10.9	30.2	(2.0)	(0.8)	33.0
Gross profit	14.5	0.6	(0.6)	14.5	39.0	(3.2)	(1.3)	43.5
	58.7%			57.2%	56.4%			56.9%
Operating expenses:
Selling and marketing	4.8	1.1	(0.2)	3.9	12.9	1.9	(0.5)	11.5
General administrative	2.7	(0.2)	(0.1)	3.0	9.2	(0.1)	(0.3)	9.6
Research and development	1.5	0.1	—	1.4	4.1	0.2	—	3.9
U.S. Government settlement	—	(1.7)	—	1.7	—	(1.7)	—	1.7
Total operating expenses	9.0	(0.7)	(0.3)	10.0	26.2	0.3	(0.8)	26.7

Income from operations	$5.5	$1.3	$(0.3)	$4.5	$12.8	$(3.5)	$(0.5)	$16.8

Revenue

Revenue in the Third Quarter of Fiscal 2013 was $24.7 million, a decrease of $0.7 million, or 2.8%, compared to revenue of $25.4 million for the Third Quarter of Fiscal 2012. This decrease was primarily driven by an estimated $0.9 million unfavorable impact of currency translation.

Revenue in the First Nine Fiscal Months of 2013 was $69.2 million, a decrease of $7.3 million, or 9.5%, compared to revenue of $76.5 million for the First Nine Fiscal Months of 2012. This decrease was primarily driven by a 20.8% lower beginning backlog, reduced order volume, and an estimated $2.1 million unfavorable impact of currency translation.

Gross Profit

Gross profit in the Third Quarter of Fiscal 2013 was $14.5 million, flat compared to the Third Quarter of Fiscal 2012. Gross profit as a percentage of revenue was 58.7%, an increase of 1.5 percentage points from 57.2% for the Third Quarter of Fiscal 2012, driven by relatively favorable product mix and improved productivity.

Gross profit in the First Nine Fiscal Months of 2013 was $39.0 million, a decrease of $4.5 million, or 10.3%, compared to gross profit of $43.5 million for the First Nine Fiscal Months of 2012, driven by lower revenue volume. Gross profit as a percentage of revenue was 56.4%, a decrease of 0.5 percentage points from 56.9% for the First Nine Fiscal Months of 2012, driven by reduced leverage on lower volume.

Selling and Marketing Expense

Selling and marketing expense in the Third Quarter of Fiscal 2013 was $4.8 million, an increase of $0.9 million, or 23.1%, compared to $3.9 million for the Third Quarter of Fiscal 2012. Selling and marketing expense in the First Nine Fiscal Months of 2013 was $12.9 million, an increase of $1.4 million, or 12.2%, compared to $11.5 million for the First Nine Fiscal Months of 2012. Both increases were primarily due to higher compensation and benefits driven by increased headcount to support future sales growth, as well as increased discretionary expenses to support current sales efforts. Selling and marketing expense as a percentage of revenue for the Third Quarter of Fiscal 2013 was 19.4%, compared to 15.4% for the Third Quarter of Fiscal 2012. Selling and marketing expense as a percentage of revenue for the First Nine Fiscal Months of 2013 was 18.6%, compared to 15.0% for the First Nine Fiscal Months of 2012.

General and Administrative Expense

General and administrative expense in the Third Quarter of Fiscal 2013 was $2.7 million, a decrease of $0.3 million, or 10.0%, compared to $3.0 million for the Third Quarter of Fiscal 2012. This decrease is primarily driven by a relatively lower level of investment in strategic and compliance initiatives. General and administrative expense as a percentage of revenue was 10.9%, compared to 11.8% for the Third Quarter of Fiscal 2012.

General and administrative expense in the First Nine Fiscal Months of 2013 was $9.2 million, a decrease of $0.4 million, or 4.2%, compared to $9.6 million for the First Nine Fiscal Months of 2012, as a relatively lower level of investment in strategic and compliance initiatives as well as a favorable impact of currency translation was partially offset by higher compensation and benefits driven by senior management transition-related expenses. General and administrative expense as a percentage of revenue was 13.3% on lower volume, compared to 12.5% for the First Nine Fiscal Months of 2012.

Research and Development Expense

Research and development expense in the Third Quarter of Fiscal 2013 was $1.5 million, relatively flat compared to $1.4 million for the Third Quarter of Fiscal 2012. Research and development expense in the First Nine Fiscal Months of 2013 was $4.1 million, relatively flat compared to $3.9 million for the First Nine Fiscal Months of 2012. Research and development expense as a percentage of revenue for the Third Quarter of Fiscal 2013 was 6.1%, compared to 5.5% for the Third Quarter of Fiscal 2012. Research and development expense as a percentage of revenue for the First Nine Fiscal Months of 2013 was 5.9%, compared to 5.1% for the First Nine Fiscal Months of 2012.

U.S. Government Settlement Expense

U.S. Government settlement expense for both the Third Quarter of Fiscal 2012 and the First Nine Fiscal Months of 2012 includes $1.7 million of the $7.8 million accrual related to the previously mentioned U.S. Government matter that was settled during the Fourth Quarter of Fiscal 2012. U.S. Government settlement expense as a percentage of revenue was 6.7% and 2.2% for the Third Quarter of Fiscal 2012 and First Nine Fiscal Months of 2012, respectively.

Income from Operations

Income from operations in the Third Quarter of Fiscal 2013 was $5.5 million, an increase of $1.0 million, or 22.2%, compared to income from operations of $4.5 million for the Third Quarter of Fiscal 2012. The increase was driven by lower operating expenses. Operating income as a percentage of revenue was 22.3%, compared to 17.7% for the Third Quarter of Fiscal 2012.

Income from operations in the First Nine Fiscal Months of 2013 was $12.8 million, a decrease of $4.0 million, or 23.8%, compared to income from operations of $16.8 million for the First Nine Fiscal Months of 2012. The decrease was primarily due to lower gross profit, partially offset by lower operating expenses. Operating income as a percentage of revenue was 18.5%, compared to 22.0% for the First Nine Fiscal Months of 2012.

Capital Resources and Liquidity

The Company had cash and cash equivalents of $53.6 million at the end of the Third Quarter of Fiscal 2013. Of this amount, $3.1 million was located in North America, $33.4 million in Europe, and $17.1 million in Asia. Of the $50.5 million of cash located outside of North America, approximately $38.4 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with its investment policy, the Company places cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, the Company limits the amount of investment exposure it has with any particular issuer. The Company’s investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with its primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2013, the Company held no short-term investments.

Total cash and cash equivalents decreased $26.3 million in the First Nine Fiscal Months of 2013, primarily due to increased working capital requirements, investment in property and equipment, and dividend payments, partially offset by earnings. Total cash and cash equivalents increased $41.4 million in the First Nine Fiscal Months of 2012, primarily due to earnings and proceeds from the exercise of stock options, partially offset by dividend payments and investment in property and equipment.

Cash flows from operating activities provided cash totaling $1.9 million for the First Nine Fiscal Months of 2013, compared to cash provided of $52.2 million for the First Nine Fiscal Months of 2012. Cash provided for the First Nine Fiscal Months of Fiscal 2013 was primarily from earnings, substantially offset by $19.0 million increased accounts and unbilled receivables resulting from general timing of billings and collections, $11.7 million increased inventories to support future revenue, $5.5 million decreased accounts payable resulting from general timing of purchases and payments, and $11.9 million decreased advance payments received from customers driven by the mix and timing of orders.

Cash provided for the First Nine Fiscal Months of 2012 was primarily from earnings.

Cash flows from investing activities required the use of cash totaling $23.2 million for the First Nine Fiscal Months of 2013, compared to the use of cash totaling $11.7 million for the First Nine Fiscal Months of 2012, each of which reflects investment in property and equipment. The significant increase was driven by investments in various growth and productivity initiatives.

Cash flows from financing activities used cash totaling $2.3 million for the First Nine Fiscal Months of 2013, compared to the cash provided totaling $3.3 million for the First Nine Fiscal Months of 2012. The cash used for the First Nine Fiscal Months of 2013 was primarily due to cash dividend payments totaling $14.4 million as well as the use of $2.6 million to purchase approximately 45,500 shares of the Company’s common stock, partially offset by $9.7 million net proceeds received from short-term borrowings and $4.3 million received in connection with stock option exercises. The cash provided for the First Nine Fiscal Months of 2012 was primarily due to $14.6 million received in connection with stock option exercises, partially offset by payment of cash dividends of $12.0 million.

Under the terms of its borrowing agreements, the Company has agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2013, the Company was in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of June 29, 2013, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position, may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent degree of uncertainty. Further information is provided in Note 1 in the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

The Company has three reporting units, two of which are assigned goodwill. At June 29, 2013, one reporting unit was assigned $15.0 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At the end of the prior fiscal year, the estimated fair value of the reporting unit assigned $1.5 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.7 million of goodwill exceeded its carrying value by approximately 28 percent. While the Company believes the estimates and assumptions used in determining the fair value of its reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

  The Company’s business operations may be affected by government contracting risks
  The Company’s business is significantly international in scope, which poses multiple risks including, but not limited to: currency value fluctuations; difficulty enforcing agreements and collecting receivables; import and export matters; higher danger of terrorist activity; difficulty in staffing; and compliance with laws
  Volatility in the global economy could adversely affect results

  The Company’s business is subject to strong competition
  The Company may not achieve its growth plans for the expansion of the business because the Company’s long-term success depends on its ability to expand its business through new product development, mergers and acquisitions, geographic expansion, and service offerings, all of which are subject to inherent risks including, but not limited to: market demand; market acceptance of products; and the Company’s ability to advance its technology
  The Company may experience difficulties obtaining the services of skilled employees
  The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others
  The business could be adversely affected by product liability claims and commercial litigation
  The Company may experience difficulty obtaining materials or components for its products, or the cost of materials or components may increase
  Government regulation imposes significant costs and other constraints
  The backlog, sales, delivery and acceptance cycle for many of the Company’s products is irregular and may not develop as anticipated
  The Company’s customers are in cyclical industries and a downturn in those industries could adversely affect results
  Interest rate fluctuations could adversely affect results
  The Company may be required to recognize impairment charges for long-lived assets
  The Company will need to begin disclosing its use of “conflict minerals,” which will impose costs on the Company and could raise reputational and other risks that could adversely affect results

The performance of the Company’s business and its securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risks with caution and form your own critical and independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Form 8-K to be filed by the Company in fiscal year 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment portfolio at June 29, 2013 included $53.6 million of cash and cash equivalents. The cash equivalent portion of the Company’s investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.5 million for the nine-fiscal month period ended June 29, 2013.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $18.9 million in revenue for the nine-fiscal month period ended June 29, 2013.

At June 29, 2013, the Company’s short-term borrowings outstanding consisted of $10.0 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because the Company anticipates the borrowing to be outstanding for only a short period of time, it has elected not to mitigate this risk. A hypothetical 1 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of less than $0.1 million in interest expense for the three-month period ended June 29, 2013.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2013, the Company’s disclosure controls and procedures were effective.

There were no changes that occurred during the fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Litigation

The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of June 29, 2013 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 31, 2013 - May 4, 2013	—	$—	—	2,108,774
May 5, 2013 - June 1, 2013	127,582	$54.87	127,582	1,981,192

June 2, 2013 - June 29, 2013	45,474	$57.59	45,474	1,935,718
Total	173,056	$55.58	173,056

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

During the third quarter of fiscal year 2013, the Company received approximately 0.1 million shares of its common stock from the bank pursuant to the settlement of the accelerated share purchase program. The amount of shares received at settlement was determined based on the volume weighted average price of the Company’s stock during the purchase period. The delivered shares were retired by the Company upon receipt.

Also during the third quarter of fiscal year 2013, after the conclusion of the accelerated share purchase program, the Company entered into an agreement with an unrelated third party investment bank to purchase shares of its common stock on the open market within a specified range. This agreement was executed under a 2.0 million share purchase authorization approved and announced by the Company’s Board of Directors on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorizations have no expiration date. There are approximately 1.9 million shares available for purchase under the existing authorizations.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Letter Agreement (with Annexes, Exhibit and ISDA) Regarding Accelerated Share Repurchase Program by and between the Company and J.P Morgan Securities, Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated September 7, 2012 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101.INS **	XBRL Instance Document (furnished herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

SYSTEMS CORPORATION

Dated: August 5, 2013	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer *

* Executing as both the principal financial officer and a duly authorized officer of the Company.

