Form 10-K
period 2013-09-28
MTS SYSTEMS CORP
filed 2013-11-27
CIK 68709

Annual Report on Form 10-K

For the Fiscal Year Ended September 28, 2013

MTS Systems Corporation

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

Commission File No. 0-2382

MTS SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 Technology Drive Eden Prairie, MN	55344
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 937-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 par value per share	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $909,842,405.

As of November 22, 2013, the Registrant had outstanding 15,357,465 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 11, 2014 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Annual Report on Form 10-K

Item 1.	Business

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of high-performance test systems and position sensors. Our operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities within their markets, products, operations and distribution. The Test and Sensors segments represent approximately 80% and 20% of Company revenue, respectively. The Company was incorporated under Minnesota law in 1966.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

Fiscal year 2013 refers to the fiscal year ended September 28, 2013; fiscal year 2012 refers to the fiscal year ended Sepember 29, 2012; and fiscal year 2011 refers to the fiscal year ended October 1, 2011.

Products and Markets by Business Segment

Test Segment: The Test segment (“Test”) provides testing solutions including hardware, software and service. Our testing solutions are used by customers in their development of new products to characterize the product’s mechanical properties. Our solutions simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to reliance on full physical prototypes in real-world settings, proving ground testing and virtual testing because it provides more controlled simulation and accurate measurement. The need for mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Because a significant portion of the products in Test are considered by our customers to be capital expenditures, we believe the timing of purchases may be impacted by interest rates, customer capital spending, and product development cycles.

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

Products and customers are grouped into the following three global markets:

•

Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Test systems are utilized in customer testing of vehicles, subsystems and components. Our offering examples include:

	o	Road simulators for the purpose of durability simulation;
	o	Tire performance and rolling resistance measurement systems; and
	o	Moving road-plane systems and balances used for aerodynamic measurements in wind tunnels.

This is the largest Test market, representing approximately 45% of Test orders.

•

Materials: This market covers diverse industries such as power generation, aerospace, vehicles, and bio-medical. Our products and services support customers in the research and development of products through the physical characterization of materials, such as ceramics, composites and steel. Bio-medical applications include systems to test durability and performance of implants, prostheses, and other medical and dental materials and devices. This global market represents approximately 35% of Test orders.

•

Structures: This market serves the structural testing needs in the fields of aerospace, wind energy, oil and gas, and structural engineering, among others. The aerospace structural testing market consists of manufacturers of commercial, military, and private aircraft and their suppliers, who use our products, systems, and software to perform static and fatigue testing of aircraft and space vehicles. The wind energy market consists of wind turbine manufacturers and their component suppliers who use our products to reduce the cost and improve the reliability of blades, bearings, and entire wind turbines. Systems for structural engineering include high force static and dynamic testing, as well as seismic simulation tables used around the world to test the design of structures, such as bridges and buildings, and to help governments establish building codes. Structural engineering customers include construction companies, government agencies, universities, and the manufacturers of building materials. This global market represents approximately 20% of Test orders.

Sensors Segment: The Sensors segment (“Sensors”) products are used by industrial machinery and mobile equipment manufacturers to automate the operation of their products for improved safety and end-user productivity. Examples of customer industries include manufacturers of plastic injection molding machines, steel mills, fluid power, oil and gas, medical, wood product processing equipment, mobile equipment, and energy. Our products are also used to measure fluid displacement, such as liquid levels for customers in the process industries.

Sensors manufactures products utilizing magnetostriction technology. We have developed a unique implementation of the technology, known as Temposonics ®. This technology offers high speed and precise non-contact position sensing and is ideal for use in harsh operating environments.

Sensors customers are also diverse by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 30%, 45% and 25% of orders, respectively, based upon customer location.

Financial and geographical information about our segments is included in Item 7 of this Annual Report on Form 10-K and Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test Segment: Test products are sold worldwide through a direct field sales and service organization, independent representatives and distributors, and to a much lesser extent, catalogs for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives and distributors are either compensated through commissions based upon orders or discounts off list prices.

In addition to field sales and service personnel throughout the United States and China, Test has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Cirencester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, South Korea; and Shanghai and Shenzhen, China.

In fiscal year 2013, product orders in Test ranged in value from a few hundred dollars to approximately $11 million on an equivalent United States dollar basis. The average order size was approximately $115,000. Test also markets services to customers on a per-call and contract basis, accounting for virtually all of our Service Revenue in the Consolidated Statements of Income for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011. Service orders in fiscal year 2013 ranged from $100 to over $1,200,000 on a United States dollar-equivalent basis.

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

Sensors Segment: Sensors products are sold worldwide through a direct sales organization as well as through independent distributors. The direct sales organization is compensated through salary and commissions based upon revenue. The independent distributors pay us a wholesale price and re-sell the product to their customers. Our products are sold at unit prices ranging from $25 to $10,000, with an average sales price of approximately $500 on a United States dollar-equivalent basis. While the average sales cycle for Sensors is approximately one to four weeks for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years depending on customer testing and specification requirements.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at our headquarters in Eden Prairie, Minnesota. We also operate manufacturing facilities in Shenzhen and Shanghai, China, which manufacture test systems serving the materials market. Some smaller system assembly is performed at Company locations in Berlin, Germany; Seoul, South Korea; and Shanghai, China. Installation of systems, training, service and consulting services are primarily delivered at customer sites. The engineering and assembly cycle for a typical Test system ranges from 1 to 12 months, depending on the complexity of the system and the availability of components. The engineering and assembly cycle for larger, more complex systems may be up to three years.

Sensors Segment: Sensors are primarily built to order, engineered and assembled regionally at facilities located in Cary, North Carolina; Lüdenscheid, Germany; and Machida, Japan. Assembly cycles generally vary from several days to several weeks, depending on the degree of product customization, the size of the order and manufacturing capacity.

Sources and Availability of Raw Materials and Components

A significant portion of Test systems and Sensors products consist of materials and component parts purchased from independent vendors. We are dependent, in certain situations, on a limited number of vendors to provide raw materials and components, such as mechanical and electronic components. However, we have not experienced any recent issues in procuring certain materials, parts, or components needed in our engineering or production processes.

As Test generally sells products and services based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability. The material and component cost variability is considered in the estimation and customer negotiation process. We believe that fluctuations in the cost of raw materials and components have not had a significant impact on operating results during any of the fiscal years ended September 28, 2013, September 29, 2012, or October 1, 2011.

Patents and Trademarks

We specialize in the control and measurement of forces and motion. Technologies include precise actuation and measurement solutions, motion and force control, application expertise codified in user software and magnetostriction technology in the sensors market.

We rely on a combination of patents, copyrights, trademarks and proprietary trade secrets to protect our proprietary technology, some of which are material to the Test and Sensors segments. We have obtained numerous patents and trademarks worldwide, and actively file and renew patents and trademarks on a global basis to establish and protect our proprietary technology. We are also party to exclusive and non-exclusive license and confidentiality agreements relating to our own and third-party technologies. We aggressively protect certain of our processes, products, and strategies as proprietary trade secrets. Our efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third-party patents and patent applications.

Seasonality

There is no significant seasonality to Test or Sensors orders or revenue.

Working Capital

Neither Test nor Sensors has significant finished product inventory, but each maintains inventories of materials and components to facilitate on-time product delivery. Test may have varying levels of work-in-process projects that are classified as inventory or unbilled receivables, depending upon the manufacturing cycle, timing of orders, project revenue recognition and shipments to customers.

In Test, payments are often received from customers upon order or at milestones during the fulfillment of the order, depending upon the size and customization of the system. These are recorded as Advance Payments from Customers on our Consolidated Balance Sheets and reduced as revenue is recognized. Conversely, if revenue is recognized on a project prior to customer billing, an Unbilled Accounts Receivable is recorded on our Consolidated Balance Sheets until the customer is billed. Upon billing, it is recorded as Accounts Receivable. Changes in the average size, payment terms and revenue recognition for orders in Test may have a significant impact on Accounts Receivable, Unbilled Accounts Receivable, Advance Payments from Customers and Inventory. It has not been our practice to provide rights of return for our products. Payment terms vary and are subject to negotiation.

Customers

We do not have a significant concentration of sales with any individual customer. Therefore, the loss of any one customer would not have a material impact on us.

Order Backlog

Most of our products are built to order. Our backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $290 million, $298 million, and $288 million at September 28, 2013, September 29, 2012, and October 1, 2011, respectively. The majority of this backlog is related to Test. Based on anticipated manufacturing schedules, we estimate that approximately $251 million of the backlog at September 28, 2013 will be converted to revenue during fiscal 2014. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site for installation. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2013, one custom order in Test totaling approximately $2 million was cancelled. This cancelled order was booked in a previous fiscal year. During fiscal year 2012, two custom orders in Test totaling approximately $9 million were cancelled. These orders were booked in a previous fiscal year and were associated with a Test product line that was sold during fiscal year 2012. One custom order in Test totaling approximately $0.5 million was cancelled during fiscal year 2011. This cancelled order was booked in a previous fiscal year.

Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 5%, 3% and 4% for fiscal years 2013, 2012 and 2011, respectively.

Competition

Test Segment: For relatively simple and inexpensive mechanical testing applications, customers may satisfy their needs internally by building their own test systems or using any of a number of our competitors who compete on price, performance, quality, and service. For larger and more complex mechanical test systems, Test competes directly with several companies throughout the world based upon customer value including application knowledge, engineering capabilities, technical features, price, quality and service.

Sensors Segment: Sensors primarily competes on factors that include technical performance, price and service in new applications or in situations in which other position sensing technologies have been used. Competitors of Sensors are typically either larger companies that carry multiple sensor product lines or smaller, privately held companies throughout the world.

Research and Development

We invest in significant product, system, and software application development. We also occasionally contract with our customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $22.8 million, $21.9 million, and $14.8 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively. During the fiscal years 2012 and 2011, we allocated certain of our resources towards capitalized software development activities. Total software development costs capitalized during the fiscal years 2012 and 2011 were $0.5 million and $3.7 million, respectively.

Environmental Matters

We believe our operations are in compliance with all applicable material environmental regulations within the jurisdictions in which we operate.

Employees

We had 2,299 employees as of September 28, 2013, including 1,263 employees located outside the United States.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the “Investor Relations” pages of our website, www.mts.com, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The MTS Systems Corporation Code of Conduct (the “Code”), any waivers from and amendments to the Code, and our Corporate Governance Guidelines, Articles of Incorporation and Bylaws, as well as the Charters for the Audit, Compensation, and Governance and Nominating Committees of our Board of Directors are also available free of charge on the “Investor Relations” pages at www.mts.com. Our SEC filings are also available at the SEC online EDGAR database at www.sec.gov, as well as the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

The following summarizes, in no particular order, certain risks facing us that could adversely impact our businesses, financial condition and operating results. This list is not intended to be comprehensive or to predict in detail which risks could or will occur. All statements, other than statements of historic fact, in each of our public announcements and filings with the SEC are “forward-looking statements” within the meaning of the U.S. securities laws and should be read in light of these risk factors.

We may not achieve our growth plans for the expansion of the business. In addition to market penetration, our long-term success depends on our ability to expand our business through (a) new product development and service offerings; (b) mergers and acquisitions; and/or (c) geographic expansion.

New product development and service offerings require that we maintain our ability to improve existing products, continue to bring innovative products and services to market in a timely fashion and adapt products and services to the needs and standards of current and potential customers. Our products and services may become less competitive or eclipsed by technologies to which we do not have access or which render our solutions obsolete.

Mergers and acquisitions will be accompanied by risks that may include:

•	suitable candidates may not exist or may not be available at acceptable costs;
•	failure to achieve the financial and strategic goals for the acquired and combined businesses;
•	difficulty integrating the operations and personnel of the acquired businesses;
•	disruption of ongoing business and distraction of management from the ongoing business;
•	dilution of existing stockholders and earnings per share;
•	unanticipated, undisclosed or inaccurately assessed liabilities, legal risks and costs; and
•	difficulties retaining the key vendors, customers or employees of the acquired business.

Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of international operations discussed in these Risk Factors.

Geographic expansion will be primarily outside of the U.S., and hence will be disproportionately subject to the risks of international operations discussed in these Risk Factors.

The changes we are making in our Test segment processes and operating systems may not deliver the results we require for growth of the business. We are investing in a new operating model and changing business processes and systems in the Test segment and we are restructuring the business to make it a more scalable business model. Successful implementation of these initiatives is critical to our growth.

Our business operations may be affected by government contracting risks. Government business is important to us. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of our total revenue was approximately 5%, 3%, and 4% for fiscal years 2013, 2012 and 2011, respectively.

We must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting and result in administrative, civil or criminal penalties. Failure to comply could also have a material adverse effect on our reputation, our ability to secure future U.S. Government contracts and export control licenses, and our results of operations and financial condition. These laws and regulations also create compliance risks and affect how we do business with federal agency clients. U.S. Government contracts, as well as contracts with certain foreign governments with which we do business, are also subject to modification or termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. Further, any investigation relating to, or suspension or debarment from, U.S. Government contracting could have a material impact on our results of operations as, during the duration of any suspension or debarment, we would be prohibited or otherwise limited in our ability to enter into prime contracts or subcontracts with U.S. Government agencies (to the extent that such contracts exceed $30,000), certain entities that receive U.S. Government funds or that are otherwise subject to the Federal Acquisition Regulations (FAR), and certain state government or commercial customers who decline to contract with suspended or debarred entities. A federal suspension could also impact our ability to obtain export control licenses, which have material importance to our business.

Our business is significantly international in scope, which poses multiple risks. Sales outside of the United States, including export sales from U.S. business locations, accounted for approximately 75% of our revenue in fiscal year 2013. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;
•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;
•	difficulty enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;
•	higher danger of terrorist activity, war or civil unrest, compared to domestic operations;
•	imposition of tariffs, exchange controls or other restrictions;
•	difficulty in staffing and managing global operations;
•	required compliance with a variety of foreign laws and regulations; and
•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

We may be required to recognize impairment charges for long-lived assets. As of September 28, 2013, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $114.7 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect results of operations in the periods recognized.

Volatility in the global economy could adversely affect results. Long-term disruptions in the capital and credit markets would likely adversely affect our customers’ operations and financing of both our international and U.S. customers and could therefore result in a decrease in orders. In addition, during periods of economic uncertainty, our customers’ spending patterns and financing availability could be negatively impacted, reducing demand for our products and services.

Our business is subject to strong competition. Our products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, delivery, customer relationships, and after-market support. If we are not perceived as competitive in overall value as measured by these criteria, our customers would likely choose solutions offered by our competitors or developed internally.

We are subject to risks because we design and manufacture first-of-a-kind products. We design and build systems that are unique and innovative and, in some cases, the first created to address complex and unresolved issues. The design, manufacture and support of these systems may involve higher than planned costs. If we are unable to meet our customers’ expectations, our reputation and ability to extend our expertise will likely be damaged.

We may experience difficulties obtaining the services of skilled employees. We rely on knowledgeable, experienced and skilled technical personnel, particularly engineers, sales management, and service personnel, to design, assemble, sell and service our products. We may be unable to attract, retain and motivate sufficient numbers of such people which could adversely affect our business.

We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others. We have developed significant proprietary technology and other rights that are used in our businesses. We rely on trade secret, copyright, trademark and patent laws and contractual provisions to protect our intellectual property. While we take enforcement of these rights seriously, other companies such as competitors or others in markets in which we do not participate, may attempt to copy or use our intellectual property for their own benefit.

In addition, the intellectual property of others also has an impact on our ability to offer some of our products and services for specific uses or at competitive prices. Competitors’ patents or other intellectual property may limit our ability to offer products and services to our customers. Any infringement on the intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, products and services.

Intellectual property litigation is very costly and could result in substantial expense and diversions of our resources, both of which could adversely affect our businesses, financial condition and results. In addition, there may be no effective legal recourse against infringement of our intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.

The business could be adversely affected by product liability and commercial litigation. Our products or services may be claimed to cause or contribute to personal injury or property damage to our customers’ facilities. Additionally, we are, at times, involved in commercial disputes with third parties, such as customers, vendors and others. The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve, may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or other forms of reimbursement.

We may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase. We purchase materials and components from third-party suppliers, some of whom may be competitors. Other materials and components may be provided by a limited number of suppliers or by sole sources and could only be replaced with difficulty or at significant added cost. Additionally, some materials or components may become scarce or difficult to obtain in the market, or they may increase in price. This could adversely affect the lead-time within which we receive the materials or components, and in turn affect our commitments to our customers, or could adversely affect the material cost or quality.

Government regulation imposes significant costs and other constraints. Our manufacturing operations and past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign laws and regulations, including laws and regulations pertaining to health and safety matters, as well as the handling or discharge of hazardous materials into the environment. We expect to continue to incur costs to comply with these laws, and may incur penalties for any failure to do so. We may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of properties used for industrial purposes or the generation or disposal of hazardous substances. Some of our export sales require approval from the U.S. government. Changes in political relations between the U.S. and foreign countries and/or specific potential customers for which export licenses may be required, may cause a license application to be delayed or denied, or a previously issued license withdrawn, rendering us unable to complete a sale, or vulnerable to competitors who do not operate under such restrictions.

The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated. Many of our products have a long sales, delivery and acceptance cycle. Events may cause recognition of orders, backlog and results of operations to be aberrant over shorter periods of time. These factors include the timing of individual large orders, design and manufacturing problems, capacity constraints, delays in product readiness, damage or delays in transit, problems in achieving technical performance requirements, and various customer-initiated delays. Any such delay may cause fluctuation in our reported periodic financial results.

Our customers are in cyclical industries. For many of our products, orders are subject to customers’ procurement cycles and their willingness and ability to invest in capital, especially in the cyclical automotive, aircraft and machine tool industries. Any event that adversely impacts those customers’ new product development activities may reduce their demand for our products.

We will need to begin disclosing our use of “conflict minerals,” which will impose costs on us and could raise reputational and other risks. The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements will require due diligence efforts, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Interest rate fluctuations could adversely affect results. Significant changes in interest rates may affect our business in several ways, depending on our financial position and short-term financing needs. We may, at times, use debt to purchase shares of our common stock, finance working capital needs or finance the growth of the business through acquisitions. Fluctuations in interest rates can increase borrowing costs. Increases in short-term interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest we earn on cash and short-term investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary owned and leased facilities at September 28, 2013 were as follows:

Owned Property:

Location	Use of Facility	Square Footage
Eden Prairie, Minnesota, USA	Corporate headquarters and primary Test manufacturing and research	420,000
Cary, North Carolina, USA	Sensors manufacturing, research and North American sales and service administration	65,000
Berlin, Germany	Test manufacturing and European sales and service administration	72,000
Shenzhen, China	Test manufacturing, research and sales and service administration	75,000
Shanghai, China	Test manufacturing and sales and service administration	129,000

Leased Property:

		Square	Lease
Location	Use of Facility	Footage	Expires
Chanhassen, Minnesota, USA	Test manufacturing	97,000	2014
Ludenscheid, Germany	Sensors manufacturing, research and European	55,000	2017
	sales and service administration	10,000	2014
Creteil, France	Test sales and service administration	16,000	2015
Tokyo, Japan	Test sales and service administration	7,000	2013
	Sensors manufacturing and Asia sales and service administration	6,000	2015
Seoul, South Korea	Test sales, service administration and assembly	8,000	2014
Cary, North Carolina, USA	Sensors manufacturing	8,000	2020
Shanghai, China	Test sales, service administration and assembly	13,000	2015
		7,000	2016
Shenzhen, China	Test manufacturing, research and sales and	13,000	2013
	service administration	7,000	2014
Berlin, Germany	Land under Berlin facility	97,000	2052
Shenzhen, China	Land under Shenzhen facility	155,000	2047
Shanghai, China	Land under Shanghai facility	161,000	2056

We also lease space in the United States, Europe and Asia for sales and service administration for Test, including locations in Germany, France, United Kingdom, Sweden, Italy, Russia, China and various other locations in the United States. Neither the amount of leased space nor the rental obligations in these locations is significant individually or in aggregate. Additional information relative to lease obligations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

We consider our current facilities adequate to support our operations during fiscal year 2014.

Item 3.	Legal Proceedings

The information required hereunder is incorporated by reference from Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Select MarketSM under the symbol MTSC.

The following table sets forth the low and high share prices for the fiscal quarters indicated. *

Quarter Ended	Low	High
December 31, 2011	$29.48	$42.40
March 31, 2012	$41.37	$54.82
June 30, 2012	$36.85	$53.72
September 29, 2012	$37.50	$54.99
December 29, 2012	$41.42	$55.00
March 30, 2013	$49.51	$59.76
June 29, 2013	$53.80	$62.91
September 28, 2013	$56.72	$65.47
* Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 22, 2013, there were 829 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter September 30, 2012 - December 29, 2012	-	$-	-	2,108,744
Second Quarter December 30, 2012 - March 30, 2013	-	$-	-	2,108,744
Third Quarter March 31, 2013 - June 29, 2013	173,056	$55.58	173,056	1,935,688
Fiscal Month June 30, 2013 - August 3, 2013	133,191	$61.21	133,191	1,802,497
August 4, 2013 - August 31, 2013	122,616	$61.34	122,616	1,679,881
September 1, 2013 - September 28, 2013	98,719	$60.98	98,719	1,581,162
Fourth Quarter	354,526	$61.19	354,526	1,581,162

Fiscal Year 2013	527,582	$59.35	527,582	1,581,162

We purchase common stock to mitigate dilution related to new shares issued as employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return to shareholders capital not immediately required to fund ongoing operations.

Our Board of Directors approved, and on February 11, 2011, announced, a 2.0 million share purchase authorization. Our Board of Directors also approved, and on August 20, 2007 announced, a 3.0 million share purchase authorization. Authority over pricing and timing under both authorizations has been delegated to management. The share purchase authorizations have no expiration date. At September 28, 2013, there were approximately 1.6 million shares available for purchase under the existing authorizations.

On August 21, 2012, our Board of Directors authorized an accelerated share purchase program to acquire shares of our common stock up to an aggregate purchase price of $40 million. On September 7, 2012, we entered into an accelerated share purchase agreement with an unrelated third-party investment bank. In connection with the agreement, we made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of our common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of our initial payment to the investment bank was reported as a reduction in retained earnings. The agreement specified that we had the option to settle any obligation that we may have at the conclusion of the contract in either cash or shares of our common stock. These settlement alternatives had the same economic value to us. Based on the facts, during the entire term of the agreement, the forward contract met the requirements of ASC 480-10 and ASC 815-40 to be classified as permanent equity.

During the third quarter of fiscal year 2013, we received approximately 0.1 million shares of our common stock from the bank pursuant to the settlement of the accelerated share purchase program. The amount of shares received at settlement was determined based on the volume weighted average price of our stock during the purchase period. We retired the delivered shares upon receipt. Upon settlement of the contract, we accounted for the 0.1 million shares received as a share retirement, resulting in a less than $0.1 million reduction to and corresponding increase in common stock and paid-in capital, respectively.

Dividend Policy

Our dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target over time a payout ratio of approximately 30% of net earnings per share. During fiscal year 2013, we declared quarterly cash dividends of $0.30 per share to holders of our common stock, which resulted in a payout ratio of approximately 33%. During fiscal year 2012, we declared quarterly cash 12 dividends ranging between $0.25 and $0.30 per share to holders of our common stock, which resulted in a payout ratio of approximately 31%.

Debt Covenants

Our unsecured credit facility includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At September 28, 2013 and September 29, 2012, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Shareholder Return Performance

The graph and table below set forth a comparison of the cumulative total return of our common stock over the last five fiscal years. Assuming a $100 investment on September 27, 2008 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) that are traded on the NASDAQ, NYSE and NYSE MKT exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED
	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13
MTS Systems Corporation	$100.00	$67.85	$77.60	$77.15	$138.08	$167.73
Russell 2000 Index	100.00	83.75	99.33	95.38	125.81	163.68
*SIC Code 3820 Peer Group (Modified to remove non-exchange traded companies)	100.00	87.81	112.47	107.05	134.35	181.88

Item 6.	Selected Financial Data

The table below provides selected historical financial data which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 and the balance sheet data at September 28, 2013 and September 29, 2012 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended October 2, 2010 and October 3, 2009 and the balance sheet data at October 1, 2011, October 2, 2010 and October 3, 2009 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(September 28, 2013; September 29, 2012; October 1, 2011; October 2, 2010; October 3, 2009)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2013	2012	2011	2010	2009[1]
Operations
Revenue	$569,439	$542,256	$467,368	$374,053	$408,881
Gross profit	231,939	236,192	201,990	151,794	151,616
Gross profit as a % of revenue	40.7%	43.6%	43.2%	40.6%	37.1%
Research and development expense	$22,812	$21,893	$14,785	$14,945	$16,322
Research and development as a % of revenue	4.0%	4.0%	3.2%	4.0%	4.0%
Effective income tax rate	27.1%	35.4%	30.5%	31.7%	27.2%
Net income	$57,806	$51,556	$50,942	$18,576	$17,394
Net income as a % of revenue	10.2%	9.5%	10.9%	5.0%	4.3%
Diluted earnings per share of common stock	$3.64	$3.21	$3.24	$1.14	$1.03
Weighted average dilutive shares outstanding during the year[2]	15,861	16,077	15,739	16,347	16,831
Net interest expense	$(334)	$(305)	$(915)	$(1,052)	$(916)
Depreciation and amortization	16,589	13,782	12,894	12,751	12,132

Financial Position
Cash, cash equivalents and short-term investments	$48,333	$79,852	$104,095	$76,611	$118,885
Property and equipment, net	78,399	61,653	56,252	56,444	56,118
Total assets	451,277	409,438	427,859	346,405	386,914
Interest-bearing debt[3]	35,000	-	40,000	40,000	40,000
Total shareholders’ investment	256,537	226,719	210,848	166,106	203,965
Interest-bearing debt as a % of shareholders’ investment	13.6%	0.0%	19.0%	24.1%	19.6%
Return on equity[4]	25.5%	24.5%	30.7%	9.1%	8.5%
Return on invested capital[5]	22.5%	25.1%	22.6%	8.7%	7.9%

Other Statistics
Number of common shareholders of record at year-end[6]	836	881	926	981	1,010
Number of employees at year-end	2,299	2,147	2,003	1,948	2,015
Orders	$567,418	$565,327	$540,023	$423,525	$340,839
Backlog of orders at year-end	290,151	298,363	287,916	214,770	167,774
Dividends declared per share	1.20	1.05	0.85	0.60	0.60

1 The fiscal year ended October 3, 2009 was a 53-week fiscal year, whereas all other fiscal years presented were 52-week periods.
2 Assumes the conversion of potential common shares using the treasury stock method.
3 Consists of short-term borrowings.
4 Calculated by dividing net income by beginning shareholders’ investment.
5The measure “Return on Invested Capital” (“ROIC”) is not a measure of performance presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). ROIC is calculated by dividing adjusted net income by average invested capital. Adjusted net income is calculated by excluding after-tax interest expense from reported net income. In addition, for the fiscal year ended September 29, 2012, adjusted net income also excludes the cost related to the settlement of the U.S. Government investigation. Average invested capital is defined as the aggregate of average interest-bearing debt and average shareholders’ investment and is calculated as the sum of current and prior year ending amounts divided by two. Because the ratio is not prescribed or authorized by GAAP, the ROIC percentage is a non-GAAP financial measure. We believe ROIC is useful to investors as a measure of operating performance and of the effectiveness of the use of capital in our operations. We use ROIC as one measure to monitor and evaluate operating performance relative to our invested capital. This measure should not be construed as an alternative to return on equity or any other measure determined in accordance with GAAP.

Reconciliation of the non-GAAP financial measure to the nearest GAAP measure:

	2013	2012	2011	2010	2009

Net income	$57,806	$51,556	$50,942	$18,576	$17,394
Expense to settle U.S. Government investigation	-	7,750	-	-	-
After-tax interest expense	372	535	808	893	1,275
Adjusted net income *	$58,178	$59,841	$51,750	$19,469	$18,669

Total beginning shareholders’ investment	$226,719	$210,848	$166,106	$203,965	$204,942
Total ending shareholders’ investment	256,537	226,719	210,848	166,106	203,965
Total beginning interest bearing debt	-	40,000	40,000	40,000	26,308
Total ending interest bearing debt	35,000	-	40,000	40,000	40,000
Sum of invested capital	$518,256	$477,567	$456,954	$450,071	$475,215

Average invested capital*	$259,128	$238,784	$228,477	$225,036	$237,608

Return on invested capital *	22.5%	25.1%	22.6%	8.7%	7.9%

* Denotes Non-GAAP financial measure

6 Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation
MTS Systems Corporation is a leading global supplier of high performance test systems and position sensors. Our testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. Our position sensors provide controls for a variety of industrial and vehicular applications. We had 2,299 employees and revenue of $569 million for the fiscal year ended September 28, 2013.

Company Strategy
Our goal is to grow profitably, generate strong cash flow, and deliver a strong return on invested capital to our shareholders by leveraging our leadership position in the research and development, product development and industrial equipment global end markets. Our desire is to be the innovation leader in creating test and measurement solutions to enable our customers’ success. Through innovation we believe we can create value for our customers which will drive our growth. There are four global macro trends that will help enable this growth: energy scarcity; environmental concerns; continued globalization and the development of the emerging markets; and global demographics. These macro trends have significant implications for our customers, such as increasing the demand for new and more innovative products and increasing our customers’ organizational complexity. We believe we have an excellent geographic footprint and are well positioned in both Test and Sensors to take advantage of these macro trends and deliver significant profitable growth in the years ahead.

We are working toward our previously communicated goal of achieving $1 billion in annual revenue. Economic conditions and the competitive environment will impact the timing of when the $1 billion goal is achieved. Our three priorities to achieve this goal are:

•	Accelerating innovation;

•	Capturing opportunities in the rapidly emerging markets; and

•	Realizing the potential of the Test service business

Our business model supports achieving our $1 billion revenue milestone through both organic growth and strategic acquisitions, assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on our opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We began investing in earnest in both fiscal years 2012 and 2013, and will continue investing in fiscal year 2014.

Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. The fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011 each consisted of 52 weeks.

Foreign Currency

Approximately 75% of our revenue has historically been derived from customers outside of the United States. Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Japanese Yen and the Chinese Yuan. A change in foreign exchange rates could positively or negatively affect our reported financial results.

Financial Results

Fiscal Year 2013 Compared to Fiscal Year 2012

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2013 and fiscal year 2012 orders, separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Orders	$567.4	$8.6	$(6.5)	$565.3

Orders totaled $567.4 million, an increase of $2.1 million, or 0.4%, including an estimated 1.1% unfavorable impact of currency translation, compared to orders of $565.3 million for fiscal year 2012. Fiscal year 2013 orders included three large (equal to or in excess of $5.0 million) European and two Large Americas’ Test orders totaling approximately $22 million and $15 million, respectively. Fiscal year 2012 orders included two large Asian and two large European Test orders totaling approximately $32 million and $14 million, respectively. Excluding the large orders and currency, base orders increased 3.4%, reflecting 3.4% growth in Test, primarily in Europe and Asia, as well as 3.1% growth in Sensors, primarily in the Americas and Asia.

The following is a comparison of fiscal year 2013 and fiscal year 2012 orders by geography:

Geography	2013	2012	Variance	% Variance
	(expressed in millions)
Americas	$169.0	$153.4	$15.6	10.2%
Europe	181.8	170.8	11.0	6.4%
Asia	216.6	241.1	(24.5)	-10.2%
Total Orders	$567.4	$565.3	$2.1	0.4%

Backlog of undelivered orders at September 28, 2013 was $290.2 million, a decrease of $8.2 million, or 2.7%, compared to backlog of $298.4 million at September 29, 2012. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2013, one custom order in Test totaling approximately $2 million was cancelled. This order was booked in a previous fiscal year. The cancellation reflects a decision made by the customer to postpone the order until such time as the design phase of a testing system project has been completed. During fiscal year 2012, two custom orders in Test totaling approximately $9 million were cancelled. These orders were booked in a previous fiscal year and were associated with a Test product line that was sold during fiscal year 2012.

Results of Operations

The following is a comparison of fiscal year 2013 and fiscal year 2012 statements of operations (in millions, except per share data):

	2013	2012	Variance		% Variance
Revenue	$569.4	$542.3	$27.1		5.0%
Cost of sales	337.5	306.1	31.4		10.3%
Gross profit	231.9	236.2	(4.3)		-1.8%
Gross margin	40.7%	43.6%	-2.9%	pts

Operating expenses:
Selling and marketing	81.0	74.6	6.4		8.6%
General administrative	48.1	51.4	(3.3)		-6.4%
Research and development	22.8	21.9	0.9		4.1%
U.S. Government settlement	-	7.8	(7.8)		-100.0%
Total operating expenses	151.9	155.7	(3.8)		-2.4%
Income from operations	80.0	80.5	(0.5)		-0.6%
Interest expense, net	(0.3)	(0.3)	-		0.0%
Other expense, net	(0.4)	(0.4)	-		0.0%

Income before income taxes	79.3	79.8	(0.5)		-0.6%
Provision for income taxes	21.5	28.2	(6.7)		-23.8%
Net income	$57.8	$51.6	$6.2		12.0%

Diluted earnings per share	$3.64	$3.21	$0.43		13.4%

The following is a comparison of fiscal year 2013 and fiscal year 2012 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Revenue	$569.4	$35.2	$(8.1)	$542.3
Cost of sales	337.5	37.1	(5.7)	306.1
Gross profit	231.9	(1.9)	(2.4)	236.2
Gross margin	40.7%			43.6%

Operating expenses:
Selling and marketing	81.0	7.4	(1.0)	74.6
General administrative	48.1	(3.2)	(0.1)	51.4
Research and development	22.8	0.9	-	21.9
U.S. Government settlement	-	(7.8)	-	7.8
Total operating expenses	151.9	(2.7)	(1.1)	155.7
Income from operations	$80.0	$0.8	$(1.3)	$80.5

Revenue
Revenue was $569.4 million, an increase of $27.1 million, or 5.0%, compared to revenue of $542.3 million for fiscal year 2012. This increase was driven by higher beginning backlog as well as a higher rate of backlog conversion into revenue in Test, partially offset by lower volume in Sensors, as well as an estimated $8.1 million unfavorable impact of currency translation. Test revenue increased 7.3% to $474.1 million, while Sensors revenue decreased 5.0% to $95.3 million.

The following is a comparison of fiscal year 2013 and fiscal year 2012 revenue by geography:

Geography	2013	2012	Variance	% Variance
	(expressed in millions)
Americas	$165.6	$169.5	$(3.9)	-2.3%
Europe	178.6	167.8	10.8	6.4%
Asia	225.2	205.0	20.2	9.9%
Total Revenue	$569.4	$542.3	$27.1	5.0%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross profit
Gross profit was $231.9 million, a decrease of $4.3 million, or 1.8%, compared to gross profit of $236.2 million for fiscal year 2012. Gross profit as a percentage of revenue was 40.7%, a decrease of 2.9 percentage points from 43.6% for fiscal year 2012. This decrease reflects an unfavorable mix, primarily resulting from a higher proportion of lower-margin custom development products in Test. The gross profit rate was also negatively impacted by approximately 1 percentage point from continued investment in productivity and infrastructure initiatives in Test, and 1 percentage point from lower engineering labor utilization and higher warranty expense in Test. The productivity and infrastructure initiatives that impact gross profit are focused on the building of a scalable enterprise and include investments in our operating system and service delivery system. These investments will continue into fiscal year 2014.

Selling and Marketing Expense
Selling and marketing expense was $81.0 million, an increase of $6.4 million, or 8.6%, compared to $74.6 million for fiscal year 2012. This increase was primarily due to higher travel and other discretionary expenses to support current sales efforts, as well as higher compensation and benefits resulting from increased headcount, partially offset by an estimated $1.0 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 14.2%, compared to 13.8% for fiscal year 2012.

General and Administrative Expense
General and administrative expense was $48.1 million, a decrease of $3.3 million, or 6.4%, compared to $51.4 million for fiscal year 2012. This decrease was primarily driven by a lower level of investment in strategic and compliance initiatives, as well as expenses recognized in fiscal year 2012 related to a CEO transition, partially offset by higher compensation and benefits driven by increased headcount, as well as expenses associated with a senior management transition in Sensors. General and administrative expense as a percentage of revenue was 8.4%, compared to 9.5% for fiscal year 2012.

Research and Development Expense
Research and development expense was $22.8 million, an increase of $0.9 million, or 4.1%, compared to $21.9 million for fiscal year 2012. This increase was primarily driven by timing of planned expenditures in Test and higher compensation and benefits in Sensors resulting from increased headcount. In addition, we allocated certain of our resources to capitalized software development activities during fiscal year 2012. Total software development costs capitalized during fiscal year 2012 were $0.5 million. No software development costs were capitalized during fiscal year 2013. Research and development expense as a percentage of revenue was 4.0% on higher volume, flat compared to fiscal year 2012.

U.S. Government Settlement Expense
As previously disclosed in the fourth quarter of fiscal year 2012, we reached an agreement with the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”), settling for $7.8 million the DOC and USAO’s investigation into our past disclosures on our government certifications and our government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. During fiscal year 2012, we accrued a loss contingency equal to the settlement amount. U.S. Government settlement expense as a percentage of revenue was 1.4% for fiscal year 2012.

For a more detailed discussion of the investigation by the DOC and USAO and the settlement agreement, please refer to Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Income from Operations
Income from operations was $80.0 million, a decrease of $0.5 million, or 0.6%, compared to income from operations of $80.5 million for fiscal year 2012. Operating income for fiscal year 2012 included the previously mentioned $7.8 million of costs related to the U.S. Government matter. Excluding these costs, income from operations decreased $8.3 million, driven by lower gross profit and $4.1 million higher operating expenses. Operating income as a percentage of revenue was 14.0%, compared to 14.8% for fiscal year 2012.

Historically, our operating costs have been impacted by a level of inflation ranging from -1% to 4%. We use a number of strategies to mitigate the effects of cost inflation including cost productivity initiatives such as global procurement strategies, as well as price increases. However, if our operating costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs.

Interest Expense, net
Interest expense, net was $0.3 million, flat compared to fiscal year 2012. Interest expense declined $0.3 million due to lower interest rates incurred on short-term borrowings as well as a relatively lower level of outstanding borrowings during fiscal year 2013. Interest income decreased $0.3 million primarily due to lower average cash balances maintained in interest-bearing accounts during fiscal year 2013.

Other Expense, net
Other expense, net was $0.4 million of net other expense, flat compared to fiscal year 2012.

Provision for Income Taxes
Provision for income taxes totaled $21.5 million, a decrease of $6.7 million, compared to $28.2 million for fiscal year 2012. This decrease was primarily due to a lower effective tax rate. The effective tax rate for the fiscal year was 27.1%, a decrease of 8.3 percentage points compared to 35.4% for fiscal year 2012. During fiscal year 2013, the tax rate was favorably impact by approximately 3.7 percentage points due to new favorable guidance and legislation related to the U.S. R&D tax credit. Also, the effective tax rate for fiscal year 2012 was unfavorably impacted by approximately 3.6 percentage points due to the recognition of the previously mentioned $7.8 million of costs related to the U.S. Government settlement which were nondeductible for income tax purposes.

Net Income
Net income was $57.8 million, an increase of $6.2 million, compared to $51.6 million for fiscal year 2012. The increase was primarily driven by a lower effective tax rate, partially offset by lower income from operations. Earnings per diluted share increased $0.43 to $3.64, compared to $3.21 for fiscal year 2012. Earnings per share for fiscal year 2012 included a $0.48 per diluted share negative impact from the previously mentioned settlement costs related to the U.S. Government matters. Additionally, the decrease in shares outstanding positively impacted earnings per diluted share by $0.04.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2013 and fiscal year 2012 orders for Test, separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Orders	$470.0	$5.5	$(3.5)	$468.0

Orders totaled $470.0 million, an increase of $2.0 million, or 0.4%, including an estimated 0.7% unfavorable impact of currency translation, compared to orders of $468.0 million for fiscal year 2012. Fiscal year 2013 orders included three large European orders in the ground vehicles market totaling approximately $22 million, one of which was for a rolling road wind tunnel measurement system, one was for a transmission test system and the other was for a tire testing system. In addition, fiscal year 2013 orders included two large Americas’ orders totaling approximately $15 million, one of which was for a vehicle motion simulator in the structures market and the other for an aerodynamic test system in the ground vehicles market. Fiscal year 2012 orders included two large Asian orders in the structures market totaling approximately $32 million. In addition, fiscal year 2012 orders included two large European orders totaling approximately $14 million, one of which was in the ground vehicles market and the other was in the structures market. Excluding the large orders and currency, base orders increased 3.4%, driven by strong ground vehicles orders in Asia and Europe. Test accounted for 82.8% of our total orders, flat compared to fiscal year 2012.

The following is a comparison of fiscal year 2013 and fiscal year 2012 orders for Test by geography:

Geography	2013	2012	Variance	% Variance
	(expressed in millions)
Americas	$140.4	$127.4	$13.0	10.2%
Europe	133.9	121.9	12.0	9.8%
Asia	195.7	218.7	(23.0)	-10.5%
Total Orders	$470.0	$468.0	$2.0	0.4%

Backlog of undelivered orders at September 28, 2013 was $275.0 million, a decrease of 3.6% from backlog of $285.3 million at September 29, 2012. As previously mentioned, backlog at the end of fiscal year 2013 was negatively impacted by the cancellation of one custom order totaling approximately $2 million. Also, as previously mentioned, backlog at the end of fiscal year 2012 was negatively impacted by the cancellation of two custom orders totaling approximately $9 million.

Results of Operations

The following is a comparison of fiscal year 2013 and fiscal year 2012 results of operations for Test separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Revenue	$474.1	$37.4	$(5.3)	$442.0
Cost of sales	296.1	38.6	(4.6)	262.1
Gross profit	178.0	(1.2)	(0.7)	179.9
Gross margin	37.5%			40.7%

Operating expenses:
Selling and marketing	63.4	4.2	(0.4)	59.6
General administrative	36.3	(3.0)	0.2	39.1
Research and development	17.3	0.5	-	16.8
U.S. Government settlement	-	(6.1)	-	6.1
Total operating expenses	117.0	(4.4)	(0.2)	121.6
Income from operations	$61.0	$3.2	$(0.5)	$58.3

Revenue
Revenue was $474.1 million, an increase of $32.1 million, or 7.3%, compared to revenue of $442.0 million for fiscal year 2012. The increase was primarily driven by a higher beginning backlog and a higher rate of backlog conversion into revenue, partially offset by an estimated $5.3 million unfavorable impact of currency translation. The backlog conversion rate benefited from the implementation of operational process improvements.

The following is a comparison of fiscal year 2013 and fiscal year 2012 revenue for Test by geography:

Geography	2013	2012	Variance	% Variance
	(expressed in millions)
Americas	$138.3	$141.0	$(2.7)	-1.9%
Europe	131.2	119.1	12.1	10.2%
Asia	204.6	181.9	22.7	12.5%
Total Revenue	$474.1	$442.0	$32.1	7.3%

Gross Profit
Gross profit was $178.0 million, a decrease of $1.9 million, or 1.1%, compared to gross profit of $179.9 million for fiscal year 2012. Gross profit as a percentage of revenue was 37.5%, a decrease of 3.2 percentage points from 40.7% for fiscal year 2012. Of the reduced gross profit rate, approximately 2 percentage points resulted from an unfavorable mix of lower-margin products and services, 1 percentage point resulted from increased warranty expense, and 1 percentage point resulted from continued investment in productivity and infrastructure initiatives. These decreases were partially offset by increased leverage on higher volume. As previously mentioned, the productivity and infrastructure initiatives that impact gross profit are focused on the building of a scalable enterprise and include investments in our operating system and service delivery system. These investments will continue into fiscal year 2014.

Selling and Marketing Expense
Selling and marketing expense was $63.4 million, an increase of $3.8 million, or 6.4%, compared to $59.6 million for fiscal year 2012. This increase was primarily driven by higher compensation and benefits resulting from increased headcount, as well as increased travel and other discretionary expenses to support selling efforts, partially offset by reduced bad debt expense. Selling and marketing expense as a percentage of revenue was 13.4% on higher volume, compared to 13.5% for fiscal year 2012.

General and Administrative Expense
General and administrative expense was $36.3 million, a decrease of $2.8 million, or 7.2%, compared to $39.1 million for fiscal year 2012. This decrease was primarily driven by a lower level of investment in strategic and compliance initiatives, as well as expenses recognized in fiscal year 2012 related to a CEO transition, partially offset by higher compensation and benefits resulting from increased headcount. General and administrative expense as a percentage of revenue was 7.7%, compared to 8.8% for fiscal year 2012.

Research and Development Expense
Research and development expense was $17.3 million, an increase of $0.5 million, or 3.0%, compared to $16.8 million for fiscal year 2012. As previously mentioned, $0.5 million of costs associated with software development activities were capitalized in fiscal year 2012. No software development costs were capitalized during fiscal year 2013. Research and development expense as a percentage of revenue was 3.6% on higher volume, compared to 3.8% for fiscal year 2012.

U.S. Government Settlement Expense
U.S. Government settlement expense in fiscal year 2012 includes $6.1 million of the $7.8 million costs related to the previously mentioned U.S. Government matter that was settled during fiscal year 2012. U.S. Government settlement expense as a percentage of revenue was 1.4% for fiscal year 2012.

Income from Operations
Income from operations was $61.0 million, an increase of $2.7 million, or 4.6%, compared to income from operations of $58.3 million for fiscal year 2012. Operating income for fiscal year 2012 included the previously mentioned $6.1 million of costs related to the U.S. Government matter. Excluding these costs, income from operations decreased $3.4 million, driven by lower gross profit and $1.5 million higher operating expenses. Operating income as a percentage of revenue was 12.9% on higher volume, compared to 13.2% for fiscal year 2012.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal year 2013 and fiscal year 2012 orders for Sensors, separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Orders	$97.4	$3.1	$(3.0)	$97.3

Orders totaled $97.4 million, flat compared to orders of $97.3 million for fiscal year 2012, including an estimated 3.1% unfavorable impact of currency translation. Excluding currency, orders increased 3.2%, driven by stronger demand in the global industrial markets. Sensors accounted for 17.2% of our total orders, flat compared to fiscal year 2012.

The following is a comparison of fiscal year 2013 and fiscal year 2012 orders for Sensors by geography:

Geography	2013	2012	Variance	% Variance
	(expressed in millions)
Americas	$28.6	$26.0	$2.6	10.0%
Europe	47.9	48.9	(1.0)	-2.0%
Asia	20.9	22.4	(1.5)	-6.7%
Total Orders	$97.4	$97.3	$0.1	0.1%

Backlog of undelivered orders at September 28, 2013 was $15.2 million, an increase of 16.0% from backlog of $13.1 million at September 29, 2012.

Results of Operations

The following is a comparison of fiscal year 2013 and fiscal year 2012 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Revenue	$95.3	$(2.2)	$(2.8)	$100.3
Cost of sales	41.4	(1.5)	(1.1)	44.0
Gross profit	53.9	(0.7)	(1.7)	56.3
Gross margin	56.6%			56.2%

Operating expenses:
Selling and marketing	17.6	3.2	(0.6)	15.0
General administrative	11.8	(0.2)	(0.3)	12.3
Research and development	5.5	0.4	-	5.1
U.S. Government settlement	-	(1.7)	-	1.7
Total operating expenses	34.9	1.7	(0.9)	34.1
Income from operations	$19.0	$(2.4)	$(0.8)	$22.2

Revenue
Revenue was $95.3 million, a decrease of $5.0 million, or 5.0%, compared to revenue of $100.3 million for the fiscal year 2012. This decrease was primarily driven by a 21.6% lower beginning backlog and an estimated $2.8 million unfavorable impact of currency translation.

The following is a comparison of fiscal year 2013 and fiscal year 2012 revenue for the Sensors segment by geography:

Geography	2013	2012	Variance	% Variance
	(expressed in millions)
Americas	$27.3	$28.5	$(1.2)	-4.2%
Europe	47.4	48.7	(1.3)	-2.7%
Asia	20.6	23.1	(2.5)	-10.8%
Total Revenue	$95.3	$100.3	$(5.0)	-5.0%

Gross Profit
Gross profit was $53.9 million, a decrease of $2.4 million, or 4.3%, compared to gross profit of $56.3 million for fiscal year 2012. Gross profit as a percentage of revenue was 56.6%, an increase of 0.4 percentage points from 56.2% for fiscal year 2012.

Selling and Marketing Expense
Selling and marketing expense was $17.6 million, an increase of $2.6 million, or 17.3%, compared to $15.0 million for fiscal year 2012. The increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth, as well as increased discretionary expenses to support current sales efforts, partially offset by an estimated $0.6 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue was 18.5%, compared to 15.0% for fiscal year 2012.

General and Administrative Expense
General and administrative expense was $11.8 million, a decrease of $0.5 million, or 4.1%, compared to $12.3 million for fiscal year 2012, as a relatively lower level of investment in strategic and compliance initiatives, as well as a favorable impact of currency translation was partially offset by higher compensation and benefits driven by increased headcount, as well as expenses associated with a senior management transition. General and administrative expense as a percentage of revenue was 12.4%, compared to 12.3% for fiscal year 2012.

Research and Development Expense
Research and development expense was $5.5 million, an increase of $0.4 million, or 7.8%, compared to $5.1 million for fiscal year 2012, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.8%, compared to 5.1% for fiscal year 2012.

U.S. Government Settlement Expense
U.S. Government settlement expense in fiscal year 2012 includes $1.7 million of the $7.8 million costs related to the previously mentioned U.S. Government matter that was settled during fiscal year 2012. U.S. Government settlement expense as a percentage of revenue was 1.7% for fiscal year 2012.

Income from Operations
Income from operations was $19.0 million, a decrease of $3.2 million, or 14.4%, compared to income from operations of $22.2 million for fiscal year 2012. Operating income for fiscal year 2012 included the previously mentioned $1.7 million of costs related to the U.S. Government matter. Excluding these costs, income from operations decreased $4.9 million, driven by lower gross profit and $2.5 million higher operating expenses. Operating income as a percentage of revenue was 19.9%, compared to 22.1% for fiscal year 2012.

Fiscal Year 2012 Compared to Fiscal Year 2011

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

Backlog of undelivered orders at September 29, 2012 was a record-high $298.4 million, an increase of approximately $10.5 million, or 3.6%, compared to backlog of $287.9 million at October 1, 2011. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2012, two custom orders in Test totaling approximately $9 million were cancelled. These orders were booked in a previous fiscal year and were associated with a Test product line that was sold during fiscal year 2012. During fiscal year 2011, one custom order in Test totaling approximately $0.5 million was cancelled. This order was booked in a previous fiscal year.

Results of Operations

The following is a comparison of fiscal year 2012 and fiscal year 2011 statements of operations (in millions, except per share data):

	2012	2011	Variance		% Variance
Revenue	$542.3	$467.4	$74.9		16.0%
Cost of sales	306.1	265.4	40.7		15.3%
Gross profit	236.2	202.0	34.2		16.9%
Gross margin	43.6%	43.2%	0.4%	pts

Operating expenses:
Selling and marketing	74.6	69.8	4.8		6.9%
General administrative	51.4	44.2	7.2		16.3%
Research and development	21.9	14.8	7.1		48.0%
U.S. Government settlement	7.8	-	7.8		NM
Total operating expenses	155.7	128.8	26.9		20.9%
Income from operations	80.5	73.2	7.3		10.0%
Interest expense, net	(0.3)	(0.9)	0.6		-66.7%
Other (expense) income, net	(0.4)	1.0	(1.4)		NM

Income before income taxes	79.8	73.3	6.5		8.9%
Provision for income taxes	28.2	22.4	5.8		25.9%
Net income	$51.6	$50.9	$0.7		1.4%

Diluted earnings per share	$3.21	$3.24	$(0.03)		-0.9%

The following is a comparison of fiscal year 2012 and fiscal year 2011 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Revenue	$542.3	$83.4	$(8.5)	$467.4
Cost of sales	306.1	46.4	(5.7)	265.4
Gross profit	236.2	37.0	(2.8)	202.0
Gross margin	43.6%		-	43.2%

Operating expenses:
Selling and marketing	74.6	6.1	(1.3)	69.8
General administrative	51.4	7.5	(0.3)	44.2

Research and development	21.9	7.3	(0.2)	14.8
U.S. Government settlement	7.8	7.8	-	-
Total operating expenses	155.7	28.7	(1.8)	128.8
Income from operations	$80.5	$8.3	$(1.0)	$73.2

Revenue
Revenue was $542.3 million, an increase of $74.9 million, or 16.0%, compared to revenue of $467.4 million for fiscal year 2011. This increase was driven by 34.0% higher beginning backlog as well as strong standard short-cycle orders in Test, partially offset by a decline in Sensors resulting from an unfavorable impact of currency translation. Test revenue increased 21.5% to $442.0 million, while Sensors revenue decreased 3.1% to $100.3 million.

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

Gross profit
Gross profit was $236.2 million, an increase of $34.2 million, or 16.9%, compared to gross profit of $202.0 million for fiscal year 2011. Gross profit as a percentage of revenue was 43.6%, an increase of 0.4 percentage points from 43.2% for fiscal year 2011. The increase reflects leverage on higher volume and improved productivity in Test, partially offset by the unfavorable impact of a higher proportion of Test revenue compared to our total revenue.

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

General and Administrative Expense
General and administrative expense was $51.4 million, an increase of $7.2 million, or 16.3%, compared to $44.2 million for fiscal year 2011. This increase was primarily driven by higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 9.5%, flat compared to fiscal year 2011.

Research and Development Expense
Research and development expense was $21.9 million, an increase of $7.1 million, or 48.0%, compared to $14.8 million for fiscal year 2011. Planned expenditures were higher in both segments. In addition, we allocated certain of our resources towards capitalized software development activities during fiscal year 2012 and 2011. Total software development costs capitalized during fiscal years 2012 and 2011 were $0.5 million and $3.7 million, respectively. Research and development expense as a percentage of revenue was 4.0%, compared to 3.2% for fiscal year 2011.

U.S. Government Settlement Expense
As previously mentioned, we reached an agreement with the DOC and the USAO, settling for $7.8 million the DOC and USAO’s investigation into our past disclosures on our government certifications and our government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. During fiscal year 2012, we accrued a loss contingency equal to the settlement amount. U.S. Government settlement expense as a percentage of revenue was 1.4% for fiscal year 2012.

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

Interest Expense, net
Interest expense, net was $0.3 million, a decrease of $0.6 million, compared to $0.9 million for fiscal year 2011. Interest expense declined $0.4 million due to lower interest rates incurred on short-term borrowings as well as a reduction in the accrued interest liability associated with our uncertain tax positions. Interest income increased $0.2 million primarily due to interest earned on higher average cash balances maintained in interest-bearing accounts.

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

Orders totaled $468.0 million, an increase of $31.4 million, or 7.2%, including an estimated 1.5% unfavorable impact of currency translation, compared to orders of $436.6 million for fiscal year 2011. Fiscal year 2012 orders included four large orders totaling approximately $46 million, of which $41 million was in the structures market and $5 million was in the ground vehicles market. Fiscal year 2011 orders included five large orders totaling approximately $64 million, of which $35 million was in the structures market and $29 million was in the ground vehicles market. Excluding the large orders, base orders increased 13.3%, reflecting strong growth in the ground vehicles, materials and structures markets. Test accounted for 82.8% of our total orders, compared to 80.9% for fiscal year 2011.

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders for Test by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$127.4	$133.9	$(6.5)	-4.9%
Europe	121.9	132.0	(10.1)	-7.7%
Asia	218.7	170.7	48.0	28.1%
Total Orders	$468.0	$436.6	$31.4	7.2%

Backlog of undelivered orders at September 29, 2012 was $285.3 million, an increase of 5.2% from backlog of $271.2 million at October 1, 2011. As previously mentioned, backlog at the end of fiscal year 2012 was negatively impacted by the cancellation of two custom orders totaling approximately $9 million. Also, as previously mentioned, backlog at the end of fiscal year 2011 was negatively impacted by the cancellation of a custom order totaling approximately $0.5 million.

Results of Operations

The following is a comparison of fiscal year 2012 and fiscal year 2011 results of operations for Test separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Revenue	$442.0	$83.3	$(5.2)	$363.9
Cost of sales	262.1	45.0	(4.2)	221.3
Gross profit	179.9	38.3	(1.0)	142.6
Gross margin	40.7%		-	39.2%

Operating expenses:
Selling and marketing	59.6	6.6	(0.9)	53.9
General administrative	39.1	6.7	-	32.4
Research and development	16.8	6.7	-	10.1
U.S. Government settlement	6.1	6.1	-	-
Total operating expenses	121.6	26.1	(0.9)	96.4
Income from operations	$58.3	$12.2	$(0.1)	$46.2

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

General and Administrative Expense
General and administrative expense was $39.1 million, an increase of $6.7 million, or 20.7%, compared to $32.4 million for fiscal year 2011. This increase was primarily driven by higher investment in strategic, productivity and compliance initiatives, as well as higher compensation and benefits driven by increased headcount. General and administrative expense as a percentage of revenue was 8.8%, relatively flat compared to 8.9% for fiscal year 2011.

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

U.S. Government Settlement Expense
U.S. Government settlement expense in fiscal year 2012 includes $6.1 million of the $7.8 million costs related to the previously mentioned U.S. Government matter that was settled during fiscal year 2012. U.S. Government settlement expense as a percentage of revenue was 1.4% for fiscal year 2012.

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

Orders totaled $97.3 million, a decrease of $6.1 million, or 5.9%, including an estimated 3.3% unfavorable impact of currency translation, compared to orders of $103.4 million for fiscal year 2011, primarily due to weaker global demand in the industrial market. Sensors accounted for 17.2% of our total orders, compared to 19.1% for fiscal year 2011.

The following is a comparison of fiscal year 2012 and fiscal year 2011 orders for Sensors by geography:

Geography	2012	2011	Variance	% Variance
	(expressed in millions)
Americas	$26.0	$28.2	$(2.2)	-7.8%
Europe	48.9	51.2	(2.3)	-4.5%
Asia	22.4	24.0	(1.6)	-6.7%
Total Orders	$97.3	$103.4	$(6.1)	-5.9%

Backlog of undelivered orders at September 29, 2012 was $13.1 million, a decrease of 21.6% from backlog of $16.7 million at October 1, 2011.

Results of Operations

The following is a comparison of fiscal year 2012 and fiscal year 2011 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
	2012	Business Change	Currency Translation	2011
	(expressed in millions)
Revenue	$100.3	$0.1	$(3.3)	$103.5
Cost of sales	44.0	1.4	(1.5)	44.1
Gross profit	56.3	(1.3)	(1.8)	59.4
Gross margin	56.2%			57.4%

Operating expenses:
Selling and marketing	15.0	(0.5)	(0.4)	15.9
General administrative	12.3	0.8	(0.3)	11.8
Research and development	5.1	0.6	(0.2)	4.7
U.S. Government settlement	1.7	1.7	-	-
Total operating expenses	34.1	2.6	(0.9)	32.4
Income from operations	$22.2	$(3.9)	$(0.9)	$27.0

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

General and Administrative Expense
General and administrative expense was $12.3 million, an increase of $0.5 million, or 4.2%, compared to $11.8 million for fiscal year 2011. This increase was primarily driven by higher spending on strategic and compliance initiatives, and increased compensation and benefits. General and administrative expense as a percentage of revenue was 12.3%, compared to 11.4% for fiscal year 2011.

Research and Development Expense
Research and development expense was $5.1 million, an increase of $0.4 million, or 8.5%, compared to $4.7 million for fiscal year 2011, due to a higher level of planned expenditures. Research and development expense as a percentage of revenue was 5.1%, compared to 4.5% for fiscal year 2011.

U.S. Government Settlement Expense
U.S. Government settlement expense in fiscal year 2012 includes $1.7 million of the $7.8 million costs related to the previously mentioned U.S. Government matter that was settled during fiscal year 2012. U.S. Government settlement expense as a percentage of revenue was 1.7% for fiscal year 2012.

Income from Operations
Income from operations was $22.2 million, a decrease of $4.8 million, or 17.8%, compared to income from operations of $27.0 million for fiscal year 2011, primarily due to lower gross profit and increased operating expenses. Operating income as a percentage of revenue was 22.1%, compared to 26.1% for fiscal year 2011.

Cash Flow Comparison - Fiscal Years 2013, 2012 and 2011

Total cash and cash equivalents decreased $31.5 million during fiscal year 2013. This decrease was driven by $77.9 million increased working capital requirements, investment in property and equipment of $29.7 million, purchases of our common stock of $24.8 million, and dividend payments of $19.1 million. These decreases were partially offset by earnings of $76.4 million, $35.0 million in proceeds received from borrowings on the credit facility and $8.6 million of proceeds from the exercise of stock options.

Total cash and cash equivalents decreased $24.2 million during fiscal year 2012. This decrease was driven by the repayment of interest-bearing debt of $40.0 million, purchases of our common stock of $35.3 million, dividend payments of $15.9 million, and investment in property and equipment of $15.6 million. These decreases were partially offset by earnings of $69.1 million and $17.9 million of proceeds from the exercise of stock options.

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

Cash flow from operating activities used cash totaling $2.1 million during fiscal year 2013, compared to cash provided of $65.0 million and $43.0 million in fiscal year 2012 and 2011, respectively. Fiscal year 2013 cash flow from operating activities was primarily driven by $43.2 million increased accounts and unbilled receivables resulting from higher volume as well as the general timing of billing and collections, $21.1 million decreased advance payments received from customers driven by timing of customer orders and relatively unfavorable customer payment terms, $9.6 million increased inventories to support future revenue, and $4.0 million decreased accounts payable resulting from general timing of purchases and payments. These decreases were partially offset by earnings of $76.4 million.

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

Cash flow from investing activities required the use of cash totaling $29.7 million during fiscal year 2013, compared to the use of cash totaling $15.6 million and $10.1 million during fiscal year 2012 and 2011, respectively. The cash usage for fiscal years 2013, 2012 and 2011 represents investment in property and equipment.

Cash flow from financing activities provided cash totaling $1.3 million during fiscal year 2013, compared to the use of cash totaling $72.5 million and $5.8 million in fiscal year 2012 and 2011, respectively. The cash provided for fiscal year 2013 was primarily due to $35.0 million of borrowings on our credit facility and $8.6 million received from stock option exercises and stock purchases under our employee stock purchase plan, partially offset by purchases of our common stock of $24.8 million, including purchases of stock related to stock-based compensation arrangements of $0.5 million, and payment of cash dividends of $19.1 million.

During fiscal year 2012, our cash usage primarily resulted from $40.0 million repayment of all outstanding borrowings on our credit facility, purchases of our common stock of $35.3 million, including purchases of stock related to stock-based compensation arrangements of $0.3 million, and payment of cash dividends of $15.9 million. These cash usages were partially offset by $17.9 million received from stock option exercises and stock purchases under our employee stock purchase plan.

During fiscal year 2011, our cash usage primarily resulted from the use of $9.6 million to settle an accelerated share purchase agreement that was initially entered into during the fourth quarter of fiscal year 2010, purchases of our common stock related to stock-based compensation arrangements of $0.3 million, and payment of cash dividends of $9.3 million. These cash usages were partially offset by $13.0 million received from stock option exercises and stock purchases under our employee stock purchase plan.

During fiscal year 2013, we purchased 0.4 million shares of our common stock for $24.8 million. Also during fiscal year 2013, we purchased less than 0.1 million shares of our common stock related to stock-based compensation arrangements for $0.5 million. During fiscal year 2012, we made an initial payment of $35.0 million under an accelerated share purchase program and received an initial delivery of approximately 0.5 million shares of our common stock. Also during fiscal year 2012, we purchased less than 0.1 million shares of our common stock related to stock-based compensation arrangements for $0.3 million. During fiscal year 2011, we purchased less than 0.1 million shares of our common stock for $0.3 million.

Liquidity and Capital Resources
We had cash and cash equivalents of $48.3 million at September 28, 2013. Of this amount, approximately $6.1 million was located in North America, $28.1 million in Europe, and $14.1 million in Asia. Of the $42.2 million of cash located outside of North America, approximately $30.2 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. At September 28, 2013, we held no short-term investments.

At September 28, 2013, our capital structure was comprised of $35.0 million in short-term debt and $256.5 million in Shareholders’ Investment. Total interest-bearing debt at September 28, 2013 was $35.0 million. The borrowings on the credit facility include, at our discretion, optional month-to-month term renewals and loan repricing until December 2017. Under the terms of the credit facility, we have agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict our ability to pay dividends and purchase outstanding shares of common stock. At September 28, 2013, we were in compliance with these financial covenants.

Shareholders’ Investment increased by $29.8 million during fiscal year 2013, primarily due to higher net income of $57.8 million and $8.6 million received from stock option exercises and stock purchases under our employee stock purchase plan, partially offset by $24.8 million in purchases of our common stock and $18.8 million in dividends declared.

We believe that our liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations, internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

At September 28, 2013, our contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$9,821	$4,288	$3,598	$875	$1,060
Other Long-Term Obligations(2)	9,660	1,611	1,297	1,125	5,627
Total	$19,481	$5,899	$4,895	$2,000	$6,687

(1)

Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. At September 28, 2013, our long-term liability for uncertain tax positions was $4.3 million.

(2)	Other long-term obligations include liabilities under pension and other retirement plans.

At September 28, 2013 we had letters of credit and guarantees outstanding totaling $20.4 million and $24.7 million, respectively, primarily to bond advance payments and performance related to customer contracts in Test. Our operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2013, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies
The Consolidated Financial Statements are prepared in accordance with GAAP, which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by us, and as a result, are subject to an inherent degree of uncertainty. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition: We are required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. The most significant area of judgment and estimation is percentage of completion contract accounting. We develop cost estimates that include materials, component parts, labor and overhead costs. Detailed costs plans are developed for all aspects of the contracts during the bidding phase of the contract. Cost estimates are largely based on actual historical performance of similar projects combined with current knowledge of the projects in progress. Significant factors that impact the cost estimates include technical risk, inflationary cost of materials and labor, changes in scope and schedule, and internal and subcontractor performance. Actual costs incurred during the project phase are monitored and compared to the estimates on a monthly basis. Cost estimates are revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident.

Inventories: We maintain a material amount of inventory to support our engineering and manufacturing operations. This inventory is stated at the lower of cost or market. On a regular basis, we review our inventory and identify that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life, and forecasted sales demand. Any identified excess, slow moving, and obsolete inventory is written down to its market value through a charge to income from operations. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for our products and we do not adjust our manufacturing production accordingly.

Impairment of Long-Lived Assets: We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Goodwill: We test goodwill at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired.

We have three reporting units, two of which are assigned goodwill. At September 28, 2013, one reporting unit was assigned $15.0 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At September 28, 2013, the estimated fair value of the reporting unit assigned $1.6 million of goodwill is substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $15.0 million of goodwill exceeds its carrying value by approximately 25%. While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

Software Development Costs: We incur costs associated with the development of software to be sold, leased, or otherwise marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized software costs, we compare expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred. If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in the recognition of an impairment charge in the period in which such a determination is made.

Warranty Obligations: We are subject to warranty obligations on sales of our products. We record general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. A certain amount of judgment is required in determining appropriate reserve levels for anticipated warranty claims. While these reserve levels are based on historical warranty experience, they may not reflect the actual claims that will occur over the upcoming warranty period, and additional warranty reserves may be required.

Income Taxes: We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for our products or our operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing, or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. Our use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of minimizing significant fluctuations from quarter to quarter. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state, and foreign income tax expense. See Notes 1 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended September 28, 2013 and September 29, 2012 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands, except per share data)
2013
Revenue	$142,668	$136,917	$135,059	$154,795	$569,439
Gross profit	56,602	53,905	54,596	66,836	231,939
Income before income taxes	20,515	14,519	16,783	27,437	79,254
Net income	$13,783	$11,061	$11,547	$21,415	$57,806
Earnings per share:
Basic	$0.88	$0.70	$0.73	$1.38	$3.69
Diluted	$0.87	$0.69	$0.72	$1.36	$3.64

2012
Revenue	$133,697	$129,019	$141,697	$137,843	$542,256
Gross profit	58,713	56,390	63,668	57,421	236,192
Income before income taxes	23,320	16,588	18,527	21,345	79,780
Net income	$15,539	$11,157	$9,609	$15,251	$51,556
Earnings per share:
Basic	$0.99	$0.70	$0.60	$0.95	$3.24
Diluted	$0.98	$0.69	$0.60	$0.94	$3.21

Operating results for the third quarter of fiscal year 2012 include the previously mentioned $7.8 million of costs resulting from the establishment in the quarter of an accrual related to U.S. Government matters.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk
Approximately 75% of our revenue has historically been derived from customers outside of the United States and about 65% of this revenue (approximately 50% of our total revenue) is denominated in currencies other than the U.S. dollar. Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2013	2012	2011
	(expressed in thousands)
(Decrease) increase from currency translation on:
Orders	$(6,460)	$(10,006)	$13,325
Revenue	(8,091)	(8,453)	11,771
Net Income	$(920)	$(697)	$1,433

The estimated net effect of currency translation on orders, revenue, and net income was unfavorable in fiscal year 2013 in comparison to fiscal year 2012, primarily driven by the unfavorable translation impact associated with the relative strengthening in the value of the U.S. dollar against the Japanese Yen throughout fiscal year 2013 compared to fiscal year 2012. This was partially offset by a favorable translation impact associated with the relative weakening in the value of the U.S. dollar against the Euro and Chinese Yuan throughout fiscal year 2013 as compared to fiscal year 2012.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2013 revenue of approximately $25.2 million.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $1.7 million in fiscal year 2013, a net loss of $1.8 million in fiscal year 2012, and a net gain of $0.5 million in fiscal year 2011. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest Rates
We are also directly exposed to changes in market interest rates on cash, cash equivalents, short-term investments and debt and are indirectly exposed to the impact of market interest rates on overall business activity.

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

At September 28, 2013, we had cash and cash equivalents of $48.3 million, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $0.6 million on an annualized basis.

Our short-term borrowings outstanding at the end of fiscal year 2013 consisted of $35.0 million utilization of the revolving credit facility. Borrowings under the credit facility require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical increase or decrease of 1 percentage point in interest rates, assuming all other variables were held constant, would increase or decrease interest expense by approximately $0.4 million on an annualized basis.

At September 28, 2013, a discount rate of 3.6% and an expected rate increase in future compensation levels of 2.8% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2013, our disclosure controls and procedures were effective.

There were no changes that occurred during the fiscal quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal controls over financial reporting as of September 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment using this framework, management concluded that our internal control over financial reporting is effective as of September 28, 2013.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of this audit, has issued its report, included in Item 8, on the effectiveness of our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information with respect to the our directors, our Code of Conduct, compliance with Section 16(a) of the Securities Exchange Act of 1934, and the our Audit Committee, including the Audit Committee financial experts, is incorporated by reference to the information set forth under the headings “Election of Directors” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 11, 2014.

Executive Officers serve at the discretion of and are elected by our Board of Directors. The business experience of the Executive Officers over the last five years, their age and the year in which such person became an Executive Officer are as follows:

Officer	Business Experience	Age	Executive Officer Since

Jeffrey A. Graves, President and Chief Executive Officer	President and Chief Executive Officer since May 2012. President and Chief Executive Officer of C&D Technologies, Inc. from July 2005 to May 2012.	52	2012

William E. Bachrach, Senior Vice President, Sensors	Senior Vice President, Sensors since March 2013. Chief Operating Officer of ROAM Data from 2010 to March 2013; and President of Murata Power Solutions (formerly C&D Technologies Power Systems) from 2005 to 2009.	54	2013

Arthur R. Baker III, Senior Vice President and Chief Technology Officer	Senior Vice President and Chief Technology Officer since October 2013. Senior Vice President, Test from October 2011 to October 2013; Vice President and General Manager of the Test Segment during October 2011; Vice President of Engineering and Operations from May 2010 to September 2011; and Vice President of Engineering from August 2005 to April 2010.	45	2011

Susan E. Knight, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since November 2011. Vice President and Chief Financial Officer from October 2001 to October 2011.	59	2001

Steven G. Mahon, Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	Senior Vice President, General Counsel and Chief Compliance Officer since October 2011; Corporate Secretary since August 2012. Vice President & Assistant General Counsel for Alliant Techsystems Inc. from January 2003 to September 2011.	52	2011

Kristin E. Trecker, Senior Vice President and Chief Human Resources Officer	Senior Vice President and Chief Human Resources Officer since August 2012. Vice President and Chief Human Resources Officer from February 2012 to August 2012. Senior Vice President of Human Resources for Lawson Software, Inc. from 2006 to July 2011.	48	2012

Mark D. Losee, Senior Vice President and Chief Information Officer	Senior Vice President and Chief Information Officer since September 2012. Director of IT from January 2012 to September 2012. Global Account Executive for Johnson Controls, Inc. from August 2009 to January 2012. Vice President, IT and Shared Services for Medtronic, Inc. for more than five years prior to his departure in August 2009.	56	2012

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under headings “Executive Compensation,” “Election of Directors – Non-Employee Director Compensation,” and “Other Information – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 11, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information set forth under the heading “Other Information - Security Ownership of Principal Shareholders and Management” and “- Information Regarding Equity Compensation Plans” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 11, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth under the headings “Election of Directors – Other Information Regarding the Board” and “Other Information – Related Party Transactions” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 11, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 11, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – September 28, 2013 and September 29, 2012

Consolidated Statements of Income for the Fiscal Years Ended September 28, 2013, September 29, 2012 and October 1, 2011

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 28, 2013, September 29, 2012 and October 1, 2011

Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended September 28, 2013, September 29, 2012 and October 1, 2011

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 28, 2013, September 29, 2012 and October 1, 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

See accompanying Index to Financial Statements on page F-1.

(3)	Exhibits:

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation, incorporated by reference to Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 29, 2012.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.b of the Company’s Current Report on Form 8-K filed November 28, 2011.

10.1	Executive Variable Compensation Plan, incorporated by reference to Exhibit 5.02 of the Company’s Current Report on Form 8-K filed February 12, 2010.

10.2	2012 Employee Stock Purchase Plan, incorporated by reference to Appendix B of the Company’s Proxy Statement filed on December 28, 2010.

10.3	2006 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed February 7, 2006.

10.4

First Amendment to the Company’s 2006 Stock Incentive Plan, First Amendment to the Company’s Executive Variable Compensation Plan, amendments to the Company’s Executive Deferred Compensation Plan (2005), and amendments to the Company’s form of change in control agreements, incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed October 27, 2008.

10.5	Form of Notice of Grant of Restricted Stock (Director) under 2006 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 7, 2006.

10.6

Uniform Terms and Conditions to Restricted Stock Awards (Director) under 2006 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of Company’s Current Report on Form 8-K filed February 7, 2006.

10.7	Form of Notice of Grant of Employee Restricted Stock Units under 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 29, 2009.

10.8	Uniform Terms and Conditions to Employee Restricted Stock Units under 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Company’s Current Report on Form 8-K filed June 29, 2009.

10.9	2011 Stock Incentive Plan, as amended by the First Amendment, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.10	Second Amendment to 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed March 15, 2013.

10.11

Form of Notice of Grant and Terms and Conditions of Employee Options under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.12

Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock Units under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.13

Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.14

Form of Notice of Grant and Terms and Conditions of Restricted Stock for Directors under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.

10.15	Letter Agreement, dated as of March 31, 2012, between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2012.

10.16	Change in Control Agreement between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2012.

10.17	Severance Agreement between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 9, 2012.

10.18

Description of the terms of employment of Susan E. Knight, pursuant to an offer letter, incorporated by reference to Exhibit 10.r of the Company’s Form 10-Q/A for the fiscal quarter ended December 31, 2001.

10.19

Change in Control Agreement, dated December 31, 2008, between the Company and Susan E. Knight incorporated by reference to Exhibit 10.p of the Company’s Form 10-K for the fiscal year ended October 3, 2009.

10.20	Severance Agreement, dated October 6, 2011, between the Company and Steven G. Mahon, incorporated by reference to Exhibit 10.y of the Company’s Form 10-K for the fiscal year ended October 1, 2011.

10.21

Change in Control Agreement, dated October 6, 2011, between the Company and Steven G. Mahon, incorporated by reference to Exhibit 10.z of the Company’s Form 10-K for the fiscal year ended October 1, 2011.

10.22

Change in Control Agreement dated November 22, 2011, between the Company and Arthur R. Baker, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 28, 2011.

10.23

Severance Agreement, dated February 13, 2012, between the Company and Kristin Trecker, incorporated by reference to Exhibit 10.ff of the Company’s Form 10-K for the fiscal year ended September 29, 2012.

10.24

Letter Agreement, dated February 25, 2013, between the Company and William E. Bachrach, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended March 30, 2013.

10.25

Letter dated February 6, 1987 from MTS Sensor Technologie GmbH and Co. KG (formerly, Hellwig GmbH) regarding its pension commitment to Joachim Hellwig, incorporated by reference to Exhibit 10.p of the Company’s Form 10-K for the fiscal year ended October 2, 2004.

10.26

Employment Contract dated January 1, 1991 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig, incorporated by reference to Exhibit 10.q of the Company’s Form 10-K for the fiscal year ended October 2, 2004.

10.27	Termination Agreement dated March 11, 2013 between MTS Sensor Technologie GmbH and Co. KG and Joachim Hellwig (filed herewith).

10.28

Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 1, 2006.

10.29	Form of Change in Control Agreement (for executive officers of the Company), incorporated by reference to Exhibit 10.ee of the Company’s Form 10-K for the fiscal year ended September 29, 2012.

10.30	Executive Severance Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2013.

10.31	Executive Change in Control Severance Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2013.

10.32

Administrative Agreement, dated as of September 19, 2011, between the Company and the U.S. Department of the Air Force, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 20, 2011.

10.33

Settlement Agreement, dated August 30, 2012, between the Company and the United States of America acting through the DOJ, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 30, 2012.

10.34

Letter Agreement (with Annexes, Exhibit and ISDA) Regarding Accelerated Share Repurchase Program by and between the Company and J.P Morgan Securities, Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated September 7, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended June 29, 2013.

10.35

Credit Agreement, dated September 28, 2012, among the Company, U.S. Bank National Association, HSBC Bank USA, National Association, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 4, 2012.

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

MTS SYSTEMS CORPORATION

		By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer

Date:	November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY A. GRAVES	President and	November 27, 2013
Jeffrey A. Graves	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ SUSAN E. KNIGHT	Chief Financial Officer	November 27, 2013
Susan E. Knight	and Senior Vice President
(Principal Financial Officer and
Principal Accounting Officer)

/s/ DAVID J. ANDERSON	Non-Executive	November 27, 2013
David J. Anderson	Chair of the Board

/s/ JEAN-LOU CHAMEAU	Director	November 27, 2013
Jean-Lou Chameau

/s/ DAVID D. JOHNSON	Director	November 27, 2013
David D. Johnson

/s/ EMILY M. LIGGETT	Director	November 27, 2013
Emily M. Liggett

/s/ WILLIAM V. MURRAY	Director	November 27, 2013
William V. Murray

/s/ BARB J. SAMARDZICH	Director	November 27, 2013
Barb J. Samardzich

/s/ GAIL P. STEINEL	Director	November 27, 2013
Gail P. Steinel

/s/ CHUN HUNG (KENNETH) YU	Director	November 27, 2013
Chun Hung (Kenneth) Yu

MTS Systems Corporation and Subsidiaries

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts	F-37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 28, 2013, and September 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the fiscal years in the three-year period ended September 28, 2013. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement Schedule II. We also have audited MTS Systems Corporation’s internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, MTS Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
November 27, 2013

Consolidated Balance Sheets
(September 28 and September 29, respectively)

Assets	2013	2012
	(expressed in thousands)
Current Assets:
Cash and cash equivalents	$48,333	$79,852
Accounts receivable, net of allowance for doubtful accounts of $1,998 and $2,247 respectively	102,860	84,119
Unbilled accounts receivable	75,988	51,306
Inventories	77,989	67,979
Prepaid expenses and other current assets	12,837	6,982
Deferred income taxes	11,256	10,665
Total current assets	329,263	300,903
Property and equipment, net	78,399	61,653
Goodwill	16,624	16,239
Other intangibles, net	19,656	23,077
Other assets	4,539	4,696
Deferred income taxes	2,796	2,870
Total assets	$451,277	$409,438

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$35,000	$230
Accounts payable	29,816	33,744
Accrued payroll and related costs	33,528	30,731
Advance payments from customers	44,929	65,833
Accrued warranty costs	4,694	3,984
Accrued income taxes	3,350	3,510
Deferred income taxes	3,037	2,627
Other accrued liabilities	19,809	19,573
Total current liabilities	174,163	160,232
Deferred income taxes	8,011	8,671
Non-current accrued income taxes	4,311	1,666
Pension benefit plan obligation	4,434	7,761
Other long-term liabilities	3,821	4,389
Total liabilities	194,740	182,719

Shareholders’ Investment:
Common stock, $0.25 par value; 64,000 shares authorized: 15,408 and 15,640 shares issued and outstanding as of September 28, 2013 and September 29, 2012, respectively	3,852	3,910
Additional paid-in capital	-	652
Retained earnings	240,348	211,256
Accumulated other comprehensive income	12,337	10,901
Total shareholders’ investment	256,537	226,719
Total liabilities and shareholders’ investment	$451,277	$409,438
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended September 28, September 29 and October 1, respectively)

	2013	2012	2011
	(expressed in thousands, except per share data)

Revenue:
Product	$497,620	$476,306	$400,840
Service	71,819	65,950	66,528
Total Revenue	569,439	542,256	467,368
Cost of Sales:
Product	296,256	272,706	231,040
Service	41,244	33,358	34,338
Total Cost of Sales	337,500	306,064	265,378
Gross Profit	231,939	236,192	201,990
Operating Expenses:
Selling and marketing	81,009	74,637	69,781
General and administrative	48,163	51,401	44,230
Research and development	22,812	21,893	14,785
U.S. Government settlement	-	7,750	-
Total Operating Expenses	151,984	155,681	128,796
Income From Operations	79,955	80,511	73,194
Interest expense, net	(334)	(305)	(915)
Other (expense) income, net	(367)	(426)	1,026
Income Before Income Taxes	79,254	79,780	73,305
Provision for income taxes	21,448	28,224	22,363
Net Income	$57,806	$51,556	$50,942
Earnings Per Share
Basic	$3.69	$3.24	$3.29
Diluted	$3.64	$3.21	$3.24

Dividends declared per share	$1.20	$1.05	$0.85
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
(For the Fiscal Years Ended September 28, September 29 and October 1, respectively)

	2013	2012	2011
	(expressed in thousands)
Net income	$57,806	$51,556	$50,942
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	585	(2,123)	727
Derivative instruments:
Unrealized net gain (loss)	1,349	(291)	(741)
Net (gain) loss reclassified to earnings	(464)	499	1,245
Defined benefit pension plan:
Unrealized net (loss) gain	(128)	(3,654)	221
Net loss reclassified to earnings	363	54	106
Currency exchange rate change	(269)	127	50
Other comprehensive income (loss)	1,436	(5,388)	1,608
Comprehensive income	$59,242	$46,168	$52,550
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment
(For the Fiscal Years Ended September 28, September 29 and October 1, respectively, expressed in thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Total Shareholders’ Investment
	Shares Issued	Amount
Balance, October 2, 2010	15,264	3,816	-	147,609	14,681	$166,106
Total comprehensive income	-	-	-	50,942	1,608	52,550
Exercise of stock options	332	83	12,129	-	-	12,212
Stock-based compensation	18	5	2,699	-	-	2,704
Tax shortfall from equity compensation	-	-	(307)	-	-	(307)
Issuance for employee stock purchase plan	24	6	660	-	-	666
Common stock purchased and retired	(6)	(2)	(9,862)	-	-	(9,864)
Dividends, $0.85 per share	-	-	-	(13,219)	-	(13,219)
Balance, October 1, 2011	15,632	3,908	5,319	185,332	16,289	210,848
Total comprehensive income	-	-	-	51,556	(5,388)	46,168
Exercise of stock options	491	123	17,132	-	-	17,255
Stock-based compensation	40	10	3,422	-	-	3,432
Tax benefit from equity compensation	-	-	521	-	-	521
Issuance for employee stock purchase plan	19	5	626	-	-	631
Common stock purchased and retired	(542)	(136)	(26,368)	(8,819)	-	(35,323)
Dividends, $1.05 per share	-	-	-	(16,813)	-	(16,813)
Balance, September 29, 2012	15,640	3,910	652	211,256	10,901	226,719
Total comprehensive income	-	-	-	57,806	1,436	59,242
Exercise of stock options	243	61	7,833	-	-	7,894
Stock-based compensation	40	10	3,653	-	-	3,663
Tax benefit from equity compensation	-	-	1,835	-	-	1,835
Issuance for employee stock purchase plan	20	5	746	-	-	751
Common stock purchased and retired	(535)	(134)	(14,719)	(9,914)	-	(24,767)
Dividends, $1.20 per share	-	-	-	(18,800)	-	(18,800)
Balance, September 28, 2013	15,408	$3,852	$-	$240,348	$12,337	$256,537
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended September 28, September 29, October 1, respectively)

	2013	2012	2011
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$57,806	$51,556	$50,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	3,736	3,372	2,701
Excess tax benefits from stock-based compensation	(1,807)	(1,228)	(432)
Net periodic pension benefit cost	1,288	664	724
Depreciation and amortization	16,589	13,782	12,894
Deferred income taxes	(1,010)	29	5,357
Bad debt (recovery) provision	(160)	896	729
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(43,179)	(398)	(44,714)
Inventories	(9,616)	(2,104)	(13,610)
Prepaid expenses	(1,587)	(919)	(268)
Accounts payable	(3,973)	5,922	5,492
Accrued payroll and related costs	1,366	(2,257)	740
Advance payments from customers	(21,082)	2,251	19,123
Accrued warranty costs	632	(1,223)	(2,191)
Contributions to pension benefit plan	(4,575)	(524)	(475)
Other assets and liabilities	3,513	(4,794)	5,946
Net Cash (Used in) Provided by Operating Activities	(2,059)	65,025	42,958
Cash Flows from Investing Activities:
Additions to property and equipment	(29,690)	(15,625)	(10,145)
Cash Flows from Financing Activities:
Net receipts (payments) under short-term borrowings	34,708	(40,458)	37
Excess tax benefits from stock-based compensation	1,807	1,228	432
Cash dividends	(19,113)	(15,874)	(9,300)
Proceeds from exercise of stock options and employee stock purchase plan	8,645	17,886	12,878
Payments to purchase and retire common stock	(24,767)	(35,323)	(9,864)
Net Cash Provided by (Used in) Financing Activities	1,280	(72,541)	(5,817)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,050)	(1,102)	488
Cash and Cash Equivalents:
(Decrease) increase during the year	(31,519)	(24,243)	27,484
Balance, beginning of year	79,852	104,095	76,611
Balance, end of year	$48,333	$79,852	$104,095
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$146	$947	$1,284
Income taxes	22,565	33,789	7,061
Non-cash financing activities:
Dividends declared not yet paid	$4,545	$4,858	$3,919
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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011 consisted of 52 weeks.

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

Foreign Currency
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains/(losses) of ($1.7) million, ($1.8) million, and $0.5 million during the fiscal year ended September 28, 2013, September 29, 2012, and October 1, 2011, respectively.

Cash and Cash Equivalents
Cash and cash equivalents represent cash, demand deposits, and highly liquid investments with original maturities of three months or less. Cash equivalents are recorded at cost, which approximates fair value. Cash equivalents, both inside and outside the United States, are invested in bank deposits and/or money market funds and are held in local currency denominations.

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

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at September 28, 2013 are expected to be invoiced during fiscal year 2014.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at September 28, 2013 and September 29, 2012 were as follows:

	2013	2012
	(expressed in thousands)
Customer projects in various stages of completion	$19,194	$17,704
Components, assemblies and parts	58,795	50,275
Total	$77,989	$67,979

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company capitalized $0.5 million of software development costs during the fiscal year ended September 29, 2012. No software development costs were capitalized during the fiscal year ended September 28, 2013. Amortization expense for software development costs was $2.8 million, $2.6 million and $1.5 million for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively. See Note 3 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

The Company has three reporting units, two of which are assigned goodwill. At September 28, 2013, one reporting unit was assigned $15.0 million of goodwill while another was assigned $1.6 million.

Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and the carrying value of the asset. If the carrying value of the asset exceeds its fair value, the asset is reduced to fair value. At both September 28, 2013 and September 29, 2012, there were no indefinite-lived intangible assets.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows, and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both September 28, 2013 and September 29, 2012, the Company determined there was no impairment of its goodwill or intangible assets. See Note 3 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Other Assets
Other assets at September 28, 2013 and September 29, 2012 primarily consisted of security deposits paid on leased property and cash redemption values on group insurance policies.

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

Warranty provisions and claims for the years ended September 28, 2013 and September 29, 2012, were as follows:

	2013	2012
	(expressed in thousands)
Beginning balance	$3,984	$5,290
Warranty claims	(6,267)	(5,175)
Warranty provisions	6,748	3,652
Adjustments to preexisting warranties	151	300
Translation adjustment	78	(83)
Ending balance	$4,694	$3,984

Derivative Financial Instruments
The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both September 28, 2013 and September 29, 2012, the Company did not have any foreign exchange contracts with credit-risk related contingent features. See Note 5 to the Consolidated Financial Statements for additional information on derivatives and hedging activities.

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

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million, 0.4 million, and 0.4 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended September 28, 2013, September 29, 2012, and October 1, 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	2013	2012	2011
	(expressed in thousands, except per share data)
Net income	$57,806	$51,556	$50,942
Weighted average common shares outstanding	15,664	15,913	15,487
Dilutive potential common shares	197	164	252
Weighted average dilutive common shares outstanding	15,861	16,077	15,739
Earnings per share:
Basic	$3.69	$3.24	$3.29
Diluted	$3.64	$3.21	$3.24

Stock Purchases
During fiscal year 2012, the Company entered into an accelerated share purchase agreement with an unrelated third-party investment bank. In connection with the agreement, the Company made an initial $35.0 million payment to the investment bank and immediately received an initial delivery of approximately 0.5 million shares of its common stock with a fair value of $28.0 million as of the purchase date. Effective as of the date of the initial 0.5 million stock purchase, the transaction was accounted for as a share retirement, resulting in a reduction of common stock, additional paid-in capital and retained earnings of $0.1 million, $26.1 million and $1.8 million, respectively. The remaining $7.0 million of the Company’s initial payment to the investment bank was reported as a reduction in retained earnings. The agreement specified that the Company had the option to settle any obligation that it may have at the conclusion of the contract in either cash or shares of the Company’s common stock. These settlement alternatives had the same economic value to the Company. Based on the facts, during the entire term of the agreement, the forward contract met the requirements of ASC 480-10 and ASC 815-40 to be classified as permanent equity.

During fiscal year 2013, the Company received approximately 0.1 million shares of its common stock from the bank pursuant to the settlement of the accelerated share purchase program. The amount of shares received at settlement was determined based on the volume weighted average price of the Company’s stock during the purchase period. Upon settlement of the contract, the Company accounted for the 0.1 million shares received as a share retirement, resulting in a less than $0.1 million reduction and corresponding increase in common stock and paid-in capital, respectively.

During fiscal year 2011, the Company paid the bank $9.6 million pursuant to the settlement of an accelerated share purchase agreement that the Company entered into during fiscal year 2010. The settlement amount was determined based on the volume weighted average price of the Company’s stock during the purchase period. Upon settlement of the contract, the Company reduced additional paid-in capital by $9.6 million.

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

Loss Contingencies
The Company establishes an accrual for loss contingencies when it is both probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. When loss contingencies are not probable and cannot be reasonably estimated, the Company does not establish an accrual. However, when there is at least a reasonable possibility that a loss has been incurred, but it is not probable or reasonably estimated, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss, as applicable. Any adjustment made to a loss contingency accrual during an accounting period affects the earnings of the period.

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

2. Stock-Based Compensation:

The Company compensates officers, directors, and employees with stock-based compensation under the stock plan approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. During fiscal year 2013, the Company’s shareholders approved a 1.3 million increase in the number of shares that can be issued under the 2011 stock plan, bringing the aggregate total to 2.3 million. During the years ended September 28, 2013, September 29, 2012 and October 1, 2011, the Company awarded stock options, restricted stock grants, and restricted stock units under the 2011 plan. At September 28, 2013, a total of 1,776,238 shares were available for future grant under the 2011 plan. Shares will be available for issuance under the 2011 stock plan until January 31, 2018.

During the year ended October 1, 2011, the Company issued shares of its common stock to participants in the Company’s Employee Stock Purchase Plan (“ESPP”) under a stock plan approved by the Company’s shareholders in 2002. During the fiscal year ended October 1, 2011, the Company’s shareholders approved a 2012 ESPP which was effective on January 1, 2012. The 2002 ESPP expired, and no further share issuances occurred after December 31, 2011. During the years ended September 28, 2013 and September 29, 2012, the Company issued shares of its common stock to participants under the 2012 ESPP. At September 28, 2013, a total of 720,185 shares were available for ESPP share issuances under the 2012 stock plan. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Stock-Based Compensation Expense
Stock-based compensation expense for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows (in thousands):

	2013	2012	2011

Stock-based compensation expense by type of award:
Employee stock options	$1,811	$1,599	$1,383
Employee stock purchase plan (ESPP)	199	184	159
Restricted stock and restricted stock units	1,653	1,650	1,162
Amounts capitalized as inventory	(806)	(742)	(652)
Amounts recognized in income for amounts previously capitalized as inventory	879	681	649

Total stock-based compensation included in income from operations	3,736	3,372	2,701
Income tax benefit on stock-based compensation	(1,277)	(1,161)	(931)
Net compensation expense included in net income	$2,459	$2,211	$1,770

At September 28, 2013, there was $1.4 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.1 years. At September 28, 2013, there was $0.8 million and $0.4 million of total restricted stock expense related to non-vested awards of restricted stock units and restricted stock, respectively, not yet recognized, each of which is expected to be recognized over a weighted average period of approximately 1.2 years.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was $10.25, $8.36 and $9.45, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2013	2012	2011
Expected life (in years)	3.1	3.5	3.0
Risk-free interest rate	0.4%	0.5%	0.8%
Expected volatility	33.8%	34.5%	35.4%
Dividend yield	2.3%	2.5%	1.8%

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

Awards of both restricted stock and restricted stock units are valued based on the market value of the Company’s shares at the date of grant. The value of restricted stock and restricted stock units is allocated to expense evenly over the restricted period. Employee stock purchase plan share awards are valued based on the value of the discount feature plus the fair value of the optional features, which is determined as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each purchase period.

Stock Options
Stock options are granted at exercise prices equal to the closing market price of the Company’s stock on the date of grant. Generally, options vest proportionally on the first three anniversaries of the grant date and expire five years from the grant date.

Stock option activity for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows (in thousands, except per share amounts):

	2013		2012		2011
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	754	$36.84	1,048	$35.80	1,329	$34.53
Granted	24	$52.81	324	$40.14	292	$43.61
Exercised	(243)	$32.51	(491)	$35.17	(332)	$36.80
Forfeited or expired	(17)	$39.21	(127)	$43.79	(241)	$36.91
Options outstanding at end of year	518	$39.52	754	$36.84	1,048	$35.80
Options eligible for exercise at year-end	226	$36.45	249	$31.02	653	$36.13
*Weighted Average Exercise Price

Prior to the fiscal year ended September 28, 2013, the Company’s historical practice was to grant an annual Company-wide award of stock options to officers and employees in July. The timing of the Company-wide award was changed from July to December so that the grants will be aligned with a review of individual and Company performance. As a consequence of this timing shift, the only stock option awards granted during the fiscal year ended September 28, 2013 were related to inducement grants for a new officer as well as other new employees.

Options outstanding at September 28, 2013 had a weighted average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $12.5 million. Options eligible for exercise at September 28, 2013 had a weighted average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $6.1 million.

The total intrinsic value of stock options exercised during the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was $6.2 million, $5.8 million and $2.3 million, respectively.

Restricted Stock
The Company awards directors and key employees restricted stock and restricted stock units, respectively, that vest over three years. For restricted stock awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period. For restricted stock units awarded to employees, participants are not entitled to cash dividends and voting rights on unvested units.

Restricted stock activity for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows (in thousands, except per share amounts):

	2013		2012		2011
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	27	$41.52	30	$33.61	29	$27.18
Granted	12	$56.44	12	$49.03	13	$42.89
Vested	(15)	$37.20	(15)	$31.26	(12)	$28.32
Unvested shares at end of year	24	$51.68	27	$41.52	30	$33.61
*Weighted Average Grant Date Fair Value

Restricted stock unit activity for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows (in thousands, except per share amounts):

	2013		2012		2011
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Outstanding at beginning of year	62	$38.90	37	$33.37	59	$25.51
Granted	3	$55.38	60	$39.26	18	$42.50
Vested	(26)	$37.61	(26)	$32.68	(22)	$24.71
Forfeited	(1)	$40.79	(9)	$29.90	(18)	$27.50
Outstanding at end of year	38	$40.91	62	$38.90	37	$33.37
*Weighted Average Grant Date Fair Value

Prior to the fiscal year ended September 28, 2013, the Company’s historical practice was to grant an annual Company-wide award of restricted stock units to officers and employees in July. The timing of the Company-wide award was changed from July to December so that the grants will be aligned with a review of individual and Company performance. As a consequence of this timing shift, the only restricted stock units granted during the fiscal year ended September 28, 2013 were related to inducement grants for a new officer as well as other new employees.

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2013 with the combined issuance of 19,937 shares at a weighted average price of $37.68. In fiscal years 2012 and 2011, purchases were 18,734 and 24,028 shares, respectively, with weighted average share prices of $33.65 and $27.72, respectively.

3. Capital Assets:

Property and Equipment
Property and equipment at September 28, 2013 and September 29, 2012 consist of the following:

	2013	2012
	(expressed in thousands)
Land and improvements	$1,713	$1,711
Buildings and improvements	54,823	53,545
Machinery and equipment	145,785	118,838
Total	202,321	174,094
Less accumulated depreciation	(123,922)	(112,441)
Property and equipment, net	$78,399	$61,653

Goodwill
Goodwill at September 28, 2013 and September 29, 2012 was $16.6 million and $16.2 million, respectively. The increase in goodwill during each of the years ended September 28, 2013 and September 29, 2012 was due to currency translation.

Other Intangible Assets
Other intangible assets consist of the following:

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(8,885)	$6,975	5.7
Patents	10,308	(3,676)	6,632	15.3
Trademarks and trade names	6,149	(1,244)	4,905	30.2
Land-use rights	1,270	(126)	1,144	47.8
Total	$33,587	$(13,931)	$19,656	14.3

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(6,125)	$9,735	5.7
Patents	10,073	(2,871)	7,202	15.3
Trademarks and trade names	6,020	(1,024)	4,996	30.2
Land-use rights	1,241	(97)	1,144	47.8
Total	$33,194	$(10,117)	$23,077	14.3

Amortization expense recognized during the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was $3.7 million, $3.5 million, and $3.3 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
2014	$3,725
2015	$3,714
2016	$2,202
2017	$932
2018	$724

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

4. Business Segment Information:

The Company’s Chief Executive Officer (the Chief Operating Decision Maker) regularly reviews financial information for the Company’s two operating segments, “Test” and “Sensors.” Test provides testing equipment, systems, and services to the ground vehicles, materials and structures markets. Sensors provides high-performance position sensors for a variety of industrial and mobile hydraulic applications.

In evaluating each segment’s performance, the Company’s Chief Executive Officer focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting, and general and administrative costs, are allocated to the reportable segments on the basis of revenue.

Financial information by reportable segment for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 were as follows:

	2013	2012	2011
	(expressed in thousands)
Revenue
Test	$474,119	$442,012	$363,918
Sensors	95,320	100,244	103,450
Total Revenue	$569,439	$542,256	$467,368

Income from Operations
Test	$60,984	$58,344	$46,211
Sensors	18,971	22,167	26,983
Total Income from Operations	$79,955	$80,511	$73,194

Identifiable Assets
Test	$360,037	$315,357	$333,290
Sensors	91,240	94,081	94,569
Total Assets	$451,277	$409,438	$427,859

Other Segment Data
Test:
Goodwill	$15,028	$14,688	$14,435
Capital expenditures	26,775	12,551	7,289
Depreciation and amortization	$14,325	$11,567	$10,658
Sensors:
Goodwill	$1,596	$1,551	$1,592
Capital expenditures	2,915	3,074	2,856
Depreciation and amortization	$2,264	$2,215	$2,236

Geographic information was as follows:

	2013	2012	2011
	(expressed in thousands)
Revenue
United States	$137,750	$140,305	$109,133
Europe	178,610	167,828	150,132
China	127,368	103,977	104,461
Asia, excluding China	96,653	100,166	76,162
Other	29,058	29,980	27,480
Total Revenue	$569,439	$542,256	$467,368

Property and Equipment, Net
United States	$55,509	$40,522	35,972
Europe	13,838	12,059	11,362
China	7,661	7,377	6,944
Asia, excluding China	1,391	1,695	1,974
Total Property and Equipment, Net	$78,399	$61,653	$56,252

Revenue by geographic area is presented based on customer location. No countries other than the United States and China had revenue in excess of 10% of the Company’s total revenue during any of the periods presented. No single customer accounted for 10% or more of the Company’s consolidated revenue for any of the periods presented. Revenue is not reported for each of the Company’s products and services because it is impracticable to do so.

5. Derivative Instruments and Hedging Activities

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are not designated as cash flow hedges and, therefore, are accounted for and reported under the guidance of ASC 830. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the September 28, 2013 and September 29, 2012 Consolidated Balance Sheet as follows:

	September 28, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$1,091	$1,307
Total designated hedge derivatives	1,091	1,307

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	167
Total hedge and other derivatives	$1,091	$1,474

	September 29, 2012
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$432	$1,157
Total designated hedge derivatives	432	1,157

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	415
Total hedge and other derivatives	$432	$1,572

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

At September 28, 2013 and September 29, 2012, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $65.7 million and $60.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $48.0 million and $49.7 million at September 28, 2013 and September 29, 2012, respectively. At September 28, 2013, the net market value of the foreign currency exchange contracts was a net liability of $0.2 million, consisting of $1.3 million in liabilities and $1.1 million in assets. At September 29, 2012, the net market value of the foreign currency exchange contracts was a net liability of $0.7 million, consisting of $1.1 million in liabilities and $0.4 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal years ended September 28, 2013 and September 29, 2012, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	2013	2012
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$(648)	$(365)
Net (gain) loss reclassified into Revenue (effective portion)	(733)	162
Net gain (loss) recognized in OCI (effective portion)	2,135	(445)
Ending unrealized net gain (loss) in AOCI	$754	$(648)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011. At September 28, 2013, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.8 million. The maximum remaining maturity of any forward or optional contract at September 28, 2013 was 1.0 years.

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

During the fiscal year ended September 29, 2012, all of the Company’s interest rate swap arrangements expired. The Company had no interest rate swap arrangements during the fiscal year ending September 28, 2013.

During the periods each of the interest rates swaps were outstanding, the Company paid fixed interest in exchange for interest received at monthly U.S. LIBOR.

The pretax amounts recognized in AOCI on interest rate swaps and forward interest rate swaps for fiscal year ended September 29, 2012:

2012
(expressed in thousands)
Beginning unrealized net loss in AOCI	$(617)
Net loss reclassified into interest expense (effective portion)	630
Net loss recognized in OCI (effective portion)	(13)
Ending unrealized net loss in AOCI	$-

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other (Expense) Income, net on the Consolidated Statements of Income.

At September 28, 2013 and September 29, 2012, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $26.7 million and $51.4 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at September 28, 2013 and September 29, 2012 was $8.6 and $6.6 million, respectively. At September 28, 2013 and September 29, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.2 million and $0.4 million, respectively.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011 are as follows:

	2013	2012	2011
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(258)	$(294)	$(464)

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

	September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$1,091	$-	$1,091
Total assets	$-	$1,091	$-	$1,091

Liabilities:
Currency contracts(1)	$-	$1,474	$-	$1,474
Total liabilities	$-	$1,474	$-	$1,474

	September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$432	$-	$432
Total assets	$-	$432	$-	$432

Liabilities:
Currency contracts(1)	$-	$1,572	$-	$1,572
Total liabilities	$-	$1,572	$-	$1,572

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

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

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

7. Financing:

Short-term borrowings at September 28, 2013 and September 29, 2012 consist of the following:

	2013	2012
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 87.5 basis points, in effect at September 28, 2013, maturing October 2013, with optional month-to-month term renewal and loan repricing until September 2017	$35,000	$-
Notes payable, non-interest bearing	-	230
Total Short-Term Borrowings	$35,000	$230

On September 28, 2012, the Company entered into a credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions that may become parties to the Credit Agreement from time to time. This agreement replaced the $75 million senior unsecured credit facility that was scheduled to expire in December 2012. The Credit Agreement provides for a five-year, $100 million senior unsecured revolving credit facility (“Credit Facility”) maturing September 28, 2017. The Company may use the Credit Facility for working capital financing, permitted acquisitions, share purchases, or other lawful corporate purposes. At September 28, 2013, outstanding borrowings under the Credit Facility were $35.0 million. At September 29, 2012, the Company had no borrowings outstanding under the Credit Facility. At September 28, 2013, the Company had outstanding letters of credit drawn from the Credit Facility totaling $14.3 million, leaving approximately $50.7 million of unused borrowing capacity. At September 29, 2012, the Company had outstanding letters of credit drawn from the Credit Facility totaling $10.1 million, leaving approximately $89.9 million of unused borrowing capacity.

The weighted average interest rate on outstanding borrowings under the Credit Facility during the fiscal years ended September 28, 2013 and September 29, 2012 was 1.57% and 0.70%, respectively. During the fiscal year ended September 29, 2012, the Company used floating to fixed interest rate swaps to mitigate its exposure to future changes in interest rates related to its floating rate indebtedness. During the period the interest rate swaps were outstanding, the Company paid fixed interest in exchange for interest received at monthly U.S. LIBOR. For the fiscal year ended September 29, 2012, the overall effective weighted average interest rate applicable to outstanding credit facility borrowing and interest rate swap arrangements was 2.54%.

Request for borrowings will be categorized by the Company and the Lenders as defined in the Credit Agreement. The primary categories of borrowing include Eurocurrency Borrowing, Alternate Base Rate (“ABR”) Borrowing, and Swingline Loans. ABR Borrowings and Swingline Loans made in U.S. Dollars under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1%, or (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month Interest Period on such day plus 1%), plus the ABR Spread based upon the Leverage Ratio applicable on such date. Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate for the interest period in effect for such Eurocurrency Borrowing plus the Eurocurrency Spread based upon the Leverage Ratio applicable on such date. At September 28, 2013, the prime rate of 3.25% was the applicable Alternate Base Rate, plus ABR Spread ranging from 0% to 0.50% based on the Leverage Ratio. At September 28, 2013, the applicable Adjusted LIBO rate was 0.25%, plus Eurocurrency Spread ranging from 0.875% to 1.50% based on the Leverage Ratio. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.15% and 0.30%, based on the Company’s leverage ratio. During each of the fiscal years ended September 28, 2013 and September 29, 2012, commitment fees incurred on the Credit Facility were $0.1 million and less than $0.1 million, respectively.

Under the Credit Agreement, the Company and each Borrower party thereto are subject to customary affirmative and negative covenants, including restrictions on their ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements, and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 28, 2013 and September 29, 2012, the Company was in compliance with these financial covenants.

Notes payable at September 29, 2012 consisted of non-interest bearing notes payable to vendors by the Company’s Japanese Sensors subsidiary.

At September 28, 2013, the Company had outstanding letters of credit and guarantees totaling $20.4 million and $24.7 million, respectively, primarily to bond advance payments and performance related to customer contracts in Test.

8. Income Taxes:

The components of income before income taxes for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 were as follows:

	2013	2012	2011
	(expressed in thousands)
Income before income taxes:
Domestic	$49,921	$45,152	$35,243
Foreign	29,333	34,628	38,062
Total	$79,254	$79,780	$73,305

The provision for income taxes for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows:

	2013	2012	2011
	(expressed in thousands)
Current provision (benefit):
Federal	$13,241	$16,834	$5,855
State	781	1,058	553
Foreign	8,618	11,575	10,627
Deferred	(1,192)	(1,243)	5,328
Total provision	$21,448	$28,224	$22,363

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 is as follows:

	2013	2012	2011

United States federal statutory income tax rate	35%	35%	35%
Impact from foreign operations	(1)	(2)	(2)
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(5)	(1)	(3)
Domestic production activities deduction	(2)	(2)	(1)
Reversal of valuation allowances against deferred tax assets	-	(1)	-
Nondeductible expense to settle U.S. Government investigation	-	4	-
Nondeductible stock option expense and other permanent items	(1)	1	1
Effective income tax rate	27%	35%	31%

A summary of the deferred tax assets and liabilities for the fiscal years ended September 28, 2013 and September 29, 2012 is as follows:

	2013	2012
	(expressed in thousands)
Deferred Tax Assets:
Accrued compensation and benefits	$8,826	$7,994
Inventory reserves	4,264	3,223
Intangible and other assets	3,081	2,754
Allowance for doubtful accounts	380	458
Foreign net operating loss carryovers	376	470
Unrealized derivative instrument losses	-	255
Other	320	533
Total deferred tax asset before valuation allowance	17,247	15,687
Less valuation allowance	(105)	(180)
Total Deferred Tax Assets	$17,142	$15,507

Deferred Tax Liabilities:
Property and equipment	$10,222	$10,680
Foreign deferred revenue and other	3,246	2,590
Unrealized derivative instrument gains	670	-
Total Deferred Tax Liabilities	$14,138	$13,270
Net Deferred Tax Assets	$3,004	$2,237

As of September 28, 2013, the Company’s German, Swiss and Swedish subsidiaries had net operating loss carryovers of $0.7 million, $0.5 million and $0.3 million respectively. These net operating loss carryovers will not expire under local tax law except for Switzerland, which has a seven year limitation. The Company has determined that the benefit of the Swiss subsidiary’s $0.5 million net operating loss is not likely to be realized. Accordingly, as of September 28, 2013, the Company had a full valuation against the carryover in the amount of $0.1 million.

As of September 29, 2012 the company’s Swedish subsidiary had a full valuation allowance against its deferred tax asset in the amount of $0.1 million. During fiscal year 2013, based on current year and forecasted income, it was determined that the benefit was more likely than not to be realized and, therefore, the valuation allowance was reversed.

Prior to fiscal year 2012, the Company had determined that the benefit of the German subsidiary’s net operating loss carryover was not likely to be realized. Accordingly, as of October 1, 2011, the Company had a full valuation allowance against the German subsidiary’s deferred tax asset in the amount of $0.6 million. During fiscal year 2012, it was determined that the benefit was more likely than not to be realized and, therefore, the valuation allowance was reversed.

During fiscal year 2013, the Company repatriated $14.5 million of current earnings from its German and Japanese subsidiaries. The Company recorded $0.5 million tax benefit during fiscal year 2013 related to these repatriations. On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law. The Act included legislation which reinstated the United States (“U.S.”) Research and Development (“R&D”) tax credit retroactively from January 1, 2012 and extended it through December 31, 2013. Also, during the fourth quarter of fiscal year 2013, new favorable guidance was issued related to the U.S. R&D tax credit. As a result of these events, during fiscal year 2013, the Company recognized a retroactive tax benefit of approximately $2.4 million for R&D tax credits associated with prior fiscal years.

During fiscal year 2012, the Company repatriated $20.2 million of current earnings from its German, Japanese and Korean subsidiaries. The Company recorded $0.5 million tax expense during fiscal year 2012 related to these repatriations. Also during fiscal year 2012, the Company was only allowed to recognize research and development credits on applicable spending during the first fiscal quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2011. As was previously disclosed, in the fourth quarter of fiscal year 2012, the Company reached an agreement with the DOC and the USAO, settling for $7.8 million the DOC and USAO’s investigation into the Company’s past disclosures on its government certifications and its government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. During the third quarter of fiscal year 2012, the Company accrued a loss contingency equal to the settlement amount. The $7.8 million settlement costs were non-deductible for income tax purposes.

During fiscal year 2011, the Company repatriated $14.9 million of current earnings from its German and Japanese subsidiaries. The Company recorded a $0.5 million tax expense during fiscal year 2011 related to these repatriations. Also during fiscal year 2011, U.S. R&D tax credit legislation was extended with an effective date retroactive to January 1, 2010. This legislation allowed the Company to recognize $2.8 million of tax benefits in fiscal year 2011, partly due to tax credits available on applicable research and development spending by the Company during the last three fiscal quarters of fiscal year 2010 and partly due to a full year of credit for fiscal year 2011.

In accordance with ASC 740-30, the Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At September 28, 2013, undistributed earnings were approximately $82 million. Because of the availability of U.S. foreign tax credits, it is impractical for the Company to determine the amount of U.S. federal tax liability that would be payable if these earnings were not indefinitely reinvested. Deferred taxes are recorded for earnings of foreign operations when the Company determines that such earnings are no longer indefinitely reinvested.

A summary of changes in the Company’s liability for unrecognized tax benefits for the fiscal years ended September 28, 2013 and September 29, 2012 is as follows:

	2013	2012
	(expressed in thousands)
Beginning balance	$1,666	$5,106
Increase due to tax positions related to the current year	913	343
Increase (decrease) due to tax positions related to prior years	1,726	(1,398)
Decrease due to lapse of statute of limitations	-	(2,389)
Exchange rate change	6	4
Ending balance	$4,311	$1,666

Included in the balance of unrecognized tax benefits at September 28, 2013 are potential benefits of $2.7 million that, if recognized, would affect the effective tax rate.

At both September 28, 2013 and September 29, 2012, the Company had accrued interest related to uncertain income tax positions of approximately $0.1 million. At September 28, 2013 and September 29, 2012, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in Interest Expense, net and General and Administrative Expense, respectively, on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2011 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2008. During 2012, the Internal Revenue Service (“IRS”) completed the audit of the Company’s consolidated income tax returns for fiscal years 2009 and 2010. During 2012, the Minnesota Department of Revenue completed the audit of fiscal years 2006 through 2008. The Company’s German tax returns have been examined by the tax authorities through fiscal year 2008. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2010. The Company’s Chinese tax returns for calendar years 2008 through 2011 have not been examined by the tax authorities. The Company’s Chinese tax return for calendar year 2012 is currently being examined. As of September 28, 2013, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

At September 28, 2013 and September 29, 2012, the Company and certain of its foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, at September 28, 2013 and September 29, 2012, the Company recognized a current income tax receivable of $5.9 million and $2.1 million, respectively, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.

9. Employee Benefit Plans:

Retirement Savings Plan
The Company offers a contributory retirement savings plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement savings plan allows eligible U.S. employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.4 million, $2.2 million, and $2.0 million in fiscal years 2013, 2012, and 2011, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides an annual fiscal year contribution to the retirement plan for eligible U.S. employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company’s fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $3.0 million, $2.7 million, and $2.5 million in fiscal years 2013, 2012, and 2011, respectively.

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

The pretax amount recognized in Accumulated Other Comprehensive Income as of September 28, 2013 and September 29, 2012 consists of the following:

	2013	2012
	(expressed in thousands)
Actuarial net loss	$7,819	$7,770

The portion of the pretax amount in Accumulated Other Comprehensive Income at September 29, 2012 that was recognized in earnings during the fiscal year ended September 28, 2013 was $0.5 million. The portion of the pretax amount in Accumulated Other Comprehensive Income at September 28, 2013 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is $0.5 million.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended September 28, 2013 and September 29, 2012:

	2013	2012
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$21,397	$15,922
Service cost	690	412
Interest cost	768	835
Actuarial loss	269	5,504
Exchange rate change	1,130	(752)
Benefits paid	(563)	(524)
Projected benefit obligation, end of year	$23,691	$21,397

Change in plan assets:
Fair value of plan assets, beginning of year	$13,058	$12,676
Actual return on plan assets	775	931
Employer contributions	4,575	524
Exchange rate change	744	(549)
Benefits paid	(563)	(524)
Fair value of plan assets, end of year	$18,589	$13,058

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at September 28, 2013 and September 29, 2012:

	2013	2012
	(expressed in thousands)
Funded status:
Funded status, end of year	$(5,102)	$(8,339)
Accumulated other comprehensive loss	7,819	7,770
Net amount recognized	$2,717	$(569)

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(668)	$(578)
Pension benefit plan obligation	(4,434)	(7,761)
Deferred income taxes	2,360	2,345
Accumulated other comprehensive income, net of tax	5,459	5,425
Net amount recognized	$2,717	$(569)

The weighted average assumptions used to determine the defined benefit retirement plan obligation at September 28, 2013 and September 29, 2012, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2013	2012
Discount rate	3.6%	3.6%
Expected rate of return on plan assets	5.5%	5.2%
Expected rate of increase in future compensation levels	2.8%	3.0%

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

At both September 28, 2013 and September 29, 2012, plan assets were invested in a single mutual fund, the underlying assets of which are allocated to fixed income, equity, and cash and cash equivalents categories (see table below). During the fourth quarter of fiscal year 2013, in an effort to increase the long-term expected return, the plan assets were transferred from one single mutual fund to another through a sale and simultaneous purchase, respectively. The new mutual fund targets a higher exposure to equity markets and is able to generate a higher overall return on a long-term basis. Any decisions to change the asset allocation are made by the plan fiduciaries. However, investment into equity and fixed income securities is limited to a maximum of 65% of total plan assets with a targeted allocation of assets of 50% equity and 50% fixed income.

The actual defined benefit retirement plan asset allocations within the balanced mutual fund at September 28, 2013 and September 29, 2012 are as follows:

	Percentage of Plan Assets
	2013	2012
Fixed income securities(1)	53.0%	73.0%
Equity securities(2)	-%	20.0%
Cash and cash equivalents(3)	47.0%	2.0%
Other(4)	-%	5.0%
	100.0%	100.0%

(1)	Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.

(2)	Equity securities consist of an international mutual fund that invests solely in international stocks that are actively traded on international exchanges.

(3)

At September 28, 2013, cash and cash equivalents include deposit accounts holding cash in Euros and other currencies and term deposits primarily held as collateral for equity futures. The market values of the equity and futures are linked to the values of equity indexes of developed country markets, including U.S., Great Britain, Europe, Canada, Switzerland and Japan. At September 29, 2012, cash and cash equivalents include deposit accounts holding cash in Euros.

(4)	Other asset holdings are comprised primarily of international bond futures and a derivatives-based mutual fund that invests in various assets.

As of September 28, 2013 and September 29, 2012, the fair value of the defined benefit retirement plan assets, which are subject to fair value measurements as described in Note 6 to the Consolidated Financial Statements, are as follows:

	September 28, 2013
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$18,589	$-	$18,589

	September 29, 2012
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$13,058	$-	$13,058

(1)

The fair value of the mutual fund is generally valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.

Net periodic benefit cost for the Company’s defined benefit retirement plan for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 included the following components:

	2013	2012	2011
	(expressed in thousands)
Service cost	$690	$412	$481
Interest cost	768	835	795
Expected return on plan assets	(690)	(660)	(704)
Net amortization and deferral	520	77	152
Net periodic benefit cost	$1,288	$664	$724

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of September 28, 2013 and September 29, 2012 was $21.7 million and $19.5 million, respectively.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Fiscal Year	Pension Benefits
(expressed in thousands)
2014	$668
2015	747
2016	824
2017	895
2018	937
2019 through 2023	5,645
$9,716

Other Retirement Plans
Certain of the Company’s international subsidiaries have non-contributory, unfunded postretirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these postretirement plans provide benefits that accumulate based on years of service and compensation levels. At September 28, 2013 and September 29, 2012, the aggregate liabilities associated with these postretirement benefit plans was $4.4 million and $3.2 million, respectively.

10. Other Comprehensive Income:

Other Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of foreign currency translation adjustments, gains or losses on derivative instruments, and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of Other Comprehensive Income (Loss) for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows:

	2013			2012			2011
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$585	$-	$585	$(2,123)	$-	$(2,123)	$727	$-	$727
Derivative instruments:
Unrealized net gain (loss)	2,135	(786)	1,349	(458)	167	(291)	(1,174)	433	(741)
Net (gain) loss reclassified to earnings	(733)	269	(464)	792	(293)	499	1,982	(737)	1,245
Defined benefit pension plan:
Unrealized net (loss) gain	(184)	56	(128)	(5,233)	1,579	(3,654)	317	(96)	221
Net loss reclassified to earnings	520	(157)	363	77	(23)	54	152	(46)	106
Currency exchange rate change	(269)	-	(269)	127	-	127	50	-	50
Other comprehensive income (loss)	$2,054	$(618)	$1,436	$(6,818)	$1,430	$(5,388)	$2,054	$(446)	$1,608

The changes in the net-of-tax balances of each component of AOCI during the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 were as follows:

	2013				2012				2011
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$16,734	$(408)	$(5,425)	$10,901	$18,857	$(616)	$(1,952)	$16,289	$18,130	$(1,120)	$(2,329)	$14,681
Other comprehensive income (loss) before reclassifications	585	1,349	(397)	1,537	(2,123)	(291)	(3,527)	(5,941)	727	(741)	271	257
Amounts reclassified to earnings	-	(464)	363	(101)	-	499	54	553	-	1,245	106	1,351
Other comprehensive income (loss)	585	885	(34)	1,436	(2,123)	208	(3,473)	(5,388)	727	504	377	1,608
Ending balance	$17,319	$477	$(5,459)	$12,337	$16,734	$(408)	$(5,425)	$10,901	$18,857	$(616)	$(1,952)	$16,289

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011 was as follows:

	2013	2012	2011	Affected Line Item in the Consolidated Statements of Income
	(expressed in thousands)
Derivative instruments:
Currency exchange contracts	$733	$(162)	$(1,017)	Revenue
Interest rate swaps	-	(630)	(965)	Interest expense, net
Total net gains (losses) included in income before income taxes	733	(792)	(1,982)
Income tax (expense) benefit	(269)	293	737
Total net gains (losses) included in net income	464	(499)	(1,245)

Defined benefit pension plan:
Actuarial losses	(171)	(25)	(50)	Cost of sales
Actuarial losses	(155)	(23)	(45)	Selling and marketing
Actuarial losses	(194)	(29)	(57)	General and administrative
Total losses included in income before income taxes	(520)	(77)	(152)
Income tax benefit	157	23	46
Total net losses included in net income	(363)	(54)	(106)

Total net-of-tax reclassifications out of accumulated other comprehensive income included in net income	$101	$(553)	$(1,351)

11. Commitments and Contingencies:

Government Investigation
As previously reported by the Company, including in its Annual Report on Form 10-K for the fiscal year ended October 1, 2011 (the “2011 Form 10-K”), in January 2011, the U.S. Department of Commerce (“DOC”) and the U.S. Attorney’s Office for the District of Minnesota (“USAO”) began an investigation into the Company’s past disclosures on the U.S. Government’s Online Representations and Certifications Application (“ORCA Certification”) and later expanded the scope of inquiry to include the Company’s government contracting compliance policies and general compliance record and practices in areas including export controls and government contracts. During the third quarter of fiscal year 2012, the Company began negotiations for settlement of the matter. On August 30, 2012, the Company reached an agreement with the USAO and obtained the approval of the Department of Justice (“DOJ”), settling, for $7.8 million, the DOC and USAO’s investigation described above. The agreement concluded the DOC and USAO investigation.

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

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of September 28, 2013 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Leases
Total lease expense was $5.6 million, $5.3 million, and $5.3 million for fiscal years 2013, 2012, and 2011, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in thousands)
2014	$4,288
2015	2,316
2016	1,282
2017	619
2018	256
Thereafter	1,060
$9,821

12. Related Party Transactions:

During the fiscal years ended September 28, 2013, September 29, 2012, and October 1, 2011, MTS Sensors purchased mechanical components and remote-mechanic workbench services from Mark-Tronik GmbH (“Mark-Tronik”) aggregating approximately $1.4 million, $1.7 million and $2.0 million, respectively. MTS Sensors is owned by MTS Systems GmbH, a wholly-owned subsidiary of the Company. The owner and general manager of Mark-Tronik is a related party to a former member of management of the Company. At both September 28, 2013 and September 29, 2012, net outstanding payments due to Mark-Tronik by MTS Sensors were $0.1 million.

13. Subsequent Events (unaudited):

Restructuring Activities
On November 14, 2013, the Company announced that it expects to realize productivity improvements in business processes gained through investments in infrastructure and technology. The Company will adjust its workforce for the process and automation-related changes and expects to incur $4 to $6 million in severance and related costs during the first six months of fiscal year 2014.

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2013, SEPTEMBER 29, 2012, AND
OCTOBER 1, 2011,

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written-off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2013	$2,247	$(160)	$(89)	$1,998

2012	1,534	896	(183)	2,247

2011	1,358	729	(553)	1,534