Form 10-Q
period 2013-12-28
MTS SYSTEMS CORP
filed 2014-01-30
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of each of the issuer’s common stock as of January 28, 2014 was 15,281,279 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE FISCAL MONTHS ENDED DECEMBER 28, 2013

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands except per share data)

	December 28, 2013	September 28, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$53,488	$48,333
Accounts receivable, net of allowances for doubtful accounts of $2,130 and $1,998, respectively	95,976	102,860
Unbilled accounts receivable	73,906	75,988
Inventories	79,595	77,989
Prepaid expenses and other current assets	11,277	12,837
Deferred income taxes	11,135	11,256
Total current assets	325,377	329,263

Property and equipment, net	79,429	78,399
Goodwill	16,821	16,624
Other intangible assets, net	18,872	19,656
Other assets	3,374	4,539
Deferred income taxes	2,588	2,796
Total Assets	$446,461	$451,277

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$35,000	$35,000
Accounts payable	27,502	29,816
Accrued payroll and related costs	31,904	33,528
Advance payments from customers	42,375	44,929
Accrued warranty costs	5,308	4,694
Accrued income taxes	2,732	3,350
Deferred income taxes	3,092	3,037
Other accrued liabilities	21,968	19,809
Total current liabilities	169,881	174,163

Deferred income taxes	8,012	8,011
Non-current accrued income taxes	4,624	4,311
Defined benefit pension plan obligation	4,072	4,434
Other long-term liabilities	5,677	3,821
Total Liabilities	192,266	194,740

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,280 and 15,408 shares issued and outstanding as of December 28, 2013 and September 28, 2013, respectively	3,820	3,852
Retained earnings	236,304	240,348
Accumulated other comprehensive income	14,071	12,337
Total Shareholders’ Investment	254,195	256,537
Total Liabilities and Shareholders’ Investment	$446,461	$451,277

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012
Revenue:
Product	$121,159	$124,621
Service	17,251	18,047
Total revenue	138,410	142,668
Cost of sales:
Product	74,625	75,960
Service	9,246	10,106
Total cost of sales	83,871	86,066
Gross profit	54,539	56,602

Operating expenses:
Selling and marketing	21,483	19,179
General and administrative	13,206	12,314
Research and development	5,703	5,052
Total operating expenses	40,392	36,545

Income from operations	14,147	20,057

Interest (expense) income, net	(160)	6
Other (expense) income, net	(292)	452

Income before income taxes	13,695	20,515
Provision for income taxes	4,550	6,732
Net income	$9,145	$13,783

Earnings per share:
Basic-
Earnings per share	$0.60	$0.88
Weighted average number of common shares outstanding - basic	15,352	15,669

Diluted-
Earnings per share	$0.59	$0.87
Weighted average number of common shares outstanding - diluted	15,539	15,845

Dividends declared per share	$0.30	$0.30

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012

Net income	$9,145	$13,783
Other comprehensive income, net of tax:
Foreign currency translation adjustments	960	201
Derivative instruments:
Unrealized net gain	27	804
Net loss reclassified to earnings	319	101
Defined benefit pension plan:
Unrealized net loss	433	152
Net loss reclassified to earnings	81	90
Currency exchange rate change	(86)	(134)
Other comprehensive income	1,734	1,214
Comprehensive income	$10,879	$14,997

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012

Cash flows from operating activities:
Net income	$9,145	$13,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	880	981
Excess tax benefits for stock-based compensation	(171)	(95)
Net periodic pension benefit cost	459	318
Depreciation and amortization	4,490	3,838
Deferred income taxes	365	450
Bad debt provision (recovery)	112	(399)

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	9,482	(14,673)
Inventories	(1,251)	(4,695)
Prepaid expenses	(307)	(2,867)
Accounts payable	(2,292)	(1,673)
Accrued payroll and related costs	(2,603)	(5,235)
Advance payments from customers	(2,651)	(8,367)
Accrued warranty costs	597	410
Other assets and liabilities	7,557	3,726
Net cash provided by (used in) operating activities	23,812	(14,498)

Cash flows from investing activities:
Purchases of property and equipment	(4,554)	(8,025)

Cash flows from financing activities:
Net repayments under short-term borrowings	—	(215)
Excess tax benefits from stock-based compensation	171	95
Cash dividends	(4,641)	(9,568)
Proceeds from exercise of stock options and employee stock purchase plan	1,230	720
Payments to purchase and retire common stock	(10,982)	(14)
Net cash used in financing activities	(14,222)	(8,982)

Effect of exchange rate on changes in cash	119	(424)

Net increase (decrease) in cash and cash equivalents	5,155	(31,929)

Cash and cash equivalents, at beginning of period	48,333	79,852
Cash and cash equivalents, at end of period	$53,488	$47,923

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$114	$—
Income taxes	3,567	5,132
Non-cash financing activities:
Dividends declared not yet paid	$4,504	$—

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013 filed with the SEC. Interim results of operations for the three-fiscal month period ended December 28, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware and essential software, installation services, training and support. Long-term contractual arrangements involving essential software typically include significant production, modification, and customization. For long-term arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method, based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of the percentage of completion method (e.g., training and post-contract software maintenance and support) are recognized as the service is provided in amounts determined based on VSOE, or in the absence of VSOE, the Company’s best estimate of the selling price.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at December 28, 2013 and September 28, 2013 were as follows:

	December 28, 2013	September 28, 2013
	(expressed in thousands)
Customer projects in various stages of completion	$18,924	$19,194
Components, assemblies and parts	60,671	58,795
Total	$79,595	$77,989

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for each of the three-fiscal month periods ended December 28, 2013 and December 29, 2012 was $0.7 million. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 were as follows:

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012
	(expressed in thousands)
Beginning balance	$4,694	$3,984
Warranty provisions	2,163	1,692
Warranty claims	(1,567)	(1,282)
Currency translation	18	29
Ending balance	$5,308	$4,423

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

Derivative Financial Instruments. The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both December 28, 2013 and December 29, 2012, the Company did not have any foreign exchange contracts with credit-risk related contingent features. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on derivatives and hedging activities.

2. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose information about derivatives subject to enforceable master netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. Subsequently, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The Company adopted ASU 2011-11 and ASU 2013-01 during the three-fiscal month period ended December 28, 2013, and the presentation and disclosure requirements were applied retrospectively. Other than the enhanced disclosures, the adoption of these pronouncements did not impact the Company’s financial position, results of operations or cash flows.

3. Stock-Based Compensation

The Company compensates officers, directors, and employees with stock-based compensation under the stock plan approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. Prior to the fiscal year ended September 28, 2013, the Company’s historical practice was to grant an annual Company-wide award of stock options and restricted stock units to officers and employees in July. During the fiscal year ended September 28, 2013, in order to align the grants with a review of individual and Company performance, the timing of the Company-wide award was changed from July to December. As a result, during the three-fiscal month period ended December 28, 2013, the Company granted an award of approximately 331,000 stock options and approximately 70,000 restricted stock units to officers and employees Company-wide. The aggregate value of this award increased proportionately, compared to a normal annual Company-wide award, in order to compensate officers and employees for the delayed timing. The stock options vest proportionally on the first three anniversaries of the grant date and expire seven years from the grant date. The restricted stock units vest proportionally on the first three anniversaries of the grant date.

The stock options were granted at an exercise price equal to the closing market price of the Company’s stock on the date of grant. The fair value of stock options granted has been estimated as of the date of grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized as expense evenly over the vesting period. The weighted average per share fair value of the stock options granted under the Company-wide award during the three-fiscal month period ended December 28, 2013 was $13.97. The weighted average assumptions used to determine the fair value of these stock options were as follows:

Three Fiscal Months Ended December 28, 2013
Expected life (in years)	4.0
Risk-free interest rate	1.0%
Expected volatility	31.2%
Dividend yield	1.8%

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

The per unit fair value of the restricted stock units granted under the Company-wide award during the three-fiscal month period ended December 28, 2013 was $64.90, representing the market value of the Company’s shares at the date of grant. The proportionate value of restricted stock units associated with each vesting period is allocated to expense evenly over the vesting period.

4. Capital Assets

Property and Equipment
Property and equipment at December 28, 2013 and September 28, 2013 consist of the following:

	December 28, 2013	September 28, 2013
	(expressed in thousands)
Land and improvements	$1,714	$1,713
Buildings and improvements	55,206	54,823
Machinery and equipment	149,748	145,785
Total	206,668	202,321
Less accumulated depreciation	(127,239)	(123,922)
Property and equipment, net	$79,429	$78,399

Goodwill

Goodwill at December 28, 2013 and September 28, 2013 was $16.8 million and $16.6 million, respectively. The increase in goodwill during the three-fiscal month period ended December 28, 2013 was due to currency translation.

Other Intangible Assets
Other intangible assets at December 28, 2013 and September 28, 2013 consist of the following:

	December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(9,574)	$6,286	5.7
Patents	10,432	(3,907)	6,525	15.3
Trademarks and trade names	6,218	(1,308)	4,910	30.2
Land-use rights	1,285	(134)	1,151	47.8
Total	$33,795	$(14,923)	$18,872	14.3

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(8,885)	$6,975	5.7
Patents	10,308	(3,676)	6,632	15.3
Trademarks and trade names	6,149	(1,244)	4,905	30.2
Land-use rights	1,270	(126)	1,144	47.8
Total	$33,587	$(13,931)	$19,656	14.3

Amortization expense recognized during each of the three-fiscal month periods ended December 28, 2013 and December 29, 2012 was $0.9 million.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for each of the three-fiscal month periods ended December 28, 2013 and December 29, 2012. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012
	(expressed in thousands, except per share data)

Net income	$9,145	$13,783

Weighted average common shares outstanding	15,352	15,669
Dilutive potential common shares	187	176
Total diluted weighted shares outstanding	15,539	15,845

Earnings per share:
Basic	$0.60	$0.88
Diluted	$0.59	$0.87

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 was as follows:

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012
	(expressed in thousands)
Revenue by Segment:
Test	$113,523	$121,103
Sensors	24,887	21,565
Total revenue	$138,410	$142,668

Income from Operations by Segment:
Test	$9,841	$16,391
Sensors	4,306	3,666
Total income from operations	$14,147	$20,057

7. Derivative Instruments and Hedging Activities

The Company uses foreign currency derivatives to hedge against foreign currency exchange risk. Some derivatives are designated as cash flow hedges and qualify as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815; others are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the December 28, 2013 and September 28, 2013 Consolidated Balance Sheets as follows:

	December 28, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$411	$768
Total designated hedge derivatives	411	768

Derivatives not designated as hedges:
Balance sheet derivatives	—	154
Total hedge and other derivatives	$411	$922

	September 28, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow derivatives	$1,091	$1,307
Total designated hedge derivatives	1,091	1,307

Derivatives not designated as hedges:
Balance sheet derivatives	—	167
Total hedge and other derivatives	$1,091	$1,474

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the December 28, 2013 and September 28, 2013 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

December 28, 2013
Assets						Liabilities
			Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet

Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$411	$—	$411	$(411)	$—	$—	$768	$—	$768	$(411)	$—	$357

September 28, 2013
Assets						Liabilities
			Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet

Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$1,091	$—	$1,091	$(502)	$—	$589	$1,307	$—	$1,307	$(502)	$—	$805

(1)	Net fair value of foreign exchange cash flow hedge assets that could have been reported in the Consolidated Balance Sheet.
(2)	Net fair value of foreign exchange cash flow liabilities that could have been reported in the Consolidated Balance Sheet.

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

At December 28, 2013 and December 29, 2012, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $42.8 million and $51.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $38.0 million and $48.1 million at December 28, 2013 and December 29, 2012, respectively. At December 28, 2013, the net market value of the foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.8 million in liabilities and $0.4 million in assets. At December 29, 2012, the net market value of the foreign currency exchange contracts was a net asset of $0.5 million, consisting of $1.1 million in assets and $0.6 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three-fiscal month periods ended December 28, 2013 and December 29, 2012, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012
	(expressed in thousands)
Beginning unrealized net gain (loss) in AOCI	$754	$(648)
Net loss reclassified into Revenue (effective portion)	503	160
Net gain recognized in OCI (effective portion)	41	1,275
Ending unrealized net gain in AOCI	$1,298	$787

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three-fiscal month periods ended December 28, 2013 and December 29, 2012. At December 28, 2013 and December 29, 2012, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $1.3 million and a net gain of $0.7 million, respectively. The maximum remaining maturity of any forward or optional contract at December 28, 2013 and December 29, 2012 was 0.7 years and 1.6 years, respectively.

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other (Expense) Income, net in the Consolidated Statement of Income.

At December 28, 2013 and December 29, 2012, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $31.2 million and $16.1 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at December 28, 2013 and December 29, 2012 was a liability of $0.2 million and less than $0.1 million, respectively. At December 28, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.2 million. At December 29, 2012, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 were as follows:

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(140)	$(54)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of December 28, 2013 and September 28, 2013, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$411	$—	$411
Total assets	$—	$411	$—	$411

Liabilities:
Currency contracts(1)	$—	$922	$—	$922
Total liabilities	$—	$922	$—	$922

	September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$1,091	$—	$1,091
Total assets	$—	$1,091	$—	$1,091

Liabilities:
Currency contracts(1)	$—	$1,474	$—	$1,474
Total liabilities	$—	$1,474	$—	$1,474

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

Income tax expense or benefit allocated to each component of Other Comprehensive Income for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 was as follows:

	Three Fiscal Months Ended			Three Fiscal Months Ended
	December 28, 2013			December 29, 2012
	Pretax Amount	Tax Expense	Net of Tax Amount	Pretax Amount	Tax Expense	Net of Tax Amount

	(expressed in thousands)
Foreign currency translation adjustments	$960	$—	$960	$201	$—	$201
Derivative instruments:
Unrealized net gain	41	(14)	27	1,275	(471)	804
Net loss reclassified to earnings	503	(184)	319	160	(59)	101
Defined benefit pension plan:
Unrealized net gain	620	(187)	433	217	(65)	152
Net loss reclassified to earnings	116	(35)	81	128	(38)	90
Currency exchange rate change	(86)	—	(86)	(134)	—	(134)
Other comprehensive income	$2,154	$(420)	$1,734	$1,847	$(633)	$1,214

The changes in the net-of-tax balances of each component of AOCI during the three-fiscal month periods ended December 28, 2013 and December 29, 2012 were as follows:

	Three Fiscal Months Ended December 28, 2013				Three Fiscal Months Ended December 29, 2012
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$17,319	$477	$(5,459)	$12,337	$16,734	$(408)	$(5,425)	$10,901
Other comprehensive income before reclassifications	960	27	347	1,334	201	804	18	1,023
Amounts reclassified to earnings	—	319	81	400	—	101	90	191
Other comprehensive income	960	346	428	1,734	201	905	108	1,214
Ending balance	$18,279	$823	$(5,031)	$14,071	$16,935	$497	$(5,317)	$12,115

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 was as follows:

	Three Fiscal Months Ended		Affected Line Item in the Consolidated Statements of Income
	December 28,	December 29,
	2013	2012
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$(503)	$(160)	Revenue
Total net losses included in income before income taxes	(503)	(160)
Income tax benefit	184	59
Total net losses included in net income	(319)	(101)

Defined benefit pension plan:
Actuarial losses	(63)	(42)	Cost of sales
Actuarial losses	(33)	(38)	Selling and marketing
Actuarial losses	(20)	(48)	General and administrative
Total losses included in income before income taxes	(116)	(128)
Income tax expense	35	38
Total net losses included in net income	(81)	(90)

Total net-of-tax reclassifications out of accumulated other comprehensive income included in net income	$(400)	$(191)

10. Financing

Short-term borrowings at December 28, 2013 and September 28, 2013 consist of the following:

	December 28,	September 28,
	2013	2013
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 87.5 basis points, maturing January 2014, with optional month-to-month term renewal and loan repricing until September 2017	$35,000	$35,000

Total short-term borrowings	$35,000	$35,000

The Company’s credit facility provides for up to $100 million for working capital financing, permitted acquisitions, share purchases, or other general corporate purposes and expires in September 2017. At both December 28, 2013 and September 28, 2013, outstanding borrowings under the credit facility were $35.0 million. At December 28, 2013 and September 28, 2013, under the terms of the credit facility borrowings, the interest rate applicable to outstanding credit facility borrowings was 1.045% and 1.065%, respectively. At December 28, 2013, the Company had outstanding letters of credit drawn from the credit facility totaling $10.1 million, leaving $54.9 million of unused borrowing capacity. At September 28, 2013, the Company had outstanding letters of credit drawn from the credit facility totaling $14.3 million, leaving $50.7 million of unused borrowing capacity.

11. Income Taxes

During the second quarter of fiscal year 2014, the Internal Revenue Service (“IRS”) began an audit of the Company’s fiscal tax years ending October 1, 2011 and September 29, 2012. The Company believes that it is reasonably possible that its liability for unrecognized tax positions may change upon conclusion of the IRS audit. However, an estimate of the amount or range of the change cannot be made at this time. As of December 28, 2013, the Company’s liability for unrecognized tax benefits was $4.6 million, of which $3.0 million would favorably affect the Company’s effective tax rate if recognized. At September 28, 2013, the Company’s liability for unrecognized tax benefits was $4.3 million.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

During the three-fiscal month period ended December 28, 2013, as a result of the productivity improvements in Test business processes gained through investments in infrastructure and technology, the Company initiated workforce reduction actions. These actions are expected to result in terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. Certain of the termination actions are expected to be executed under early retirement plan arrangements which provide, among other benefits, special termination benefits involving the Company’s funding of the defined benefit pension plan for future service periods in effect throughout the contractual term of each early retirement arrangement. During the three-fiscal month period ended December 28, 2013, the Company recognized costs of $0.2 million associated with these special termination benefits. The special termination benefits are expected to be paid directly from the Company’s assets throughout the contractual terms of the arrangements, the lengths of which are expected to range from approximately 2.8 to 6.0 years. See Note 13 in Condensed Notes to Consolidated Financial Statements for additional information regarding the Company’s cost reduction actions that were initiated during the three-fiscal months ended December 28, 2013.

The cost for the plan for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 included the following components:

	Three Fiscal Months Ended
	December 28,	December 29,
	2013	2012
	(expressed in thousands)
Service cost	$200	$170
Interest cost	209	190
Expected return on plan assets	(257)	(170)
Net amortization and deferral	116	128
Special termination benefits	191	—
Net periodic benefit cost	$459	$318

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three-fiscal month periods ended December 28, 2013 and December 29, 2012 was 5.5% and 5.2%, respectively.

13. Severance and Related Costs

During the three-fiscal month period ended December 28, 2013, the Company announced that it expects to realize productivity improvements in Test segment business processes gained through investments in infrastructure and IT technology. Associated with these savings, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe during the three-fiscal month period ended December 28, 2013. As a result of these cost reduction actions, the Company incurred severance and related costs of $4.3 million, all of which was unpaid as of December 28, 2013.

In Europe, the Company’s liability for severance and related costs at December 28, 2013 included statutory minimum amounts for which final agreement had neither been reached nor communicated to the affected employees. At the date each agreement has been both finalized and communicated, any severance and related costs above the statutory minimum will be recognized. In the U.S., the liability for severance and related costs at December 28, 2013 was determined based upon a formal severance plan.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statement of Income for the three-fiscal month period ended December 28, 2013:

Three Fiscal Months Ended December 28, 2013
(expressed in thousands)
Cost of sales	$2,542
Selling and marketing	810
General and administrative	900
Total severance and related costs	$4,252

The following table summarizes the severance and related costs included in the Company’s December 28, 2013 Consolidated Balance Sheet:

December 28, 2013
(expressed in thousands)
Accrued payroll and related costs	$2,030
Other accrued liabilities	135
Defined benefit pension plan obligation	192
Other long-term liabilities	1,918
Total severance and related costs	$4,275

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation

MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. The Company’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,299 employees at September 28, 2013 and revenue of $569 million for the fiscal year ended September 28, 2013.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

First Quarter of Fiscal 2014 refers to the three fiscal months ended December 28, 2013; First Quarter of Fiscal 2013 refers to the three fiscal months ended December 29, 2012. Fiscal 2014 refers to the fiscal year ended September 27, 2014. Fiscal 2013 refers to the fiscal year ended September 28, 2013.

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

We are working toward our previously communicated goal of achieving $1 billion in annual revenue. Economic conditions and the competitive environment will impact the timing of when the $1 billion goal is achieved. Our three priorities to achieve this goal are:

•	Accelerating innovation;

•	Capturing opportunities in the rapidly emerging markets; and

•	Realizing the potential of the Test service business.

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

Financial Results

Total Company

Orders and Backlog

The following is a comparison of First Quarter of Fiscal 2014 and First Quarter of Fiscal 2013 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 28, 2013			Three Fiscal Months Ended December 29, 2012
		Estimated
		Business Change	Currency Translation
Orders	$138.8	$0.2	$(0.6)	$139.2

Orders
Orders totaled $138.8 million, a decrease of $0.4 million, or 0.3%, including an estimated 0.4% unfavorable impact of currency translation, compared to $139.2 million for the First Quarter of Fiscal 2013. Test segment (“Test”) orders declined 3.2% while Sensors segment (“Sensors”) orders grew 14.7%. Base order (those under $5.0 million) growth of 3.1% in Test combined with orders growth in Sensors was offset by variability in large orders. Orders in the First Quarter of Fiscal 2014 included two large custom Test orders totaling $13.9 million. Orders in the First Quarter of Fiscal 2013 included two large custom Test orders totaling $20.7 million.

Backlog
Backlog of undelivered orders at the end of the quarter was $288.4 million, relatively flat compared to $289.9 million at the end of the First Quarter of Fiscal 2013. While we are subject to order cancellations, we have not historically experienced a significant number of order cancellations.

Results of Operations

The following is a comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	December 28, 2013	December 29, 2012	% Variance

Revenue	$138.4	$142.7	-3.0%
Cost of sales	83.9	86.1	-2.6%
Gross profit	54.5	56.6	-3.7%
Gross margin	39.4%	39.7%

Operating expenses:
Selling and marketing	21.5	19.2	12.0%
General administrative	13.2	12.3	7.3%
Research and development	5.7	5.0	14.0%
Total operating expenses	40.4	36.5	10.7%

Income from operations	14.1	20.1	-29.9%

Interest (expense) income, net	(0.2)	—	NM
Other (expense) income, net	(0.2)	0.4	NM

Income before income taxes	13.7	20.5	-33.2%
Income tax provision	4.6	6.7	-31.3%
Net income	$9.1	$13.8	-34.1%

Diluted earnings per share	$0.59	$0.87	-32.2%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013 results of operations, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 28, 2013				Three Fiscal Months Ended December 29, 2012
		Estimated
		Business Change	Currency Translation	Severance and Related Costs

Revenue	$138.4	$(3.2)	$(1.1)	$—	$142.7
Cost of sales	83.9	(4.3)	(0.5)	2.6	86.1
Gross profit	54.5	1.1	(0.6)	(2.6)	56.6
	39.4%				39.7%
Operating expenses:
Selling and marketing	21.5	1.6	(0.1)	0.8	19.2
General administrative	13.2	(0.1)	0.1	0.9	12.3
Research and development	5.7	0.7	—	—	5.0
Total operating expenses	40.4	2.2	—	1.7	36.5

Income from operations	$14.1	$(1.1)	$(0.6)	$(4.3)	$20.1

Revenue
Revenue was $138.4 million, a decrease of $4.3 million, or 3.0%, compared to $142.7 million for the First Quarter of Fiscal 2013. The decrease was driven by lower beginning backlog in Test, as well as an estimated $1.1 million unfavorable impact of currency translation, partially offset by higher beginning backlog and increased order volume in Sensors. Test revenue decreased 6.3% to $113.5 million while Sensors revenue increased 15.3% to $24.9 million.

Severance and Related Costs
As previously disclosed, productivity benefits from investments in Test business processes are expected to result in $4 to $5 million of cost savings during Fiscal 2014. The cost savings are expected to occur over the last nine months of the Fiscal 2014 and will primarily be reinvested in the Test business to enable our long-term growth objectives. Associated with these savings, we initiated workforce reduction and other cost reduction actions during the First Quarter of Fiscal 2014. As a result of these cost reduction actions, we incurred severance and related costs of $4.3 million, of which $2.6 million, $0.8 million, and $0.9 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively. We expect to incur an additional $1 to $2 million of severance and related costs associated with these cost reduction actions during the second quarter of Fiscal 2014.

Gross Profit
Gross profit was $54.4 million, a decrease of $2.1 million, or 3.7%, compared to $56.6 million for the First Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 39.4%, a decrease of 0.3 percentage points from 39.7% for the First Quarter of Fiscal 2013. The previously mentioned severance and related costs of $2.6 million unfavorably impacted gross profit as a percentage of revenue by 1.8 percentage points. Excluding these costs, the gross margin rate increased 1.5 percentage points, primarily driven by reduced spending on productivity and infrastructure initiatives.

Selling and Marketing Expense
Selling and marketing expense was $21.5 million, an increase of $2.3 million, or 12.0%, compared to $19.2 million for the First Quarter of Fiscal 2013. This increase was primarily driven by higher compensation and benefits resulting from increased headcount, the previously mentioned severance and related costs of $0.8 million, and higher travel and other discretionary expenses to support current sales efforts. Selling and marketing expense as a percentage of revenue was 15.5%, compared to 13.5% for the First Quarter of Fiscal 2013.

General and Administrative Expense
General and administrative expense was $13.2 million, an increase of $0.9 million, or 7.3%, compared to $12.3 million for the First Quarter of Fiscal 2013. This increase was primarily driven by the previously mentioned severance and related costs of $0.9 million, as well as higher compensation and benefits driven by increased headcount, partially offset by a lower level of investment in productivity and infrastructure initiatives. General and administrative expense as a percentage of revenue was 9.5%, compared to 8.6% for the First Quarter of Fiscal 2013.

Research and Development Expense
Research and development expense was $5.7 million, an increase of $0.7 million, or 14.0%, compared to $5.0 million for the First Quarter of Fiscal 2013. The increase was primarily driven by higher compensation and benefits resulting from increased headcount in both Test and Sensors. Research and development expense as a percentage of revenue was 4.1%, compared to 3.5% for the First Quarter of Fiscal 2013.

Income from Operations
Income from operations was $14.1 million, a decrease of $6.0 million, or 29.9%, compared to income from operations of $20.1 million for the First Quarter of Fiscal 2013. Excluding the previously mentioned severance and related costs of $4.3 million, income from operations decreased 8.5%, driven by a $2.2 million increase in operating expenses resulting from ongoing investments for growth in sales and research and development. Operating income as a percentage of revenue for the First Quarter of Fiscal 2014 was 10.2%, compared to 14.1% for the First Quarter of Fiscal 2013.

Interest Expense, net
Net interest expense was $0.2 million, compared to less than $0.1 million of net interest income in the First Quarter of Fiscal 2013. Net interest expense in the First Quarter of Fiscal 2014 included $0.2 million of interest expense associated with outstanding borrowings under the Company’s credit facility. During the First Quarter of Fiscal 2013, there were no outstanding borrowings under the Company’s credit facility.

Other (Expense) Income, net
Other (expense) income, net was $0.2 million of net other expense, compared to $0.4 million of net other income in the First Quarter of Fiscal 2013. This increase in net other expense was primarily due to $0.5 million of royalty income in the First Quarter of Fiscal 2013 that did not repeat in the First Quarter of Fiscal 2014.

Provision for Income Taxes
Provision for income taxes totaled $4.6 million, a decrease of $2.1 million, compared to $6.7 million for the First Quarter of Fiscal 2013. This decrease was primarily due to decreased income before income taxes which was partially offset by a higher effective tax rate. The effective tax rate for the First Quarter of Fiscal 2014 was 33.2%, an increase of 0.4 percentage points compared to a tax rate of 32.8% for the First Quarter of Fiscal 2013, primarily driven by benefits recognized during the First Quarter of Fiscal 2013 resulting from changes in certain foreign tax rates.

Net income
Net income was $9.1 million, a decrease of $4.7 million, or 34.1%, compared to $13.8 million for the First Quarter of Fiscal 2013. The decrease was primarily driven by lower income from operations. Earnings per diluted share were $0.59, a decrease of $0.28 per share, or 32.2%, compared to $0.87 per share for the First Quarter of Fiscal 2013. The previously mentioned $4.3 million charge for severance and related costs in the First Quarter of Fiscal 2014 negatively impacted earnings per diluted share by $0.19.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 28, 2013			Three Fiscal Months Ended December 29, 2012
		Estimated
		Business Change	Currency Translation
Orders	$113.0	$(3.5)	$(0.2)	$116.7

Orders
Orders totaled $113.0 million, a decrease of $3.7 million, or 3.2%, compared to orders of $116.7 million for the First Quarter of Fiscal 2013, primarily driven by variability in large orders, partially offset by a 3.2% growth in base orders. First Quarter of Fiscal 2014 orders included two large orders in China totaling $13.9 million, one of which was an $8.0 million order in the structures market for seismic testing and the other was a $5.9 million ground vehicle order for suspension testing. Orders in the First Quarter of Fiscal 2013 included an $11.5 million European order in the ground vehicles market for a rolling road wind tunnel measurement system, and a $9.2 million Americas’ structures market order for a vehicle motion simulator. The 3.2% increase in base orders was fueled by 18.4% orders growth in the service business from strong demand in Europe and the Americas. Currency translation unfavorably impacted orders by approximately $0.2 million. Test accounted for 81.4% of total Company orders, compared to 83.9% for the First Quarter of Fiscal 2013.

Backlog
Backlog of undelivered orders at the end of the quarter was $272.2 million, a decrease of 1.4% compared to backlog of $276.1 million at the end of the First Quarter of Fiscal 2013.

Results of Operations

The following is a comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013 results of operations for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 28, 2013			Severance and Related Costs	Three Fiscal Months Ended December 29, 2012
		Estimated
		Business Change	Currency Translation

Revenue	$113.5	$(7.1)	$(0.5)	$—	$121.1
Cost of sales	72.9	(5.9)	(0.3)	2.6	76.5
Gross profit	40.6	(1.2)	(0.2)	(2.6)	44.6
	35.8%				36.9%
Operating expenses:
Selling and marketing	16.5	0.7	—	0.8	15.0
General administrative	10.1	(0.4)	0.1	0.9	9.5
Research and development	4.2	0.5	—	—	3.7
Total operating expenses	30.8	0.8	0.1	1.7	28.2

Income from operations	$9.8	$(2.0)	$(0.3)	$(4.3)	$16.4

Revenue
Revenue was $113.5 million, a decrease of $7.6 million, or 6.3%, compared to revenue of $121.1 million for the First Quarter of Fiscal 2013. The decrease was primarily driven by lower beginning backlog, as well as an estimated $0.5 million unfavorable impact of currency translation.

Gross Profit
Gross profit was $40.6 million on lower volume, a decrease of $4.0 million, or 9.0%, compared to $44.6 million for the First Quarter of Fiscal 2013, including the previously mentioned severance and inventory relocation costs of $2.6 million. Gross profit as a percentage of revenue was 35.8%, a decrease of 1.1 percentage points from 36.9% for the First Quarter of Fiscal 2013. The previously mentioned severance and related costs unfavorably impacted gross profit as a percentage of revenue by 2.3 percentage points. Excluding these costs, the gross margin rate increased by 1.2 percentage points. A lower level of spending on productivity and infrastructure initiatives compared to the First Quarter of Fiscal 2013 improved the gross profit rate by 1.7 percentage points and favorable manufacturing variances improved the rate by 0.7 percentage points. These increases were partially offset by a 1.2 percentage point decline due to an unfavorable mix of lower-margin products and services.

Selling and Marketing Expense
Selling and marketing expense was $16.5 million, an increase of $1.5 million, or 10.0%, compared to $15.0 million for the First Quarter of Fiscal 2013. The increase was driven by continued investment in sales expansion to drive future revenue growth as well as the previously mentioned severance costs of $0.8 million. The continued investment in sales expansion primarily consists of higher compensation and benefits resulting from increased headcount. Selling and marketing expense as a percentage of revenue was 14.5%, compared to 12.4% for the First Quarter of Fiscal 2013.

General and Administrative Expense
General and administrative expense was $10.1 million, an increase of $0.6 million, or 6.3%, compared to $9.5 million for the First Quarter of Fiscal 2013. This increase is primarily driven by the previously mentioned severance costs of $0.9 million, as well as higher compensation and benefits driven by increased headcount, partially offset by a lower level of investment in productivity and infrastructure initiatives. General and administrative expense as a percentage of revenue was 8.9%, compared to 7.8% for the First Quarter of Fiscal 2013.

Research and Development Expense
Research and development expense was $4.2 million, an increase of $0.5 million, or 13.5%, compared to $3.7 million for the First Quarter of Fiscal 2013. The increase was primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue was 3.7%, compared to 3.1% for the First Quarter of Fiscal 2013.

Income from Operations
Income from operations was $9.8 million, a decrease of $6.6 million, or 40.2%, compared to $16.4 million for the First Quarter of Fiscal 2013. Excluding the previously mentioned severance and related costs of $4.3 million, income from operations decreased 14.0%, driven by a lower gross profit and a $0.9 million increase in operating expenses. Operating income as a percentage of revenue was 8.6%, compared to 13.5% for the First Quarter of Fiscal 2013.

Sensors Segment

Orders and Backlog

The following is a comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 28, 2013			Three Fiscal Months Ended December 29, 2012
		Estimated
		Business Change	Currency Translation
Orders	$25.8	$3.7	$(0.4)	$22.5

Orders
Orders totaled $25.8 million, an increase of $3.3 million, or 14.7%, including an estimated 1.8% unfavorable impact of currency translation, compared to orders of $22.5 million for the First Quarter of Fiscal 2013. The industrial and mobile hydraulic markets were up 15.9% and 8.3%, respectively, driven by strong demand in all geographic regions. We saw broad-based increases in demand across multiple markets, and growth was achieved from both new and existing customers. Sensors accounted for 18.6% of total Company orders, compared to 16.1% for the First Quarter of Fiscal 2013.

Backlog
Backlog of undelivered orders at the end of the quarter was $16.2 million, an increase of 17.4% compared to backlog of $13.8 million at the end of the First Quarter of Fiscal 2013.

Results of Operations

The following is a comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 28, 2013			Three Fiscal Months Ended December 29, 2012
		Estimated
		Business Change	Currency Translation

Revenue	$24.9	$3.9	$(0.6)	$21.6
Cost of sales	11.0	1.6	(0.2)	9.6
Gross profit	13.9	2.3	(0.4)	12.0
	55.7%			55.5%
Operating expenses:
Selling and marketing	5.0	0.9	(0.1)	4.2
General administrative	3.1	0.3	—	2.8
Research and development	1.5	0.2	—	1.3
Total operating expenses	9.6	1.4	(0.1)	8.3

Income from operations	$4.3	$0.9	$(0.3)	$3.7

Revenue
Revenue was $24.9 million, an increase of $3.3 million, or 15.3%, compared to revenue of $21.6 million for the First Quarter of Fiscal 2013. This increase was primarily driven by a 16.0% higher beginning backlog and higher order volume, partially offset by an estimated $0.6 million unfavorable impact of currency translation.

Gross Profit
Gross profit was $13.9 million on higher volume, an increase of $1.9 million, or 15.8%, compared to the First Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 55.7%, relatively flat compared to 55.5% for the First Quarter of Fiscal 2013.

Selling and Marketing Expense
Selling and marketing expense was $5.0 million, an increase of $0.8 million, or 19.0%, compared to $4.2 million for the First Quarter of Fiscal 2013. This increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth, as well as increased discretionary expenses to support current sales efforts. Selling and marketing expense as a percentage of revenue was 20.1%, compared to 19.4% for the Third Quarter of Fiscal 2013.

General and Administrative Expense
General and administrative expense was $3.1 million, an increase of $0.3 million, or 10.7%, compared to $2.8 million for the First Quarter of Fiscal 2013. This increase is primarily driven by increased compensation and benefits resulting from increased headcount. General and administrative expense as a percentage of revenue was 12.4%, compared to 13.0% for the First Quarter of Fiscal 2013.

Research and Development Expense
Research and development expense was $1.5 million, an increase of $0.2 million, or 15.4%, compared to $1.3 million for the First Quarter of Fiscal 2013. The increase was primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue was 6.0%, flat compared to the First Quarter of Fiscal 2013.

Income from Operations
Income from operations was $4.3 million, an increase of $0.6 million, or 16.2%, compared to income from operations of $3.7 million for the First Quarter of Fiscal 2013. The increase was driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 17.3%, compared to 17.1% for the First Quarter of Fiscal 2013.

Capital Resources and Liquidity

We had cash and cash equivalents of $53.5 million at the end of the First Quarter of Fiscal 2014. Of this amount, $5.6 million was located in North America, $33.1 million in Europe, and $14.8 million in Asia. Of the $50.5 million of cash located outside of the U.S., approximately $37.6 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal 2014, we held no short-term investments.

Total cash and cash equivalents increased $5.2 million in the First Quarter of Fiscal 2014, primarily due to earnings and decreased working capital requirements, partially offset by purchases of our common stock, dividend payments, and investment in property and equipment. Total cash and cash equivalents decreased $31.9 million in the First Quarter of Fiscal 2013, primarily due to increased working capital requirements, dividend payments, investments in property and equipment, and employee incentives and related benefit payments, partially offset by earnings.

Cash flows from operating activities provided cash totaling $23.8 million for the First Quarter of Fiscal 2014, compared to the use of cash totaling $14.5 million for the First Quarter of Fiscal 2013. Cash provided for the First Quarter of Fiscal 2014 was primarily due to earnings and $9.5 million decreased accounts and unbilled receivables resulting from general timing of billing and collections, partially offset by $2.7 million decreased advance payments received from customers driven by the mix of orders in the quarter, $2.3 million decreased accounts payable resulting from general timing of purchases and payments, and $1.3 million increased inventories to support future revenue.

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

Cash flows from investing activities required the use of cash totaling $4.6 million for the First Quarter of Fiscal 2014, compared to the use of cash totaling $8.0 million for the First Quarter of Fiscal 2013, each of which reflects investment in property and equipment. The decrease was driven by a lower level of investment in various growth and productivity initiatives.

Cash flows from financing activities used cash totaling $14.2 million for the First Quarter of Fiscal 2014, compared to the cash used totaling $9.0 million for the First Quarter of Fiscal 2013. The cash used for the First Quarter of Fiscal 2014 was primarily due to the use of $11.0 million to purchase approximately 166,900 shares of our common stock, as well as dividend payments of $4.6 million. The cash used for the First Quarter of Fiscal 2013 was primarily due to two quarterly dividend payments totaling $9.6 million, one of which was an accelerated payment that was originally planned to occur in January 2013.

Under the terms of our borrowing agreements, we have agreed to certain financial covenants. At the end of the First Quarter of Fiscal 2014, we were in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of December 28, 2013, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with GAAP, which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by us, and as a result, are subject to an inherent degree of uncertainty. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for Fiscal Year 2013.

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

We have three reporting units, two of which are assigned goodwill. At December 28, 2013, one reporting unit was assigned $15.2 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At September 28, 2013, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $15.0 million of goodwill exceeded its carrying value by approximately 25%. While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

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

Other Matters

Our dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target over time a payout ratio of approximately 30% of net earnings per share.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding financial projections made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates,” and similar expressions are used to identify these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K. Such important factors include:

●

We may not achieve our growth plans for the expansion of our business because our long-term success depends on our ability to expand our business through new product development, mergers and acquisitions, geographic expansion, and service offerings, all of which are subject to inherent risks including, but not limited to: market demand; market acceptance of products; and the Company’s ability to advance its technology

●	The changes we are making in our Test segment processes and operating systems may not deliver the results we require for growth of the business

●	Our business operations may be affected by government contracting risks
●

Our business is significantly international in scope, which poses multiple risks including, but not limited to: currency value fluctuations; difficulty enforcing agreements and collecting receivables; trade protection measures and import and export matters; tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings; higher danger of terrorist activity; imposition of tariffs, exchange controls and other restrictions; difficulty in staffing and managing global operations; and compliance with a variety of foreign laws and regulations; changes in general economic and political conditions where we operate, particularly in emerging markets

●	We may be required to recognize impairment charges for long-lived assets
●	Volatility in the global economy could adversely affect results
●	Our business is subject to strong competition
●	We are subject to risks because we design and manufacture first-of-kind products
●	We may experience difficulties obtaining the services of skilled employees
●	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others
●	Our business could be adversely affected by product liability claims and commercial litigation
●	We may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase
●	Government regulation imposes significant costs and other constraints
●	The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
●	Our customers are in cyclical industries and a downturn in those industries could adversely affect results
●	We will need to begin disclosing our use of “conflict minerals,” which will impose costs on us and could raise reputational and other risks that could adversely affect results
●	Interest rate fluctuations could adversely affect results

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risks with caution and form your own critical and independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and Forms 8-K to be filed by the Company in fiscal year 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio at December 28, 2013 included $53.5 million of cash and cash equivalents. The cash equivalent portion of our investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.1 million for the three-fiscal month period ended December 28, 2013.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. We manage exposure to changes in foreign currency exchange rates through our regular operating and financing activities and through the use of foreign currency exchange contracts. These contracts are used to manage our overall exposure to exchange rate fluctuations, as the gains and losses on these contracts are intended to offset gains and losses on our assets, liabilities, and cash flows.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $6.4 million in revenue for the three-fiscal month period ended December 28, 2013.

At December 28, 2013, our short-term borrowings outstanding consisted of $35.0 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical 1 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of less than $0.1 million in interest expense for the three-fiscal month period ended December 28, 2013.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013, our disclosure controls and procedures were effective.

There were no changes that occurred during the fiscal quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1. Legal Proceedings

Investigative Matters
As previously reported by us with disclosures starting in March 2012, we investigated certain gift, travel, entertainment and other expenses incurred in connection with some of our operations in the Asia Pacific region. The investigation focused on possible violations of our policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work has been completed and we have taken remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our Korea office. We voluntarily disclosed this matter to the Department of Justice and the SEC. We presented the results of our investigation and our corrective actions to representatives of the Department of Justice and the SEC on January 16, 2013. We cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flows.

Litigation
We are subject to various claims, legal actions, and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of December 28, 2013 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 29, 2013 - November 2, 2013	59,087	$64.95	59,087	1,522,075
November 3, 2013 - November 30, 2013	54,480	$65.52	54,480	1,467,595
December 1, 2013 - December 28, 2013	53,375	$66.61	53,375	1,414,220
Total	166,942	$65.66	166,942

We purchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the First Quarter of Fiscal 2014, our share purchases were executed under a 2.0 million share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement - Director under the 2011 Stock Incentive Plan (Filed herewith).

10.2	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Agreement – Non-Employee Director under 2011 Stock Incentive Plan (Filed herewith).

10.3	Uniform Terms and Conditions Applicable to Non- Employee Director Restricted Stock Unit Grants under the 2011 Stock Incentive Plan (Filed herewith).

10.4	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement – Employee under 2011 Stock Incentive Plan (Filed herewith).

10.5	Uniform Terms and Conditions Applicable to Employee Restricted Stock Unit Grants under 2011 Stock Incentive Plan (Filed herewith).

10.6	Notice of Grant of Non-Qualified Stock Options and Option Agreement – Employee under 2011 Stock Incentive Plan (Filed herewith).

10.7	Uniform Terms and Conditions Applicable to Employee Option Grants under 2011 Stock Incentive Plan (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101.INS **	XBRL Instance Document (furnished herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

MTS SYSTEMS CORPORATION

Dated: January 30, 2014	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer *

* Executing as both the principal financial officer and a duly authorized officer of the Company.