Form 10-Q
period 2014-03-29
MTS SYSTEMS CORP
filed 2014-05-05
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the issuer’s common stock as of May, 1 2014 was 15,140,402 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE FISCAL MONTHS ENDED MARCH 29, 2014

INDEX

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands except per share data)

	March 29, 2014	September 28, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$43,720	$48,333
Accounts receivable, net of allowances for doubtful accounts of $2,421 and $1,998, respectively	120,030	102,860
Unbilled accounts receivable	63,933	75,988
Inventories	79,407	77,989
Prepaid expenses and other current assets	15,178	12,837
Deferred income taxes	11,353	11,256
Total current assets	333,621	329,263

Property and equipment, net	81,304	78,399
Goodwill	16,469	16,624
Other intangible assets, net	17,656	19,656
Other assets	3,307	4,539
Deferred income taxes	3,198	2,796
Total Assets	$455,555	$451,277

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$45,000	$35,000
Accounts payable	28,224	29,816
Accrued payroll and related costs	30,236	33,528
Advance payments from customers	49,967	44,929
Accrued warranty costs	5,120	4,694
Accrued income taxes	3,424	3,350
Deferred income taxes	3,060	3,037
Other accrued liabilities	19,457	19,809
Total current liabilities	184,488	174,163

Deferred income taxes	8,014	8,011
Non-current accrued income taxes	4,606	4,311
Defined benefit pension plan obligation	3,971	4,434
Other long-term liabilities	6,392	3,821
Total Liabilities	207,471	194,740

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,180 and 15,408 shares issued and outstanding as of March 29, 2014 and September 28, 2013, respectively	3,795	3,852
Retained earnings	232,024	240,348
Accumulated other comprehensive income	12,265	12,337
Total Shareholders’ Investment	248,084	256,537
Total Liabilities and Shareholders’ Investment	$455,555	$451,277

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenue:
Product	$116,681	$119,793	$237,840	$244,414
Service	20,662	17,124	37,913	35,171
Total revenue	137,343	136,917	275,753	279,585
Cost of sales:
Product	69,380	73,559	144,005	149,519
Service	12,429	9,453	21,675	19,559
Total cost of sales	81,809	83,012	165,680	169,078
Gross profit	55,534	53,905	110,073	110,507

Operating expenses:
Selling and marketing	22,411	19,519	43,894	38,698
General and administrative	13,978	13,175	27,184	25,489
Research and development	6,791	5,588	12,494	10,640
Total operating expenses	43,180	38,282	83,572	74,827

Income from operations	12,354	15,623	26,501	35,680

Interest expense, net	(205)	(150)	(365)	(144)
Other expense, net	(211)	(954)	(503)	(502)

Income before income taxes	11,938	14,519	25,633	35,034
Provision for income taxes	4,159	3,458	8,709	10,190
Net income	$7,779	$11,061	$16,924	$24,844

Earnings per share:
Basic-
Earnings per share	$0.51	$0.70	$1.11	$1.58
Weighted average number of common shares outstanding - basic	15,245	15,723	15,299	15,696

Diluted-
Earnings per share	$0.50	$0.69	$1.09	$1.56
Weighted average number of common shares outstanding - diluted	15,434	15,928	15,487	15,887

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net income	$7,779	$11,061	$16,924	$24,844
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,029)	(3,584)	(69)	(3,383)
Derivative instruments:
Unrealized net (loss) gain	(121)	1,435	(94)	2,239
Net gain reclassified to earnings	(737)	(581)	(418)	(480)
Defined benefit pension plan:
Unrealized net (loss) gain	(12)	(122)	421	30
Net loss reclassified to earnings	82	91	163	181
Currency exchange rate change	11	180	(75)	46
Other comprehensive loss	(1,806)	(2,581)	(72)	(1,367)
Comprehensive income	$5,973	$8,480	$16,852	$23,477

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Fiscal Months Ended
	March 29, 2014	March 30, 2013

Cash flows from operating activities:
Net income	$16,924	$24,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,469	2,153
Excess tax benefits for stock-based compensation	(917)	(568)
Net periodic pension benefit cost	620	643
Depreciation and amortization	9,037	7,712
Deferred income taxes	(527)	932
Bad debt provision (recovery)	453	(239)

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	(5,178)	(29,155)
Inventories	(1,123)	(7,061)
Prepaid expenses	(1,391)	(2,144)
Accounts payable	(1,312)	(4,801)
Accrued payroll and related costs	(2,035)	(3,443)
Advance payments from customers	5,015	(2,410)
Accrued warranty costs	408	471
Other assets and liabilities	1,680	(2,472)
Net cash provided by (used in) operating activities	24,123	(15,538)

Cash flows from investing activities:
Purchases of property and equipment	(10,494)	(14,420)

Cash flows from financing activities:
Net receipts under short-term borrowings	10,000	4,717
Excess tax benefits from stock-based compensation	917	568
Cash dividends	(9,238)	(9,670)
Proceeds from exercise of stock options and employee stock purchase plan	3,477	3,429
Payments to purchase and retire common stock	(23,322)	(26)
Net cash used in financing activities	(18,166)	(982)

Effect of exchange rate on changes in cash	(76)	(2,300)

Net decrease in cash and cash equivalents	(4,613)	(33,240)

Cash and cash equivalents, at beginning of period	48,333	79,852
Cash and cash equivalents, at end of period	$43,720	$46,612

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$202	$36
Income taxes	9,854	12,383
Non-cash financing activities:
Dividends declared not yet paid	$4,476	$4,633

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and GAAP requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013 filed with the SEC. Interim results of operations for the three and six fiscal months ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at March 29, 2014 and September 28, 2013 were as follows:

	March 29, 2014	September 28, 2013
	(expressed in thousands)
Customer projects in various stages of completion	$18,003	$19,194
Components, assemblies and parts	61,404	58,795
Total	$79,407	$77,989

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for each of the three fiscal months ended March 29, 2014 and March 30, 2013 was $0.7 million. Amortization expense for software development costs for each of the six fiscal months ended March 29, 2014 and March 30, 2013 was $1.4 million. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. In general, under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and six fiscal months ended March 29, 2014 and March 30, 2013 were as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(expressed in thousands)
Beginning balance	$5,308	$4,423	$4,694	$3,984
Warranty provisions	1,801	1,454	3,964	3,146
Warranty claims	(1,826)	(1,544)	(3,393)	(2,826)
Adjustments to preexisting warranties	(162)	151	(162)	151
Currency translation	(1)	(46)	17	(17)
Ending balance	$5,120	$4,438	$5,120	$4,438

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

Derivative Financial Instruments. The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as changes in interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both March 29, 2014 and March 30, 2013, the Company did not have any foreign exchange contracts with credit-risk related contingent features. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on derivatives and hedging activities.

2. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose information about derivatives subject to enforceable master netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. Subsequently, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. The Company adopted ASU 2011-11 and ASU 2013-01 during the first quarter of fiscal year 2014, and the presentation and disclosure requirements were applied retrospectively. Other than the enhanced disclosures, the adoption of these pronouncements did not impact the Company’s financial position, results of operations or cash flows.

3. Stock-Based Compensation

The Company compensates officers, directors, and employees with stock-based compensation under the stock plan approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. Prior to the fiscal year ended September 28, 2013, the Company’s historical practice was to grant an annual Company-wide award of stock options and restricted stock units to officers and employees in July. During the fiscal year ended September 28, 2013, in order to align the grants with a review of individual and Company performance, the timing of the Company-wide award was changed from July to December. As a result, during the first quarter of fiscal year 2014, the Company granted an award of approximately 331,000 stock options and approximately 70,000 restricted stock units to officers and employees Company-wide. The aggregate value of this award increased proportionately, compared to a normal annual Company-wide award, in order to compensate officers and employees for the delayed timing of the grant. The stock options vest proportionally on the first three anniversaries of the grant date and expire seven years from the grant date. The restricted stock units vest proportionally on the first three anniversaries of the grant date.

The stock options were granted at an exercise price equal to the closing market price of the Company’s stock on the date of grant. The fair value of stock options granted has been estimated as of the date of grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized as expense evenly over the vesting period. The weighted average per share fair value of the stock options granted under the Company-wide award during the first quarter of fiscal year 2014 was $13.97. The weighted average assumptions used to determine the fair value of these stock options were as follows:

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

The weighted average per unit fair value of the restricted stock units granted under the Company-wide award during the first quarter of fiscal year 2014 was $62.52, representing the market value of the Company’s shares at the date of grant minus the present value of estimated forgone dividends over the vesting period. The proportionate value of restricted stock units associated with each vesting period is allocated to expense evenly over the vesting period.

4. Capital Assets

Property and Equipment
Property and equipment at March 29, 2014 and September 28, 2013 consists of the following:

	March 29, 2014	September 28, 2013
	(expressed in thousands)
Land and improvements	$1,713	$1,713
Buildings and improvements	53,886	54,823
Machinery and equipment	154,026	145,785
Total	209,625	202,321
Less accumulated depreciation	(128,321)	(123,922)
Property and equipment, net	$81,304	$78,399

Goodwill

Goodwill at March 29, 2014 and September 28, 2013 was $16.5 million and $16.6 million, respectively. The change in goodwill during the six fiscal months ended March 29, 2014 was due to currency translation.

Other Intangible Assets
Other intangible assets at March 29, 2014 and September 28, 2013 consist of the following:

	March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,859	$(10,264)	$5,595	5.7
Patents	10,194	(4,001)	6,193	15.3
Trademarks and trade names	6,085	(1,335)	4,750	30.2
Land-use rights	1,256	(138)	1,118	47.8
Total	$33,394	$(15,738)	$17,656	14.3

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(8,885)	$6,975	5.7
Patents	10,308	(3,676)	6,632	15.3
Trademarks and trade names	6,149	(1,244)	4,905	30.2
Land-use rights	1,270	(126)	1,144	47.8
Total	$33,587	$(13,931)	$19,656	14.3

Amortization expense recognized during each of the three fiscal months ended March 29, 2014 and March 30, 2013 was $0.9 million. Amortization expense recognized during each of the six fiscal months ended March 29, 2014 and March 30, 2013 was $1.9 million.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.3 million and less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the three fiscal months ended March 29, 2014 and March 30, 2013, respectively. Stock options to acquire 0.2 million and less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the six fiscal months ended March 29, 2014 and March 30, 2013, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(expressed in thousands, except per share data)

Net income	$7,779	$11,061	$16,924	$24,844

Weighted average common shares outstanding	15,245	15,723	15,299	15,696
Dilutive potential common shares	189	205	188	191
Total diluted weighted shares outstanding	15,434	15,928	15,487	15,887

Earnings per share:
Basic	$0.51	$0.70	$1.11	$1.58
Diluted	$0.50	$0.69	$1.09	$1.56

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

Financial information by reportable segment for the three and six fiscal months ended March 29, 2014 and March 30, 2013 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(expressed in thousands)
Revenue by Segment:
Test	$110,885	$113,943	$224,408	$235,046
Sensors	26,458	22,974	51,345	44,539
Total revenue	$137,343	$136,917	$275,753	$279,585

Income from Operations by Segment:
Test	$7,741	$12,006	$17,582	$28,397
Sensors	4,613	3,617	8,919	7,283
Total income from operations	$12,354	$15,623	$26,501	$35,680

7. Derivative Instruments and Hedging Activities

The Company uses foreign currency derivatives to hedge against foreign currency exchange risk. Some derivatives are designated as cash flow hedges and qualify as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815; others are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the March 29, 2014 and September 28, 2013 Consolidated Balance Sheets as follows:

	March 29, 2014
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$119	$383
Total designated hedge derivatives	119	383

Derivatives not designated as hedges:
Balance sheet derivatives	139	—
Total hedge and other derivatives	$258	$383

	September 28, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$1,091	$1,307
Total designated hedge derivatives	1,091	1,307

Derivatives not designated as hedges:
Balance sheet derivatives	—	167
Total hedge and other derivatives	$1,091	$1,474

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the March 29, 2014 and September 28, 2013 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

March 29, 2014
Assets						Liabilities
			Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet

Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$119	$—	$119	$(78)	$—	$41	$383	$—	$383	$(78)	$—	$305

September 28, 2013
Assets						Liabilities
			Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet

Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$1,091	$—	$1,091	$(502)	$—	$589	$1,307	$—	$1,307	$(502)	$—	$805

(1)	Net fair value of foreign exchange cash flow hedge assets that could have been reported in the Consolidated Balance Sheet.
(2)	Net fair value of foreign exchange cash flow liabilities that could have been reported in the Consolidated Balance Sheet.

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

At March 29, 2014 and March 30, 2013, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $36.5 million and $46.2 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $32.2 million and $42.8 million at March 29, 2014 and March 30, 2013, respectively. At March 29, 2014, the net market value of the foreign currency exchange contracts was a net liability of $0.3 million, consisting of $0.4 million in liabilities and $0.1 million in assets. At March 30, 2013, the net market value of the foreign currency exchange contracts was a net asset of $1.9 million, consisting of $2.0 million in assets and $0.1 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and six fiscal months ended March 29, 2014 and March 30, 2013, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(expressed in thousands)
Beginning unrealized net gain (loss) in AOCI	$1,298	$787	$754	$(648)
Net gain reclassified into Revenue (effective portion)	(1,163)	(920)	(660)	(760)
Net (loss) gain recognized in OCI (effective portion)	(190)	2,271	(149)	3,546
Ending unrealized net (loss) gain in AOCI	$(55)	$2,138	$(55)	$2,138

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and six fiscal months ended March 29, 2014 and March 30, 2013. At March 29, 2014 and March 30, 2013, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.1 million and a net gain of $2.1 million, respectively. The maximum remaining maturity of any forward or optional contract at March 29, 2014 and March 30, 2013 was 1.5 years and 1.3 years, respectively.

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other Expense, net in the Consolidated Statement of Income.

At March 29, 2014 and March 30, 2013, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $71.2 million and $35.9 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at March 29, 2014 and March 30, 2013 was $23.9 million and $11.3 million, respectively. At March 29, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $0.1 million. At March 30, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of less than $0.1 million.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and six fiscal months ended March 29, 2014 and March 30, 2013 were as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(expressed in thousands)
Net loss recognized in Other expense, net	$(143)	$(218)	$(283)	$(272)

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

Level 1 Inputs: Unadjusted quoted prices that are available in active markets for identical assets or liabilities accessible to the Company at the measurement date.

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of March 29, 2014 and September 28, 2013, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	March 29, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$258	$—	$258
Total assets	$—	$258	$—	$258

Liabilities:
Currency contracts(1)	$—	$383	$—	$383
Total liabilities	$—	$383	$—	$383

	September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$1,091	$—	$1,091
Total assets	$—	$1,091	$—	$1,091

Liabilities:
Currency contracts(1)	$—	$1,474	$—	$1,474
Total liabilities	$—	$1,474	$—	$1,474

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

Income tax expense or benefit allocated to each component of Other Comprehensive Income for the three and six fiscal months ended March 29, 2014 and March 30, 2013 was as follows:

	March 29, 2014
	Three Fiscal Months Ended			Six Fiscal Months Ended
	Pretax Amount	Tax Expense	Net of Tax Amount	Pretax Amount	Tax Expense	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$(1,029)	$—	$(1,029)	$(69)	$—	$(69)
Derivative instruments:
Unrealized net loss	(190)	69	(121)	(149)	55	(94)
Net gain reclassified to earnings	(1,163)	426	(737)	(660)	242	(418)
Defined benefit pension plan:
Unrealized net (loss) gain	(17)	5	(12)	603	(182)	421
Net loss reclassified to earnings	117	(35)	82	233	(70)	163
Currency exchange rate change	11	—	11	(75)	—	(75)
Other comprehensive loss	$(2,271)	$465	$(1,806)	$(117)	$45	$(72)

	March 30, 2013
	Three Fiscal Months Ended			Six Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$(3,584)	$—	$(3,584)	$(3,383)	$—	$(3,383)
Derivative instruments:
Unrealized net gain	2,270	(835)	1,435	3,545	(1,306)	2,239
Net gain reclassified to earnings	(920)	339	(581)	(760)	280	(480)
Defined benefit pension plan:
Unrealized net (loss) gain	(174)	52	(122)	43	(13)	30
Net loss reclassified to earnings	132	(41)	91	260	(79)	181
Currency exchange rate change	180	—	180	46	—	46
Other comprehensive loss	$(2,096)	$(485)	$(2,581)	$(249)	$(1,118)	$(1,367)

The changes in the net-of-tax balances of each component of AOCI during the three and six fiscal months ended March 29, 2014 and March 30, 2013 were as follows:

	March 29, 2014
	Three Fiscal Months Ended				Six Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$18,279	$823	$(5,031)	$14,071	$17,319	$477	$(5,459)	$12,337
Other comprehensive (loss) income before reclassifications	(1,029)	(121)	(1)	(1,151)	(69)	(94)	346	183
Amounts reclassified to earnings	—	(737)	82	(655)	—	(418)	163	(255)
Other comprehensive (loss) income	(1,029)	(858)	81	(1,806)	(69)	(512)	509	(72)
Ending balance	$17,250	$(35)	$(4,950)	$12,265	$17,250	$(35)	$(4,950)	$12,265

	March 30, 2013
	Three Fiscal Months Ended				Six Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$16,935	$497	$(5,317)	$12,115	$16,734	$(408)	$(5,425)	$10,901
Other comprehensive (loss) income before reclassifications	(3,584)	1,435	58	(2,091)	(3,383)	2,239	76	(1,068)
Amounts reclassified to earnings	—	(581)	91	(490)	—	(480)	181	(299)
Other comprehensive (loss) income	(3,584)	854	149	(2,581)	(3,383)	1,759	257	(1,367)
Ending balance	$13,351	$1,351	$(5,168)	$9,534	$13,351	$1,351	$(5,168)	$9,534

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three and six fiscal months ended March 29, 2014 and March 30, 2013 was as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended		Affected Line Item in the
	March 29,	March 30,	March 29,	March 30,	Consolidated Statements
	2014	2013	2014	2013	of Income
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$1,163	$920	$660	$760	Revenue
Total net gains included in income before income taxes	1,163	920	660	760
Income tax expense	(426)	(339)	(242)	(280)
Total net gains included in net income	737	581	418	480

Defined benefit pension plan:
Actuarial losses	(58)	(44)	(127)	(85)	Cost of sales
Actuarial losses	(37)	(39)	(66)	(78)	Selling and marketing
Actuarial losses	(22)	(49)	(40)	(97)	General and administrative
Total losses included in income before income taxes	(117)	(132)	(233)	(260)
Income tax benefit	35	41	70	79
Total net losses included in net income	(82)	(91)	(163)	(181)

Total net-of-tax reclassifications out of accumulated other comprehensive income included in net income	$655	$490	$255	$299

10. Financing

Short-term borrowings at March 29, 2014 and September 28, 2013 consist of the following:

	March 29, 2014	September 28, 2013
	(expressed in thousands)
Bank line of credit, variable rate loan maturing April 2014, with optional month-to-month term renewal and loan repricing until September 2017	$35,000	$35,000
Bank line of credit, swing line loan maturing September 2017	10,000	—

Total short-term borrowings	$45,000	$35,000

The Company’s credit facility provides for up to $100 million for working capital financing, permitted acquisitions, share purchases, or other general corporate purposes and expires in September 2017. At March 29, 2014 and September 28, 2013, outstanding borrowings under the credit facility were $45.0 million and $35.0 million, respectively. At March 29, 2014, the interest rates applicable to outstanding swing line and variable rate credit facility borrowings were 3.25% and 1.035%, respectively. At September 28, 2013, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.065%. The variable interest rate at each date was the monthly U.S. LIBOR plus 87.5 basis points. At March 29, 2014, based upon the Company’s intention and ability to repay the entire balance within the next twelve fiscal months, the outstanding borrowings on the swing line loan are classified as short-term. At March 29, 2014, the Company had outstanding letters of credit drawn from the credit facility totaling $11.5 million, leaving $43.5 million of unused borrowing capacity. At September 28, 2013, the Company had outstanding letters of credit drawn from the credit facility totaling $14.3 million, leaving $50.7 million of unused borrowing capacity.

11. Income Taxes

During the second quarter of fiscal year 2014, the Internal Revenue Service (“IRS”) began an audit of the Company’s fiscal tax years ending October 1, 2011 and September 29, 2012. The Company believes that it is reasonably possible that its liability for unrecognized tax positions may change upon conclusion of the IRS audit. However, an estimate of the amount or range of the change cannot be made at this time. As of March 29, 2014, the Company’s liability for unrecognized tax benefits was $4.6 million, of which $3.0 million would favorably affect the Company’s effective tax rate if recognized. As of September 28, 2013, the Company’s liability for unrecognized tax benefits was $4.3 million.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

During the three and six fiscal months ended March 29, 2014, as a result of the productivity improvements in Test segment business processes gained through investments in infrastructure and technology, the Company initiated workforce reduction actions. These actions resulted in terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. Certain of the termination actions were executed under early retirement plan arrangements which provide, among other benefits, special termination benefits involving the Company’s funding of the defined benefit pension plan for future service periods in effect throughout the contractual term of each early retirement arrangement. During the three fiscal months ended March 29, 2014, effective with the date these early retirement agreements were finalized, cost adjustments associated with the special termination benefits amounts were recognized. During the three fiscal months ended March 29, 2014, the Company recognized a reduction in costs associated with these special termination benefits of $0.1 million. During the six fiscal months ended March 29, 2014, the Company recognized costs associated with these special termination benefits of $0.1 million. The special termination benefits are expected to be paid directly from the Company’s assets throughout the contractual terms of the arrangements, the lengths of which range from approximately 4.9 to 6.0 years. See Note 13 in Condensed Notes to Consolidated Financial Statements for additional information regarding the Company’s cost reduction actions that were initiated during the three and six fiscal months ended March 29, 2014.

The cost for the plan for the three and six fiscal months ended March 29, 2014 and March 30, 2013 included the following components:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(expressed in thousands)
Service cost	$201	$174	$401	$344
Interest cost	210	194	419	384
Expected return on plan assets	(258)	(175)	(515)	(345)
Net amortization and deferral	117	132	233	260
Special termination benefits	(109)	—	82	—
Net periodic benefit cost	$161	$325	$620	$643

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and six fiscal months ended March 29, 2014 and March 30, 2013 was 5.5% and 5.2%, respectively.

13. Severance and Related Costs

During the first quarter of fiscal year 2014, the Company announced that it expects to realize productivity improvements in Test segment business processes gained through investments in infrastructure and IT technology. Associated with these savings, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe during the three and six fiscal months ended March 29, 2014. As a result of these cost reduction actions, the Company incurred severance and related costs of $4.8 million, of which $3.1 million was unpaid as of March 29, 2014.

In Europe, severance and related costs recognized during the first quarter of fiscal year 2014 included statutory minimum amounts for which final agreement had neither been reached nor communicated to the affected employees. During the three fiscal months ended March 29, 2014, effective with the date each of these agreements was both finalized and communicated, any additional severance and related costs above the statutory minimum amounts were recognized. In the U.S., severance and related costs recognized during the three and six fiscal months ended March 29, 2014 were determined based upon a formal severance plan.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statement of Income for the three and six fiscal months ended March 29, 2014:

	Three Fiscal Months Ended March 29, 2014	Six Fiscal Months Ended March 29, 2014
	(expressed in thousands)
Cost of sales	$415	$2,957
Selling and marketing	129	939
General and administrative	48	948
Total severance and related costs	$592	$4,844

The following table summarizes the severance and related costs included in the Company’s March 29, 2014 Consolidated Balance Sheet:

March 29, 2014
(expressed in thousands)
Accrued payroll and related costs	$1,240
Other accrued liabilities	38
Defined benefit pension plan obligation	83
Other long-term liabilities	1,777
Total severance and related costs	$3,138

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

Second Quarter of Fiscal 2014 refers to the three fiscal months ended March 29, 2014; Second Quarter of Fiscal 2013 refers to the three fiscal months ended March 30, 2013; First Half of Fiscal 2014 refers to the six fiscal months ended March 29, 2014; First Half of Fiscal 2013 refers to the six fiscal months ended March 30, 2013. Fiscal 2014 refers to the fiscal year ended September 27, 2014. Fiscal 2013 refers to the fiscal year ended September 28, 2013.

Company Strategy

Our goal is to grow profitably, generate strong cash flow, and deliver a strong return on invested capital to our shareholders by leveraging our leadership position in the research and development, product development and industrial equipment global end markets. Our desire is to be the innovation leader in creating test and measurement solutions to enable our customers’ success. Through innovation we believe we can create value for our customers that will drive our growth. There are four global macro trends that will help enable this growth: energy scarcity; environmental concerns; continued globalization and the development of the emerging markets; and global demographics. These macro trends have significant implications for our customers, such as increasing the demand for new and more innovative products and increasing our customers’ organizational complexity. We believe we have an excellent geographic footprint and are well positioned in both Test and Sensors to take advantage of these macro trends and deliver significant profitable growth in the years ahead.

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

Our business model supports achieving our $1 billion revenue milestone through both organic growth and strategic acquisitions, assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on our opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We began investing in earnest in both fiscal years 2012 and 2013, and will continue investing in Fiscal 2014.

Financial Results

Total Company

Orders and Backlog

The following is a comparison of Second Quarter and First Half of Fiscal 2014 and Second Quarter and First Half of Fiscal 2013 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 29, 2014			Three Fiscal Months Ended March 30, 2013	Six Fiscal Months Ended March 29, 2014			Six Fiscal Months Ended March 30, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation

Orders	$163.2	$25.6	$(0.1)	$137.7	$302.0	$25.7	$(0.7)	$277.0

Orders

Orders in the Second Quarter of Fiscal 2014 were a quarterly record $163.2 million, an increase of $25.5 million, or 18.5%, compared to $137.7 million for the Second Quarter of Fiscal 2013. The increase is driven by variability in large (in excess of $5.0 million) orders as well as base order growth in both the Test segment (“Test”) and Sensors segment (“Sensors”). Orders in the Second Quarter of Fiscal 2014 included two large custom Test orders totaling $19.0 million. Orders in the Second Quarter of Fiscal 2013 included one large $5.5 million custom Test order. Excluding the large orders, base orders increased 9.1%, reflecting growth of 6.7% in Test and 20.0% in Sensors.

Orders in the First Half of Fiscal 2014 totaled $302.0 million, an increase of $25.0 million, or 9.0%, compared to $277.0 million for the First Half of Fiscal 2013. The increase is driven by base order growth in both Test and Sensors as well as variability in large orders. Orders in the First Half of Fiscal 2014 included four large custom Test orders totaling $32.9 million. Orders in the First Half of Fiscal 2013 included three large custom Test orders totaling $26.2 million. Excluding the large orders, base orders increased 7.3%, reflecting growth of 5.0% in Test and 17.2% in Sensors.

Backlog

Backlog of undelivered orders at the end of the Second Quarter of Fiscal 2014 was an all-time high of $304.2 million, an increase of 6.3% compared to $286.3 million at the end of the Second Quarter of Fiscal 2013. While we are subject to order cancellations, historically, we have not experienced a significant number of order cancellations. During the Second Quarter of Fiscal 2014, one custom order in Test totaling $11.1 million was cancelled. This order was booked in the previous fiscal year.

Results of Operations

The following is a comparison of Second Quarter and First Half of Fiscal 2014 and Second Quarter and First Half of Fiscal 2013 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended			Six Fiscal Months Ended
	March 29, 2014	March 30, 2013	% Variance	March 29, 2014	March 30, 2013	% Variance

Revenue	$137.3	$136.9	0.3%	$275.8	$279.6	-1.4%
Cost of sales	81.8	83.0	-1.4%	165.7	169.1	-2.0%
Gross profit	55.5	53.9	3.0%	110.1	110.5	-0.4%
Gross margin	40.4%	39.4%		39.9%	39.5%

Operating expenses:
Selling and marketing	22.4	19.5	14.9%	43.9	38.7	13.4%
General administrative	14.0	13.2	6.1%	27.2	25.5	6.7%
Research and development	6.8	5.6	21.4%	12.5	10.6	17.9%
Total operating expenses	43.2	38.3	12.8%	83.6	74.8	11.8%

Income from operations	12.3	15.6	-21.2%	26.5	35.7	-25.8%

Interest expense, net	(0.2)	(0.2)	0.0%	(0.4)	(0.2)	100.0%
Other expense, net	(0.2)	(0.9)	NM	(0.5)	(0.5)	0.0%

Income before income taxes	11.9	14.5	-17.9%	25.6	35.0	-26.9%
Income tax provision	4.1	3.4	20.6%	8.7	10.2	-14.7%
Net income	$7.8	$11.1	-29.7%	$16.9	$24.8	-31.9%
Diluted earnings per share	$0.50	$0.69	-27.5%	$1.09	$1.56	-30.1%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Second Quarter and First Half of Fiscal 2014 and Second Quarter and First Half of Fiscal 2013 results of operations, separately identifying the impact of currency translation and severance and related costs (in millions):

	Three Fiscal Months Ended March 29, 2014				Three Fiscal Months Ended March 30, 2013	Six Fiscal Months Ended March 29, 2014				Six Fiscal Months Ended March 30, 2013

				Severance and Related Costs					Severance and Related Costs
		Estimated					Estimated
		Business Change	Currency Translation				Business Change	Currency Translation

Revenue	$137.3	$0.5	$(0.1)	$—	$136.9	$275.8	$(2.6)	$(1.2)	$—	$279.6
Cost of sales	81.8	(1.6)	—	0.4	83.0	165.7	(5.9)	(0.5)	3.0	169.1
Gross profit	55.5	2.1	(0.1)	(0.4)	53.9	110.1	3.3	(0.7)	(3.0)	110.5
	40.4%				39.4%	39.9%		—		39.5%
Operating expenses:
Selling and marketing	22.4	2.8	—	0.1	19.5	43.9	4.5	(0.2)	0.9	38.7
General administrative	14.0	0.6	0.1	0.1	13.2	27.2	0.6	0.2	0.9	25.5
Research and development	6.8	1.2	—	—	5.6	12.5	1.8	0.1	—	10.6
Total operating expenses	43.2	4.6	0.1	0.2	38.3	83.6	6.9	0.1	1.8	74.8

Income from operations	$12.3	$(2.5)	$(0.2)	$(0.6)	$15.6	$26.5	$(3.6)	$(0.8)	$(4.8)	$35.7

Revenue
Revenue in the Second Quarter of Fiscal 2014 was $137.3 million, an increase of $0.4 million, or 0.3%, compared to $136.9 million for the Second Quarter of Fiscal 2013. The increase was driven by higher beginning backlog and increased order volume in Sensors, partially offset by timing of custom order backlog conversion in Test. Test revenue decreased 2.6% to $110.9 million while Sensors revenue increased 14.8% to $26.4 million.

Revenue in the First Half of Fiscal 2014 was $275.8 million, a decrease of $3.8 million, or 1.4%, compared to $279.6 million for the First Half of Fiscal 2013. The decrease was driven by lower beginning backlog in Test, as well as an estimated $1.2 million unfavorable impact of currency translation, partially offset by higher beginning backlog and increased order volume in Sensors. Test revenue decreased 4.6% to $224.4 million while Sensors revenue increased 15.5% to $51.4 million.

Severance and Related Costs
As previously disclosed, productivity benefits from investments in Test business processes are expected to result in $4 to $5 million of cost savings during Fiscal 2014. The cost savings that began during the Second Quarter of Fiscal 2014 and are expected to continue over the last six months of Fiscal 2014 will be reinvested primarily in the Test business to enable our long-term growth objectives. Associated with these savings, we initiated workforce reduction and other cost reduction actions throughout the First Half of Fiscal 2014. As a result of these cost reduction actions, we incurred severance and related costs. During the Second Quarter of Fiscal 2014, we incurred severance and related costs of $0.6 million, of which $0.4 million, $0.1 million, and $0.1 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively. During the First Half of Fiscal 2014, we incurred severance and related costs of $4.8 million, of which $3.0 million, $0.9 million, and $0.9 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

Gross Profit
Gross profit in the Second Quarter of Fiscal 2014 was $55.5 million, an increase of $1.6 million, or 3.0%, compared to $53.9 million for the Second Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 40.4%, an increase of 1.0 percentage points from 39.4% for the Second Quarter of Fiscal 2013. The previously mentioned severance and related costs of $0.4 million unfavorably impacted gross profit as a percentage of revenue by 0.3 percentage points. Excluding these costs, the gross margin rate increased 1.3 percentage points, primarily driven by a favorable mix of product and service sales in Test, as well as a favorable impact of the relative increase in Sensors revenue compared to total Company revenue.

Gross profit in the First Half of Fiscal 2014 was $110.1 million, a decrease of $0.4 million, or 0.4%, compared to $110.5 million for the First Half of Fiscal 2013. Gross profit as a percentage of revenue was 39.9%, an increase of 0.4 percentage points from 39.5% for the First Half of Fiscal 2013. The previously mentioned severance and related costs of $3.0 million unfavorably impacted gross profit as a percentage of revenue by 1.1 percentage points. Excluding these costs, the gross margin rate increased 1.5 percentage points, primarily driven by reduced spending on productivity and infrastructure initiatives, favorable product mix in Test, as well as a favorable impact of the relative increase in Sensors revenue compared to total Company revenue.

Selling and Marketing Expense
Selling and marketing expense in the Second Quarter of Fiscal 2014 was $22.4 million, an increase of $2.9 million, or 14.9%, compared to $19.5 million for the Second Quarter of Fiscal 2013. Selling and marketing expense in the First Half of Fiscal 2014 was $43.9 million, an increase of $5.2 million, or 13.4%, compared to $38.7 million for the First Half of Fiscal 2013. Both increases were driven by higher compensation and benefits resulting from increased headcount, higher sales commissions, as well as the previously mentioned severance and related costs of $0.1 million and $0.9 million in the Second Quarter of Fiscal 2014 and the First Half of Fiscal 2014, respectively. Selling and marketing expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 16.3%, compared to 14.2% for the Second Quarter of Fiscal 2013. Selling and marketing expense as a percentage of revenue for the First Half of Fiscal 2014 was 15.9%, compared to 13.8% for the First Half of Fiscal 2013.

General and Administrative Expense
General and administrative expense in the Second Quarter of Fiscal 2014 was $14.0 million, an increase of $0.8 million, or 6.1%, compared to $13.2 million for the Second Quarter of Fiscal 2013. General and administrative expense in the First Half of Fiscal 2014 was $27.2 million, an increase of $1.7 million, or 6.7%, compared to $25.5 million for the First Half of Fiscal 2013. Both increases were primarily driven by higher legal expenses, higher compensation and benefits driven by increased headcount, as well the previously mentioned severance and related costs of $0.1 million and $0.9 million in the Second Quarter of Fiscal 2014 and the First Half of Fiscal 2014, respectively. These increases were partially offset by a lower level of investment in productivity and infrastructure initiatives. General and administrative expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 10.2%, compared to 9.6% for the Second Quarter of Fiscal 2013. General and administrative expense as a percentage of revenue for the First Half of Fiscal 2014 was 9.9%, compared to 9.1% for the First Half of Fiscal 2013.

Research and Development Expense
Research and development expense in the Second Quarter of Fiscal 2014 was $6.8 million, an increase of $1.2 million, or 21.4%, compared to $5.6 million for the Second Quarter of Fiscal 2013. Research and development expense in the First Half of Fiscal 2014 was $12.5 million, an increase of $1.9 million, or 17.9%, compared to $10.6 million for the First Half of Fiscal 2013. Both increases were primarily driven by higher compensation and benefits resulting from increased headcount in both Test and Sensors. Research and development expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 5.0%, compared to 4.1% for the Second Quarter of Fiscal 2013. Research and development expense as a percentage of revenue for the First Half of Fiscal 2014 was 4.5%, compared to 3.8% for the First Half of Fiscal 2013.

Income from Operations
Income from operations in the Second Quarter of Fiscal 2014 was $12.3 million, a decrease of $3.3 million, or 21.2%, compared to income from operations of $15.6 million for the Second Quarter of Fiscal 2013. Excluding the previously mentioned severance and related costs of $0.6 million, income from operations decreased 17.3%, driven by a $4.7 million increase in operating expenses resulting from ongoing investments for growth in sales and research and development, partially offset by higher gross profit. Operating income as a percentage of revenue for the Second Quarter of Fiscal 2014 was 9.0%, compared to 11.4% for the Second Quarter of Fiscal 2013.

Income from operations in the First Half of Fiscal 2014 was $26.5 million, a decrease of $9.2 million, or 25.8%, compared to income from operations of $35.7 million for the First Half of Fiscal 2013. Excluding the previously mentioned severance and related costs of $4.8 million, income from operations decreased 12.3% for the First Half of Fiscal 2014, driven by a $7.0 million increase in operating expenses resulting from ongoing investments for growth in sales and research and development. Operating income as a percentage of revenue for the First Half of Fiscal 2014 was 9.6%, compared to 12.8% for the First Half of Fiscal 2013.

Interest Expense, net
Net interest expense in the Second Quarter of Fiscal 2014 was $0.2 million, flat compared to the Second Quarter of Fiscal 2013. Net interest expense in the First Half of Fiscal 2014 was $0.4 million, an increase of $0.2 million compared to the First Half of Fiscal 2013. The increase was driven by a relatively higher level of outstanding borrowings under the Company’s credit facility during the First Half of Fiscal 2014 compared to the First Half of Fiscal 2013.

Other Expense, net
Other expense, net in the Second Quarter of Fiscal 2014 was $0.2 million, compared to $0.9 million in the Second Quarter of Fiscal 2013. This decrease was driven by $0.9 million decreased net losses on foreign currency transactions primarily due to volatility in the value of the U.S. dollar against the Japanese Yen during the Second Quarter of Fiscal 2013.

Other expense, net in the First Half of Fiscal 2014 was $0.5 million, flat compared to the First Half of Fiscal 2013, as decreased net losses on foreign currency transactions were substantially offset by royalty income in the First Half of Fiscal 2013 that did not repeat in the First Half of Fiscal 2014.

Provision for Income Taxes
Provision for income taxes in the Second Quarter of Fiscal 2014 totaled $4.1 million, an increase of $0.7 million, or 20.6%, compared to $3.4 million for the Second Quarter of Fiscal 2013. The increase is primarily due to an increase in the effective tax rate, partially offset by decreased income before taxes. The effective tax rate for the Second Quarter of Fiscal 2014 was 34.8%, an increase of 11.0 percentage points compared to a tax rate of 23.8% for the Second Quarter of Fiscal 2013. The increase was primarily driven by the enactment of tax legislation in the Second Quarter of Fiscal 2013 that retroactively extended the U.S. research and development tax credits and provided a tax benefit of $1.3 million, as well as changes in certain foreign tax rates. The U.S. research and development tax credit expired as of the end of the First Quarter of Fiscal 2014.

Provision for income taxes in the First Half of Fiscal 2014 totaled $8.7 million, a decrease of $1.5 million, or 14.7%, compared to $10.2 million for the First Half of Fiscal 2014. The decrease is primarily due to lower income before income taxes, partially offset by a higher effective tax rate. The effective tax rate for the First Half of Fiscal 2014 was 34.0%, an increase of 4.9 percentage points compared to a tax rate of 29.1% for the First Half of Fiscal 2013. The increase was primarily driven by the previously mentioned U.S. research and development tax credit tax legislation in the prior fiscal year that retroactively extended the United States research and development tax credit and provided a tax benefit of $1.0 million, as well as changes in certain foreign tax rates.

Net income
Net income in the Second Quarter of Fiscal 2014 was $7.8 million, a decrease of $3.3 million, or 29.7%, compared to $11.1 million for the Second Quarter of Fiscal 2013. The decrease was primarily driven by lower income from operations and a higher effective tax rate, partially offset by decreased net losses on foreign currency transactions. Earnings per diluted share were $0.50, a decrease of $0.19 per share, or 27.5%, compared to $0.69 per share for the Second Quarter of Fiscal 2013. The previously mentioned $0.6 million charge for severance and related costs in the Second Quarter of Fiscal 2014 negatively impacted earnings per diluted share by $0.03.

Net income in the First Half of Fiscal 2014 was $16.9 million, a decrease of $7.9 million, or 31.9%, compared to $24.8 million for the First Half of Fiscal 2013. The decrease was primarily driven by lower income from operations. Earnings per diluted share were $1.09, a decrease of $0.47 per share, or 30.1%, compared to $1.56 per share for the First Half of Fiscal 2013. The previously mentioned $4.8 million charge for severance and related costs in the First Half of Fiscal 2014 negatively impacted earnings per diluted share by $0.21.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of Second Quarter and First Half of Fiscal 2014 and Second Quarter and First Half of Fiscal 2013 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 29, 2014			Three Fiscal Months Ended March 30, 2013	Six Fiscal Months Ended March 29, 2014			Six Fiscal Months Ended March 30, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation

Orders	$134.4	$20.9	$(0.2)	$113.7	$247.4	$17.4	$(0.4)	$230.4

Orders
Orders in the Second Quarter of Fiscal 2014 totaled $134.4 million, an increase of $20.7 million, or 18.2%, compared to orders of $113.7 million for the Second Quarter of Fiscal 2013, primarily driven by variability in large orders as well as 6.7% growth in base orders. Second Quarter of Fiscal 2014 orders included two large orders in the Americas totaling $19.0 million, one of which was a $12.2 million order in the ground vehicle market for a rolling road system and the other was a $6.8 million order in the structures market for aircraft structural testing. Orders in the Second Quarter of Fiscal 2013 included a $5.5 million European order in the ground vehicles market. The 6.7% increase in base orders was fueled by 13.9% orders growth in the service business from strong worldwide demand, as well as growth in the European materials market. Currency translation unfavorably impacted orders by approximately $0.2 million. Test accounted for 82.4% of total Company orders, compared to 82.6% for the Second Quarter of Fiscal 2013.

Orders in the First Half of Fiscal 2014 totaled $247.4 million, an increase of $17.0 million, or 7.4%, compared to orders of $230.4 million for the First Half of Fiscal 2013, primarily driven by variability in large orders as well as 5.0% growth in base orders. First Half of Fiscal 2014 orders included two large orders in China totaling $13.9 million, one of which was an $8.0 million order in the structures market for seismic testing and the other was a $5.9 million ground vehicle order for suspension testing, as well as the two previously mentioned large Americas orders totaling $19.0 million. Orders in the First Half of Fiscal 2013 included two large European orders in the ground vehicles market totaling $17.2 million, as well as a $9.2 million Americas’ order in the structures market. The 5.0% increase in base orders was fueled by 15.9% orders growth in the service business from strong demand in Europe and the Americas. Currency translation unfavorably impacted orders by approximately $0.4 million. Test accounted for 81.9% of total Company orders, compared to 83.2% for the First Half of Fiscal 2013.

Backlog
Backlog of undelivered orders at the end of the second quarter was $285.6 million, an increase of 5.2% compared to backlog of $271.6 million at the end of the Second Quarter of Fiscal 2013. As previously mentioned, Second Quarter of Fiscal 2014 beginning backlog was negatively impacted by the cancellation of a custom order totaling $11.1 million.

Results of Operations

The following is a comparison of Second Quarter and First Half of Fiscal 2014 and Second Quarter and First Half of Fiscal 2013 results of operations for Test, separately identifying the impact of currency translation and severance and related costs (in millions):

	Three Fiscal Months Ended March 29, 2014				Three Fiscal Months Ended March 30, 2013	Six Fiscal Months Ended March 29, 2014				Six Fiscal Months Ended March 30, 2013

				Severance and Related Costs					Severance and Related Costs
		Estimated					Estimated
		Business Change	Currency Translation				Business Change	Currency Translation

Revenue	$110.9	$(2.9)	$(0.1)	$—	$113.9	$224.4	$(10.1)	$(0.6)	$—	$235.1
Cost of sales	69.6	(3.4)	—	0.4	72.6	142.4	(9.4)	(0.3)	3.0	149.1
Gross profit	41.3	0.5	(0.1)	(0.4)	41.3	82.0	(0.7)	(0.3)	(3.0)	86.0
	37.2%				36.3%	36.5%				36.6%
Operating expenses:
Selling and marketing	17.4	1.8	—	0.1	15.5	34.0	2.6	—	0.9	30.5
General administrative	11.1	1.3	0.1	0.1	9.6	21.1	0.9	0.2	0.9	19.1
Research and development	5.1	0.9	—	—	4.2	9.3	1.3	—	—	8.0
Total operating expenses	33.6	4.0	0.1	0.2	29.3	64.4	4.8	0.2	1.8	57.6

Income from operations	$7.7	$(3.5)	$(0.2)	$(0.6)	$12.0	$17.6	$(5.5)	$(0.5)	$(4.8)	$28.4

Revenue
Revenue in the Second Quarter of Fiscal 2014 was $110.9 million, a decrease of $3.0 million, or 2.6%, compared to revenue of $113.9 million for the Second Quarter of Fiscal 2013. Revenue in the First Half of Fiscal 2014 was $224.4 million, a decrease of $10.7 million, or 4.6%, compared to revenue of $235.1 million for the First Half of Fiscal 2013, including an estimated $0.6 million unfavorable impact of currency translation. These decreases were primarily driven by lower beginning backlog as well as the timing of conversion of custom order backlog, partially offset by growth in service and short cycle products.

Gross Profit
Gross profit in the Second Quarter of Fiscal 2014 was $41.3 million on lower volume, flat compared to the Second Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 37.2%, an increase of 0.9 percentage points from 36.3% for the Second Quarter of Fiscal 2013. The previously mentioned severance and related costs of $0.4 million unfavorably impacted gross profit as a percentage of revenue by 0.4 percentage points. Excluding these costs, the gross margin rate increased by 1.3 percentage points. Of the increased gross profit rate, approximately 1.6 percentage points resulted from a favorable mix of higher-margin products and services, and 0.5 percentage points resulted from favorable engineering variances driven by higher labor utilization. These increases were partially offset by a 0.6 percentage point unfavorable impact from decreased leverage on lower volume.

Gross profit in the First Half of Fiscal 2014 was $82.0 million on higher volume, a decrease of $4.0 million, or 4.7%, compared to $86.0 million for the First Half of Fiscal 2013. Gross profit as a percentage of revenue was 36.5%, relatively flat compared to 36.6% for the First Half of Fiscal 2013. The previously mentioned severance and related costs of $3.0 million unfavorably impacted gross profit as a percentage of revenue by 1.3 percentage points. Excluding these costs, the gross margin rate increased by 1.2 percentage points. Of the increased gross profit rate, approximately 1.0 percentage point resulted from reduced spending on productivity and infrastructure initiatives, and 0.6 of a percentage point resulted from favorable manufacturing and engineering variances driven by higher labor utilization. These increases were partially offset by 0.4 of a percentage point unfavorable impact from decreased leverage on lower volume.

Selling and Marketing Expense
Selling and marketing expense in the Second Quarter of Fiscal 2014 was $17.4 million, an increase of $1.9 million, or 12.3%, compared to $15.5 million for the Second Quarter of Fiscal 2013. Selling and marketing expense in the First Half of Fiscal 2014 was $34.0 million, an increase of $3.5 million, or 11.5%, compared to $30.5 million for the First Half of Fiscal 2013. Both increases were driven by continued investment in sales expansion to drive future revenue growth, higher sales commissions, as well as the previously mentioned severance and related costs of $0.1 million and $0.9 million in the Second Quarter of Fiscal 2014 and the First Half of Fiscal 2014, respectively. The continued investment in sales expansion primarily consists of higher compensation and benefits resulting from increased headcount. Selling and marketing expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 15.7%, compared to 13.6% for the Second Quarter of Fiscal 2013. Selling and marketing expense as a percentage of revenue for the First Half of Fiscal 2014 was 15.2%, compared to 13.0% for the First Half of Fiscal 2013.

General and Administrative Expense
General and administrative expense in the Second Quarter of Fiscal 2014 was $11.1 million, an increase of $1.5 million, or 15.6%, compared to $9.6 million for the Second Quarter of Fiscal 2013. General and administrative expense in the First Half of Fiscal 2014 was $21.1 million, an increase of $2.0 million, or 10.5%, compared to $19.1 million for the First Half of Fiscal 2013. Both increases were primarily driven by higher legal expenses, higher compensation and benefits driven by increased headcount, as well as the previously mentioned severance and related costs of $0.1 million and $0.9 million in the Second Quarter of Fiscal 2014 and the First Half of Fiscal 2014, respectively. These increases were partially offset by a lower level of investment in productivity and infrastructure initiatives. General and administrative expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 10.0%, compared to 8.4% for the Second Quarter of Fiscal 2013. General and administrative expense as a percentage of revenue for the First Half of Fiscal 2014 was 9.4%, compared to 8.1% for the First Half of Fiscal 2013.

Research and Development Expense
Research and development expense in the Second Quarter of Fiscal 2014 was $5.1 million, an increase of $0.9 million, or 21.4%, compared to $4.2 million for the Second Quarter of Fiscal 2013. Research and development expense in the First Half of Fiscal 2014 was $9.3 million, an increase of $1.3 million, or 16.3%, compared to $8.0 million for the First Half of Fiscal 2013. Both increases were primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 4.6%, compared to 3.7% for the Second Quarter of Fiscal 2013. Research and development expense as a percentage of revenue for the First Half of Fiscal 2014 was 4.1%, compared to 3.4% for the First Half of Fiscal 2013.

Income from Operations
Income from operations in the Second Quarter of Fiscal 2014 was $7.7 million, a decrease of $4.3 million, or 35.8%, compared to $12.0 million for the Second Quarter of Fiscal 2013. Excluding the previously mentioned severance and related costs of $0.6 million, income from operations decreased 30.8%, driven by a $4.1 million increase in operating expenses, partially offset by higher gross profit. Operating income as a percentage of revenue for the Second Quarter of Fiscal 2014 was 6.9%, compared to 10.5% for the Second Quarter of Fiscal 2013.

Income from operations in the First Half of Fiscal 2014 was $17.6 million, a decrease of $10.8 million, or 38.0%, compared to $28.4 million for the First Half of Fiscal 2013. Excluding the previously mentioned severance and related costs of $4.8 million, income from operations decreased 21.1%, driven by decreased gross profit as well as a $5.0 million increase in operating expenses. Operating income as a percentage of revenue for the First Half of Fiscal 2014 was 7.8%, compared to 12.1% for the First Half of Fiscal 2013.

Sensors Segment

Orders and Backlog

The following is a comparison of Second Quarter and First Half of Fiscal 2014 and Second Quarter and First Half of Fiscal 2013 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 29, 2014			Three Fiscal Months Ended March 30, 2013	Six Fiscal Months Ended March 29, 2014			Six Fiscal Months Ended March 30, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation

Orders	$28.8	$4.7	$0.1	$24.0	$54.6	$8.3	$(0.3)	$46.6

Orders
Orders in the Second Quarter of Fiscal 2014 totaled $28.8 million, an increase of $4.8 million, or 20.0%, compared to orders of $24.0 million for the Second Quarter of Fiscal 2013. The industrial and mobile hydraulic markets were up 13.3% and 56.8%, respectively, driven by strong demand in all geographic regions. We continued to see broad-based increases in demand across multiple markets, and growth was achieved from both new and existing customers. Sensors accounted for 17.6% of total Company orders, compared to 17.4% for the Second Quarter of Fiscal 2013.

Orders in the First Half of Fiscal 2014 totaled $54.6 million, an increase of $8.0 million, or 17.2%, including an estimated 0.6% unfavorable impact of currency translation, compared to orders of $46.6 million for the First Half of Fiscal 2013. The industrial and mobile hydraulic markets were up 14.5% and 31.1%, respectively, driven by strong demand in all geographic regions. Sensors accounted for 18.1% of total Company orders, compared to 16.8% for the First Half of Fiscal 2013.

Backlog
Backlog of undelivered orders at the end of the second quarter was $18.6 million, an increase of 26.5% compared to backlog of $14.7 million at the end of the Second Quarter of Fiscal 2013.

Results of Operations

The following is a comparison of Second Quarter and First Half of Fiscal 2014 to Second Quarter and First Half of Fiscal 2013 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended March 29, 2014			Three Fiscal Months Ended March 30, 2013	Six Fiscal Months Ended March 29, 2014			Six Fiscal Months Ended March 30, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation

Revenue	$26.4	$3.4	$—	$23.0	$51.4	$7.5	$(0.6)	$44.5
Cost of sales	12.2	1.8	—	10.4	23.3	3.5	(0.2)	20.0
Gross profit	14.2	1.6	—	12.6	28.1	4.0	(0.4)	24.5
	53.8%			54.8%	54.8%			55.1%
Operating expenses:
Selling and marketing	5.0	1.0	—	4.0	9.9	1.9	(0.2)	8.2
General administrative	2.9	(0.7)	—	3.6	6.1	(0.3)	—	6.4
Research and development	1.7	0.3	—	1.4	3.2	0.5	0.1	2.6
Total operating expenses	9.6	0.6	—	9.0	19.2	2.1	(0.1)	17.2

Income from operations	$4.6	$1.0	$—	$3.6	$8.9	$1.9	$(0.3)	$7.3

Revenue
Revenue in the Second Quarter of Fiscal 2014 was $26.4 million, an increase of $3.4 million, or 14.8%, compared to revenue of $23.0 million for the Second Quarter of Fiscal 2013. Revenue in the First Half of Fiscal 2014 was $51.4 million, an increase of $6.9 million, or 15.5%, compared to revenue of $44.5 million for the First Half of Fiscal 2013, including an estimated $0.6 million unfavorable impact of currency translation. Both increases were primarily driven by higher beginning backlog and increased order volume.

Gross Profit
Gross profit in the Second Quarter of Fiscal 2014 was $14.2 million on higher volume, an increase of $1.6 million, or 12.7%, compared to $12.6 million for the Second Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 53.8%, a decrease of 1.0 percentage points from 54.8% for the Second Quarter of Fiscal 2013. Gross profit in the First Half of Fiscal 2014 was $28.1 million on higher volume, an increase of $3.6 million, or 14.7%, compared to $24.5 million for the First Half of Fiscal 2013. Gross profit as a percentage of revenue was 54.8%, a decrease of 0.3 percentage points from 55.1% for the First Half of Fiscal 2013. The lower gross margin rates were driven by significant sales improvement in certain industrial and mobile hydraulic markets that have a lower margin rate.

Selling and Marketing Expense
Selling and marketing expense in the Second Quarter of Fiscal 2014 was $5.0 million, an increase of $1.0 million, or 25.0%, compared to $4.0 million for the Second Quarter of Fiscal 2013. Selling and marketing expense in the First Half of Fiscal 2014 was $9.9 million, an increase of $1.7 million, or 20.7%, compared to $8.2 million for the First Half of Fiscal 2013. Both increases were primarily due to higher compensation and benefits driven by increased headcount to support future sales growth. Selling and marketing expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 18.9%, compared to 17.4% for the Second Quarter of Fiscal 2013. Selling and marketing expense as a percentage of revenue for the First Half of Fiscal 2014 was 19.3%, compared to 18.4% for the First Half of Fiscal 2013.

General and Administrative Expense
General and administrative expense in the Second Quarter of Fiscal 2014 was $2.9 million, a decrease of $0.7 million, or 19.4%, compared to $3.6 million for the Second Quarter of Fiscal 2013. General and administrative expense in the First Half of Fiscal 2014 was $6.1 million, a decrease of $0.3 million, or 4.7%, compared to $6.4 million for the First Half of Fiscal 2013. Both decreases were primarily driven by expenses recognized in the Second Quarter of Fiscal 2013 related to a senior management transition. General and administrative expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 11.0%, compared to 15.7% for the Second Quarter of Fiscal 2013. General and administrative expense as a percentage of revenue for the First Half of Fiscal 2014 was 11.9%, compared to 14.4% for the First Half of Fiscal 2013.

Research and Development Expense
Research and development expense in the Second Quarter of Fiscal 2014 was $1.7 million, an increase of $0.3 million, or 21.4%, compared to $1.4 million for the Second Quarter of Fiscal 2013. Research and development expense in the First Half of Fiscal 2014 was $3.2 million, an increase of $0.6 million, or 23.1%, compared to $2.6 million for the First Half of Fiscal 2013. Both increases were primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue for the Second Quarter of Fiscal 2014 was 6.4%, compared to 6.1% for the Second Quarter of Fiscal 2013. Research and development expense as a percentage of revenue for the First Half of Fiscal 2014 was 6.2%, compared to 5.8% for the First Half of Fiscal 2013.

Income from Operations
Income from operations in the Second Quarter of Fiscal 2014 was $4.6 million, an increase of $1.0 million, or 27.8%, compared to income from operations of $3.6 million for the Second Quarter of Fiscal 2013. Income from operations in the First Half of Fiscal 2014 was $8.9 million, an increase of $1.6 million, or 21.9%, compared to income from operations of $7.3 million for the First Half of Fiscal 2013. Both increases were driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue for the Second Quarter of Fiscal 2014 was 17.4%, compared to 15.7% for the Second Quarter of Fiscal 2013. Operating income as a percentage of revenue for the First Half of Fiscal 2014 was 17.3%, compared to 16.4% for the First Half of Fiscal 2013.

Capital Resources and Liquidity

We had cash and cash equivalents of $43.7 million at the end of the Second Quarter of Fiscal 2014. Of this amount, $6.1 million was located in North America, $20.6 million in Europe, and $17.0 million in Asia. Of the $40.4 million of cash located outside of the U.S., approximately $27.1 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. At the end of the Second Quarter of Fiscal 2014, we held no short-term investments.

Total cash and cash equivalents decreased $4.6 million in the First Half of Fiscal 2014, primarily due to purchases of our common stock, investment in property and equipment, dividend payments, and increased working capital requirements, partially offset by earnings and proceeds received from short-term borrowings. Total cash and cash equivalents decreased $33.2 million in the First Half of Fiscal 2013, primarily due to increased working capital requirements, investment in property and equipment, and dividend payments, partially offset by earnings.

Cash flows from operating activities provided cash totaling $24.1 million for the First Half of Fiscal 2014, compared to the use of cash totaling $15.5 million for the First Half of Fiscal 2013. Cash provided for the First Half of Fiscal 2014 was primarily due to earnings and $5.0 million increased advanced payments received from customers driven by the mix of orders in the quarter, partially offset by $5.2 million increased accounts and unbilled receivables resulting from general timing of billing and collections, $1.3 million decreased accounts payable resulting from general timing of purchases and payments, and $1.1 million increased inventories to support future revenue.

Cash used for the First Half of Fiscal 2013 was primarily due to $29.2 million increased accounts and unbilled receivables resulting from general timing of billing and collections, $7.1 million increased inventories to support future revenue, $4.8 million decreased accounts payable resulting from general timing of purchases and payments, $2.4 million decreased advance payments received from customers driven by the timing of orders, and $3.4 million net employee incentives and related benefit payments.

Cash flows from investing activities required the use of cash totaling $10.5 million for the First Half of Fiscal 2014, compared to the use of cash totaling $14.4 million for the First Half of Fiscal 2013, each of which reflects investment in property and equipment. The decrease was driven by a lower level of investment in various growth and productivity initiatives.

Cash flows from financing activities used cash totaling $18.2 million for the First Half of Fiscal 2014, compared to the cash used totaling $1.0 million for the First Half of Fiscal 2013. The cash used for the First Half of Fiscal 2014 was primarily due to the use of $23.3 million to purchase approximately 339,600 shares of our common stock, as well as dividend payments of $9.2 million, partially offset by $10.0 million proceeds from short-term borrowings, and $3.4 million received in connection with stock option exercises. The cash used for the First Half of Fiscal 2013 was primarily due to cash dividend payments totaling $9.6 million, partially offset by $5.0 million proceeds from short-term borrowings, and $3.4 million received in connection with stock option exercises.

Under the terms of our borrowing agreements, we have agreed to certain financial covenants. At the end of the Second Quarter of Fiscal 2014, we were in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of March 29, 2014, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with GAAP, and GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position, may require the application of a higher level of judgment by us, and as a result, are subject to an inherent degree of uncertainty. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for Fiscal Year 2013.

Revenue Recognition: We are required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. The most significant area of judgment and estimation is percentage of completion contract accounting. We develop cost estimates that include materials, component parts, labor and overhead costs. Detailed cost plans are developed for all aspects of the contracts during the bidding phase of the contract. Cost estimates are largely based on actual historical performance of similar projects combined with current knowledge of the projects in progress. Significant factors that impact the cost estimates include technical risk, inflationary cost of materials and labor, changes in scope and schedule, and internal and subcontractor performance. Actual costs incurred during the project phase are monitored and compared to the estimates on a monthly basis. Cost estimates are revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident.

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

We have three reporting units, two of which are assigned goodwill. At March 29, 2014, one reporting unit was assigned $14.9 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At September 28, 2013, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.9 million of goodwill exceeded its carrying value by approximately 25%. While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit that could result in the recognition of a goodwill impairment charge.

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

Warranty Obligations: We are subject to warranty obligations on sales of our products. We record general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve months. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. A certain amount of judgment is required in determining appropriate reserve levels for anticipated warranty claims. While these reserve levels are based on historical warranty experience, they may not reflect the actual claims that will occur over the upcoming warranty period, and additional warranty reserves may be required.

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

•	The changes we are making in our Test segment processes and operating systems may not deliver the results we require for growth of the business
•	Our business operations may be affected by government contracting risks
•

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

•	We may be required to recognize impairment charges for long-lived assets
•	Volatility in the global economy could adversely affect results
•	Our business is subject to strong competition
•	We are subject to risks because we design and manufacture first-of-kind products
•	We may experience difficulties obtaining the services of skilled employees
•	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others
•	Our business could be adversely affected by product liability claims and commercial litigation
•	We may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase
•	Government regulation imposes significant costs and other constraints
•	The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
•	Our customers are in cyclical industries and a downturn in those industries could adversely affect results
•	We will need to begin disclosing our use of “conflict minerals,” which will impose costs on us and could raise reputational and other risks that could adversely affect results
•	Interest rate fluctuations could adversely affect results

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risks with caution and form your own critical and independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and Forms 8-K to be filed by the Company in Fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio at March 29, 2014 included $43.7 million of cash and cash equivalents. The cash equivalent portion of our investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the six fiscal months ended March 29, 2014.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $13.0 million in revenue for the six fiscal months ended March 29, 2014.

At March 29, 2014, our short-term borrowings outstanding consisted of $45.0 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical 1 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $0.2 million in interest expense for the six fiscal months ended March 29, 2014.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2014, our disclosure controls and procedures were effective.

There were no changes that occurred during the fiscal quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1. Legal Proceedings

Investigative Matters
As previously reported by us with disclosures starting in March 2012, we investigated certain gift, travel, entertainment and other expenses incurred in connection with some of our operations in the Asia Pacific region. This investigation focused on possible violations of our policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and we took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our Korea office. We voluntarily disclosed this matter to the Department of Justice and the SEC (the “Agencies”). We presented the results of our investigation and our corrective actions to representatives of the Agencies on January 16, 2013. We are now investigating certain business practices in China. This ongoing investigation has a similar focus to the prior investigation as described above. The investigation is still in process; however, we have taken certain initial remedial actions, including changes to internal control procedures. We are in regular communication with the Agencies regarding this investigation. We cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on our business prospects, financial condition, operating results or cash flows.

Litigation
We are subject to various claims, legal actions, and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of March 29, 2014 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2014 - February 1, 2014	64,484	$71.41	64,484	1,349,736
February 2 2014 - March 1, 2014	53,860	$71.32	53,860	1,295,876
March 2, 2014 - March 29, 2014	54,293	$71.44	54,293	1,241,583

Total	172,637	$71.39	172,637

We purchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the First Half of Fiscal 2014, our share purchases were executed under a 2.0 million share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 6. Exhibits

Exhibit Number	Description

10.1	Letter Agreement, dated January 22, 2014, by and between the Company and Michael B. Jost, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101.INS **	XBRL Instance Document (furnished herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

MTS SYSTEMS CORPORATION

Dated: May 5, 2014	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer *

* Executing as both the principal financial officer and a duly authorized officer of the Company.