Form 10-Q
period 2014-06-28
MTS SYSTEMS CORP
filed 2014-08-04
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2014 was 15,138,290 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE FISCAL MONTHS ENDED JUNE 28, 2014

INDEX

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	June 28, 2014	September 28, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$56,605	$48,333
Accounts receivable, net of allowances for doubtful accounts of $2,451 and $1,998, respectively	111,138	102,860
Unbilled accounts receivable	68,231	75,988
Inventories	82,222	77,989
Prepaid expenses and other current assets	13,480	12,837
Deferred income taxes	11,935	11,256
Total current assets	343,611	329,263

Property and equipment, net	83,070	78,399
Goodwill	33,289	16,624
Other intangible assets, net	16,716	19,656
Other assets	3,206	4,539
Deferred income taxes	2,937	2,796
Total Assets	$482,829	$451,277

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$65,000	$35,000
Accounts payable	25,146	29,816
Accrued payroll and related costs	32,075	33,528
Advance payments from customers	51,031	44,929
Accrued warranty costs	5,164	4,694
Accrued income taxes	2,391	3,350
Deferred income taxes	3,073	3,037
Other accrued liabilities	22,386	19,809
Total current liabilities	206,266	174,163

Deferred income taxes	8,013	8,011
Non-current accrued income taxes	5,394	4,311
Defined benefit pension plan obligation	3,036	4,434
Other long-term liabilities	7,239	3,821
Total Liabilities	229,948	194,740

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,080 and 15,408 shares issued and outstanding as of June 28, 2014 and September 28, 2013, respectively	3,770	3,852
Retained earnings	236,016	240,348
Accumulated other comprehensive income	13,095	12,337
Total Shareholders’ Investment	252,881	256,537
Total Liabilities and Shareholders’ Investment	$482,829	$451,277

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Product	$126,829	$118,396	$364,669	$362,810
Service	18,642	16,663	56,555	51,834
Total revenue	145,471	135,059	421,224	414,644
Cost of sales:
Product	76,605	70,511	220,610	220,030
Service	11,171	9,952	32,846	29,511
Total cost of sales	87,776	80,463	253,456	249,541
Gross profit	57,695	54,596	167,768	165,103

Operating expenses:
Selling and marketing	22,644	20,337	66,538	59,035
General and administrative	11,384	11,620	38,568	37,109
Research and development	6,269	6,211	18,763	16,851
Total operating expenses	40,297	38,168	123,869	112,995

Income from operations	17,398	16,428	43,899	52,108

Interest expense, net	(146)	(50)	(511)	(194)
Other (expense) income, net	(59)	405	(562)	(97)

Income before income taxes	17,193	16,783	42,826	51,817
Provision for income taxes	3,049	5,236	11,758	15,426
Net income	$14,144	$11,547	$31,068	$36,391

Earnings per share:
Basic-
Earnings per share	$0.94	$0.73	$2.04	$2.32
Weighted average number of common shares outstanding - basic	15,117	15,733	15,238	15,708

Diluted-
Earnings per share	$0.92	$0.72	$2.01	$2.29
Weighted average number of common shares outstanding - diluted	15,294	15,945	15,422	15,906

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$14,144	$11,547	$31,068	$36,391
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	173	1,070	104	(2,313)
Derivative instruments:
Unrealized net (loss) gain	(94)	32	(188)	2,271
Net loss (gain) reclassified to earnings	28	(107)	(390)	(587)
Defined benefit pension plan:
Unrealized net gain (loss)	629	(150)	1,050	(120)
Net loss reclassified to earnings	81	90	244	271
Currency exchange rate change	13	(104)	(62)	(58)
Other comprehensive income (loss)	830	831	758	(536)
Comprehensive income	$14,974	$12,378	$31,826	$35,855

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$31,068	$36,391
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,086	3,105
Excess tax benefits for stock-based compensation	(1,010)	(823)
Net periodic pension benefit cost	836	963
Depreciation and amortization	13,883	12,008
Deferred income taxes	(829)	784
Bad debt provision (recovery)	502	(155)

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	(663)	(18,974)
Inventories	(2,729)	(11,733)
Prepaid expenses	(657)	(639)
Accounts payable	(5,068)	(5,512)
Accrued payroll and related costs	1,436	843
Advance payments from customers	5,131	(11,928)
Accrued warranty costs	449	1,137
Other assets and liabilities	2,571	(3,610)
Net cash provided by operating activities	49,006	1,857

Cash flows from investing activities:
Purchases of property and equipment	(16,004)	(23,216)
Purchase of business, net of acquired cash	(14,668)	—
Net cash used in investing activities	(30,672)	(23,216)

Cash flows from financing activities:
Receipts under short-term borrowings	30,000	9,708
Payments under short-term borrowings	(448)	—
Excess tax benefits from stock-based compensation	1,010	823
Cash dividends	(13,714)	(14,405)
Proceeds from exercise of stock options and employee stock purchase plan	3,616	4,251
Payments to purchase and retire common stock	(30,756)	(2,698)
Net cash used in financing activities	(10,292)	(2,321)

Effect of exchange rate on changes in cash	230	(2,604)

Net Increase (Decrease) in cash and cash equivalents	8,272	(26,284)

Cash and cash equivalents, at beginning of period	48,333	79,852
Cash and cash equivalents, at end of period	$56,605	$53,568

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$388	$85
Income taxes	$12,821	$18,470
Non-cash financing activities:
Accrued contingent consideration	$2,000	$—
Dividends declared not yet paid	$4,530	$4,607

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and GAAP requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013 filed with the SEC. Interim results of operations for the three and nine fiscal months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Elements of an arrangement that do not separately fall within the scope of the percentage-of-completion method (e.g., training and post-contract software maintenance and support) are recognized as the service is provided in amounts determined based on VSOE, or in the absence of VSOE, the Company’s best estimate of the selling price.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market, determined under the first-in, first-out accounting method. Inventories at June 28, 2014 and September 28, 2013 were as follows:

	June 28, 2014	September 28, 2013
	(expressed in thousands)
Customer projects in various stages of completion	$19,910	$19,194
Components, assemblies and parts	62,312	58,795
Total	$82,222	$77,989

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. Amortization expense for software development costs for each of the three fiscal months ended June 28, 2014 and June 29, 2013 was $0.7 million. Amortization expense for software development costs for each of the nine fiscal months ended June 28, 2014 and June 29, 2013 was $2.1 million. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. In general, under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(expressed in thousands)
Beginning balance	$5,120	$4,438	$4,694	$3,984
Warranty provisions	1,335	2,236	5,299	5,382
Warranty claims	(1,672)	(1,569)	(5,065)	(4,395)
Adjustments to preexisting warranties	382	—	220	151
Currency translation	(1)	27	16	10
Ending balance	$5,164	$5,132	$5,164	$5,132

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

Derivative Financial Instruments. The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as changes in interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both June 28, 2014 and June 29, 2013, the Company did not have any foreign exchange contracts with credit-risk related contingent features. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on derivatives and hedging activities.

2. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011011”), which requires an entity to disclose information about derivatives subject to enforceable master netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. Subsequently, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies the instruments and transactions that are subject ot the offsetting disclosure requirements established by ASU 2011-11. The Company adopted ASU 2011-11 and ASU 2013-01 during the first quarter of fiscal year 2014, and the presentation and disclosure requirements were applied retrospectively. Other than the enhanced disclosures, the adoption of these pronouncements did not impact the Company’s financial position, results of operations or cash flows.

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

4. Capital Assets

Property and Equipment
Property and equipment at June 28, 2014 and September 28, 2013 consists of the following:

	June 28, 2014	September 28, 2013
	(expressed in thousands)
Land and improvements	$1,713	$1,713
Buildings and improvements	54,956	54,823
Machinery and equipment	151,008	145,785
Total	207,677	202,321
Less accumulated depreciation	(124,607)	(123,922)
Property and equipment, net	$83,070	$78,399

Goodwill

Goodwill at June 28, 2014 and September 28, 2013 was $33.3 million and $16.6 million, respectively. The change in goodwill during the nine fiscal months ended June 28, 2014 was $16.9 million as a result of the Roehrig Engineering, Inc. (“REI”) acquisition, partially offset by currency translation. Refer to footnote 14 for details regarding this acquisition.

Other Intangible Assets
Other intangible assets at June 28, 2014 and September 28, 2013 consist of the following:

	June 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,859	$(10,954)	$4,905	5.7
Patents	10,184	(4,179)	6,005	15.3
Trademarks and trade names	6,080	(1,384)	4,696	30.2
Land-use rights	1,254	(144)	1,110	47.8
Total	$33,377	$(16,661)	$16,716	14.3

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(8,885)	$6,975	5.7
Patents	10,308	(3,676)	6,632	15.3
Trademarks and trade names	6,149	(1,244)	4,905	30.2
Land-use rights	1,270	(126)	1,144	47.8
Total	$33,587	$(13,931)	$19,656	14.3

Amortization expense recognized during each of the three fiscal months ended June 28, 2014 and June 29, 2013 was $0.9 million. Amortization expense recognized during each of the nine fiscal months ended June 28, 2014 and June 29, 2013 was $2.8 million.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.3 million and less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the three fiscal months ended June 28, 2014 and June 29, 2013, respectively. Stock options to acquire 0.3 million and less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for the nine fiscal months ended June 28, 2014 and June 29, 2013, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(expressed in thousands, except per share data)

Net income	$14,144	$11,547	$31,068	$36,391

Weighted average common shares outstanding	15,117	15,733	15,238	15,708
Dilutive potential common shares	177	212	184	198
Total diluted weighted shares outstanding	15,294	15,945	15,422	15,906

Earnings per share:
Basic	$0.94	$0.73	$2.04	$2.32
Diluted	$0.92	$0.72	$2.01	$2.29

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

Financial information by reportable segment for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(expressed in thousands)

Revenue by Segment:
Test	$118,194	$110,378	$342,602	$345,424
Sensors	27,277	24,681	78,622	69,220
Total revenue	$145,471	$135,059	$421,224	$414,644

Income from Operations by Segment:
Test	$11,769	$10,878	$29,351	$39,275
Sensors	5,629	5,550	14,548	12,833
Total income from operations	$17,398	$16,428	$43,899	$52,108

7. Derivative Instruments and Hedging Activities

The Company uses foreign currency derivatives to hedge against foreign currency exchange risk. Some derivatives are designated as cash flow hedges and qualify as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815; others are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the June 28, 2014 and September 28, 2013 Consolidated Balance Sheets as follows:

	June 28, 2014
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$174	$322
Total designated hedge derivatives	174	322

Derivatives not designated as hedges:
Balance sheet derivatives	—	72
Total hedge and other derivatives	$174	$394

	September 28, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$1,091	$1,307
Total designated hedge derivatives	1,091	1,307

Derivatives not designated as hedges:
Balance sheet derivatives	—	167
Total hedge and other derivatives	$1,091	$1,474

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the June 28, 2014 and September 28, 2013 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

June 28, 2014
Assets						Liabilities
Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet
Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$174	$—	$174	$(171)	$—	$3	$322	$—	$322	$(171)	$—	$151

September 28, 2013
Assets						Liabilities
Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet
Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$1,091	$—	$1,091	$(502)	$—	$589	$1,307	$—	$1,307	$(502)	$—	$805

(1)	Net fair value of foreign exchange cash flow hedge assets that could have been reported in the Consolidated Balance Sheet.
(2)	Net fair value of foreign exchange cash flow liabilities that could have been reported in the Consolidated Balance Sheet.

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

At June 28, 2014 and June 29, 2013, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $49.4 million and $49.8 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $38.9 million and $41.5 million at June 28, 2014 and June 29, 2013, respectively.

At June 28, 2014, the net market value of the foreign currency exchange contracts was a net liability of $0.1 million, consisting of $0.3 million in liabilities and $0.2 million in assets. At June 29, 2013, the net market value of the foreign currency exchange contracts was a net asset of $1.6 million, consisting of $1.8 million in assets and $0.2 million in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and nine fiscal months ended June 28, 2014 and June 29, 2013, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(expressed in thousands)
Beginning unrealized net (loss) gain in AOCI	$(55)	$2,138	$754	$(648)
Net loss (gain) reclassified into Revenue (effective portion)	46	(168)	(614)	(928)
Net (loss) gain recognized in OCI (effective portion)	(148)	50	(297)	3,596
Ending unrealized net (loss) gain in AOCI	$(157)	$2,020	$(157)	$2,020

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine fiscal months ended June 28, 2014 and June 29, 2013. At June 28, 2014 and June 29, 2013, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $0.2 million and a net gain of $2.0 million, respectively. The maximum remaining maturity of any forward or optional contract at June 28, 2014 and June 29, 2013 was 1.2 years and 1.1 years, respectively.

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other (expense) income, net in the Consolidated Statements of Income.

At June 28, 2014 and June 29, 2013, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $97.8 million and $33.9 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at June 28, 2014 and June 29, 2013 was $24.6 million and $6.7 million, respectively. At June 28, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net loss of $0.3 million. At June 29, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of less than $0.1 million.

The net (losses) gains recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(expressed in thousands)
Net loss recognized in Other (expense) income, net	$(30)	$334	$(253)	$62

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of June 28, 2014 and September 28, 2013, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$174	$—	$174
Total assets	$—	$174	$—	$174

Liabilities:
Currency contracts(1)	$—	$394	$—	$394
Total liabilities	$—	$394	$—	$394

	September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$1,091	$—	$1,091
Total assets	$—	$1,091	$—	$1,091

Liabilities:
Currency contracts(1)	$—	$1,474	$—	$1,474
Total liabilities	$—	$1,474	$—	$1,474

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

Income tax expense or benefit allocated to each component of Other Comprehensive Income for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 was as follows:

	June 28, 2014
	Three Fiscal Months Ended			Nine Fiscal Months Ended
	Pretax Amount	Tax Expense	Net of Tax Amount	Pretax Amount	Tax Expense	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$173	$—	$173	$104	$—	$104
Derivative instruments:
Unrealized net (loss) gain	(148)	54	(94)	(297)	109	(188)
Net loss (gain) reclassified to earnings	46	(18)	28	(614)	224	(390)
Defined benefit pension plan:
Unrealized net gain (loss)	900	(271)	629	1,503	(453)	1,050
Net loss (gain) reclassified to earnings	117	(36)	81	350	(106)	244
Currency exchange rate change	13	—	13	(62)	—	(62)
Other comprehensive income (loss)	$1,101	$(271)	$830	$984	$(226)	$758

	June 29, 2013
	Three Fiscal Months Ended			Nine Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$1,070	$—	$1,070	$(2,313)	$—	$(2,313)
Derivative instruments:
Unrealized net gain (loss)	50	(18)	32	3,596	(1,325)	2,271
Net (gain) loss reclassified to earnings	(168)	61	(107)	(928)	341	(587)
Defined benefit pension plan:
Unrealized net (loss) gain	(215)	65	(150)	(172)	52	(120)
Net loss (gain) reclassified to earnings	129	(39)	90	389	(118)	271
Currency exchange rate change	(104)	—	(104)	(58)	—	(58)
Other comprehensive income (loss)	$762	$69	$831	$514	$(1,050)	$(536)

The changes in the net-of-tax balances of each component of AOCI during the three and nine fiscal months ended June 28, 2014 and June 29, 2013 were as follows:

	June 28, 2014
	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$17,250	$(35)	$(4,950)	$12,265	$17,319	$477	$(5,459)	$12,337
Other comprehensive income (loss) before reclassifications	173	(94)	642	721	104	(188)	988	904
Amounts reclassified to earnings	—	28	81	109	—	(390)	244	(146)
Other comprehensive income (loss)	173	(66)	723	830	104	(578)	1,232	758
Ending balance	$17,423	$(101)	$(4,227)	$13,095	$17,423	$(101)	$(4,227)	$13,095

	June 29, 2013
	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$13,351	$1,351	$(5,168)	$9,534	$16,734	$(408)	$(5,425)	$10,901
Other comprehensive income (loss) before reclassifications	1,070	32	(254)	848	(2,313)	2,271	(178)	(220)
Amounts reclassified to earnings	—	(107)	90	(17)	—	(587)	271	(316)
Other comprehensive income (loss)	1,070	(75)	(164)	831	(2,313)	1,684	93	(536)
Ending balance	$14,421	$1,276	$(5,332)	$10,365	$14,421	$1,276	$(5,332)	$10,365

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$(46)	$168	$614	$928	Revenue
Total net (losses) gains included in income before income taxes	(46)	168	614	928
Income tax benefit (expense)	18	(61)	(224)	(341)
Total net gains included in net income	(28)	107	390	587

Defined benefit pension plan:
Actuarial losses	(58)	(43)	(191)	(128)	Cost of sales
Actuarial losses	(37)	(38)	(99)	(116)	Selling and marketing
Actuarial losses	(22)	(48)	(60)	(145)	General and administrative
Total losses included in income before income taxes	(117)	(129)	(350)	(389)
Income tax benefit	36	39	106	118
Total net losses included in net income	(81)	(90)	(244)	(271)

Total net-of-tax reclassifications out of accumulated other comprehensive income included in net income	$(109)	$17	$146	$316

10. Financing

Short-term borrowings at June 28, 2014 and September 28, 2013 consist of the following:

	June 28, 2014	September 28, 2013
	(expressed in thousands)
Bank line of credit, variable rate loan maturing July 2014, with optional month-to-month term renewal and loan repricing until September 2017	$65,000	$35,000

Total short-term borrowings	$65,000	$35,000

The Company’s credit facility provides for up to $100 million for working capital financing, permitted acquisitions, share purchases, or other general corporate purposes and expires in September 2017. At June 28, 2014 and September 28, 2013, outstanding borrowings under the credit facility were $65.0 million and $35.0 million, respectively. At June 28, 2014, the interest rate applicable to variable rate credit facility borrowings was 1.035%. At September 28, 2013, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.065%. The variable interest rate at each date was the monthly U.S. LIBOR plus 87.5 basis points. At June 28, 2014, based upon the Company’s intention and ability to repay the entire balance within the next twelve fiscal months, the outstanding borrowings on the swing line loan are classified as short-term. At June 28, 2014, the Company had outstanding letters of credit drawn from the credit facility totaling $9.7 million, leaving $25.3 million of unused borrowing capacity. At September 28, 2013, the Company had outstanding letters of credit drawn from the credit facility totaling $14.3 million, leaving $50.7 million of unused borrowing capacity.

11. Income Taxes

As of June 28, 2014, the Company’s liability for unrecognized tax benefits was $5.4 million, of which $3.7 million would favorably affect the Company’s effective tax rate if recognized. As of September 28, 2013, the Company’s liability for unrecognized tax benefits was $4.3 million, of which $2.7 million would favorably affect the Company’s effective tax rate if recognized. The Internal Revenue Service (“IRS”) is currently auditing the Company’s fiscal tax years ending October 1, 2011 and September 29, 2012. As of June 28, 2014, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved. The Company believes that it is reasonably possible that its liability for unrecognized tax positions may change upon conclusion of the IRS audit. However, an estimate of the amount or range of the change cannot be made at this time.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

During the three and nine fiscal months ended June 28, 2014, as a result of the productivity improvements in Test segment business processes gained through investments in infrastructure and technology, the Company initiated workforce reduction actions. These actions resulted in terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. Certain of the termination actions were executed under early retirement plan arrangements which provide, among other benefits, special termination benefits involving the Company’s funding of the defined benefit pension plan for future service periods in effect throughout the contractual term of each early retirement arrangement. During the three and nine fiscal months ended June 28, 2014, effective with the date these early retirement agreements were finalized, cost adjustments associated with the special termination benefits amounts were recognized. During the nine fiscal months ended June 28, 2014, the Company recognized costs associated with these special termination benefits of less than $0.1 million. The special termination benefits are expected to be paid directly from the Company’s assets throughout the contractual terms of the arrangements, the lengths of which range from approximately 4.9 to 6.0 years. See Note 13 in Condensed Notes to Consolidated Financial Statements for additional information regarding the Company’s cost reduction actions that were initiated during the three and nine fiscal months ended June 28, 2014.

The cost for the plan for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 included the following components:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(expressed in thousands)
Service cost	$203	$172	$604	$516
Interest cost	211	190	630	574
Expected return on plan assets	(259)	(171)	(774)	(516)
Net amortization and deferral	117	129	350	389
Special termination benefits	(56)	—	26	—
Net periodic benefit cost	$216	$320	$836	$963

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for the three and nine fiscal months ended June 28, 2014 and June 29, 2013 was 5.5% and 5.2%, respectively.

13. Severance and Related Costs

During the first quarter of fiscal year 2014, the Company announced that it expects to realize productivity improvements in Test segment business processes gained through investments in infrastructure and IT technology. Associated with these savings, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe during the three and nine fiscal months ended June 28, 2014. As a result of these cost reduction actions, the Company incurred severance and related costs of $1.5 million and $6.3 million during the three and nine fiscal months ended June 28, 2014, respectively, and $4.8 million of the severance cost was unpaid as of June 28, 2014.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statements of Income for the three and nine fiscal months ended June 28, 2014:

	Three Fiscal Months Ended June 28, 2014	Nine Fiscal Months Ended June 28, 2014
	(expressed in thousands)
Cost of sales	$550	$3,507
Selling and marketing	866	1,805
General and administrative	76	1,024
Total severance and related costs	$1,492	$6,336

The following table summarizes the severance and related costs included in the Company’s June 28, 2014 Consolidated Balance Sheet:

June 28, 2014
(expressed in thousands)
Accrued payroll and related costs	$3,015
Other accrued liabilities	19
Defined benefit pension plan obligation	27
Other long-term liabilities	1,783
Total severance and related costs	$4,844

14. Business Acquisition

On June 17, 2014, the Company acquired Roehrig Engineering, Inc. (“REI”) for a total estimated purchase price of $16.7 million. REI is a leader in testing systems utilizing electric and electromagnetic actuation technology and is based in Lexington, North Carolina. The acquisition is part of the Company’s continued investment to expand the Company’s technology base and supplement its organic growth initiatives.

The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s Consolidated Statements of Income as of and since June 17, 2014, the date of acquisition, and are reported in the Company’s Test segment. The acquisition of REI’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.

The purchase price of REI consists of the following:

(expressed in thousands):	Amount
Cash paid at closing, net of acquired cash	$14,668
Estimated contingent consideration	2,000
Total purchase price, net of acquired cash	$16,668

The purchase price for REI includes cash consideration of $14.7 million funded from our existing credit facility and an earn-out-based contingent consideration of up to a maximum of $2.0 million based on customer orders obtained by REI during the calendar years of 2014 and 2015. Of the $14.7 million paid, $2.0 million is held in escrow until certain conditions of the escrow agreement are fulfilled. The escrow will be settled by no later than June 30, 2017. Costs associated with the acquisition of REI were not significant and were expensed as incurred.

Upon acquisition, the Company recorded a contingent consideration obligation of $2.0 million representing the Company’s best estimate of the future potential earn-out that could be paid under the purchase agreement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within the Company’s Consolidated Statements of Income.

The purchase price of REI has been preliminarily allocated and exceeds the net of the acquisition-date amount of the identifiable assets acquired and the liabilities assumed by $16.9 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net liabilities. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g. assembled workforce) of immaterial value in addition to a going-concern element that represents the Company’s ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill which is not expected to be deductible for income tax purposes.

The following table summarizes the preliminary provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(expressed in thousands):	Amount
Accounts receivable and inventory	$1,442
Machinery and equipment	477
Current liabilities	(2,136)
Net liabilities acquired	(217)
Goodwill	16,885
Total purchase price	$16,668

As of June 28, 2014 the Company has not completed its fair value determinations for all of the elements of the REI acquisition due to the timing of the closing date and the time required to complete certain valuations. The Company expects to complete the valuation in the fourth quarter of Fiscal 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation

MTS Systems Corporation’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,299 employees at September 28, 2013 and revenue of $569 million for the fiscal year ended September 28, 2013.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

Third Quarter of Fiscal 2014 refers to the three fiscal months ended June 28, 2014; Third Quarter of Fiscal 2013 refers to the three fiscal months ended June 29, 2013; First Nine Fiscal Months of 2014 refers to the nine fiscal months ended June 28, 2014; First Nine Fiscal Months of 2013 refers to the nine fiscal months ended June 29, 2013. Fiscal 2014 refers to the fiscal year ending September 27, 2014. Fiscal 2013 refers to the fiscal year ended September 28, 2013.

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

Our business model supports achieving our $1 billion revenue milestone through both organic growth and strategic acquisitions, assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on our opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We began investing in earnest in both Fiscal years 2012 and 2013, and have continued investing in Fiscal 2014.

Financial Results

Total Company

Orders and Backlog

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 and Third Quarter and First Nine Fiscal Months of 2013 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 28, 2014			Three Fiscal Months Ended June 29, 2013	Nine Fiscal Months Ended June 28, 2014			Nine Fiscal Months Ended June 29, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation
Orders	$149.6	$18.0	$1.3	$130.3	$451.6	$43.7	$0.7	$407.2

Orders
Orders in the Third Quarter of Fiscal 2014 were $149.6 million, an increase of $19.3 million, or 14.8%, compared to $130.3 million for the Third Quarter of Fiscal 2013. The increase is driven by base order growth in both the Test segment (“Test”) and Sensors segment (“Sensors”). Test orders increased 16.5% reflecting product and service order growth of 17.9% and 9.9%, respectively. Product order growth was driven by ground vehicle and structures orders in Asia, while the service order growth was driven by new service contracts. Orders in the Third Quarter of Fiscal 2014 included two large custom Test orders totaling $12.7 million. Orders in the Third Quarter of Fiscal 2013 included one large $6.0 million custom Test order. Excluding the large orders, base orders increased 10.1%, reflecting growth of 10.8% in Test and 7.6% in Sensors.

Orders in the First Nine Fiscal Months of 2014 totaled $451.6 million, an increase of $44.4 million, or 10.9%, compared to $407.2 million for the First Nine Fiscal Months of 2013. The increase is driven by base order growth in both Test and Sensors as well as variability in large orders. Orders in the First Nine Fiscal Months of 2014 included six large custom Test orders totaling $45.6 million. Orders in the First Nine Fiscal Months of 2013 included four large custom Test orders totaling $32.0 million. Excluding the large orders, base orders increased 8.2%, reflecting growth of 6.8% in Test and 14.0% in Sensors.

Backlog
Backlog of undelivered orders at the end of the Third Quarter of Fiscal 2014 was a record of$309.8 million, an increase of 10.1 % compared to $281.5 million at the end of the Third Quarter of Fiscal 2013. The increase in backlog was driven by strong year-over-year order growth, and more than offset the cancellation of a custom order in Test totaling approximately $11.1 million which was cancelled during the Second Quarter of Fiscal 2014. This order was booked in the previous fiscal year. While we are subject to order cancellations, historically, we have not experienced a significant number of order cancellations.

Results of Operations

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 and Third Quarter and First Nine Fiscal Months of 2013 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended			Nine Fiscal Months Ended
	June 28, 2014	June 29, 2013	% Variance	June 28, 2014	June 29, 2013	% Variance
Revenue	$145.5	$135.1	7.7%	$421.2	$414.6	1.6%
Cost of sales	87.8	80.5	9.1%	253.4	249.5	1.6%
Gross profit	57.7	54.6	5.7%	167.8	165.1	1.6%
Gross margin	39.7%	40.4%		39.8%	39.8%

Operating expenses:
Selling and marketing	22.6	20.3	11.3%	66.5	59.0	12.7%
General administrative	11.4	11.6	-1.7%	38.6	37.1	4.0%
Research and development	6.3	6.3	0.0%	18.8	16.9	11.2%
Total operating expenses	40.3	38.2	5.5%	123.9	113.0	9.6%

Income from operations	17.4	16.4	6.1%	43.9	52.1	-15.7%

Interest expense, net	(0.1)	—	NM	(0.5)	(0.2)	150.0%
Other (expense) income, net	(0.1)	0.4	125.0%	(0.6)	(0.1)	500.0%

Income before income taxes	17.2	16.8	2.4%	42.8	51.8	-17.4%
Income tax provision	3.1	5.3	-41.5%	11.7	15.4	-24.0%
Net income	$14.1	$11.5	22.6%	$31.1	$36.4	-14.6%

Diluted earnings per share	$0.92	$0.72	27.8%	$2.01	$2.29	-12.2%

          “NM” represents comparisons that are not meaningful to this analysis.

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 and Third Quarter and First Nine Fiscal Months of 2013 results of operations, separately identifying the impact of currency translation and severance and related costs (in millions):

	Three Fiscal Months Ended June 28, 2014				Three Fiscal Months Ended June 29, 2013	Nine Fiscal Months Ended June 28, 2014				Nine Fiscal Months Ended June 29, 2013

				Severance and Related Costs					Severance and Related Costs
		Estimated					Estimated
		Business Change	Currency Translation				Business Change	Currency Translation
Revenue	$145.5	$8.6	$1.8	$—	$135.1	$421.2	$6.0	$0.6	$—	$414.6
Cost of sales	87.8	5.4	1.3	0.6	80.5	253.4	(0.4)	0.8	3.5	249.5
Gross profit	57.7	3.2	0.5	(0.6)	54.6	167.8	6.4	(0.2)	(3.5)	165.1
	39.7%				40.4%	39.8%		—		39.8%
Operating expenses:
Selling and marketing	22.6	1.2	0.3	0.8	20.3	66.5	5.6	0.1	1.8	59.0
General administrative	11.4	(0.4)	0.1	0.1	11.6	38.6	0.2	0.3	1.0	37.1
Research and development	6.3	—	—	—	6.3	18.8	1.8	0.1	—	16.9
Total operating expenses	40.3	0.8	0.4	0.9	38.2	123.9	7.6	0.5	2.8	113.0

Income from operations	$17.4	$2.4	$0.1	$(1.5)	$16.4	$43.9	$(1.2)	$(0.7)	$(6.3)	$52.1

Revenue
Revenue in the Third Quarter of Fiscal 2014 was $145.5 million, an increase of $10.4 million, or 7.7%, compared to $135.1 million for the Third Quarter of Fiscal 2013. The Test segment contributed $118.0 million in revenue, or 7.1% growth and Sensors segment contributed $27.3 million in revenue, or 10.5% growth as a result of strong third quarter orders in Fiscal 2014 and a higher beginning of period backlog.

Revenue in the First Nine Fiscal Months of 2014 was $421.2 million, an increase of $6.6 million, or 1.6%, compared to $414.6 million for the First Nine Fiscal Months of 2013. The increase was driven by higher beginning of period backlog and increased order volume in Sensors and an estimated $0.6 million favorable impact of currency translation, partially offset by lower beginning of period backlog in Test. Test revenue decreased 0.8% to $342.6 million while Sensors revenue increased 13.6% to $78.6 million.

As previously disclosed, productivity benefits from investments in Test business processes were expected to result in $4 to $5 million of cost savings during Fiscal 2014. The cost savings that began during the Second Quarter of Fiscal 2014 continued during the third quarter and are expected to continue over the last three months of Fiscal 2014 and will be reinvested primarily in the Test business to enable our long-term growth objectives. At the end of the third quarter, cost savings achieved to date were in line with the Company’s expectations. Associated with these savings, we initiated workforce reduction and other cost reduction actions throughout the First Nine Fiscal Months of 2014. As a result of these cost reduction actions, we incurred severance and related costs. During the Third Quarter of Fiscal 2014, we incurred severance and related costs of $1.5 million, of which $0.6 million, $0.8 million, and $0.1 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively. During the First Nine Fiscal Months of 2014, we incurred severance and related costs of $6.3 million, of which $3.5 million, $1.8 million, and $1.0 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

Gross Profit
Gross profit in the Third Quarter of Fiscal 2014 was $57.7 million, an increase of $3.1 million, or 5.7%, compared to $54.6 million for the Third Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 39.7%, a decrease of 0.7 percentage points from 40.4% for the Third Quarter of Fiscal 2013. The previously mentioned severance and related costs of $0.6 million unfavorably impacted gross profit as a percentage of revenue by 0.4 percentage points. Excluding these costs, the gross margin rate decreased 0.3 percentage points, primarily driven by an unfavorable mix of product and service sales in Test, as well as an unfavorable mix of product sales in Sensors, partially offset by leverage on higher volume in both segments, decreased compensation and benefits from lower than expected variable compensation as well as a decrease in discretionary contributions related to an employee retirement plan and decreased warranty expense in the Test segment.

Gross profit in the First Nine Fiscal Months of 2014 was $167.8 million, an increase of $2.7 million, or 1.6%, compared to $165.1 million for the First Nine Fiscal Months of 2013. Gross profit as a percentage of revenue was flat at 39.8% for the First Nine Fiscal Months of 2014 and 2013. The previously mentioned severance and related costs of $3.5 million unfavorably impacted gross profit as a percentage of revenue by 0.9 percentage points which was offset by a 0.9 percentage point increase in gross margin primarily driven by the favorable impact of a relative increase in Sensors revenue, which is higher margin, compared to total Company revenue and a reduction in various miscellaneous manufacturing expenses.

Selling and Marketing Expense
Selling and marketing expense in the Third Quarter of Fiscal 2014 was $22.6 million, an increase of $2.3 million, or 11.3%, compared to $20.3 million for the Third Quarter of Fiscal 2013. Selling and marketing expense in the First Nine Fiscal Months of 2014 was $66.5 million, an increase of $7.5 million, or 12.7%, compared to $59.0 million for the First Nine Fiscal Months of 2013. Both increases were driven by higher compensation and benefits resulting from increased headcount, higher sales commissions, as well as the previously mentioned severance and related costs of $0.9 million and $1.8 million in the Third Quarter of Fiscal 2014 and the First Nine Fiscal Months of 2014, respectively. These increases were partially offset by decreased compensation and benefits from lower than expected variable compensation expense and a decrease in discretionary contributions related to an employee retirement plan. Selling and marketing expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 15.5%, compared to 15.0% for the Third Quarter of Fiscal 2013. Selling and marketing expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 15.8%, compared to 14.2% for the First Nine Fiscal Months of 2013.

General and Administrative Expense
General and administrative expense in the Third Quarter of Fiscal 2014 was $11.4 million, a decrease of $0.2 million, or 1.7%, compared to $11.6 million for the Third Quarter of Fiscal 2013. The decrease was primarily driven by reductions in compensation and benefits from lower than expected variable compensation and a decrease in discretionary contributions related to an employee retirement plan in the Third Quarter of Fiscal 2014. General and administrative expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 7.8%, compared to 8.6% for the Third Quarter of Fiscal 2013.

General and administrative expense in the First Nine Fiscal Months of 2014 was $38.6 million, an increase of $1.5 million, or 4.0%, compared to $37.1 million for the First Nine Fiscal Months of 2013. The increases were primarily driven by higher legal expenses, higher compensation and benefits driven by increased headcount, as well the previously mentioned severance and related costs of $1.0 million in the First Nine Fiscal Months of 2014. General and administrative expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 9.2%, compared to 8.9% for the First Nine Fiscal Months of 2013.

Research and Development Expense
Research and development expense in the Third Quarter of Fiscal 2014 was $6.3 million, flat compared to the Third Quarter of Fiscal 2013. Research and development expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 4.3% on higher volume, compared to 4.7% for the Third Quarter of Fiscal 2013.

Research and development expense in the First Nine Fiscal Months of 2014 was $18.8 million, an increase of $1.9 million, or 11.2%, compared to $16.9 million for the First Nine Fiscal Months of 2013. This increase was driven by higher compensation and benefits resulting from increased headcount in both Test and Sensors. Research and development expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 4.5%, compared to 4.1% for the First Nine Fiscal Months of 2013.

Income from Operations
Income from operations in the Third Quarter of Fiscal 2014 was $17.4 million, an increase of $1.0 million, or 6.1%, compared to income from operations of $16.4 million for the Third Quarter of Fiscal 2013. Excluding the previously mentioned severance and related costs of $1.5 million, income from operations increased 15.2%, driven by higher gross profit, partially offset by a $1.2 million increase in operating expenses resulting from ongoing investments for growth in sales. Operating income as a percentage of revenue for the Third Quarter of Fiscal 2014 was 12.0% on higher volume, compared to 12.1% for the Third Quarter of Fiscal 2013.

Income from operations in the First Nine Fiscal Months of 2014 was $43.9 million, a decrease of $8.2 million, or 15.7%, compared to income from operations of $52.1 million for the First Nine Fiscal Months of 2013. Excluding the previously mentioned severance and related costs of $6.3 million, income from operations decreased 3.6% for the First Nine Fiscal Months of 2014, driven by an $8.1 million increase in operating expenses resulting from ongoing investments for growth in sales and research and development. Operating income as a percentage of revenue for the First Nine Fiscal Months of 2014 was 10.4%, compared to 12.6% for the First Nine Fiscal Months of 2013.

Interest Expense, net
Net interest expense in the Third Quarter of Fiscal 2014 was $0.1 million, compared to less than $0.1 million of net interest expense in the Third Quarter of Fiscal 2013. Net interest expense in the First Nine Fiscal Months of 2014 was $0.5 million, an increase of $0.3 million compared to the First Nine Fiscal Months of 2013. The increase was driven by a relatively higher level of outstanding borrowings under the Company’s credit facility during the First Nine Fiscal Months of 2014 compared to the First Nine Fiscal Months of 2013.

Other (Expense) Income, net
Other (expense) income, net in the Third Quarter of Fiscal 2014 was $0.1 million of net other expense, compared to $0.4 million of net other income in the Third Quarter of Fiscal 2013. This decrease was driven by $0.3 million increased net losses on foreign currency transactions.

Other expense, net in the First Nine Fiscal Months of 2014 was $0.6 million, compared to $0.1 million net other expense in the First Nine Fiscal Months of 2013, driven by royalty income in the First Nine Fiscal Months of 2013 that did not repeat in the First Nine Fiscal Months of 2014. The royalty income was associated with a Test product line that was sold by the Company in Fiscal 2012.

Provision for Income Taxes
Provision for income taxes in the Third Quarter of Fiscal 2014 totaled $3.1 million, a decrease of $2.2 million, or 41.5%, compared to $5.3 million for the Third Quarter of Fiscal 2013. The effective tax rate for the Third Quarter of Fiscal 2014 was 17.7%, a decrease of 13.5 percentage points compared to a tax rate of 31.2% for the Third Quarter of Fiscal 2013. The decrease was primarily driven by the recognition of additional federal and state research and development tax credit benefits of $2.6 million related to years prior to Fiscal 2014.

Provision for income taxes in the First Nine Fiscal Months of 2014 totaled $11.8 million, a decrease of $3.7 million, or 24.0%, compared to $15.4 million for the First Nine Fiscal Months of 2013. The decrease is primarily due to lower income before income taxes and a lower effective tax rate. The effective tax rate for the First Nine Fiscal Months of 2014 was 27.5%, a decrease of 2.3 percentage points compared to a tax rate of 29.8% for the First Nine Fiscal Months of 2013. The decrease was primarily driven by the previously mentioned federal and state research and development tax credit benefits of $2.6 million. This was offset by changes in certain foreign tax rates and by the recognition in Fiscal 2013 of $1.0 million in tax benefits due to the enactment of tax legislation in the Second Quarter of Fiscal 2013 that retroactively extended the U.S. research and development tax credit. The U.S. research and development tax credit expired as of the end of the First Quarter of Fiscal 2014.

Net income
Net income in the Third Quarter of Fiscal 2014 was $14.1 million, an increase of $2.6 million, or 22.5%, compared to $11.5 million for the Third Quarter of Fiscal 2013. The increase was primarily driven by higher income from operations and a lower effective tax rate. Earnings per diluted share were $0.92, an increase of $0.20 per share, or 27.8%, compared to $0.72 per share for the Third Quarter of Fiscal 2013. The previously mentioned $1.5 million charge for severance and related costs in the Third Quarter of Fiscal 2014 negatively impacted earnings per diluted share by $0.07 which was offset by a $0.17 favorable impact to earnings per diluted share as a result of research and development tax credits.

Net income in the First Nine Fiscal Months of 2014 was $31.1 million, a decrease of $5.3 million, or 14.6%, compared to $36.4 million for the First Nine Fiscal Months of 2013. The decrease was primarily driven by lower income from operations, partially offset by a lower effective tax rate. Earnings per diluted share were $2.01, a decrease of $0.28 per share, or 12.2%, compared to $2.29 per share for the First Nine Fiscal Months of 2013. The previously mentioned $6.3 million charge for severance and related costs in the First Nine Fiscal Months of 2014 negatively impacted earnings per diluted share by $0.28 which was partially offset by a net $0.10 favorable impact to earnings per diluted share as a result of research and development tax credits.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 and Third Quarter and First Nine Fiscal Months of 2013 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 28, 2014			Three Fiscal Months Ended June 29, 2013	Nine Fiscal Months Ended June 28, 2014			Nine Fiscal Months Ended June 29, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation
Orders	$122.8	$16.6	$0.8	$105.4	$370.2	$33.9	$0.5	$335.8

Orders
Orders in the Third Quarter of Fiscal 2014 totaled $122.8 million, an increase of $17.4 million, or 16.5%, compared to orders of $105.4 million for the Third Quarter of Fiscal 2013, primarily driven by 10.8% growth in base orders as well as an increase in large orders. Third Quarter of Fiscal 2014 orders included two large orders in Asia totaling $12.7 million, one of which was a $6.8 million order in the ground vehicle market for a suspension testing system with the other being a $6.0 million order in the ground vehicle market for components to a rolling road wind tunnel measurement system. Orders in the Third Quarter of Fiscal 2013 included one large Americas’ order in the ground vehicles market totaling $6.0 million for aerodynamic testing. The 10.8% increase in base orders was fueled by 10.0% orders growth in the service business in the European markets, as well as growth in the Asian material’s market. Currency translation favorably impacted orders by approximately $0.8 million. Test accounted for 82.1% of total Company orders, compared to 80.9% for the Third Quarter of Fiscal 2013.

Orders in the First Nine Fiscal Months of 2014 totaled $370.2 million, an increase of $34.4 million, or 10.2%, compared to orders of $335.8 million for the First Nine Fiscal Months of 2013, primarily driven by 6.8% growth in base orders as well as variability in large orders. Large orders for the First Nine Fiscal Months of 2014 were $45.6 million. These orders included two large orders in China totaling $13.9 million, one of which was an $8.0 million order in the structures market for seismic testing with the other being a $5.9 million ground vehicle order for suspension testing, two large orders in the Americas totaling $19.0 million, one of which was a $12.2 million order in the ground vehicles market for a rolling road system with the other being a $6.8 million order in the structures market for aircraft structural testing, as well as the two previously mentioned large Americas orders totaling $12.7 million. Orders in the First Nine Fiscal Months of 2013 totaled $32.0 million and included two large European orders in the ground vehicles market totaling $17.0 million, one of which was for a rolling road wind tunnel measurement system with the other being for a transmission test system, as well as two large Americas’ orders totaling $15.0 million, one of which was for a vehicle motion simulator in the structures market with the other being the previously mentioned aerodynamic test system in the ground vehicles market. Currency translation favorably impacted orders by approximately $0.5 million. Test accounted for 82.0% of total Company orders, compared to 82.5% for the First Nine Fiscal Months of 2013.

Backlog
Backlog of undelivered orders at the end of the third quarter was $291.7 million, an increase of 9.4% compared to backlog of $266.6 million at the end of the Third Quarter of Fiscal 2013. Third Quarter of Fiscal 2014 beginning of period backlog was unfavorably impacted by a custom order in Test totaling approximately $11.1 million that was cancelled during the Second Quarter of Fiscal 2014. This order was booked in the previous fiscal year.

Results of Operations

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 and Third Quarter and First Nine Fiscal Months of 2013 results of operations for Test, separately identifying the impact of currency translation and severance and related costs (in millions):

	Three Fiscal Months Ended June 28, 2014			Severance and Related Costs	Three Fiscal Months Ended June 29, 2013	Nine Fiscal Months Ended June 28, 2014			Severance and Related Costs	Nine Fiscal Months Ended June 29, 2013

		Estimated					Estimated
		Business Change	Currency Translation				Business Change	Currency Translation
Revenue	$118.2	$6.6	$1.2	$—	$110.4	$342.6	$(3.4)	$0.6	$—	$345.4
Cost of sales	75.4	3.5	1.0	0.6	70.3	217.9	(5.6)	0.7	3.5	219.3
Gross profit	42.8	3.1	0.2	(0.6)	40.1	124.7	2.2	(0.1)	(3.5)	126.1
	36.2%	36.3%	36.4%	36.5%
Operating expenses:
Selling and marketing	17.8	1.3	0.2	0.8	15.5	51.8	3.7	0.2	1.8	46.1
General administrative	8.7	(0.3)	—	0.1	8.9	29.8	0.7	0.2	1.0	27.9
Research and development	4.5	(0.3)	—	—	4.8	13.8	1.0	—	—	12.8
Total operating expenses	31.0	0.7	0.2	0.9	29.2	95.4	5.4	0.4	2.8	86.8

Income from operations	$11.8	$2.4	$—	$(1.5)	$10.9	$29.3	$(3.2)	$(0.5)	$(6.3)	$39.3

Revenue
Revenue in the Third Quarter of Fiscal 2014 was $118.2 million, an increase of $7.8 million, or 7.1%, compared to revenue of $110.4 million for the Third Quarter of Fiscal 2013. This increase was primarily driven by higher beginning of period backlog, higher conversion of custom order backlog, and an estimated $1.2 million favorable impact of currency translations.

Revenue in the First Nine Fiscal Months of 2014 was $342.6 million, a decrease of $2.8 million, or 0.8%, compared to revenue of $345.4 million for the First Nine Fiscal Months of 2013, including an estimated $0.6 million favorable impact of currency translation. This decrease was primarily driven by lower beginning of period backlog as well as the timing of conversion of custom order backlog, partially offset by growth in service and short cycle products.

Gross Profit
Gross profit in the Third Quarter of Fiscal 2014 was $42.8 million on higher volume, an increase of $2.7 million, or 6.7%, compared to $40.1 million for the Third Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 36.2%, a decrease of 0.1 percentage points from 36.3% for the Third Quarter of Fiscal 2013. The previously mentioned severance and related costs of $0.6 million unfavorably impacted gross profit as a percentage of revenue by 0.4 percentage points. Excluding these costs, the gross margin rate increased by 0.3 percentage points primarily as a result of reductions in compensation and benefits from lower than expected variable compensation expense and discretionary contributions related to an employee retirement plan of 0.8 percentage points, 0.5 percentage points in favorable volume leverage and 0.4 percentage points of lower warranty expense. These increases were partially offset by approximately 2.1 percentage points from a higher mix of custom projects that typically have a lower margin.

Gross profit in the First Nine Fiscal Months of 2014 was $124.7 million on lower volume, a decrease of $1.4 million, or 1.1%, compared to $126.1 million for the First Nine Fiscal Months of 2013. Gross profit as a percentage of revenue was 36.4%, a decrease of 0.1 percentage points from 36.5% for the Third Quarter of Fiscal 2013. The previously mentioned severance and related costs of $3.5 million unfavorably impacted gross profit as a percentage of revenue by 1.0 percentage points. Excluding these costs, the gross margin rate increased by 0.9 percentage points. The increased gross profit rate was driven by reductions in compensation and benefits from lower than expected variable rate compensation and discretionary contributions related to an employee retirement plan, leverage on higher volume and reduced warranty expenses, partially offset by unfavorable product mix from a higher content of custom projects.

Selling and Marketing Expense
Selling and marketing expense in the Third Quarter of Fiscal 2014 was $17.8 million, an increase of $2.3 million, or 14.8%, compared to $15.5 million for the Third Quarter of Fiscal 2013. Selling and marketing expense in the First Nine Fiscal Months of 2014 was $51.8 million, an increase of $5.7 million, or 12.4%, compared to $46.1 million for the First Nine Fiscal Months of 2013. Both increases were driven by continued investment in sales expansion to drive future revenue growth, higher sales commissions, as well as the previously mentioned severance and related costs of $0.8 million and $1.8 million in the Third Quarter of Fiscal 2014 and the First Nine Fiscal Months of 2014, respectively. The continued investment in sales expansion primarily consists of higher compensation and benefits resulting from increased headcount. Selling and marketing expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 15.1%, compared to 14.0% for the Third Quarter of Fiscal 2013. Selling and marketing expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 15.1%, compared to 13.3% for the First Nine Fiscal Months of 2013.

General and Administrative Expense
General and administrative expense in the Third Quarter of Fiscal 2014 was $8.7 million, a decrease of $0.2 million, or 2.2%, compared to the Third Quarter of Fiscal 2013, resulting from a reduction in compensation and benefits from lower than expected variable compensation expense and discretionary contributions to an employee retirement plan. General and administrative expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 7.4% on higher volume, compared to 8.1% for the Third Quarter of Fiscal 2013.

General and administrative expense in the First Nine Fiscal Months of 2014 was $29.8 million, an increase of $1.9 million, or 6.8%, compared to $27.9 million for the First Nine Fiscal Months of 2013. This increase was primarily driven by higher legal expenses, higher compensation and benefits driven by increased headcount, as well as the previously mentioned severance and related costs of $1.0 million in the First Nine Fiscal Months of 2014. These increases were partially offset by a lower level of investment in productivity and infrastructure initiatives. General and administrative expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 8.7%, compared to 8.1% for the First Nine Fiscal Months of 2013.

Research and Development Expense
Research and development expense in the Third Quarter of Fiscal 2014 was $4.5 million, a decrease of $0.3 million, or 6.3%, compared to $4.8 million for the Third Quarter of Fiscal 2013. The decrease in research and development was primarily attributable to favorable reductions in compensation and benefits from lower than expected variable compensation expense and discretionary contributions related to an employee retirement plan which are mostly offset by a shift in research and development resources to revenue generating activities. Research and development expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 3.8%, compared to 4.3% for the Third Quarter of Fiscal 2013.

Research and development expense in the First Nine Fiscal Months of 2014 was $13.8 million, an increase of $1.0 million, or 7.8%, compared to $12.8 million for the First Nine Fiscal Months of 2013. This increase was primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 4.0%, compared to 3.7% for the First Nine Fiscal Months of 2013.

Income from Operations
Income from operations in the Third Quarter of Fiscal 2014 was $11.8 million, an increase of $0.9 million, or 8.3%, compared to $10.9 million for the Third Quarter of Fiscal 2013. Excluding the previously mentioned severance and related costs of $1.5 million, income from operations increased 22.0%. This increase was driven by higher gross profit, partially offset by a $1.5 million increase in operating expenses. Operating income as a percentage of revenue for the Third Quarter of Fiscal 2014 was 10.0%, compared to 9.9% for the Third Quarter of Fiscal 2013.

Income from operations in the First Nine Fiscal Months of 2014 was $29.3 million, a decrease of $10.0 million, or 25.4%, compared to $39.3 million for the First Nine Fiscal Months of 2013. Excluding the previously mentioned severance and related costs of $6.3 million, income from operations decreased 9.4%, driven by decreased gross profit as well as a $6.4 million increase in operating expenses. Operating income as a percentage of revenue for the First Nine Fiscal Months of 2014 was 8.6%, compared to 11.4% for the First Nine Fiscal Months of 2013.

Sensors Segment

Orders and Backlog

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 and Third Quarter and First Nine Fiscal Months of 2013 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 28, 2014			Three Fiscal Months Ended June 29, 2013	Nine Fiscal Months Ended June 28, 2014			Nine Fiscal Months Ended June 29, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation
Orders	$26.8	$1.4	$0.5	$24.9	$81.4	$9.8	$0.2	$71.4

Orders
Orders in the Third Quarter of Fiscal 2014 totaled $26.8 million, an increase of $1.9 million, or 7.6%, including an estimated 2.0% favorable impact of currency translation, compared to orders of $24.9 million for the Third Quarter of Fiscal 2013. The industrial market was up 6.0% on growth in the Americas. The mobile hydraulic market was up 17.9% from strong demand in Europe and Asia. We continued to see broad-based increases in demand across multiple markets, and growth was achieved from both new and existing customers. Sensors accounted for 17.9% of total Company orders, compared to 19.1% for the Third Quarter of Fiscal 2013.

Orders in the First Nine Fiscal Months of 2014 totaled $81.4 million, an increase of $10.0 million, or 14.0%, compared to orders of $71.4 million for the First Nine Fiscal Months of 2013. The industrial and mobile hydraulic markets were up 11.7% and 26.4%, respectively, driven by strong demand in all geographic regions. Sensors accounted for 18.0% of total Company orders, compared to 17.5% for the First Nine Fiscal Months of 2013.

Backlog
Backlog of undelivered orders at the end of the third quarter was $18.1 million, an increase of 21.5% compared to backlog of $14.9 million at the end of the Third Quarter of Fiscal 2013.

Results of Operations

The following is a comparison of Third Quarter and First Nine Fiscal Months of 2014 to Third Quarter and First Nine Fiscal Months of 2013 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended June 28, 2014			Three Fiscal Months Ended June 29, 2013	Nine Fiscal Months Ended June 28, 2014			Nine Fiscal Months Ended June 29, 2013

		Estimated				Estimated
		Business Change	Currency Translation			Business Change	Currency Translation
Revenue	$27.3	$2.0	$0.6	$24.7	$78.6	$9.4	$-	$69.2
Cost of sales	12.4	1.9	0.3	10.2	35.5	5.2	0.1	30.2
Gross profit	14.9	0.1	0.3	14.5	43.1	4.2	(0.1)	39.0
	54.7%			58.7%	54.8%			56.4%
Operating expenses:
Selling and marketing	4.8	(0.1)	0.1	4.8	14.7	1.9	(0.1)	12.9
General administrative	2.7	(0.1)	0.1	2.7	8.8	(0.5)	0.1	9.2
Research and development	1.8	0.3	-	1.5	5.0	0.8	0.1	4.1
Total operating expenses	9.3	0.1	0.2	9.0	28.5	2.2	0.1	26.2

Income from operations	$5.6	$0.0	$0.1	$5.5	$14.6	$2.0	$(0.2)	$12.8

Revenue
Revenue in the Third Quarter of Fiscal 2014 was $27.3 million, an increase of $2.6 million, or 10.5%, compared to revenue of $24.7 million for the Third Quarter of Fiscal 2013, including an estimated $0.6 million favorable impact of currency translation. Revenue in the First Nine Fiscal Months of 2014 was $78.6 million, an increase of $9.4 million, or 13.6%, compared to revenue of $69.2 million for the First Nine Fiscal Months of 2013. Both increases were primarily driven by higher beginning of period backlog and increased order volume.

Gross Profit
Gross profit in the Third Quarter of Fiscal 2014 was $14.9 million on higher volume, an increase of $0.4 million, or 2.8%, compared to $14.5 million for the Third Quarter of Fiscal 2013. Gross profit as a percentage of revenue was 54.7%, a decrease of 4.0 percentage points from 58.7% for the Third Quarter of Fiscal 2013. Gross profit in the First Nine Fiscal Months of 2014 was $43.1 million on higher volume, an increase of $4.1 million, or 10.5%, compared to $39.0 million for the First Nine Fiscal Months of 2013. Gross profit as a percentage of revenue was 54.8%, a decrease of 1.6 percentage points from 56.4% for the First Nine Fiscal Months of 2013. The lower gross margin rates were driven by significant sales improvement in certain industrial and mobile hydraulic markets that have a lower margin rate.

Selling and Marketing Expense
Selling and marketing expense in the Third Quarter of Fiscal 2014 was $4.8 million, flat compared to the Third Quarter of Fiscal 2013. Selling and marketing expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 17.6% on higher volume compared to 19.4% for the Third Quarter of Fiscal 2013

Selling and marketing expense in the First Nine Fiscal Months of 2014 was $14.7 million, an increase of $1.8 million, or 14.0%, compared to $12.9 million for the First Nine Fiscal Months of 2013. This increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth. Selling and marketing expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 18.7%, compared to 18.6% for the First Nine Fiscal Months of 2013.

General and Administrative Expense
General and administrative expense in the Third Quarter of Fiscal 2014 was $2.7 million, flat compared to the Third Quarter of Fiscal 2013. General and administrative expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 9.9% on higher volume, compared to 10.9% for the Third Quarter of Fiscal 2013.

General and administrative expense in the First Nine Fiscal Months of 2014 was $8.8 million, a decrease of $0.4 million, or 4.3%, compared to $9.2 million for the First Nine Fiscal Months of 2013. This decrease was primarily driven by expenses recognized in the First Nine Fiscal Months of 2013 related to a senior management transition. General and administrative expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 11.2%, compared to 13.3% for the First Nine Fiscal Months of 2013.

Research and Development Expense
Research and development expense in the Third Quarter of Fiscal 2014 was $1.8 million, an increase of $0.3 million, or 20.0%, compared to $1.5 million for the Third Quarter of Fiscal 2013. Research and development expense in the First Nine Fiscal Months of 2014 was $5.0 million, an increase of $0.9 million, or 22.0%, compared to $4.1 million for the First Nine Fiscal Months of 2013. Both increases were primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue for the Third Quarter of Fiscal 2014 was 6.6%, compared to 6.1% for the Third Quarter of Fiscal 2013. Research and development expense as a percentage of revenue for the First Nine Fiscal Months of 2014 was 6.4%, compared to 5.9% for the First Nine Fiscal Months of 2013.

Income from Operations
Income from operations in the Third Quarter of Fiscal 2014 was $5.6 million, an increase of $0.1 million, or 1.80%, compared to income from operations of $5.5 million for the Third Quarter of Fiscal 2013, as the leverage from higher volume was largely offset by unfavorable product mix. Operating income as a percentage of revenue for the Third Quarter of Fiscal 2014 was 20.5% on higher volume compared to 22.3% for the Third Quarter of Fiscal 2013

Income from operations in the First Nine Fiscal Months of 2014 was $14.6 million, an increase of $1.8 million, or 14.1%, compared to income from operations of $12.8 million for the First Nine Fiscal Months of 2013. The increase was driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue for the First Nine Fiscal Months of 2014 was 18.6% on higher volume, compared to 18.5% for the First Nine Fiscal Months of 2013.

Capital Resources and Liquidity

We had cash and cash equivalents of $56.6 million at the end of the Third Quarter of Fiscal 2014. Of this amount, $12.1 million was located in North America, $25.0 million in Europe, and $19.5 million in Asia. Of the $47.5 million of cash located outside of the U.S., approximately $31.0 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. At the end of the Third Quarter of Fiscal 2014, we held no short-term investments.

Total cash and cash equivalents increased $8.3 million in the First Nine Fiscal Months of 2014, primarily due to earnings and proceeds received from short-term borrowings, partially offset by the acquisition of REI, purchases of our common stock, investment in property and equipment, dividend payments, and increased working capital requirements. Total cash and cash equivalents decreased $26.3 million in the First Nine Fiscal Months of 2013, primarily due to increased working capital requirements, investment in property and equipment, and dividend payments, partially offset by earnings.

Cash flows from operating activities provided cash totaling $49.0 million for the First Nine Fiscal Months of 2014, compared to cash provided of $1.9 million for the First Nine Fiscal Months of 2013. Cash provided for the First Nine Fiscal Months of 2014 was primarily due to earnings and $5.1 million increased advance payments received from customers driven by the mix of orders in the quarter, partially offset by $5.1 million decreased accounts payable resulting from general timing of purchases and payments, $2.7 million increased inventories to support future revenue, and $0.7 million increased accounts and unbilled receivables resulting from general timing of billing and collections.

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

Cash flows from investing activities required the use of cash totaling $30.7 million for the First Nine Fiscal Months of 2014, compared to the use of cash totaling $23.2 million for the First Nine Fiscal Months of 2013. The cash usage for the First Nine Fiscal Months of 2014 was due to $14.7 million in payments associated with the acquisition of REI, and $16.0 million investment in property and equipment. The cash usage in the First Nine Fiscal Months of 2013 reflects investment in property and equipment. The decreased investment in property and equipment was driven by a lower level of investment in various growth and productivity initiatives.

Cash flows from financing activities used cash totaling $10.3 million for the First Nine Fiscal Months of 2014, compared to the cash used totaling $2.3 million for the First Nine Fiscal Months of 2013. The cash used for the First Nine Fiscal Months of 2014 was primarily due to the use of $30.8 million to purchase approximately 450,000 shares of our common stock, as well as dividend payments of $13.7 million partially offset by $30.0 million proceeds from short-term borrowings, and $3.6 million received in connection with stock option exercises. The cash used for the First Nine Fiscal Months of 2013 was primarily due to cash dividend payments totaling $14.4 million as well as the use of $2.6 million to purchase approximately 45,500 shares of the Company’s common stock, partially offset by $9.7 million net proceeds received from short-term borrowings and $4.3 million received in connection with stock option exercises.

Under the terms of our borrowing agreements, we have agreed to certain financial covenants. At the end of the Third Quarter of Fiscal 2014, we were in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of June 28, 2014, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We have three reporting units, two of which are assigned goodwill. At June 28, 2014, one reporting unit was assigned $31.7 million of goodwill while another was assigned $1.6 million. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions. At September 28, 2013, the estimated fair value of the reporting unit assigned $1.6 million of goodwill was substantially in excess of its carrying value, while the estimated fair value of the reporting unit assigned $14.9 million of goodwill exceeded its carrying value by approximately 25%. While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit that could result in the recognition of a goodwill impairment charge.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with customers (Topic 606)”. This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2016, which is the Company’s Fiscal year 2018. Early adoption is not permitted. The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations, or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio at June 28, 2014 included $56.6 million of cash and cash equivalents. The cash equivalent portion of our investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.4 million for the nine fiscal months ended June 28, 2014.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $19.0 million in revenue for the nine fiscal months ended June 28, 2014.

At June 28, 2014, our short-term borrowings outstanding consisted of $65.0 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical 1.0 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $0.2 million in interest expense for the nine fiscal months ended June 28, 2014.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2014, our disclosure controls and procedures were effective.

There were no changes that occurred during the fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II ------ OTHER INFORMATION

Item 1. Legal Proceedings

Investigative Matters
As previously reported by us with disclosures starting in March 2012, we investigated certain gift, travel, entertainment and other expenses incurred in connection with some of our operations in the Asia Pacific region. This investigation focused on possible violations of our policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and we took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our Korea office. We voluntarily disclosed this matter to the Department of Justice and the SEC (the “Agencies”). We presented the results of our investigation and our corrective actions to representatives of the Agencies on January 16, 2013. We are now investigating certain business practices in China. This ongoing investigation has a similar focus to the prior investigation as described above. The investigation is still in process; however, we have taken certain initial remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our China business. We are in regular communication with the Agencies regarding this investigation. We cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on our business prospects, financial condition, operating results or cash flows.

Litigation
We are subject to various claims, legal actions, and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of June 28, 2014 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2014 - May 3, 2014	69,127	$66.70	69,127	1,172,456
May 4 2014 - May 31, 2014	41,294	$66.40	41,294	1,131,162
June 1, 2014 - June 28, 2014			—	1,131,162

Total	110,421	$66.59	110,421

We purchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the First Nine Fiscal Months of 2014, our share purchases were executed under a 2.0 million share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

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

MTS SYSTEMS CORPORATION

Dated: August 4, 2014	/s/ SUSAN E. KNIGHT
Susan E. Knight
Senior Vice President and Chief Financial Officer *

* Executing as both the principal financial officer and a duly authorized officer of the Company.