Form 10-K
period 2014-09-27
MTS SYSTEMS CORP
filed 2014-11-26
CIK 68709

Annual Report on Form 10-K

For the Fiscal Year Ended September 27, 2014

MTS Systems Corporation

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,031,554,077.

As of November 21, 2014, the Registrant had outstanding 15,096,366 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held February 10, 2015 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

MTS Systems Corporation
Annual Report on Form 10-K

Item 1.	Business

MTS Systems Corporation (the “Company” or “MTS”) is a leading global supplier of high-performance test systems and position sensors. Our operations are organized and managed in two business segments, the Test segment and the Sensors segment, based upon global similarities within their markets, products, operations and distribution. The Test and Sensors segments represent approximately 81% and 19% of Company revenue, respectively. The Company was incorporated under Minnesota law in 1966.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

Fiscal year 2014 refers to the fiscal year ended September 27, 2014; fiscal year 2013 refers to the fiscal year ended September 28, 2013; and fiscal year 2012 refers to the fiscal year ended September 29, 2012.

Products and Markets by Business Segment

Test Segment: The Test segment (“Test”) provides testing solutions including hardware, software and service. Our testing solutions are used by customers in their development of new products to characterize the product’s mechanical properties. Our solutions simulate forces and motions that these customers expect their products to encounter in use. Mechanical testing in a lab setting is an accepted method to accelerate product development compared to reliance on full physical prototypes in real-world settings, proving ground testing and virtual testing because it provides more controlled simulation and accurate measurement. The need for mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. Since a significant portion of the products in Test are considered by our customers to be capital expenditures, we believe the timing of purchases may be impacted by interest rates, customer capital spending, and product development cycles.

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

Products and customers are grouped into the following three global markets:

•

Ground Vehicles: This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Our products are used to measure and simulate solutions to assess durability, vehicle dynamics and aerodynamics of vehicles, sub-systems and components. Test systems are utilized in customer testing of vehicles, subsystems and components. Our offering examples include:

	○	Road simulators for the purpose of durability simulation;
	○	Tire performance and rolling resistance measurement systems; and
	○	Moving road-plane systems and balances used for aerodynamic measurements in wind tunnels.

Ground Vehicles is the largest Test market, representing approximately 53% of Test orders.

•

Materials: This market covers diverse industries such as power generation, aerospace, vehicles, and bio-medical. Our products and services support customers in the research and development of products through the physical characterization of material properties, such as ceramics, composites and steel. Bio-medical applications include systems to test durability and performance of implants, prostheses, and other medical and dental materials and devices. The materials market represents approximately 31% of Test orders.

•

Structures: This market serves the structural testing needs in the fields of aerospace, wind energy, oil and gas, and structural engineering, among others. The aerospace structural testing market consists of manufacturers of commercial, military, and private aircraft and their suppliers, who use our products, systems, and software to perform static and fatigue testing of aircraft and space vehicles. The wind energy market consists of wind turbine manufacturers and their component suppliers who use our products to reduce the cost and improve the reliability of blades, bearings, and entire wind turbines. Systems for structural engineering include high force static and dynamic testing, as well as seismic simulation tables used around the world to test the design of structures, such as bridges and buildings, and to help governments establish building codes. Structural engineering customers include construction companies, government agencies, universities, and the manufacturers of building materials. The structures market represents approximately 16% of Test orders.

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

Sensors manufactures products utilizing magnetostriction technology. We have developed a unique implementation of the technology, known as Temposonics®. This technology offers high speed and precise non-contact position sensing and is ideal for use in harsh operating environments.

Sensors customers are also diverse by industry and geography. Regionally, the Americas, Europe and Asia represent approximately 30%, 50% and 20% of orders, respectively, based upon customer location.

Industrial Machinery: This market consists of a wide range of industrial machinery original equipment manufacturers (“OEM’s”) and their end use customers with applications in all areas of manufacturing, including plastics, steel, wood and other forms of factory automation. Temposonics® sensors provide position feedback for motion control systems, improving productivity by enabling high levels of automation, as well as driving improved quality of manufactured parts. Temposonics® Technology is known for ruggedness in harsh manufacturing environments, which maximizes machine up-time and lowers overall manufacturing costs of our customers. The industrial machinery market represents approximately 78% of Sensors orders.

Mobile Hydraulics: This market consists of mobile equipment OEM’s with applications in construction, agriculture, material handling, mining and other heavy vehicle markets. Our sensors provide feedback for both motion control and implement positioning, enabling improved productivity while also enhancing safe operation of the machines. The overall ruggedness and reliability of our technology in high shock and vibration applications makes it especially suitable to the market. The mobile hydraulics market represents approximately 18% of Sensors orders.

Liquid Level: This market encompasses a wide range of liquid level storage tank applications in oil and gas, chemical processing, food and beverage, and pharmaceutical companies. Our technology provides precise measurements over long distances (tanks up to seventy feet tall). Our sensor products provide for a value by incorporating the measurement of the target liquid, a second measurement, and also temperature, all in a single package. The liquid level market represents approximately 4% of Sensors orders.

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

In addition to field sales and service personnel throughout the United States and China, Test has sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Cirencester, United Kingdom; Turin, Italy; Gothenburg, Sweden; Tokyo and Nagoya, Japan; Seoul, South Korea; Moscow, Russia and Shanghai and Shenzhen, China.

In fiscal year 2014, product orders in Test ranged in value from a few hundred dollars to approximately $12 million on an equivalent United States dollar basis. The average order size was approximately $131,000. Test also markets services to customers on a per-call and contract basis, accounting for virtually all of our Service Revenue in the Consolidated Statements of Income for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012. Service orders in fiscal year 2014 ranged from $100 to over $1,500,000 on a United States dollar-equivalent basis.

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

Sensors Segment: Sensors products are sold worldwide through a direct sales organization as well as through independent distributors. The direct sales organization is compensated through salary and commissions based upon revenue. The independent distributors pay us a wholesale price and re-sell the product to their customers. Our products are sold at unit prices ranging from a few dollars to $10 thousand, with an average sales price of approximately $500 on a United States dollar-equivalent basis. While the average sales cycle for Sensors is approximately one week to one month for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years depending on customer testing and specification requirements.

Manufacturing and Engineering

Test Segment: Test systems are largely built to order and primarily engineered and assembled at our headquarters in Eden Prairie, Minnesota. We also operate manufacturing facilities in Shenzhen and Shanghai, China, which manufacture test systems serving the materials market, and in Lexington, North Carolina, which manufactures test systems serving the ground vehicles market. Some smaller system assembly is performed at Company locations in Berlin, Germany and Seoul, South Korea. Installation of systems, training, service and consulting services are primarily delivered at customer sites. The engineering and assembly cycle for a typical Test system ranges from one to twelve months, depending on the complexity of the system and the availability of components. The engineering and assembly cycle for larger, more complex systems may be up to three years.

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

As Test generally sells products and services based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability. The material and component cost variability is considered in the estimation and customer negotiation process. We believe fluctuations in the cost of raw materials and components have not had a significant impact on operating results during any of the fiscal years ended September 27, 2014, September 28, 2013, or September 29, 2012.

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

Acquisitions

On June 17, 2014, the Company acquired Roehrig Engineering, Inc. (“REI”) for a total purchase price of $14.8 million. REI is a leader in testing systems utilizing electric and electromagnetic actuation technology and is based in Lexington, North Carolina. The acquisition is part of the Company’s continued investment to expand the Company’s technology base in its Test segment and supplement its organic growth initiatives.

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

In Test, payments are often received from customers upon order or at milestones during the fulfillment of the order, depending upon the size and customization of the system. These are recorded as “Advance Payments from Customers” on our Consolidated Balance Sheets and reduced as revenue is recognized. Conversely, if revenue is recognized on a project prior to customer billing, an Unbilled Accounts Receivable is recorded on our Consolidated Balance Sheets until the customer is billed. Upon billing, it is recorded as Accounts Receivable. Changes in the average size, payment terms and revenue recognition for orders in Test may have a significant impact on Accounts Receivable, Unbilled Accounts Receivable, Advance Payments from Customers and Inventory. It has not been our practice to provide rights of return for our products. Payment terms vary and are subject to negotiation.

Customers

We do not have a significant concentration of sales with any individual customer. Therefore, the loss of any one customer would not have a material impact on us.

Order Backlog

Most of our products are built to order. Our backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $326.5 million, $290.2 million, and $298.4 million at September 27, 2014, September 28, 2013, and September 29, 2012, respectively. The majority of this backlog is related to Test. Based on anticipated manufacturing schedules, we estimate that approximately $253 million of the backlog at September 27, 2014 will be converted to revenue during fiscal year 2015. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues, or access to the customer site for installation. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2014, one custom order in Test totaling approximately $11.1 million was cancelled. This cancelled order was booked in a previous fiscal year. During fiscal year 2013, one custom order in Test totaling approximately $2 million was cancelled. This cancelled order was booked in a previous fiscal year. During fiscal year 2012, two custom orders in Test totaling approximately $9 million were cancelled. These orders were booked in a previous fiscal year and were associated with a Test product line that was sold during fiscal year 2012.

Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 5%, 5% and 3% for fiscal years 2014, 2013 and 2012, respectively.

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

Research and Development

We invest in significant product, system, and software application development. We also occasionally contract with our customers to advance the state of technology and increase product functionality. Costs associated with R&D were expensed as incurred, totaling $23.8 million, $22.8 million, and $21.9 million for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively. During fiscal year 2014 and 2012, we allocated certain of our resources towards capitalized software development activities. Total software development costs capitalized during fiscal year 2014 and 2012 was $0.9 million and $0.5 million, respectively.

Environmental Matters

We believe our operations are in compliance with all applicable material environmental regulations within the jurisdictions in which we operate.

Employees

We had 2,180 employees as of September 27, 2014, including 1,153 employees located outside the United States.

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

Our business operations may be affected by government contracting risks. Government business is important to us. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of our total revenue was approximately 5%, 5%, and 3% for fiscal years 2014, 2013 and 2012, respectively.

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

Our business is significantly international in scope, which poses multiple risks. Sales outside of the United States, including export sales from U.S. business locations, accounted for approximately 75% of our revenue in fiscal year 2014. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;
•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;
•	difficulty enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;
•	trade protection measures and import or export licensing requirements;
•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;
•	higher danger of terrorist activity, war or civil unrest, compared to domestic operations;
•	imposition of tariffs, exchange controls or other restrictions;
•	difficulty in staffing and managing global operations;
•	required compliance with a variety of foreign laws and regulations and U.S. laws and regulations, such as the Foreign Corrupt Practices Act applicable to our international operations; and
•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

We may be required to recognize impairment charges for long-lived assets. As of September 27, 2014, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $128.9 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect results of operations in the periods recognized.

Volatility in the global economy and foreign currency could adversely affect results. Long-term disruptions in the capital and credit markets would likely adversely affect our customers’ operations and financing of both our international and U.S. customers and could therefore result in a decrease in orders. In addition, during periods of economic uncertainty, our customers’ spending patterns and financing availability could be negatively impacted, reducing demand for our products and services.

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

The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated. Many of our products have a long sales, delivery and acceptance cycle. In addition, our backlog is subject to order cancellations and our sales arrangements typically do not include specific cancellation provisions. If an order is cancelled, we typically would only be entitled to receive reimbursement from the customer for actual costs incurred under the arrangement plus a reasonable margin. Events may cause recognition of orders, backlog and results of operations to be aberrant over shorter periods of time. These factors include the timing of individual large orders which may be impacted by interest rates, customer capital spending and product development cycles, design and manufacturing problems, capacity constraints, delays in product readiness, damage or delays in transit, problems in achieving technical performance requirements, and various customer-initiated delays. Any such delay may cause fluctuation in our reported periodic financial results.

Our customers are in cyclical industries. For many of our products, orders are subject to customers’ procurement cycles and their willingness and ability to invest in capital, especially in the cyclical automotive, aircraft and machine tool industries. Any event that adversely impacts those customers’ new product development activities may reduce their demand for our products.

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict minerals,” which has imposed and may impose additional costs on us and could raise reputational and other risks. The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. We filed our first Form SD in fiscal year 2014 and there have been, and will continue to be, costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. We have adopted a policy relating to conflict minerals, incorporating the standards set forth in the Organisation for Economic Co-Operation and Development Due Diligence Guidance, which affect the sourcing, supply, and pricing of materials used in our products. As we continue our due diligence, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we have and may continue to implement. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Interest rate fluctuations could adversely affect results. Significant changes in interest rates may affect our business in several ways, depending on our financial position and short-term financing needs. We may, at times, use debt to purchase shares of our common stock, finance working capital needs or finance the growth of the business through acquisitions. Fluctuations in interest rates can increase borrowing costs and we have not elected to mitigate this risk since our borrowings are typically outstanding for a short period of time.. Increases in short-term interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest we earn on cash and short-term investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary owned and leased facilities at September 27, 2014 were as follows:

Owned Property:

		Square
Location	Use of Facility	Footage
Eden Prairie, Minnesota, USA	Corporate headquarters and primary Test manufacturing and research	420,000
Cary, North Carolina, USA	Sensors manufacturing, research and North American sales and service administration	65,000
Berlin, Germany	Test manufacturing and European sales and service administration	72,000
Shenzhen, China	Test manufacturing, research and sales and service administration	75,000
Shanghai, China	Test manufacturing and sales and service administration	129,000

Leased Property:

		Square	Lease
Location	Use of Facility	Footage	Expires
Lexington, North Carolina, USA	Test manufacturing	12,000	2019
Ludenscheid, Germany	Sensors manufacturing, research and European	55,000	2017
	sales and service administration	10,000	2014
Creteil, France	Test sales and service administration	16,000	2015
Tokyo, Japan	Test sales and service administration	7,000	2018
	Sensors manufacturing and Asia sales and service administration	6,000	2015
Seoul, South Korea	Test sales, service administration and assembly	8,000	2019
Cary, North Carolina, USA	Sensors manufacturing	8,000	2020
Shanghai, China	Test sales, service administration and assembly	13,000	2015
		7,000	2016
Shenzhen, China	Test manufacturing	13,000	2016
		16,000	2016
Berlin, Germany	Land under Berlin facility	97,000	2052
Shenzhen, China	Land under Shenzhen facility	155,000	2047
Shanghai, China	Land under Shanghai facility	161,000	2056

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

We consider our current facilities adequate to support our operations during fiscal year 2015.

Item 3.	Legal Proceedings

The information required hereunder is incorporated by reference from Note 13 of the Notes to consolidated financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Company’s common stock are traded on the NASDAQ Global Select MarketSM under the symbol MTSC.

The following table sets forth the low and high share prices for the fiscal quarters indicated. *

Quarter Ended	Low	High
December 29, 2012	$41.42	$55.00
March 30, 2013	$49.51	$59.76
June 29, 2013	$53.80	$62.91
September 28, 2013	$56.72	$65.47
December 28, 2013	$62.01	$72.62
March 29, 2014	$65.00	$78.90
June 28, 2014	$56.87	$71.20
September 27, 2014	$59.97	$72.97

                                                                         * Source: NASDAQ OnlineSM at www.nasdaq.net.

At November 21, 2014, there were 782 holders of record of the Company’s common stock. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Purchases of Company Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Fourth Quarter
June 29, 2014 -
August 2, 2014	-	$-	-	1,131,162
August 3, 2014 -
August 30, 2014	-	$-	-	1,131,162
August 31, 2014 -
September 27, 2014	-	$-	-	1,131,162

Fourth Quarter	-	$-	-	1,131,162

We purchase common stock to mitigate dilution related to new shares issued as employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return to shareholders capital not immediately required to fund ongoing operations.

Our Board of Directors approved, and on February 11, 2011 announced, a 2.0 million share purchase authorization. Authority over pricing and timing under this authorization has been delegated to management. The share purchase authorization has no expiration date. At September 27, 2014, there were approximately 1.1 million shares available for purchase under the existing authorization.

Dividend Policy

Our dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target, over time, a payout ratio of approximately 25% of net earnings per share. During fiscal year 2014, we declared quarterly cash dividends of $0.30 per share to holders of our common stock, which resulted in a payout ratio of approximately 44%. During fiscal year 2013, we declared quarterly cash dividends of $0.30 per share to holders of our common stock, which resulted in a payout ratio of approximately 33% of net earnings per share.

Debt Covenants

Our unsecured credit facility includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At September 27, 2014 and September 28, 2013, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Shareholder Return Performance

The graph and table below set forth a comparison of the cumulative total return of our common stock over the last five fiscal years. Assuming a $100 investment on October 3, 2009 and reinvestment of dividends, the total return over the same periods is compared to the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) that are traded on the NASDAQ, NYSE and NYSE MKT exchanges. The table and graph are not necessarily indicative of future investment performance.

	FISCAL YEAR ENDED
	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13	9/27/14
MTS Systems Corporation	$100.00	$114.36	$113.71	$203.50	$247.19	$271.69
Russell 2000 Index	100.00	118.60	113.88	150.22	195.44	206.28
*SIC Code 3820 Peer Group (Modified to remove non-exchnage traded companies)	100.00	128.36	122.18	153.31	207.82	236.50

Item 6.	Selected Financial Data

The table below provides selected historical financial data which should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Items 7 and 8 of this Annual Report on Form 10-K. The statement of income data for each of the three fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 and the balance sheet data at September 27, 2014 and September 28, 2013 are derived from the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data for the fiscal years ended October 1, 2011 and October 2, 2010 and the balance sheet data at September 29, 2012, October 1, 2011 and October 2, 2010 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

Five-Year Financial Summary
(For the Fiscal Years Ended September 27, 2014; September 28, 2013; September 29, 2012; October 1, 2011; October 2, 2010)
(expressed in thousands, except per share data and numbers of shareholders and employees)

	2014	2013	2012	2011	2010
Operations
Revenue	$564,328	$569,439	$542,256	$467,368	$374,053
Gross profit	223,643	231,939	236,192	201,990	151,794
Gross profit as a % of revenue	39.6%	40.7%	43.6%	43.2%	40.6%
Research and development expense	$23,844	$22,812	$21,893	$14,785	$14,945
Research and development as a % of revenue	4.2%	4.0%	4.0%	3.2%	4.0%
Effective income tax rate	28.1%	27.1%	35.4%	30.5%	31.7%
Net income	$42,009	$57,806	$51,556	$50,942	$18,576
Net income as a % of revenue	7.4%	10.2%	9.5%	10.9%	5.0%
Diluted earnings per share of common stock	$2.73	$3.64	$3.21	$3.24	$1.14
Weighted average dilutive shares outstanding during the year[2]	15,397	15,861	16,077	15,739	16,347
Net interest expense	$(692)	$(334)	$(305)	$(915)	$(1,052)
Depreciation and amortization	19,279	16,589	13,782	12,894	12,751

Financial Position
Cash, cash equivalents and short-term investments	$60,397	$48,333	$79,852	$104,095	$76,611
Property and equipment, net	81,575	78,399	61,653	56,252	56,444
Total assets	487,408	451,277	409,438	427,859	346,405
Interest-bearing debt[3]	60,000	35,000	-	40,000	40,000
Total shareholders’ investment	258,127	256,537	226,719	210,848	166,106
Interest-bearing debt as a % of shareholders’ investment	23.2%	13.6%	0.0%	19.0%	24.1%
Return on equity[4]	16.4%	25.5%	24.5%	30.7%	9.1%
Return on invested capital[5]	15.4%	22.5%	25.1%	22.6%	8.7%

Other Statistics
Number of common shareholders of record at year-end[6]	789	836	881	926	981
Number of employees at year-end	2,180	2,299	2,147	2,003	1,948
Orders	$615,586	$567,418	$565,327	$540,023	$423,525
Backlog of orders at year-end	326,473	290,151	298,363	287,916	214,770
Dividends declared per share	1.20	1.20	1.05	0.85	0.60
Capital expenditures	20,038	29,690	15,625	10,145	11,214

1 All fiscal years presented were 52-week
2 Assumes the conversion of potential common shares using the treasury stock method.
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
6 Does not include shareholders whose stock is held in the name of broker dealers or other nominees.

Reconciliation of the non-GAAP financial measure to the nearest GAAP measure:

	2014	2013	2012	2011	2010

Net income	$42,009	$57,806	$51,556	$50,942	$18,576
Expense to settle U.S. Government investigation	-	-	7,750	-	-
Restructuring expense, net of tax	4,376	-	-	-	-
After-tax interest expense	637	372	535	808	893
Adjusted net income *	$47,022	$58,178	$59,841	$51,750	$19,469

Total beginning shareholders’ investment	$256,537	$226,719	$210,848	$166,106	$203,965
Total ending shareholders’ investment	258,127	256,537	226,719	210,848	166,106
Total beginning interest bearing debt	35,000	-	40,000	40,000	40,000
Total ending interest bearing debt	60,000	35,000	-	40,000	40,000
Sum of invested capital	$609,664	$518,256	$477,567	$456,954	$450,071

Average invested capital*	$304,832	$259,128	$238,784	$228,477	$225,036

Return on invested capital *	15.4%	22.5%	25.1%	22.6%	8.7%

* Denotes Non-GAAP financial measure

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation
MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. Our testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. Our high-performance position sensors provide controls for a variety of industrial and vehicular applications. We had 2,180 employees and revenue of $564 million for the fiscal year ended September 27, 2014.

Company Strategy
Our goal is to grow profitably, generate strong cash flow, and deliver a strong return on invested capital to our shareholders by leveraging our leadership position in the research and development, product development and industrial and mobile equipment global end markets. Our desire is to be the innovation leader in creating test and measurement solutions to enable our customers’ success. Through innovation we believe we can create value for our customers which will drive our growth. There are four global macro-trends that will help enable this growth: energy scarcity; environmental concerns; globalization and the development of the emerging markets; and global demographics. These macro-trends have significant implications for our customers, such as increasing the demand for new and more innovative products and increasing our customers’ organizational complexity. We believe we have an excellent geographic footprint and are well positioned in both Test and Sensors to take advantage of these macro-trends and deliver significant profitable growth in the years ahead.

We are working toward our previously communicated goal of achieving $1 billion in annual revenue, margin expansion and top quartile Return on Invested Capital (“ROIC”). Economic conditions and the competitive environment will impact the timing of when the $1 billion goal is achieved. Our three priorities to achieve this goal are:

•	Accelerating innovation;

•	Capturing opportunities in the rapidly emerging markets; and

•	Realizing the potential of the Test service business

Our business model supports achieving our $1 billion revenue milestone through both organic growth and strategic acquisitions, assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on our opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We invested in earnest in fiscal year 2013 and will continue to moderately invest in future fiscal years.

Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. The fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 each consisted of 52 weeks.

Foreign Currency
Approximately 75% of our revenue has historically been derived from customers outside of the United States. Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Japanese Yen and the Chinese Yuan. A change in foreign exchange rates could positively or negatively affect our reported financial results.

Financial Results

Fiscal Year 2014 Compared to Fiscal Year 2013

Total Company

Orders and Backlog

The following is a comparison of fiscal year 2014 and fiscal year 2013 orders, separately identifying the estimated impact of currency translation:

		Estimated
	2014	Business Change	REI Acquisition	Currency Translation	2013
		(expressed in millions)
Orders	$615.6	$48.1	$2.1	$(2.0)	$567.4

Orders totaled $615.6 million, an increase of $48.2 million, or 8.5%, compared to orders of $567.4 million for fiscal year 2013. Fiscal year 2014 orders included eight large orders (equal to or in excess of $5.0 million) totaling $61.3 million. The large orders were comprised of six large Asian and two large Americas’ Test orders totaling $42.3 million and $19.0 million, respectively. Fiscal year 2013 orders included five large orders totaling $37.4 million, and included three large European and two large Americas’ Test orders totaling $22.2 million and $15.2 million, respectively. Excluding the large orders and currency, base orders increased 4.6%, reflecting 3.1% growth in Test, primarily in the Americas and Asia, as well as 11.3% growth in Sensor which experienced growth across all geographies.

The following is a comparison of fiscal year 2014 and fiscal year 2013 orders by geography:

Geography	2014	2013	Variance	% Variance
	(expressed in millions)
Americas	$188.7	$169.0	$19.7	11.7%
Europe	170.6	181.8	(11.2)	-6.2%
Asia	256.3	216.6	39.7	18.3%
Total Orders	$615.6	$567.4	$48.2	8.5%

Backlog of undelivered orders at September 27, 2014 was $326.5 million, an increase of $36.3 million, or 12.5%, compared to backlog of $290.2 million at September 28, 2013. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2014, one custom order in Test totaling approximately $11.1 million was cancelled. This order was booked in a previous fiscal year. During fiscal year 2013, one custom order in Test totaling approximately $2 million was cancelled. This order was booked in a previous fiscal year.

Results of Operations

The following is a comparison of fiscal year 2014 and fiscal year 2013 statements of operations (in millions, except per share data):

	2014	2013	Variance	% Variance
Revenue	$564.3	$569.4	$(5.1)	-0.9%
Cost of sales	340.7	337.5	3.2	0.9%
Gross profit	223.6	231.9	(8.3)	-3.6%
Gross margin	39.6%	40.7%	-1.1%	pts

Operating expenses:
Selling and marketing	88.1	81.0	7.1	8.8%
General administrative	51.4	48.1	3.3	6.9%
Research and development	23.8	22.8	1.0	4.4%
Total operating expenses	163.3	151.9	11.4	7.5%
Income from operations	60.3	80.0	(19.7)	-24.6%
Interest expense, net	(0.7)	(0.3)	(0.4)	133.3%
Other expense, net	(1.2)	(0.4)	(0.8)	200.0%

Income before income taxes	58.4	79.3	(20.9)	-26.4%
Provision for income taxes	16.4	21.5	(5.1)	-23.7%
Net income	$42.0	$57.8	$(15.8)	-27.3%

Diluted earnings per share	$2.73	$3.64	$(0.91)	-25.0%

The following is a comparison of fiscal year 2014 and fiscal year 2013 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
	2014	Business Change	REI Acquisition	Currency Translation	2013
		(expressed in millions)
Revenue	$564.3	$(7.3)	$2.3	$(0.1)	$569.4
Cost of sales	340.7	0.8	1.8	0.6	337.5
Gross profit	223.6	(8.1)	0.5	(0.7)	231.9
Gross margin	39.6%		23.0%		40.7%

Operating expenses:
Selling and marketing	88.1	6.8	0.2	0.1	81.0
General administrative	51.4	2.8	0.3	0.2	48.1
Research and development	23.8	0.9	-	0.1	22.8
Total operating expenses	163.3	10.5	0.5	0.4	151.9
Income from operations	$60.3	$(18.6)	$-	$(1.1)	$80.0

Revenue
Revenue was $564.3 million, a decrease of $5.1 million, or 0.9%, compared to revenue of $569.4 million for fiscal year 2013. This decrease was driven by lower beginning of period backlog and a higher content of slower turning backlog in Test, partially offset by higher beginning of period backlog and increased order volume in Sensors and increased service revenue in Test. Test revenue decreased 3.4% to $458.1 million, while Sensors revenue increased 11.4% to $106.2 million.

The following is a comparison of fiscal year 2014 and fiscal year 2013 revenue by geography:

Geography	2014	2013	Variance	% Variance
	(expressed in millions)
Americas	$176.1	$165.6	$10.5	6.3%
Europe	179.1	178.6	0.5	0.3%
Asia	209.1	225.2	(16.1)	-7.1%
Total Revenue	$564.3	$569.4	$(5.1)	-0.9%

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

As previously disclosed, productivity benefits from investments in Test business processes were expected to result in $4 to $5 million of cost savings during fiscal year 2014, with such cost savings reinvested primarily in the Test business to enable our long-term growth objectives. We achieved cost savings substantially in line with the Company’s expectations. Associated with these savings, we initiated workforce reduction and other cost reduction actions throughout fiscal year 2014. As a result of these cost reduction actions, we incurred severance and related costs. During fiscal year 2014, we incurred severance and related costs of $6.3 million, of which $3.5 million, $1.8 million, and $1.0 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

Gross profit
Gross profit was $223.6 million, a decrease of $8.3 million, or 3.6%, compared to gross profit of $231.9 million for fiscal year 2013. Gross profit as a percentage of revenue was 39.6%, a decrease of 1.1 percentage points from 40.7% for fiscal year 2013. The previously mentioned severance and related costs of $3.5 million unfavorably impacted gross profit as a percentage of revenue by 0.6 percentage points. In addition, unfavorable product mix from a higher proportion of revenue from lower margin products decreased our gross margin percent by 1.2 percentage points. These unfavorable factors were partially offset by a 0.5 percentage point increase in gross margin primarily driven by the favorable impact of an increase in Sensors revenue, which is higher margin, compared to total Company revenue and a reduction in various miscellaneous manufacturing expenses.

Selling and Marketing Expense
Selling and marketing expense was $88.1 million, an increase of $7.1 million, or 8.8%, compared to $81.0 million for fiscal year 2013. The increase was driven by higher compensation and benefits resulting from increased headcount, higher sales commissions based on the increase in orders, as well as the previously mentioned severance and related costs of $1.8 million during fiscal year 2014. Selling and marketing expense as a percentage of revenue was 15.6%, compared to 14.2% fiscal year 2013.

General and Administrative Expense
General and administrative expense was $51.4 million, an increase of $3.3 million, or 6.9%, compared to $48.1 million for fiscal year 2013. The increases were primarily driven by higher compensation and benefits driven by increased headcount of $2.6 million, higher legal expenses of $1.8 million, as well the previously mentioned severance and related costs of $1.0 million which was partially offset by lower consulting fees of $1.7 million and other miscellaneous expenses of $0.5 million in fiscal year 2014. General and administrative expense as a percentage of revenue was 9.1%, compared to 8.4% for fiscal year 2013.

Research and Development Expense
Research and development expense was $23.8 million, an increase of $1.0 million, or 4.4%, compared to $22.8 million for fiscal year 2013. This increase was driven by higher compensation and benefits resulting from increased headcount in both Test and Sensors. Research and development expense as a percentage of revenue for fiscal year 2014 was 4.2%, compared to 4.0% for fiscal year 2013.

Income from Operations
Income from operations was $60.3 million, a decrease of $19.7 million, or 24.6%, compared to income from operations of $80.0 million for fiscal year 2013. Excluding the previously mentioned severance and related costs of $6.3 million, income from operations decreased 16.8% for fiscal year 2014, driven by the $8.3 million decrease in gross profit and a $5.1 million increase in operating expenses resulting from ongoing investments for growth in sales and research and development. Operating income as a percentage of revenue was 10.7%, compared to 14.0% for fiscal year 2013.

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

Interest Expense, net
Net interest expense was $0.7 million, compared to net interest expense of $0.3 million for fiscal year 2013. The increase was driven by a relatively higher level of outstanding borrowings under the Company’s credit facility during fiscal year 2014 compared to fiscal year 2013.

Other (Expense) Income, net
Other expense, net was $1.2 million of net other expense, compared to net other expense of $0.4 million for fiscal year 2013. This increase in net expense was primarily driven by $0.6 million of royalty income in fiscal year 2013 that we did not receive in fiscal year 2014.

Provision for Income Taxes
Provision for income taxes totaled $16.4 million, a decrease of $5.1 million, compared to $21.5 million for fiscal year 2013. The decrease was primarily due to decreased income before income taxes. The effective tax rate for the fiscal year was 28.1%, an increase of 1.0 percentage point compared to 27.1% for fiscal year 2013. The tax rate was unfavorably impacted by lower R&D tax credits in the current year due to the expiration of the R&D tax credit. Both fiscal years 2013 and 2014 had one-time tax benefits associated with R&D tax credits that caused the Company’s effective tax rate to be lower than it has been historically.

Net Income
Net income was $42.0 million, a decrease of $15.8 million, compared to $57.8 million for fiscal year 2013. The decrease was primarily driven by lower income from operations. Earnings per diluted share were $2.73, a decrease of $0.91 per share, or 25.0%, compared to $3.64 per share for fiscal year 2013. The previously mentioned $6.3 million charge for severance and related costs in fiscal year 2014 negatively impacted earnings per diluted share by $0.28.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of fiscal year 2014 and fiscal year 2013 orders for Test, separately identifying the estimated impact of currency translation:

		Estimated
	2014	Business Change	REI Acquisition	Currency Translation	2013
		(expressed in millions)
Orders	$507.2	$36.9	$2.1	$(1.8)	$470.0

Orders totaled $507.2 million, an increase of $37.2 million, or 7.9% compared to orders of $470.0 million for fiscal year 2013, primarily driven by 3.1% growth in base orders as well as variability in large orders. Large orders for fiscal year 2014 were $61.3 million. There were six large orders in Asia and two large orders in the Americas totaling $42.3 million and $19.0 million, respectively. Orders in Asia consisted of two orders totaling $17.2 million in the structures market and four orders totaling $25.1 million in the ground vehicles market. Orders in Americas consisted of two orders totaling $19.0 million, one of which was a $12.2 million order in the ground vehicles market and the other was a $6.8 million order in the structures market. Large orders in fiscal year 2013 totaled $37.4 million and included three large European orders in the ground vehicles market totaling approximately $22.2 million. In addition, fiscal year 2013 orders included two large Americas’ orders in the ground vehicles market totaling approximately $15.2 million. Currency translation unfavorably impacted orders by approximately $1.8 million. Test accounted for 82.4% of total Company orders, compared to 82.8% for fiscal year 2013.

The following is a comparison of fiscal year 2014 and fiscal year 2013 orders for Test by geography:

Geography	2014	2013	Variance	% Variance
	(expressed in millions)
Americas	$157.3	$140.4	$16.9	12.0%
Europe	116.1	133.9	(17.8)	-13.3%
Asia	233.8	195.7	38.1	19.5%
Total Orders	$507.2	$470.0	$37.2	7.9%

Backlog of undelivered orders at September 27, 2014 was $310.0 million, an increase of 12.7% from backlog of $275.0 million at September 28, 2013. As previously mentioned, backlog at the end of fiscal year 2014 was negatively impacted by a custom order in Test totaling approximately $11.1 million that was cancelled during the Second Quarter of fiscal year 2014. Also, as previously mentioned, backlog at the end of fiscal year 2013 was negatively impacted by the cancellation of one custom order totaling approximately $2.0 million.

Results of Operations

The following is a comparison of fiscal year 2014 and fiscal year 2013 results of operations for Test separately identifying the estimated impact of currency translation and the impact of the REI acquisition completed in fiscal year 2014:

		Estimated
	2014	Business Change	REI Acquisition	Currency Translation	2013
	(expressed in millions)
Revenue	$458.1	$(18.5)	$2.3	$0.2	$474.1
Cost of sales	292.7	(5.8)	1.8	0.6	296.1
Gross profit	165.4	(12.7)	0.5	(0.4)	178.0
Gross margin	36.1%		23.0%		37.5%

Operating expenses:
Selling and marketing	68.4	4.5	0.2	0.3	63.4
General administrative	40.0	3.2	0.3	0.2	36.3
Research and development	17.1	(0.2)	-	-	17.3
Total operating expenses	125.5	7.5	0.5	0.5	117.0
Income from operations	$39.9	$(20.2)	$-	$(0.9)	$61.0

Revenue
Revenue was $458.1 million, a decrease of $16.0 million, or 3.4%, compared to revenue of $474.1 million for fiscal year 2013, including an estimated $0.2 million favorable impact of currency translation. This decrease was primarily driven by lower beginning of period backlog as well as the timing of conversion of custom order backlog, partially offset by growth in service and standard products.

The following is a comparison of fiscal year 2014 and fiscal year 2013 revenue for Test by geography:

Geography	2014	2013	Variance	% Variance
	(expressed in millions)
Americas	$144.6	$138.3	$6.3	4.6%
Europe	126.9	131.2	(4.3)	-3.3%
Asia	186.6	204.6	(18.0)	-8.8%
Total Revenue	$458.1	$474.1	$(16.0)	-3.4%

Gross Profit
Gross profit was $165.4 million, a decrease of $12.6 million, or 7.1%, compared to gross profit of $178.0 million for fiscal year 2013. Gross profit as a percentage of revenue was 36.1%, a decrease of 1.4 percentage points from 37.5% for fiscal year 2013. The previously mentioned severance and related costs of $3.5 million unfavorably impacted gross profit as a percentage of revenue by 0.8 percentage points. Excluding these costs, the gross margin rate decreased by 0.6 percentage points. The decreased gross profit rate was driven by decreased Test volume, unfavorable product mix from a higher content of custom projects partially offset by reductions in compensation and benefits from lower than expected variable rate compensation and discretionary contributions related to an employee retirement plan.

Selling and Marketing Expense
 Selling and marketing expense was $68.4 million, an increase of $5.0 million, or 7.9%, compared to $63.4 million for fiscal year 2013. The increase was driven by continued investment in sales expansion to drive future revenue growth, higher sales commissions due to the increase in orders, as well as the previously mentioned severance and related costs of $1.8 million in fiscal year 2014. The continued investment in sales expansion primarily consists of higher compensation and benefits resulting from increased headcount. Selling and marketing expense as a percentage of revenue was 14.9%, compared to 13.4% for fiscal year 2013.

General and Administrative Expense
General and administrative expense was $40.0 million, an increase of $3.7 million, or 10.2%, compared to $36.3 million for fiscal year 2013. This increase was primarily driven by higher legal expenses, higher compensation and benefits driven by increased headcount, as well as the previously mentioned severance and related costs of $1.0 million in fiscal year 2014. These increases were partially offset by a lower level of investment in productivity and infrastructure initiatives. General and administrative expense as a percentage of revenue was 8.7%, compared to 7.7% for fiscal year 2013.

Research and Development Expense
Research and development expense was $17.1 million, a decrease of $0.2 million, or 1.2%, compared to $17.3 million for fiscal year 2013. This decrease was primarily driven by the re-allocation of certain engineering resources to work on backlog conversion. Research and development expense as a percentage of revenue was 3.7% on lower volume, compared to 3.6% for fiscal year 2013.

Income from Operations
Income from operations was $39.9 million, a decrease of $21.1 million, or 34.6%, compared to income from operations of $61.0 million for fiscal year 2013. Excluding the previously mentioned severance and related costs of $6.3 million, income from operations decreased 24.3%, driven by decreased gross profit as well as an $8.5 million increase in operating expenses. Operating income as a percentage of revenue was 8.7%, compared to 12.9% for fiscal year 2013.

Sensors Segment

Orders and Backlog

The following is a comparison of fiscal year 2014 and fiscal year 2013 orders for Sensors, separately identifying the estimated impact of currency translation:

		Estimated
	2014	Business Change	Currency Translation	2013
	(expressed in millions)
Orders	$108.4	$11.2	$(0.2)	$97.4

Orders totaled $108.4 million, an increase of $11.0 million, or 11.3% compared to orders of $97.4 million for fiscal year 2013. The industrial and mobile hydraulic markets were up 9.0% and 26.0%, respectively, driven by strong demand in all geographic regions. Sensors accounted for 17.6% of total Company orders, compared to 17.2% for fiscal year 2013.

The following is a comparison of fiscal year 2014 and fiscal year 2013 orders for Sensors by geography:

Geography	2014	2013	Variance	% Variance
	(expressed in millions)
Americas	$31.4	$28.6	$2.8	9.8%
Europe	54.5	47.9	6.6	13.8%
Asia	22.5	20.9	1.6	7.7%
Total Orders	$108.4	$97.4	$11.0	11.3%

Backlog of undelivered orders at September 27, 2014 was $16.5 million, an increase of 8.6% compared to backlog of $15.2 million at September 28, 2013.

Results of Operations

The following is a comparison of fiscal year 2014 and fiscal year 2013 results of operations for the Sensors segment, separately identifying the estimated impact of currency translation:

		Estimated
	2014	Business Change	Currency Translation	2013
	(expressed in millions)
Revenue	$106.2	$11.2	$(0.3)	$95.3
Cost of sales	48.0	6.6	-	41.4
Gross profit	58.2	4.6	(0.3)	53.9
Gross margin	56.6%		0.0%	56.6%

Operating expenses:
Selling and marketing	19.7	2.3	(0.2)	17.6
General administrative	11.4	(0.4)	-	11.8
Research and development	6.7	1.1	0.1	5.5
Total operating expenses	37.8	3.0	(0.1)	34.9
Income from operations	$20.4	$1.6	$(0.2)	$19.0

Revenue
Revenue was $106.2 million, an increase of $10.9 million, or 11.4%, compared to revenue of $95.3 million for fiscal year 2013. The increase was primarily driven by higher beginning of period backlog and increased order volume.

The following is a comparison of fiscal year 2014 and fiscal year 2013 revenue for the Sensors segment by geography:

Geography	2014	2013	Variance	% Variance
	(expressed in millions)
Americas	$31.5	$27.3	$4.2	15.4%
Europe	52.2	47.4	4.8	10.1%
Asia	22.5	20.6	1.9	9.2%
Total Revenue	$106.2	$95.3	$10.9	11.4%

Gross Profit
Gross profit was $58.2 million, an increase of $4.3 million, or 8.0%, compared to gross profit of $53.9 million for fiscal year 2013. Gross profit as a percentage of revenue was 56.6%, flat compared to fiscal year 2013.

Selling and Marketing Expense
Selling and marketing expense was $19.7 million, an increase of $2.1 million, or 11.9%, compared to $17.6 million for fiscal year 2013. This increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth. Selling and marketing expense as a percentage of revenue was 18.5%, flat compared to fiscal year 2013.

General and Administrative Expense
General and administrative expense was $11.4 million, a decrease of $0.4 million, or 3.4%, compared to $11.8 million for fiscal year 2013. This decrease was primarily driven by expenses recognized in fiscal year 2013 related to senior management transition. General and administrative expense as a percentage of revenue was 10.7%, compared to 12.4% for fiscal year 2013.

Research and Development Expense
Research and development expense was $6.7 million, an increase of $1.2 million, or 21.8%, compared to $5.5 million for fiscal year 2013. This increase was primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue was 6.3%, compared to 5.8% for fiscal year 2013.

Income from Operations
Income from operations was $20.4 million, an increase of $1.4 million, or 7.4%, compared to income from operations of $19.0 million for fiscal year 2013. The increase was driven by higher gross profit, partially offset by increased operating expenses. Operating income as a percentage of revenue was 19.2% on higher volume of sales, compared to 19.9% for fiscal year 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

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

Results of Operations

The following is a comparison of fiscal year 2013 and fiscal year 2012 statements of operations (in millions, except per share data):

	2013	2012	Variance	% Variance
Revenue	$569.4	$542.3	$27.1		5.0%
Cost of sales	337.5	306.1	31.4		10.3%
Gross profit	231.9	236.2	(4.3)		-1.8%
Gross margin	40.7%	43.6%	-2.9%	pts

Operating expenses:
Selling and marketing	81.0	74.6	6.4		8.6%
General administrative	48.1	51.4	(3.3)		-6.4%
Research and development	22.8	21.9	0.9		4.1%
U.S. Government settlement	-	7.8	(7.8)		NM
Total operating expenses	151.9	155.7	(3.8)		-2.4%
Income from operations	80.0	80.5	(0.5)		-0.6%
Interest expense, net	(0.3)	(0.3)	-		0.0%
Other (expense) income, net	(0.4)	(0.4)	-		NM

Income before income taxes	79.3	79.8	(0.5)		-0.6%
Provision for income taxes	21.5	28.2	(6.7)		-23.8%
Net income	$57.8	$51.6	$6.2		12.0%

Diluted earnings per share	$3.64	$3.21	$0.43		13.4%

The following is a comparison of fiscal year 2013 and fiscal year 2012 results of operations, separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Revenue	$569.4	$35.2	$(8.1)	$542.3
Cost of sales	337.5	37.1	(5.7)	306.1
Gross profit	231.9	(1.9)	(2.4)	236.2
Gross margin	40.7%		0.0%	43.6%

Operating expenses:
Selling and marketing	81.0	7.4	(1.0)	74.6
General administrative	48.1	(3.2)	(0.1)	51.4
Research and development	22.8	0.9	-	21.9
U.S. Government settlement	-	(7.8)	-	7.8
Total operating expenses	151.9	(2.7)	(1.1)	155.7
Income from operations	$80.0	$0.8	$(1.3)	$80.5

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

Gross profit
Gross profit was $231.9 million, a decrease of $4.3 million, or 1.8%, compared to gross profit of $236.2 million for fiscal year 2012. Gross profit as a percentage of revenue was 40.7%, a decrease of 2.9 percentage points from 43.6% for fiscal year 2012. This decrease reflects an unfavorable mix, primarily resulting from a higher proportion of lower-margin custom development products in Test. The gross profit rate was also negatively impacted by approximately 1 percentage point from continued investment in productivity and infrastructure initiatives in Test, and 1 percentage point from lower engineering labor utilization and higher warranty expense in Test. The productivity and infrastructure initiatives that impact gross profit are focused on the building of a scalable enterprise and include investments in our operating system and service delivery system. These investments continued into fiscal year 2014.

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

Provision for Income Taxes
Provision for income taxes totaled $21.5 million, a decrease of $6.7 million, compared to $28.2 million for fiscal year 2012. This decrease was primarily due to a lower effective tax rate. The effective tax rate for the fiscal year was 27.1%, a decrease of 8.3 percentage points compared to 35.4% for fiscal year 2012. During fiscal year 2013, the tax rate was favorably impacted by approximately 3.7 percentage points due to new favorable guidance and legislation related to the U.S. R&D tax credit. Also, the effective tax rate for fiscal year 2012 was unfavorably impacted by approximately 3.6 percentage points due to the recognition of the previously mentioned $7.8 million of costs related to the U.S. Government settlement which were nondeductible for income tax purposes.

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

Results of Operations

The following is a comparison of fiscal year 2013 and fiscal year 2012 results of operations for Test separately identifying the estimated impact of currency translation:

		Estimated
	2013	Business Change	Currency Translation	2012
	(expressed in millions)
Revenue	$474.1	$37.4	$(5.3)	$442.0
Cost of sales	296.1	38.6	(4.6)	262.1
Gross profit	178.0	(1.2)	(0.7)	179.9
Gross margin	37.5%		0.0%	40.7%

Operating expenses:
Selling and marketing	63.4	4.2	(0.4)	59.6
General administrative	36.3	(3.0)	0.2	39.1
Research and development	17.3	0.5	-	16.8
U.S. Government settlement	-	(6.1)	-	6.1
Total operating expenses	117.0	(4.4)	(0.2)	121.6
Income from operations	$61.0	$3.2	$(0.5)	$58.3

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

Gross Profit
Gross profit was $178.0 million, a decrease of $1.9 million, or 1.1%, compared to gross profit of $179.9 million for fiscal year 2012. Gross profit as a percentage of revenue was 37.5%, a decrease of 3.2 percentage points from 40.7% for fiscal year 2012. Of the reduced gross profit rate, approximately 2 percentage points resulted from an unfavorable mix of lower-margin products and services, 1 percentage point resulted from increased warranty expense, and 1 percentage point resulted from continued investment in productivity and infrastructure initiatives. These decreases were partially offset by increased leverage on higher volume. As previously mentioned, the productivity and infrastructure initiatives that impact gross profit are focused on the building of a scalable enterprise and include investments in our operating system and service delivery system. These investments continued into fiscal year 2014.

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

Revenue
Revenue was $95.3 million, a decrease of $5.0 million, or 5.0%, compared to revenue of $100.3 million for the fiscal year 2012. This decrease was primarily driven by lower beginning backlog of 21.6% and an estimated $2.8 million unfavorable impact of currency translation.

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

Cash Flow Comparison - Fiscal Years 2014, 2013 and 2012

Total cash and cash equivalents increased $12.1 million during fiscal year 2014. This increase was driven by earnings of $61.9 million, $25.0 million in proceeds received from borrowings on the credit facility and $7.6 million of proceeds from the exercise of stock options and stock purchases under our employee stock purchase plan. These increases were partially offset by purchases of our common stock of $31.0 million, investment in property and equipment of $20.0 million, dividend payments of $18.3 million, $14.2 million in cash payments associated with the acquisition of REI and $7.5 million for increased working capital requirements.

Total cash and cash equivalents decreased $31.5 million during fiscal year 2013. This decrease was driven by $77.9 million for increased working capital requirements, investment in property and equipment of $29.7 million, purchases of our common stock of $24.8 million, and dividend payments of $19.1 million. These decreases were partially offset by earnings of $76.4 million, $35.0 million in proceeds received from borrowings on the credit facility and $8.6 million of proceeds from the exercise of stock options.

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

Cash flow from operating activities provided cash totaling $64.7 million during fiscal year 2014, compared to cash use of $2.1 million in fiscal year 2013 and cash provided of $65.0 million in fiscal year 2012. Fiscal year 2014 cash flow from operating activities was primarily driven by earnings of $42.0 million.

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

Cash flow from investing activities required the use of cash totaling $34.2 million during fiscal year 2014, compared to the use of cash totaling $29.7 million and $15.6 million during fiscal year 2013 and 2012, respectively. The cash usage for fiscal year 2014 was due to $14.2 million in payments associated with the acquisition of REI and a $20.0 million investment in property and equipment. The cash usage for fiscal years 2013 and 2012 represents investment in property and equipment.

Cash flow from financing activities used cash totaling $15.9 million during fiscal year 2014, compared to cash provided of $1.3 million in fiscal year 2013 and the use of cash totaling $72.5 million in fiscal year 2012. The cash usage for fiscal year 2014 was primarily due to use of $31.0 million to purchase approximately 450,000 shares of our common stock, including purchases of stock related to stock-based compensation arrangements of $0.4 million and cash dividend payments totaling $18.3 million, partially offset by $24.6 million in proceeds from short-term borrowings and $7.6 million received from stock option exercises and stock purchases under our employee stock purchase plan.

The cash provided for fiscal year 2013 was primarily due to $35.0 million of borrowings on our credit facility and $8.6 million received from stock option exercises and stock purchases under our employee stock purchase plan, partially offset by purchases of our common stock in an amount of $24.8 million, including purchases of stock related to stock-based compensation arrangements of $0.5 million, and payment of cash dividends of $19.1 million.

During fiscal year 2012, our cash usage primarily resulted from a $40.0 million repayment of all outstanding borrowings on our credit facility, purchases of our common stock of $35.3 million, including purchases of stock related to stock-based compensation arrangements of $0.3 million, and payment of cash dividends of $15.9 million. These cash usages were partially offset by $17.9 million received from stock option exercises and stock purchases under our employee stock purchase plan.

Liquidity and Capital Resources
We had cash and cash equivalents of $60.4 million at September 27, 2014. Of this amount, approximately $20.3 million was located in North America, $22.0 million in Europe, and $18.1 million in Asia. Of the $42.9 million of cash located outside of the U.S., approximately $22.6 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. At September 27, 2014, we held no short-term investments.

At September 27, 2014, our capital structure was comprised of $60.0 million in short-term debt and $258.1 million in Shareholders’ Investment. Total interest-bearing debt at September 27, 2014 was $60.0 million. The borrowings on the credit facility include, at our discretion, optional month-to-month term renewals and loan repricing until September 2019. Under the terms of the credit facility, we have agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At September 27, 2014, we were in compliance with these financial covenants.

Shareholders’ Investment increased by $29.8 million during fiscal year 2014, primarily due to higher net income of $42.0 million and $7.6 million received from stock option exercises and stock purchases under our employee stock purchase plan, partially offset by $31.0 million in purchases of our common stock and $18.3 million in dividends declared and paid.

We believe that our liquidity, represented by funds available from cash, cash equivalents, credit facility, and anticipated cash from operations are adequate to fund ongoing operations for the short-term and long-term internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

At September 27, 2014, our contractual obligations were as follows:

		Payments Due by Period (expressed in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$10,474	$4,208	$4,253	$1,106	$907
Other Long-Term Obligations(2)	14,740	2,185	2,893	2,592	7,070
Total	$25,214	$6,393	$7,146	$3,698	$7,977

(1)

Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. At September 27, 2014, our long-term liability for uncertain tax positions was $6.0 million.

(2)

Other long-term obligations include liabilities under pension and other retirement plans as well as $0.7 million for the REI contingent consideration earn-out. Refer to footnote 11 regarding this estimated contingent consideration.

At September 27, 2014, we had letters of credit and guarantees outstanding totaling $21.2 million and $24.7 million, respectively, primarily to bond advance payments and performance guarantees related to customer contracts in Test. Our operating leases are primarily for office space and automobiles.

Off-Balance Sheet Arrangements
At the end of fiscal year 2014, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of September 27, 2014, the Company has three reporting units, all of which are assigned goodwill. At September 27, 2014, the Test reporting unit was assigned $15.0 million of goodwill which includes the former SANS reporting unit, REI was assigned $9.6 million as a result of the June 17,, 2014 acquisition and the Sensors reporting unit was assigned $1.5 million of goodwill. At September 28, 2013, we had three reporting units, of which the SANS reporting unit and the Sensors reporting unit were assigned goodwill. There was no goodwill assigned to the Test reporting unit. During the fourth quarter of fiscal year 2014, we determined the former SANS reporting unit should be aggregated with the Test reporting unit as it has become fully integrated within our Test reporting unit. Prior to aggregating the former reporting unit, we performed a test to determine whether or not there was any impairment of the $15.0 million in goodwill assigned to SANS and determined that no impairment exists. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with customers (Topic 606)”. This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2016, which is the Company’s fiscal year 2018. Early adoption is not permitted. The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations, or disclosures.

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

Selected quarterly financial information for the fiscal years ended September 27, 2014 and September 28, 2013 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(expressed in thousands, except per share data)
2014
Revenue	$138,410	$137,343	$145,471	$143,104	$564,328
Gross profit	54,539	55,534	57,695	55,875	223,643
Income before income taxes	13,695	11,938	17,193	15,617	58,443
Net income	$9,145	$7,779	$14,144	$10,941	$42,009
Earnings per share:
Basic	$0.60	$0.51	$0.93	$0.72	$2.76
Diluted	$0.59	$0.50	$0.93	$0.71	$2.73

2013
Revenue	$142,668	$136,917	$135,059	$154,795	$569,439
Gross profit	56,602	53,905	54,596	66,836	231,939
Income before income taxes	20,515	14,519	16,783	27,437	79,254
Net income	$13,783	$11,061	$11,547	$21,415	$57,806
Earnings per share:
Basic	$0.88	$0.70	$0.73	$1.38	$3.69
Diluted	$0.87	$0.69	$0.72	$1.36	$3.64

Forward Looking Statements
Statements contained in this Annual Report on Form 10-K including, but not limited to, the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Foreign Currency Exchange Risk
Approximately 74% of our revenue has historically been derived from customers outside of the United States and about 68% of this revenue (approximately 50% of our total revenue) is denominated in currencies other than the U.S. dollar. Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Foreign Currency Exchange Rates

	2014	2013	2012
	(expressed in thousands)
(Decrease) increase from currency translation on:
Orders	$(1,994)	$(6,460)	$(10,006)
Revenue	(85)	(8,091)	(8,453)
Net Income	$(736)	$(920)	$(697)

The estimated net effect of currency translation on orders, revenue, and net income was unfavorable in fiscal year 2014 in comparison to fiscal year 2013, primarily driven by the unfavorable translation impact associated with the relative strengthening in the value of the U.S. dollar against the Japanese Yen throughout fiscal year 2014 compared to fiscal year 2013. This was partially offset by a favorable translation impact associated with the relative weakening in the value of the U.S. dollar against the Euro, Great British Pound, and Chinese Yuan throughout fiscal year 2014 as compared to fiscal year 2013.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2014 revenue of approximately $25.0 million.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within Accumulated Other Comprehensive Income in the Consolidated Balance Sheet. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statement of Income, or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from Accumulated Other Comprehensive Income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $1.4 million in fiscal year 2014, a net loss of $1.7 million in fiscal year 2013, and a net loss of $1.8 million in fiscal year 2012. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

At September 27, 2014, we had cash and cash equivalents of $60.4 million, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $0.6 million on an annualized basis.

Our short-term borrowings outstanding at the end of fiscal year 2014 consisted of $60.0 million utilization of the revolving credit facility. Borrowings under the credit facility require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical increase or decrease of 1 percentage point in interest rates, assuming all other variables were held constant, would increase or decrease interest expense by approximately $0.3 million on an annualized basis.

At September 27, 2014, a discount rate of 2.5% and an expected rate increase in future compensation levels of 3.4% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of the Company’s international subsidiaries.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto described in Item 15 of this Annual Report on Form 10-K, and appearing on pages F-1 through F-39 of this report, are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under The Securities Exchange Act of 1934 (the “Exchange Act”,). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2014, our disclosure controls and procedures were effective. MTS acquired REI during 2014, and management excluded REI from its assessment of internal control over financial reporting as of September 17, 2014.

There were no changes that occurred during the fiscal quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal controls over financial reporting as of September 27, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment using this framework, management concluded that our internal control over financial reporting is effective as of September 27, 2014.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of this audit, has issued its report, included in the financial statements incorporated by reference into Item 8, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited MTS Systems Corporation’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ”Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A(b) of the Company’s September 27, 2014 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MTS Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

MTS Systems Corporation acquired Roehrig Engineering, Inc. during 2014, and management excluded from its assessment of the effectiveness of MTS Systems Corporation’s internal control over financial reporting as of September 27, 2014, Roehrig Engineering, Inc.’s internal control over financial reporting associated with total assets of $17,293,000 and total revenues of $2,294,000 included in the consolidated financial statements of MTS Systems Corporation and subsidiaries as of and for the year ended September 27, 2014. Our audit of internal control over financial reporting of MTS Systems Corporation also excluded an evaluation of the internal control over financial reporting of Roehrig Engineering, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 27, 2014, and September 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended September 27, 2014, and our report dated November 26, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule

/s/ KPMG LLP

Minneapolis, Minnesota
November 26, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information with respect to our directors, our Code of Conduct, compliance with Section 16(a) of the Securities Exchange Act of 1934, and our Audit Committee, including our Audit Committee financial experts, is incorporated by reference to the information set forth under the headings “Election of Directors” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2015.

Executive Officers serve at the discretion of and are elected by our Board of Directors. The business experience of the Executive Officers over the last five years, their age and the year in which such person became an Executive Officer are as follows:

Officer	Business Experience	Age	Executive Officer Since

Jeffrey A. Graves, President and Chief Executive Officer	President and Chief Executive Officer since May 2012. President and Chief Executive Officer of C&D Technologies, Inc., a global manufacturer of energy storage systems, from July 2005 to May 2012.	53	2012

Susan E. Knight, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since November 2011. Vice President and Chief Financial Officer from October 2001 to October 2011.	60	2001

William E. Bachrach, Senior Vice President, Sensors and Test	Senior Vice President and General Manager of Sensors and Test since October 2014. Senior Vice President, Sensors from March 2013 to October 2014. Chief Operating Officer of ROAM Data, a global payment solutions provider, from 2010 to March 2013; and President of Murata Power Solutions (formerly C&D Technologies Power Systems) from 2005 to 2009.	55	2013

Steven G. Mahon, Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	Senior Vice President, General Counsel and Chief Compliance Officer since October 2011; Corporate Secretary since August 2012. Vice President & Assistant General Counsel for Alliant Techsystems Inc., an aerospace, defense and sporting goods manufacturer, from January 2003 to September 2011.	53	2011

Kristin E. Trecker, Senior Vice President and Chief Human Resources Officer	Senior Vice President and Chief Human Resources Officer since August 2012. Vice President and Chief Human Resources Officer from February 2012 to August 2012. Senior Vice President of Human Resources for Lawson Software, Inc., an enterprise software provider, from 2006 to July 2011.	49	2012

Mark D. Losee, Senior Vice President and Chief Information Officer	Senior Vice President and Chief Information Officer since September 2012. Director of IT from January 2012 to September 2012. Global Account Executive for Johnson Controls, Inc., a global diversified technology and industrial business developer, from August 2009 to January 2012. Vice President, IT and Shared Services for Medtronic, Inc. for more than five years prior to his departure in August 2009.	57	2012

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under headings “Executive Compensation,” “Election of Directors – Non-Employee Director Compensation,” and “Other Information – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information set forth under the heading “Other Information - Security Ownership of Principal Shareholders and Management” and “- Information Regarding Equity Compensation Plans” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth under the headings “Election of Directors – Other Information Regarding the Board” and “Other Information – Related Party Transactions” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 10, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 10, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – September 27, 2014 and September 28, 2013

Consolidated Statements of Income for the Fiscal Years Ended September 27, 2014, September 28, 2013 and September 29, 2012

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 27, 2014, September 28, 2013 and September 29, 2012

Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended September 27, 2014, September 28, 2013 and September 29, 2012

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 27, 2014, September 28, 2013 and September 29, 2012

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

10.4

First Amendment to the Company’s 2006 Stock Incentive Plan, First Amendment to the Company’s Executive Variable Compensation Plan, amendments to the Company’s Executive Deferred Compensation Plan (2005), and incorporated by reference to Exhibits 10.1, 10.2and 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed October 27, 2008.

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

10.15

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement – Director under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.16

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Agreement – Non-Employee Director under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.17

Uniform Terms and Conditions Applicable to Non-Employee Director Restricted Stock Unit Grants under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.18

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement – Employee under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.19

Uniform Terms and Conditions Applicable to Employee Restricted Stock Unit Grants under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.20

Notice of Grant of Non-Qualified Stock Options and Option Agreement – Employee under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.21

Uniform Terms and Conditions Applicable to Employee Option Grants under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.

10.22	Letter Agreement, dated as of March 31, 2012, between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2012.

10.23

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

10.26	Executive Severance Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2013.

10.27	Executive Change in Control Severance Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2013.

10.28

Credit Agreement, dated as of September 24, 2014, among the Company; U.S. Bank National Association; HSBC Bank USA, National Association; Wells Fargo Bank, National Association; JPMorgan Chase Bank, N.A.; J.P. Morgan Securities LLC; and Wells Fargo Securities LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 25, 2014.

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS **	XBRL Instance Document (filed herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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

Date: November 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY A. GRAVES	President and	November 26, 2014
Jeffrey A. Graves	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ SUSAN E. KNIGHT	Chief Financial Officer	November 26, 2014
Susan E. Knight	and Senior Vice President
(Principal Financial Officer and
Principal Accounting Officer)

/s/ DAVID J. ANDERSON	Non-Executive	November 26, 2014
David J. Anderson	Chair of the Board

/s/ JEAN-LOU CHAMEAU	Director	November 26, 2014
Jean-Lou Chameau

/s/ DAVID D. JOHNSON	Director	November 26, 2014
David D. Johnson

/s/ EMILY M. LIGGETT	Director	November 26, 2014
Emily M. Liggett

/s/ RANDY J. MARTINEZ	Director	November 26, 2014
Randy J. Martinez

/s/ BARB J. SAMARDZICH	Director	November 26, 2014
Barb J. Samardzich

/s/ MICHAEL V. SCHROCK	Director	November 26, 2014
Michael V. Schrock

/s/ GAIL P. STEINEL	Director	November 26, 2014
Gail P. Steinel

/s/ CHUN HUNG (KENNETH) YU	Director	November 26, 2014
Chun Hung (Kenneth) Yu

MTS Systems Corporation and Subsidiaries

Schedule	Description

II	Summary of Consolidated Allowances For Doubtful Accounts	F-39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of September 27, 2014 and September 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the fiscal years in the three-year period ended September 27, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTS Systems Corporation internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Our report dated November 26, 2014 on internal control over financial reporting as of September 27, 2014, contains an explanatory paragraph that states management excluded from its assessment of the effectiveness of internal control over financial reporting as of September 27, 2014, Roehrig Engineering, Inc.’s internal control over financial reporting associated with total assets of $17,293,000, and total revenues of $2,294,000, included in the consolidated financial statements of MTS Systems Corporation and subsidiaries as of and for the year ended September 27, 2014. Our audit of internal control over financial reporting of MTS Systems Corporation also excluded an evaluation of the internal control over financial reporting of Roehrig Engineering, Inc.

/s/ KPMG LLP

Minneapolis, Minnesota
November 26, 2014

Consolidated Balance Sheets
(September 27 and September 28, respectively)

Assets	2014	2013
	(expressed in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$60,397	$48,333
Accounts receivable, net of allowance for doubtful accounts of $2,609 and $1,998 respectively	104,399	102,860
Unbilled accounts receivable	75,762	75,988
Inventories	83,557	77,989
Prepaid expenses and other current assets	13,937	12,837
Deferred income taxes	12,930	11,256
Total current assets	350,982	329,263
Property and equipment, net	81,575	78,399
Goodwill	26,123	16,624
Other intangible assets, net	21,178	19,656
Other assets	3,694	4,539
Deferred income taxes	3,856	2,796
Total assets	$487,408	$451,277

Liabilities and Shareholders’ Investment

Current Liabilities:
Short-term borrowings	$60,000	$35,000
Accounts payable	27,189	29,816
Accrued payroll and related costs	30,009	33,528
Advance payments from customers	52,335	44,929
Accrued warranty costs	4,286	4,694
Accrued income taxes	6,041	3,350
Deferred income taxes	1,641	3,037
Accrued dividends	4,476	4,544
Other accrued liabilities	17,004	15,265
Total current liabilities	202,981	174,163
Deferred income taxes	6,045	8,011
Non-current accrued income taxes	5,990	4,311
Defined benefit pension plan obligation	7,654	4,434
Other long-term liabilities	6,611	3,821
Total liabilities	229,281	194,740

Shareholders’ Investment:
Common stock, $0.25 par value; 64,000 shares authorized: 15,180 and 15,408 shares issued and outstanding as of September 27, 2014 and September 28, 2013, respectively	3,795	3,852
Additional paid-in capital	6,112	-
Retained earnings	242,396	240,348
Accumulated other comprehensive income	5,824	12,337
Total shareholders’ investment	258,127	256,537
Total liabilities and shareholders’ investment	$487,408	$451,277

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(For the Fiscal Years Ended September 27, September 28 and September 29, respectively)

	2014	2013	2012
	(expressed in thousands, except per share data)

Revenue:
Product	$487,011	$497,620	$476,306
Service	77,317	71,819	65,950
Total Revenue	564,328	569,439	542,256
Cost of Sales:
Product	296,449	296,256	272,706
Service	44,236	41,244	33,358
Total Cost of Sales	340,685	337,500	306,064
Gross Profit	223,643	231,939	236,192
Operating Expenses:
Selling and marketing	88,136	81,009	74,637
General and administrative	51,407	48,163	51,401
Research and development	23,844	22,812	21,893
U.S. Government settlement	-	-	7,750
Total Operating Expenses	163,387	151,984	155,681
Income From Operations	60,256	79,955	80,511
Interest expense, net	(692)	(334)	(305)
Other expense, net	(1,121)	(367)	(426)
Income Before Income Taxes	58,443	79,254	79,780
Provision for income taxes	16,434	21,448	28,224
Net Income	$42,009	$57,806	$51,556
Earnings Per Share
Basic	$2.76	$3.69	$3.24
Diluted	$2.73	$3.64	$3.21

Dividends declared per share	$1.20	$1.20	$1.05

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
(For the Fiscal Years Ended September 27, September 28 and September 29, respectively)

	2014	2013	2012
	(expressed in thousands)
Net income	$42,009	$57,806	$51,556
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,099)	585	(2,123)
Derivative instruments:
Unrealized net gain (loss)	1,112	1,349	(291)
Net (gain) loss reclassified to earnings	(691)	(464)	499
Defined benefit pension plan:
Unrealized net (loss) gain	(2,553)	(128)	(3,654)
Net loss reclassified to earnings	324	363	54
Currency exchange rate change	394	(269)	127
Other comprehensive (loss) income	(6,513)	1,436	(5,388)
Comprehensive income	$35,496	$59,242	$46,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Investment
(For the Fiscal Years Ended September 27, September 28 and September 29, respectively, expressed in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock					Total Shareholders’ Investment
	Shares Issued	Amount

Balance, October 1, 2011	15,632	3,908	5,319	185,332	16,289	210,848
Total comprehensive income	-	-	-	51,556	(5,388)	46,168
Exercise of stock options	491	123	17,132	-	-	17,255
Stock-based compensation	40	10	3,422	-	-	3,432
Tax shortfall from equity compensation	-	-	521	-	-	521
Issuance for employee stock purchase plan	19	5	626	-	-	631
Common stock purchased and retired	(542)	(136)	(26,368)	(8,819)	-	(35,323)
Dividends, $1.05 per share	-	-	-	(16,813)	-	(16,813)
Balance, September 29, 2012	15,640	3,910	652	211,256	10,901	226,719
Total comprehensive income	-	-	-	57,806	1,436	59,242
Exercise of stock options	243	61	7,833	-	-	7,894
Stock-based compensation	40	10	3,653	-	-	3,663
Tax benefit from equity compensation	-	-	1,835	-	-	1,835
Issuance for employee stock purchase plan	20	5	746	-	-	751
Common stock purchased and retired	(535)	(134)	(14,719)	(9,914)	-	(24,767)
Dividends, $1.20 per share	-	-	-	(18,800)	-	(18,800)
Balance, September 28, 2013	15,408	3,852	-	240,348	12,337	256,537
Total comprehensive income	-	-	-	42,009	(6,513)	35,496
Exercise of stock options	182	46	6,680	-	-	6,726
Stock-based compensation	31	7	6,045	-	-	6,052
Tax benefit from equity compensation	-	-	1,727	-	-	1,727
Issuance for employee stock purchase plan	16	4	860	-	-	864
Common stock purchased and retired	(457)	(114)	(9,200)	(21,699)	-	(31,013)
Dividends, $1.20 per share	-	-	-	(18,262)	-	(18,262)
Balance, September 27, 2014	15,180	$3,795	$6,112	$242,396	$5,824	$258,127
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(For the Fiscal Years Ended September 27, September 28, September 29, respectively)

	2014	2013	2012
	(expressed in thousands)
Cash Flows from Operating Activities:
Net income	$42,009	$57,806	$51,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	5,761	3,736	3,372
Excess tax benefits from stock-based compensation	(1,723)	(1,807)	(1,228)
Fair value adjustment to aquired inventory and deferred revenue	564	-	-
Net periodic pension benefit cost	1,098	1,288	664
Depreciation and amortization	19,279	16,589	13,782
Deferred income taxes	(5,912)	(1,010)	29
Bad debt provision (recovery)	810	(160)	896
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	(6,245)	(43,179)	(398)
Inventories	(4,623)	(9,616)	(2,104)
Prepaid expenses	805	(1,587)	(919)
Accounts payable	(2,777)	(3,973)	5,922
Accrued payroll and related costs	67	1,366	(2,257)
Advance payments from customers	6,171	(21,082)	2,251
Accrued warranty costs	(406)	632	(1,223)
Contributions to pension benefit plan	(638)	(4,575)	(524)
Other assets and liabilities	10,429	3,513	(4,794)
Net Cash Provided by (Used in) Operating Activities	64,669	(2,059)	65,025
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,038)	(29,690)	(15,625)
Purchases of business, net of acquired cash	(14,192)	-	-
Net Cash Used in Investing Activities	(34,230)	(29,690)	(15,625)
Cash Flows from Financing Activities:
Net receipts (payments) under short-term borrowings	24,102	34,708	(40,458)
Excess tax benefits from stock-based compensation	1,723	1,807	1,228
Cash dividends	(18,330)	(19,113)	(15,874)
Proceeds from exercise of stock options and employee stock purchase plan	7,590	8,645	17,886
Payments to purchase and retire common stock	(31,013)	(24,767)	(35,323)
Net Cash (Used in) Provided by Financing Activities	(15,928)	1,280	(72,541)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,447)	(1,050)	(1,102)
Cash and Cash Equivalents:
Increase (decrease) during the year	12,064	(31,519)	(24,243)
Balance, beginning of year	48,333	79,852	104,095
Balance, end of year	$60,397	$48,333	$79,852
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$594	$146	$947
Income taxes	$15,628	$22,565	$33,789
Non-cash financing activities:
Accrued contingent consideration	$650	$-	$-
Dividends declared not yet paid	$4,476	$4,545	$4,858
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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 consisted of 52 weeks.

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

Foreign Currency
The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of Shareholders’ Investment. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. The Company recorded net foreign currency transaction losses of ($1.4) million, ($1.7) million, and ($1.8) million during the fiscal year ended September 27, 2014, September 28, 2013, and September 29, 2012, respectively.

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

The Company enters into long-term contracts for customized equipment sold to its customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer, or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at September 27, 2014 are expected to be invoiced during fiscal year 2015.

Inventories
Inventories consist of material, labor, and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at September 27, 2014 and September 28, 2013 were as follows:

	2014	2013
	(expressed in thousands)
Customer projects in various stages of completion	$22,559	$19,194
Components, assemblies and parts	60,998	58,795
Total	$83,557	$77,989

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company capitalized $0.9 million and $0.5 million of software development costs during the fiscal years ended September 27, 2014 and September 29, 2012. No software development costs were capitalized during the fiscal year ended September 28, 2013. Amortization expense for software development costs was $2.8 million, $2.8 million and $2.6 million for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively. See Note 3 to the Consolidated Financial Statements for additional information on capitalized software development costs.

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

As of September 27, 2014, the Company has three reporting units, all of which are assigned goodwill. At September 27, 2014, the Test reporting unit was assigned $15.0 million of goodwill which includes the former SANS reporting unit, REI was assigned $9.6 million as a result of the June 17, 2014 acquisition and the Sensors reporting unit was assigned $1.5 million of goodwill. At September 28, 2013, we had three reporting units, of which the SANS reporting unit and the Sensors reporting unit were assigned goodwill. There was no goodwill assigned to the Test reporting unit. During the fourth quarter of fiscal year 2014, we determined the former SANS reporting unit should be aggregated with the Test reporting unit as it has become fully integrated within our Test reporting unit. Prior to aggregating the former reporting unit, we performed a test to determine whether or not there was any impairment of the $15.0 million in goodwill assigned to SANS and determined that no impairment exists. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions.

At September 27, 2014 the estimated fair value of the reporting units assigned $15.0 million and $1.5 million are substantially in excess of the respective carrying values and the fair value of the reporting unit assigned $9.6 million of goodwill approximates its purchase price due to its recent acquisition. While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows, and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both September 27, 2014 and September 28, 2013, the Company determined there was no impairment of its goodwill or intangible assets. See Note 3 to the Consolidated Financial Statements for additional information on goodwill and intangible assets.

Other Assets
Other assets at September 27, 2014 and September 28, 2013 primarily consisted of security deposits paid on leased property and cash redemption values on group insurance policies.

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

Warranty provisions and claims for the years ended September 27, 2014 and September 28, 2013, were as follows:

	2014	2013
	(expressed in thousands)
Beginning balance	$4,694	$3,984
Warranty claims	(6,973)	(6,267)
Warranty provisions	6,352	6,748
Adjustments to preexisting warranties	220	151
Currency Translation	(7)	78
Ending balance	$4,286	$4,694

Derivative Financial Instruments
The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Since the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both September 27, 2014 and September 28, 2013, the Company did not have any foreign exchange contracts with credit-risk related contingent features. See Note 5 to the Consolidated Financial Statements for additional information on derivatives and hedging activities.

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

Earnings Per Common Share
Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.3 million, less than 0.1 million, and 0.4 million weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the fiscal year ended September 27, 2014, September 28, 2013, and September 29, 2012, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	2014	2013	2012
	(expressed in thousands, except per share data)
Net income	$42,009	$57,806	$51,556
Weighted average common shares outstanding	15,218	15,664	15,913
Dilutive potential common shares	179	197	164
Weighted average dilutive common shares outstanding	15,397	15,861	16,077
Earnings per share:
Basic	$2.76	$3.69	$3.24
Diluted	$2.73	$3.64	$3.21

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

Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expense during the reporting period. Additionally, the Company frequently undertakes significant technological innovation on certain of its long-term contracts, involving performance risk that may result in delayed delivery of product and/or revenue and gross profit variation due to changes in the ultimate costs of these contracts versus estimates. On an ongoing basis the Company evaluates its estimates including those related to receivables, inventory, property plant and equipment, intangible assets, warranties, accrued expenses, share-based compensation, income taxes, capitalized software among others. Actual results could differ from those estimates.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with customers (Topic 606)”. This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2016, which is the Company’s fiscal year 2018. Early adoption is not permitted. The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations, or disclosures.

2. Stock-Based Compensation:

The Company compensates its officers, directors, and employees with stock-based compensation under the stock plan approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. During fiscal year 2013, the Company’s shareholders approved a 1.3 million increase in the number of shares that can be issued under the 2011 stock plan, bringing the aggregate total to 2.3 million. During the years ended September 27, 2014, September 28, 2013 and September 29, 2012, the Company awarded stock options and restricted stock units under the 2011 plan. During the years ended September 28, 2013 and September 29, 2012, the Company awarded restricted stock grants under the 2011 plan. At September 27, 2014, a total of 1,288,160 shares were available for future grant under the 2011 plan. Shares will be available for issuance under the 2011 stock plan until January 31, 2018.

During the fiscal year ended October 1, 2011, the Company’s shareholders approved a 2012 Employee Stock Purchase Program (“ESPP”) which was effective on January 1, 2012. The 2002 ESPP expired, and no further share issuances occurred after December 31, 2011. During the years ended September 27, 2014, September 28, 2013 and September 29, 2012, the Company issued shares of its common stock to participants under the 2012 ESPP. At September 27, 2014, a total of 703,890 shares were available for ESPP share issuances under the 2012 stock plan. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Stock-Based Compensation Expense
Stock-based compensation expense for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows (in thousands):

	2014	2013	2012

Stock-based compensation expense by type of award:
Employee stock options	$2,769	$1,811	$1,599
Employee stock purchase plan (ESPP)	212	199	184
Restricted stock and restricted stock units	3,073	1,653	1,650
Amounts capitalized as inventory	(1,608)	(806)	(742)
Amounts recognized in income for amounts previously capitalized as inventory	1,315	879	681

Total stock-based compensation included in income from operations	5,761	3,736	3,372
Income tax benefit on stock-based compensation	(1,999)	(1,277)	(1,161)
Net compensation expense included in net income	$3,762	$2,459	$2,211

At September 27, 2014, there was $2.9 million of total stock option expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of approximately 1.1 years. At September 27, 2014, there was $2.9 million and $0.1 million of total restricted stock expense related to non-vested awards of restricted stock units and restricted stock, respectively, not yet recognized, each of which is expected to be recognized over a weighted average period of approximately 1.1 years.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was $14.32, $10.25 and $8.36, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2014	2013	2012
Expected life (in years)	4.1	3.1	3.5
Risk-free interest rate	1.1%	0.4%	0.5%
Expected volatility	31.3%	33.8%	34.5%
Dividend yield	1.8%	2.3%	2.5%

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

Stock option activity for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows (in thousands, except per share amounts):

	2014		2013		2012
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	518	$39.52	754	$36.84	1,048	$35.80
Granted	355	$65.34	24	$52.81	324	$40.14
Exercised	(182)	$37.01	(243)	$32.51	(491)	$35.17
Forfeited or expired	(57)	$51.45	(17)	$39.21	(127)	$43.79
Options outstanding at end of year	634	$53.72	518	$39.52	754	$36.84
Options eligible for exercise at year-end	194	$40.36	226	$36.45	249	$31.02
*Weighted Average Exercise Price

Prior to the fiscal year ended September 28, 2013 the Company’s historical practice was to grant an annual Company-wide award of stock options to officers and employees in July. The timing of the Company-wide award was changed from July to December beginning in December 2013 and for each subsequent fiscal year thereafter so that the grants will be aligned with a review of individual and Company performance. As a consequence of this timing shift, the only stock option awards granted during the fiscal year ended September 28, 2013 were related to inducement grants for a new officer as well as other new employees. During fiscal year 2014 the annual grant was adjusted to make grantees whole as a result of the delay in the grant.

Options outstanding at September 27, 2014 had a weighted average remaining contractual term of 4.3 years, and an aggregate intrinsic value of $9.6 million. Options eligible for exercise at September 27, 2014 had a weighted average remaining contractual term of 2.2 years, and an aggregate intrinsic value of $5.5 million.

The total intrinsic value of stock options exercised during the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was $5.8 million, $6.2 million and $5.8 million, respectively.

Restricted Stock
The Company awards directors and key employees restricted stock units. Directors vest in the restricted stock units over one year, and they are entitled to cash dividend equivalents on unvested shares, but they do not receive voting right on the unvested shares and the sale and transfer of these units is restricted during the vesting period. Restricted stock units awarded to employees vest over three years and participants are not entitled to cash dividends and voting rights on unvested units. Additionally, in fiscal years 2012 and 2013 the Company awarded restricted stock to its directors also with a vesting period of three years. For restricted stock awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period.

Restricted stock activity for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows (in thousands, except per share amounts):

	2014		2013		2012
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Unvested shares at beginning of year	24	$51.68	27	$41.52	30	$33.61
Granted	-	$-	12	$56.44	12	$49.03
Vested	(14)	$49.71	(15)	$37.20	(15)	$31.26
Forfeited	(1)	$53.99	-	$-	-	$-
Unvested shares at end of year	9	$54.16	24	$51.68	27	$41.52
*Weighted Average Grant Date Fair Value

Restricted stock unit activity for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows (in thousands, except per share amounts):

	2014		2013		2012
	Shares	WAGDFV*	Shares	WAGDFV*	Shares	WAGDFV*
Outstanding at beginning of year	38	$40.91	62	$38.90	37	$33.37
Granted	88	$63.86	3	$55.38	60	$39.26
Vested	(17)	$41.01	(26)	$37.61	(26)	$32.68
Forfeited	(11)	$50.10	(1)	$40.79	(9)	$29.90
Outstanding at end of year	98	$60.51	38	$40.91	62	$38.90
*Weighted Average Grant Date Fair Value

Prior to the fiscal year ended September 28, 2013 the Company’s historical practice was to grant an annual Company-wide award of restricted stock units to officers and employees in July. The timing of the Company-wide award was changed from July to December so that the grants will be aligned with a review of individual and Company performance. As a consequence of this timing shift, the only restricted stock units granted during the fiscal year ended September 28, 2013 were related to inducement grants for a new officer as well as other new employees.

Employee Stock Purchase Plan
The Company’s U.S. employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Employee purchases of Company stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2014 with the combined issuance of 16,295 shares at a weighted average price of $53.01. In fiscal years 2013 and 2012, purchases were 19,937 and 18,734 shares, respectively, with weighted average share prices of $37.68 and $33.65, respectively.

3. Capital Assets:

Property and Equipment
Property and equipment at September 27, 2014 and September 28, 2013 consist of the following:

	2014	2013
	(expressed in thousands)
Land and improvements	$1,710	$1,713
Buildings and improvements	54,271	54,823
Machinery and equipment	150,917	145,785
Total	206,898	202,321
Less accumulated depreciation	(125,323)	(123,922)
Property and equipment, net	$81,575	$78,399

Goodwill
Goodwill at September 27, 2014 and September 28, 2013 was $26.1 million and $16.6 million, respectively. The change in goodwill during the year ended September 27, 2014 was due to an increase of $9.6 million as a result of the Roehrig Engineering, Inc. (“REI”) acquisition, partially offset by currency translation. Refer to footnote 11 for details regarding this acquisition. The change in goodwill during the year ended September 28, 2013 was due to currency translation.

Other Intangible Assets
Other intangible assets consist of the following:

	September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$16,713	$(11,644)	$5,069	5.7
Patents	12,204	(4,453)	7,751	14.4
Trademarks and trade names	6,349	(1,458)	4,891	29.3
Customer lists	2,485	(134)	2,351	8.1
Land-use rights	1,269	(153)	1,116	47.8
Total	$39,020	$(17,842)	$21,178	13.4

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$15,860	$(8,885)	$6,975	5.7
Patents	10,308	(3,676)	6,632	15.3
Trademarks and trade names	6,149	(1,244)	4,905	30.2
Land-use rights	1,270	(126)	1,144	47.8
Total	$33,587	$(13,931)	$19,656	14.3

Amortization expense recognized during the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was $3.9 million, $3.7 million, and $3.5 million, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(expressed in thousands)
2015	$4,564
2016	$2,847
2017	$1,578
2018	$1,370
2019	$1,359

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

Financial information by reportable segment for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 were as follows:

	2014	2013	2012
	(expressed in thousands)
Revenue
Test	$458,153	$474,119	$442,012
Sensors	106,175	95,320	100,244
Total Revenue	$564,328	$569,439	$542,256

Income from Operations
Test	$39,847	$60,984	$58,344
Sensors	20,409	18,971	22,167
Total Income from Operations	$60,256	$79,955	$80,511

Identifiable Assets
Test	$392,825	$360,037	$357,196
Sensors	94,583	91,240	94,081
Total Assets	$487,408	$451,277	$451,277

Other Segment Data
Test:
Goodwill	$24,584	$15,028	$14,688
Capital expenditures	16,553	26,775	12,551
Depreciation and amortization	$16,560	$14,325	$11,567
Sensors:
Goodwill	$1,539	$1,596	$1,551
Capital expenditures	3,485	2,915	3,074
Depreciation and amortization	$2,719	$2,264	$2,215

Geographic information was as follows:

	2014	2013	2012
	(expressed in thousands)
Revenue
United States	$144,239	$137,750	$140,305
Europe	179,043	178,610	167,828
China	117,952	127,368	103,977
Asia, excluding China	90,242	96,653	100,166
Other	32,852	29,058	29,980
Total Revenue	$564,328	$569,439	$542,256

Property and Equipment, Net
United States	$58,911	$55,509	40,522
Europe	13,573	13,838	12,059
China	7,034	7,661	7,377
Asia, excluding China	2,057	1,391	1,695
Total Property and Equipment, Net	$81,575	$78,399	$61,653

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

5. Derivative Instruments and Hedging Activities

The Company’s currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments pursuant to ASC 815. The Company also has derivatives which are not designated as cash flow hedges and, therefore, are accounted for and reported under the guidance of ASC 830. Regardless of designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the September 27, 2014 and September 28, 2013 Consolidated Balance Sheet as follows:

	September 27, 2014
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$1,750	$178
Total designated hedge derivatives	1,750	178

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	641	-
Total hedge and other derivatives	$2,391	$178

	September 28, 2013
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Foreign exchange cash flow hedges	$1,091	$1,307
Total designated hedge derivatives	1,091	1,307

Derivatives not designated as hedges:
Foreign exchange balance sheet derivatives	-	167
Total hedge and other derivatives	$1,091	$1,474

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

At September 27, 2014 and September 28, 2013, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $46.8 million and $65.7 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding were $39.6 million and $48.0 million at September 27, 2014 and September 28, 2013, respectively. At September 27, 2014, the net market value of the foreign currency exchange contracts was a net asset of $1.6 million, consisting of $1.8 million in asset and $0.2 million in liabilities. At September 28, 2013, the net market value of the foreign currency exchange contracts was a net liability of $0.2 million, consisting of $1.3 million in liabilities and $1.1 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal years ended September 27, 2014 and September 28, 2013, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	2014	2013
	(expressed in thousands)
Beginning unrealized net loss in AOCI	$754	$(648)
Net gain reclassified into Revenue (effective portion)	(1,089)	(733)
Net gain recognized in OCI (effective portion)	1,749	2,135
Ending unrealized net gain (loss) in AOCI	$1,414	$754

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012. At September 27, 2014, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $1.4 million. The maximum remaining maturity of any forward or optional contract at September 27, 2014 was 2.7 years.

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

At September 27, 2014 and September 28, 2013, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $58.3 million and $26.7 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at September 27, 2014 and September 28, 2013 was $12.2 and $8.6 million, respectively. At September 27, 2014 and September 28, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $0.6 million and a net liability of $0.2 million, respectively.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 are as follows:

	2014	2013	2012
	(expressed in thousands)
Net gain (loss) recognized in Other (expense) income, net	$1,267	$(258)	$(294)

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

	September 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$2,391	$-	$2,391
Total assets	$-	$2,391	$-	$2,391

Liabilities:
Currency contracts(1)	$-	$178	$-	$178
Total liabilities	$-	$178	$-	$178

	September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$-	$1,091	$-	$1,091
Total assets	$-	$1,091	$-	$1,091

Liabilities:
Currency contracts(1)	$-	$1,474	$-	$1,474
Total liabilities	$-	$1,474	$-	$1,474

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments.

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

7. Financing:

Short-term borrowings at September 27, 2014 and September 28, 2013 consist of the following:

	2014	2013
	(expressed in thousands)

Bank line of credit, monthly U.S. LIBOR plus 87.5 basis points, retired in September 2014	$-	$35,000
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, in effect at September 27, 2014, maturing October 2014, with optional month-to-month term renewal and loan repricing until September 2019	$60,000	$-
Total Short-Term Borrowings	$60,000	$35,000

On September 27, 2014, the Company entered into a credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and other financial institutions that may become parties to the Credit Agreement from time to time. This agreement amended and extended the $100 million senior unsecured credit facility that was scheduled to expire in September 2017. The Credit Agreement provides for a five-year, $200 million senior unsecured revolving credit facility (“Credit Facility”) maturing September 24, 2019. The Company may use the Credit Facility for working capital financing, permitted acquisitions, share purchases, or other lawful corporate purposes. At September 27, 2014, outstanding borrowings under the Credit Facility were $60.0 million. At September 28, 2013, outstanding borrowings under the prior Credit Facility were $35.0 million. At September 27, 2014, the Company had outstanding letters of credit drawn from the Credit Facility totaling $9.4 million, leaving approximately $130.6 million of unused borrowing capacity. At September 28, 2013, the Company had outstanding letters of credit drawn from the Credit Facility totaling $14.3 million, leaving approximately $50.7 million of unused borrowing capacity.

The weighted average interest rate on outstanding borrowings under the Credit Facility during the fiscal years ended September 27, 2014 and September 28, 2013 was 1.15% and 1.57%, respectively. At September 27, 2014 the interest rate applicable to outstanding variable rate credit facility borrowings was 1.15%, which was the monthly U.S. LIBOR plus 100 basis points. At September 28, 2013, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.07%, which was the monthly U.S. LIBOR plus 87.5 basis points.

The primary categories of borrowing include Eurocurrency Borrowing, Alternate Base Rate (“ABR”) Borrowing, and Swingline Loans. ABR Borrowings and Swingline Loans made in U.S. Dollars under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1%, or (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month Interest Period on such day plus 1%), plus the ABR Spread, as defined in the Credit Agreement, based upon the Leverage Ratio, as defined in the Credit Agreement, applicable on such date. Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate, as defined in the Credit Agreement, for the interest period in effect for such Eurocurrency Borrowing plus the Eurocurrency Spread, as defined in the Credit Agreement, based upon the Leverage Ratio applicable on such date. At September 27, 2014, the prime rate of 3.25% was the applicable Alternate Base Rate, plus ABR Spread ranging from 0% to 0.625% based on the Leverage Ratio. At September 27, 2014, the applicable Adjusted LIBO rate was 0.15%, plus Eurocurrency Spread ranging from 1.00% to 1.625% based on the Leverage Ratio. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.15% and 0.30%, based on the Leverage Ratio. During each of the fiscal years ended September 27, 2014 and September 28, 2013, commitment fees incurred on the Credit Facility were $0.1 million and $0.1 million, respectively.

Under the Credit Agreement, the Company and its subsidiaries are subject to customary affirmative and negative covenants, including restrictions on their ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements, and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict the Company’s ability to pay dividends and purchase outstanding shares of common stock. At September 27, 2014 and September 28, 2013, the Company was in compliance with these financial covenants.

At September 27, 2014, the Company had outstanding letters of credit and guarantees totaling $21.2 million and $24.7 million, respectively, primarily to bond advance payments and performance related to customer contracts in Test.

8. Income Taxes:

The components of income before income taxes for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 were as follows:

	2014	2013	2012
	(expressed in thousands)
Income before income taxes:
Domestic	$32,867	$49,921	$45,152
Foreign	25,576	29,333	34,628
Total	$58,443	$79,254	$79,780

The provision for income taxes for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows:

	2014	2013	2012
	(expressed in thousands)
Current provision (benefit):
Federal	$7,503	$13,241	$16,834
State	842	781	1,058
Foreign	13,056	8,618	11,575
Deferred	(4,967)	(1,192)	(1,243)
Total provision	$16,434	$21,448	$28,224

A reconciliation from the federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 is as follows:

	2014	2013	2012

United States federal statutory income tax rate	35%	35%	35%
Impact from foreign operations	(1)	(1)	(2)
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(5)	(5)	(1)
Domestic production activities deduction	(2)	(2)	(2)
Foreign tax credits	(2)	-	-
Change in valuation allowances	-	-	(1)
Nondeductible expense to settle U.S. Government investigation	-	-	4
Nondeductible stock option expense and other permanent items	2	(1)	1
Effective income tax rate	28%	27%	35%

A summary of the deferred tax assets and liabilities for the fiscal years ended September 27, 2014 and September 28, 2013 is as follows:

	2014	2013
	(expressed in thousands)
Deferred Tax Assets:
Accrued compensation and benefits	$11,604	$8,826
Inventory reserves	5,060	4,264
Intangible and other assets	2,684	3,081
Allowance for doubtful accounts	644	380
Net operating loss carryovers	277	376
Research and development tax credit carryovers	326	-
Other	314	320
Total deferred tax asset before valuation allowance	20,909	17,247
Less valuation allowance	(442)	(105)
Total Deferred Tax Assets	$20,467	$17,142

Deferred Tax Liabilities:
Property and equipment	$8,557	$10,222
Foreign deferred revenue and other	2,541	3,246
Unrealized derivative instrument gains	269	670
Total Deferred Tax Liabilities	$11,367	$14,138
Net Deferred Tax Assets	$9,100	$3,004

As of September 27, 2014, the Company’s German and Swiss subsidiaries had net operating loss carryovers of $0.2 million, and $0.5 million respectively. The German net operating loss carryovers will not expire under local tax law. Switzerland has a seven year net operating loss limitation. The Company has determined that the benefit of the Swiss subsidiary’s $0.5 million net operating loss is not likely to be realized. Accordingly, as of September 27, 2014, the Company had a full valuation against the carryover in the amount of $0.1 million.

As of September 27, 2014, the Company had a Minnesota R&D tax credit carryover of $0.3 million which may be carried forward fifteen years. The Company has recorded a full valuation allowance against this carryover based on its expectation that the credits will expire prior to utilization.

During fiscal year 2014, the Company repatriated $9.6 million of current earnings from its German, Japanese and Korean subsidiaries. The Company recorded $0.1 million tax expense during fiscal year 2014 related to these repatriations. Also during fiscal year 2014, the Company recognized additional federal and state research and development tax credit benefits of $2.6 million related to prior fiscal years due to favorable guidance related to the United States Research and Development tax credit that was issued during the fourth quarter of fiscal year 2013. The Company was only allowed to recognize federal research and development credits on applicable spending during the first fiscal quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2013.

During fiscal year 2013, the Company repatriated $14.5 million of current earnings from its German, and Japanese subsidiaries. The Company recorded $0.5 million tax benefit during fiscal year 2013 related to these repatriations. On January 2, 2013, the American Taxpayer Relief Act (the “Act”) of 2012 was signed into law. The Act included legislation which reinstated the United States (“U.S.”) Research and Development (“R&D”) tax credit retroactively from January 1, 2012 and extended it through December 31, 2013. Also, during the fourth quarter of fiscal year 2013, new favorable guidance was issued related to the U.S. R&D tax credit. As a result of these events, during fiscal year 2013, the Company recognized a retroactive tax benefit of approximately $2.4 million for R&D tax credits associated with prior fiscal years.

During fiscal year 2012, the Company repatriated $20.2 million of current earnings from its German, Japanese and Korean subsidiaries. The Company recorded a $0.5 million tax expense during fiscal year 2012 related to these repatriations. Also during fiscal year 2012, the Company was only allowed to recognize research and development credits on applicable spending during the first fiscal quarter, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2011. As was previously disclosed, in the fourth quarter of fiscal year 2012, the Company reached an agreement with the DOC and the USAO, settling for $7.8 million the DOC and USAO’s investigation into the Company’s past disclosures on its government certifications and its government contracting compliance policies, general compliance record and practices in areas including export controls and government contracts. During the third quarter of fiscal year 2012, the Company accrued a loss contingency equal to the settlement amount. The $7.8 million settlement costs were non-deductible for income tax purposes.

In accordance with ASC 740-30, the Company has not recognized a deferred tax liability for the undistributed earnings of certain of its foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At September 27, 2014, undistributed earnings were approximately $81 million. Because of the availability of U.S. foreign tax credits, it is impractical for the Company to determine the amount of U.S. federal tax liability that would be payable if these earnings were not indefinitely reinvested. Deferred taxes are recorded for earnings of foreign operations when the Company determines that such earnings are no longer indefinitely reinvested.

A summary of changes in the Company’s liability for unrecognized tax benefits for the fiscal years ended September 27, 2014 and September 28, 2013 is as follows:

	2014	2013
	(expressed in thousands)
Beginning balance	$4,311	$1,666
Increase due to tax positions related to the current year	659	913
Increase (decrease) due to tax positions related to prior years	1,068	1,726
Decrease due to lapse of statute of limitations	(47)	-
Exchange rate change	(1)	6
Ending balance	$5,990	$4,311

Included in the balance of unrecognized tax benefits at September 27, 2014 are potential benefits of $3.8 million that, if recognized, would affect the effective tax rate.

At both September 27, 2014 and September 28, 2013, the Company had accrued interest related to uncertain income tax positions of approximately $0.2 million and $0.1 million, respectively. At September 27, 2014 and September 28, 2013, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in Interest Expense, net and General and Administrative Expense, respectively, on the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2011 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2009. During 2012, the Internal Revenue Service (“IRS”) completed the audit of the Company’s consolidated income tax returns for fiscal years 2009 and 2010. Also during 2012, the Minnesota Department of Revenue completed the audit of fiscal years 2006 through 2008. The IRS is currently auditing the Company’s fiscal tax years ending October 1, 2011 and September 29, 2012. As of September 27, 2014, the IRS has not proposed any significant adjustments to the company’s tax positions for which the Company is not adequately reserved. The Company believes that it is reasonably possible that its liability for unrecognized tax positions may change upon conclusion of the IRS audit. However, an estimate of the amount or range of the change cannot be made at this time.

The Company’s German tax returns have been examined by the tax authorities through fiscal year 2008. The Company’s Japanese tax returns have been examined by the tax authorities through fiscal year 2010. The Company’s Chinese tax returns for calendar years 2009 through 2011 and 2013 have not been examined by the tax authorities. The Company’s Chinese tax return for calendar year 2012 is currently being examined. As of September 27, 2014, the Company does not expect significant changes in the amount of unrecognized tax benefits for its foreign subsidiaries during the next twelve months.

At September 27, 2014 and September 28, 2013, the Company and certain of its foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, at September 27, 2014 and September 28, 2013, the Company recognized a current income tax receivable of $6.5 million and $5.9 million, respectively, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.

9. Employee Benefit Plans:

Retirement Savings Plan
The Company offers a contributory retirement savings plan that has two components: (1) a 401(k) component with a Company match and (2) a fiscal year Company contribution.

The 401(k) component of the retirement savings plan allows eligible U.S. employees to contribute a portion of their pre-tax income to the plan each pay period. The Company matches 50% of employees’ pre-tax contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. The Company’s matching contributions were $2.6 million, $2.4 million, and $2.2 million in fiscal years 2014, 2013, and 2012, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

The Company also provides, on an annual fiscal year basis, a discretionary contribution to the retirement plan for eligible U.S. employees. Employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company’s fiscal year contributions. The plan provides for a minimum fiscal year contribution of 3% of participant compensation below the Social Security taxable wage base and 6% of participant compensation in excess of the Social Security taxable wage base, up to the maximum contribution allowed by federal law. The Company’s Board of Directors approves any changes to the contribution levels under the plan. The Company’s fiscal year contributions under the plan totaled $0.0 million, $3.0 million, and $2.7 million in fiscal years 2014, 2013, and 2012, respectively.

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

The pretax amount recognized in Accumulated Other Comprehensive Income as of September 27, 2014 and September 28, 2013 consists of the following:

	2014	2013
	(expressed in thousands)
Actuarial net loss	$10,469	$7,819

The portion of the pretax amount in Accumulated Other Comprehensive Income at September 28, 2013 that was recognized in earnings during the fiscal year ended September 27, 2014 was $0.5 million. The portion of the pretax amount in Accumulated Other Comprehensive Income at September 27, 2014 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is $0.6 million. The actuarial gain in fiscal year 2014 of $5.8 million was primarily a result of the change in the discount rate from 3.56% in fiscal year 2013 to 2.48% in fiscal year 2014.

The following is a summary of the changes in benefit obligations and plan assets during the fiscal years ended September 27, 2014 and September 28, 2013:

	2014	2013
	(expressed in thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$23,691	$21,397
Service cost	800	690
Interest cost	833	768
Actuarial gain	5,762	269
Exchange rate change	(1,830)	1,130
Benefits paid	(638)	(563)
Projected benefit obligation, end of year	$28,618	$23,691

Change in plan assets:
Fair value of plan assets, beginning of year	$18,589	$13,058
Actual return on plan assets	2,978	775
Employer contributions	638	4,575
Exchange rate change	(1,298)	744
Benefits paid	(638)	(563)
Fair value of plan assets, end of year	$20,269	$18,589

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in the Company’s Consolidated Balance Sheets at September 27, 2014 and September 28, 2013:

	2014	2013
	(expressed in thousands)
Funded status:
Funded status, end of year	$(8,349)	$(5,102)
Accumulated other comprehensive loss	10,469	7,819
Net amount recognized	$2,120	$2,717

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(695)	$(668)
Pension benefit plan obligation	(7,654)	(4,434)
Deferred income taxes	3,175	2,360
Accumulated other comprehensive income, net of tax	7,294	5,459
Net amount recognized	$2,120	$2,717

The weighted average assumptions used to determine the defined benefit retirement plan obligation at September 27, 2014 and September 28, 2013, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2014	2013
Discount rate	2.5%	3.6%
Expected rate of return on plan assets	5.5%	5.5%
Expected rate of increase in future compensation levels	3.4%	2.8%

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

At both September 27, 2014 and September 28, 2013, plan assets were invested in a single mutual fund, the underlying assets of which are allocated to fixed income, and cash and cash equivalents categories (see table below). During the fourth quarter of fiscal year 2014, in an effort to increase the long-term expected return, the plan assets were transferred from one single mutual fund to another through a sale and simultaneous purchase, respectively. The new mutual fund targets a higher exposure to equity markets and is able to generate a higher overall return on a long-term basis. Any decisions to change the asset allocation are made by the plan fiduciaries. However, investment into equity and fixed income securities is limited to a maximum of 65% of total plan assets with a targeted allocation of assets of 50% equity and 50% fixed income.

The actual defined benefit retirement plan asset allocations within the balanced mutual fund at September 27, 2014 and September 28, 2013 are as follows:

	Percentage of Plan Assets
	2014	2013
Fixed income securities(1)	49.0%	53.0%
Cash and cash equivalents(2)	51.0%	47.0%
	100.0%	100.0%

(1)	Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.

(2)

At September 27, 2014 and September 28, 2013, cash and cash equivalents include deposit accounts holding cash in Euros and other currencies and term deposits primarily held as collateral for equity futures. The market values of the equity and futures are linked to the values of equity indexes of developed country markets, including U.S., Great Britain, Europe, Canada, Switzerland and Japan.

As of September 27, 2014 and September 28, 2013, the fair value of the defined benefit retirement plan assets, which are subject to fair value measurements as described in Note 6 to the Consolidated Financial Statements, are as follows:

	September 27, 2014
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$20,269	$-	$20,269

	September 28, 2013
	Level 1	Level 2	Level 3	Total
	(expressed in thousands)
Mutual fund(1)	$-	$18,589	$-	$18,589

(1)

The fair value of the mutual fund is generally valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.

Net periodic benefit cost for the Company’s defined benefit retirement plan for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 included the following components:

	2014	2013	2012
	(expressed in thousands)
Service cost	$800	$690	$412
Interest cost	833	768	835
Expected return on plan assets	(1,024)	(690)	(660)
Net amortization and deferral	463	520	77
Special termination benefits	26	-	-
Net periodic benefit cost	$1,098	$1,288	$664

The accumulated benefit obligation of the Company’s defined benefit retirement plan as of September 27, 2014 and September 28, 2013 was $25.6 million and $21.7 million, respectively.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Pension
Fiscal Year	Benefits
(expressed in
thousands)
2015	$695
2016	789
2017	847
2018	882
2019	940
2020 through 2024	5,727
$9,880

Other Retirement Plans
Certain of the Company’s international subsidiaries have non-contributory, unfunded post-retirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these postretirement plans provide benefits that accumulate based on years of service and compensation levels. At September 27, 2014 and September 28, 2013, the aggregate liabilities associated with these post-retirement benefit plans was $4.2 million and $4.4 million, respectively.

10. Other Comprehensive Income:

Other Comprehensive Income (Loss), a component of Shareholders’ Investment, consists of foreign currency translation adjustments, gains or losses on derivative instruments, and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of Other Comprehensive Income (Loss) for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows:

	2014			2013			2012
		Tax	Net of		Tax	Net of		Tax	Net of
	Pretax	(Expense)	Tax	Pretax	(Expense)	Tax	Pretax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(expressed in thousands)
Foreign currency translation adjustments	$(5,099)	$-	$(5,099)	$585	$-	$585	$(2,123)	$-	$(2,123)
Derivative instruments:
Unrealized net gain (loss)	1,749	(637)	1,112	2,135	(786)	1,349	(458)	167	(291)
Net (gain) loss reclassified to earnings	(1,088)	397	(691)	(733)	269	(464)	792	(293)	499
Defined benefit pension plan:
Unrealized net (loss) gain	(3,656)	1,103	(2,553)	(184)	56	(128)	(5,233)	1,579	(3,654)
Net loss reclassified to earnings	464	(140)	324	520	(157)	363	77	(23)	54
Currency exchange rate change	394	-	394	(269)	-	(269)	127	-	127
Other comprehensive (loss) income	$(7,236)	$723	$(6,513)	$2,054	$(618)	$1,436	$(6,818)	$1,430	$(5,388)

The changes in the net-of-tax balances of each component of AOCI during the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 were as follows:

	2014				2013				2012
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$17,319	$477	$(5,459)	$12,337	$16,734	$(408)	$(5,425)	$10,901	$18,857	$(616)	$(1,952)	$16,289
Other comprehensive income (loss) before reclassifications	(5,099)	1,112	(2,159)	(6,146)	585	1,349	(397)	1,537	(2,123)	(291)	(3,527)	(5,941)
Amounts reclassified to earnings	-	(692)	324	(368)	-	(464)	363	(101)	-	499	54	553
Other comprehensive income (loss)	(5,099)	420	(1,835)	(6,514)	585	885	(34)	1,436	(2,123)	208	(3,473)	(5,388)
Ending balance	$12,220	$897	$(7,294)	$5,823	$17,319	$477	$(5,459)	$12,337	$16,734	$(408)	$(5,425)	$10,901

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was as follows:

	2014	2013	2012	Affected Line Item in the Consolidated Statements of Income
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$1,088	$733	$(162)	Revenue
Interest rate swaps	-	-	(630)	Interest expense, net
Total net gains (losses) included in income before income taxes	1,088	733	(792)
Income tax (expense) benefit	(397)	(269)	293
Total net gains (losses) included in net income	691	464	(499)

Defined benefit pension plan:
Actuarial losses	(253)	(171)	(25)	Cost of sales
Actuarial losses	(131)	(155)	(23)	Selling and marketing
Actuarial losses	(80)	(194)	(29)	General and administrative
Total losses included in income before income taxes	(464)	(520)	(77)
Income tax benefit	140	157	23
Total net losses included in net income	(324)	(363)	(54)

Total net-of-tax reclassifications out of accumulated other comprehensive income included in net income	$367	$101	$(553)

11. Business Acquisition:

On June 17, 2014, the Company acquired Roehrig Engineering, Inc. (“REI”) for a total estimated purchase price of $14.8 million. REI is a leader in testing systems utilizing electric and electromagnetic actuation technology and is based in Lexington, North Carolina. The acquisition is part of the Company’s continued investment to expand the Company’s technology base and supplement its organic growth initiatives.

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

The purchase price of REI consists of the following:

(expressed in thousands):	Amount
Cash paid at closing, net of cash acquired	$14,192
Estimated contingent consideration	650
Total purchase price, net of cash acquired	$14,842

The purchase price for REI includes cash consideration of $14.2 million funded from our existing credit facility and an earn-out-based contingent consideration of up to a maximum of $2.0 million based on customer orders obtained by REI during the calendar years of 2014 and 2015. The Company determined that the 2014 earn-out milestone would not be achieved and as a result, $1.0 million of the estimated earn-out was adjusted to goodwill. During the fourth quarter, the Company completed its preliminary allocation of intangibles and adjusted the contingent consideration of $2.0 million recorded in the third quarter to $0.7 million. After the provisional period, subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within the Company’s Consolidated Statements of Income. Of the $14.2 million paid, $2.0 million is held in escrow until certain conditions of the escrow agreement are fulfilled. The escrow will be settled by no later than June 30, 2017. Costs associated with the acquisition of REI were not significant and were expensed as incurred.

The purchase price of REI has been preliminarily allocated and exceeds the net of the acquisition-date amount of the identifiable assets acquired and the liabilities assumed by $9.6 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net liabilities. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g. assembled workforce) of immaterial value in addition to a going-concern element that represents the Company’s ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill which is not expected to be deductible for income tax purposes.

The following table summarizes the preliminary provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(expressed in thousands):	Amount
Accounts receivable and inventory	$1,763
Machinery and equipment	477
Deferred tax asset	289
Current liabilities	(1,900)
Identifiable intangible assets	4,593
Net Assets acquired	5,222
Goodwill	9,620
Total purchase price consideration	$14,842

As of September 27, 2014, the Company has not completed its fair value determination for all of the elements of the REI acquisition due to the timing of the closing date and the time required to complete certain valuations. The Company expects to complete the valuation in the first quarter of fiscal year 2015.

12. Severance and Related Costs:

During fiscal year 2014, the Company announced that it expects to realize productivity improvements in Test segment business processes gained through investments in infrastructure and IT technology. Associated with these savings, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe during fiscal year 2014. As a result of these cost reduction actions, the Company incurred severance and related costs of $6.3 million and $3.4 million of the severance cost was unpaid as of September 27, 2014.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statements of Income for the fiscal year ended September 27, 2014:

2014
(expressed in thousands)

Cost of sales	$3,507
Selling and marketing	1,805
General and administrative	1,024
Total severance and related costs	$6,336

The following table summarizes the severance and related costs included in the Company’s September 27, 2014 Consolidated Balance Sheet:

2014
(expressed in thousands)

Accrued payroll and related costs	$1,567
Defined benefit pension plan obligation	26
Other long-term liabilities	1,783
Total severance and related costs	$3,376

13. Commitments and Contingencies:

Government Investigation
As previously reported by the Company with disclosures starting in March 2012, the Company investigated certain gift, travel, entertainment and other expenses incurred in connection with some of the Company operations in the Asia Pacific region. This investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and the Company took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in the Company’s Korea office. The Company voluntarily disclosed this matter to the Department of Justice and the SEC (the “Agencies”). The Company presented the results of the Company’s investigation and the Company’s corrective actions to representatives of the Agencies on January 16, 2013. The Company is now investigating certain business practices in China. This investigation has a similar focus to the prior investigation as described above. The Company has updated the Agencies regarding this investigation and the Company has taken certain initial remedial actions, including changes to internal control procedures and removing certain persons formerly employed by the Company in the China business. The Company is in regular communication with the Agencies regarding these investigations. The Company cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on the Company’s business prospects, financial condition, operating results or cash flows.

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of September 27, 2014 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Leases
Total lease expense was $5.7 million, $5.6 million, and $5.3 million for fiscal years 2014, 2013, and 2012, respectively. The Company has operating lease commitments for equipment, land, and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Year	Payments
(expressed in
thousands)
2015	$4,208
2016	2,590
2017	1,663
2018	748
2019	358
Thereafter	907
$10,474

MTS SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - SUMMARY OF CONSOLIDATED ALLOWANCES

FOR DOUBTFUL ACCOUNTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2014, SEPTEMBER 28, 2013, AND
SEPTEMBER 29, 2012,

(expressed in thousands)

	Balance Beginning of Year	Provisions/ (Recoveries)	Amounts Written- off/ Payments	Balance End of Year

Allowance for Doubtful Accounts:

2014	$1,998	$810	$(199)	$2,609

2013	2,247	$(160)	$(89)	1,998

2012	1,534	896	(183)	2,247