Form 10-Q
period 2014-12-27
MTS SYSTEMS CORP
filed 2015-02-02
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 27, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

x Yes	o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

x Yes	o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

o Yes	x No

The number of shares outstanding of the issuer’s common stock as of January 28, 2015 was 15,013,904 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE FISCAL MONTHS ENDED DECEMBER 27, 2014

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	December 27, 2014	September 27, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$55,345	$60,397
Accounts receivable, net of allowances for doubtful accounts of $2,888 and $2,609, respectively	109,051	104,399
Unbilled accounts receivable	77,439	75,762
Inventories	89,643	83,557
Prepaid expenses and other current assets	19,451	13,937
Deferred income taxes	12,665	12,930
Total current assets	363,594	350,982

Property and equipment, net	80,867	81,575
Goodwill	27,574	26,123
Other intangible assets, net	20,758	21,178
Other assets	3,515	3,694
Deferred income taxes	3,569	3,856
Total assets	$499,877	$487,408

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current Liabilities:
Short-term borrowings	$65,000	$60,000
Accounts payable	29,563	27,189
Accrued payroll and related costs	26,735	30,009
Advance payments from customers	61,222	52,335
Accrued warranty costs	5,188	4,286
Accrued income taxes	3,552	6,041
Deferred income taxes	1,573	1,641
Accrued dividends	4,439	4,476
Other accrued liabilities	20,622	17,004
Total current liabilities	217,894	202,981

Deferred income taxes	10,557	6,045
Non-current accrued income taxes	4,819	5,990
Defined benefit pension plan obligation	6,743	7,654
Other long-term liabilities	5,704	6,611
Total liabilities	245,717	229,281

Shareholders’ Investment:
Common stock, $0.25 par; 64,000 shares authorized: 15,036 and 15,180 shares issued and outstanding as of December 27, 2014 and September 27, 2014, respectively	3,759	3,795
Additional paid-in capital	—	6,112
Retained earnings	248,228	242,396
Accumulated other comprehensive income	2,173	5,824
Total shareholders’ investment	254,160	258,127
Total liabilities and shareholders’ investment	$499,877	$487,408

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
Revenue:
Product	$124,481	$121,159
Service	18,103	17,251
Total revenue	142,584	138,410
Cost of sales:
Product	75,532	74,625
Service	10,221	9,246
Total cost of sales	85,753	83,871
Gross profit	56,831	54,539

Operating expenses:
Selling and marketing	21,254	21,483
General and administrative	14,202	13,206
Research and development	5,564	5,703
Total operating expenses	41,020	40,392

Income from operations	15,811	14,147

Interest expense, net	(167)	(160)
Other expense, net	(759)	(292)

Income before income taxes	14,885	13,695
Provision for income taxes	1,099	4,550
Net income	$13,786	$9,145

Earnings per share:
Basic-
Earnings per share	$0.91	$0.60
Weighted average number of common shares outstanding - basic	15,108	15,352

Diluted-
Earnings per share	$0.90	$0.59
Weighted average number of common shares outstanding - diluted	15,270	15,539

Dividends declared per share	$0.30	$0.30

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
Net income	$13,786	$9,145
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4,812)	960
Derivative instruments:
Unrealized net (loss) gain	1,444	27
Net (gain) loss reclassified to earnings	(1,082)	319
Defined benefit pension plan:
Unrealized net gain	386	433
Net loss reclassified to earnings	95	81
Currency exchange rate change	318	(86)
Other comprehensive (loss) income	(3,651)	1,734
Comprehensive income	$10,135	$10,879

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013

Cash flows from operating activities:
Net income	$13,786	$9,145
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,196	880
Excess tax benefits for stock-based compensation	(119)	(171)
Net periodic pension benefit cost	268	459
Depreciation and amortization	5,195	4,490
Deferred income taxes	4,850	365
Bad debt provision	325	112

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	(10,727)	9,482
Inventories	(6,745)	(1,251)
Prepaid expenses	(3,887)	(307)
Accounts payable	2,901	(2,292)
Accrued payroll and related costs	(3,098)	(2,603)
Advance payments from customers	8,405	(2,651)
Accrued warranty costs	918	597
Other assets and liabilities	(1,323)	7,557
Net cash provided by operating activities	12,945	23,812

Cash flows from investing activities:
Purchases of property and equipment	(4,474)	(4,554)

Cash flows from financing activities:
Receipts under short-term borrowings	5,000	—
Payments under short-term borrowings	(26)	—
Excess tax benefits from stock-based compensation	119	171
Cash dividends	(4,561)	(4,641)
Proceeds from exercise of stock options and employee stock purchase plan	969	1,230
Payments to purchase and retire common stock	(12,804)	(10,982)
Net cash used in financing activities	(11,303)	(14,222)

Effect of exchange rate on changes in cash	(2,220)	119

Net (decrease) increase in cash and cash equivalents	(5,052)	5,155

Cash and cash equivalents, at beginning of period	60,397	48,333
Cash and cash equivalents, at end of period	$55,345	$53,488

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$176	$114
Income taxes	$3,414	$3,567
Non-cash financing activities:
Dividends declared not yet paid	$4,439	$4,504

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

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”), and U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 filed with the SEC. Interim results of operations for the first quarter ended December 27, 2014 are not necessarily indicative of the results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 27, 2014 and September 28, 2013 consisted of 52 weeks. The Company’s fiscal year ending October 3, 2015 will consist of 53 weeks.

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

Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocols may contain multiple elements for revenue recognition purposes. The Company considers each deliverable that provides value to the customer, on a standalone basis, a separable element. Separable elements in these arrangements may include the design and manufacture of hardware and essential software, installation services, training and/or post contract software maintenance and support. The Company initially allocates consideration to each separable element using the relative selling price method. Selling prices are determined by the Company based on either vendor-specific objective evidence (“VSOE”) (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, the Company’s best estimate of the selling price. Factors considered by the Company in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by the Company to provide the deliverable, as well as the Company’s historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training are not considered separable. Accordingly, revenue for the entire arrangement is recognized upon the completion of installation, training and fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

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

Inventories. Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at December 27, 2014 and September 27, 2014 were as follows:

	December 27, 2014	September 27, 2014
	(expressed in thousands)
Customer projects in various stages of completion	$23,606	$22,559
Components, assemblies and parts	66,037	60,998
Total	$89,643	$83,557

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company capitalized $0.6 million of software development costs for the first quarter ended December 27, 2014. There were no software development costs for the first quarter ended December 28, 2013. Amortization expense for software development costs for the first quarter ended December 27, 2014 and December 28, 2013 was $0.6 million and $0.7 million, respectively. See Note 4 in the Condensed Notes to Consolidated Financial Statements for additional information on capitalized software development costs.

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

Warranty Obligations. Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the first quarter ended December 27, 2014 and December 28, 2013 were as follows:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands)
Beginning balance	$4,286	$4,694
Warranty provisions	2,135	2,163
Warranty claims	(1,496)	(1,567)
Adjustments to preexisting warranties	279	—
Currency translation	(16)	18
Ending balance	$5,188	$5,308

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

Derivative Financial Instruments. The Company’s results of operations could be materially impacted by changes in foreign currency exchange rates, as well as changes in interest rates on its floating rate indebtedness. In an effort to manage exposure to these risks, the Company periodically enters into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Because the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. The Company does not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that the Company’s counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, the Company has the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. The Company does not offset fair value amounts recognized on these derivative instruments. At both December 27, 2014 and December 28, 2013, the Company did not have any foreign exchange contracts with credit-risk related contingent features. See Note 7 in the Condensed Notes to Consolidated Financial Statements for additional information on derivatives and hedging activities.

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

3. Stock-Based Compensation

The Company compensates its officers, directors, and employees with stock-based compensation under the 2011 Stock Incentive Plan (“2011 Plan”) approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. During Fiscal Year 2013, the Company’s shareholders approved a 1.3 million increase in the number of shares that can be issued under the 2011 Plan, bringing the aggregate total to 2.3 million. During the First Quarter of Fiscal Year 2015 and the First Quarter of Fiscal Year 2014, the Company awarded stock options and restricted stock units under the 2011 Plan. At December 27, 2014, a total of 1,005,861 shares were available for future grant under the 2011 Plan. These shares will be available for issuance until January 31, 2018.

In 2011, the Company’s shareholders approved a 2012 Employee Stock Purchase Plan (“ESPP”) which was effective on January 1, 2012. During the Second Quarter of Fiscal Year 2014 and the Fourth Quarter of Fiscal Year 2014, the Company issued shares of its common stock to participants under the ESPP. At December 27, 2014, a total of 703,890 shares were available for ESPP share issuances under the 2012 stock plan. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

During the first quarter ended December 27, 2014, the Company granted an award of approximately 162,000 stock options, 41,000 restricted stock units and 16,000 performance restricted stock units to officers and employees Company-wide. During the first quarter ended December 28, 2013, the Company granted an award of approximately 331,000 stock options and 70,000 restricted stock units to officers and employees Company-wide. The stock options vest proportionally on the first three anniversaries of the grant date and expire seven years from the grant date. The restricted stock units vest proportionally on the first three anniversaries of the grant date and performance restricted stock units vest based on the attainment of return on invested capital performance targets at the end of the one, two and three year performance periods.

The stock options were granted at an exercise price equal to the closing market price of the Company’s stock on the date of grant. The fair value of stock options granted has been estimated as of the date of grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized as expense evenly over the vesting period. The weighted average per share fair value of the stock options granted under the Company-wide award during the first quarter ended December 27, 2014 and December 28, 2013 was $12.12 and $13.97, respectively. The weighted average assumptions used to determine the fair value of these stock options were as follows:

Expected life (in years)	3.5
Risk-free interest rate	1.1%
Expected volatility	27.4%
Dividend yield	1.8%

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

The fair value of the restricted stock units granted under the Company-wide award during the first quarter ended December 27, 2014 and December 28, 2013 was $64.65 and $64.90 respectively, representing the market value of the Company’s shares at the date of grant minus the present value of estimated forgone dividends over the vesting period. The proportionate value of restricted stock units and performance stock units associated with each vesting period is allocated to expense evenly over the vesting period.

4. Capital Assets

Property and Equipment
Property and equipment at December 27, 2014 and September 27, 2014 consists of the following:

	December 27, 2014	September 27, 2014
	(expressed in thousands)
Land and improvements	$1,708	$1,710
Buildings and improvements	53,606	54,271
Machinery and equipment	153,465	150,917
Total	208,779	206,898
Less accumulated depreciation	(127,912)	(125,323)
Property and equipment, net	$80,867	$81,575

Goodwill

Goodwill at December 27, 2014 and September 27, 2014 was $27.6 million and $26.1 million, respectively. During the First Quarter of Fiscal Year 2015 the Company recognized an adjustment of $1.7 million related to a deferred tax liability as part of the provisional allocation of the Roehrig Engineering, Inc. (“REI”) purchase price assigned to the assets acquired and liabilities assumed. Refer to footnote 14 for details regarding this acquisition.

Other Intangible Assets
Other intangible assets at December 27, 2014 and September 27, 2014 consist of the following:

	December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$17,312	$(12,244)	$5,068	6.4
Patents	12,151	(4,643)	7,508	14.5
Trademarks and trade names	6,303	(1,509)	4,794	29.4
Customer List	2,562	(274)	2,288	8.1
Land-use rights	1,258	(158)	1,100	47.8
Total	$39,586	$(18,828)	$20,758	14.0

	September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
	(dollar amounts expressed in thousands)
Software development costs	$16,713	$(11,644)	$5,069	5.7
Patents	12,204	(4,453)	7,751	14.4
Trademarks and trade names	6,349	(1,458)	4,891	29.3
Customer List	2,485	(134)	2,351	8.1
Land-use rights	1,269	(153)	1,116	47.8
Total	$39,020	$(17,842)	$21,178	13.4

Amortization expense recognized during the first quarter ended December 27, 2014 and December 28, 2013 was $1.0 million and $0.9 million, respectively.

5. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire less than 0.1 million weighted common shares have been excluded from diluted weighted shares outstanding for each of the first quarter ended December 27, 2014 and December 28, 2013, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands, except per share data)

Net income	$13,786	$9,145

Weighted average common shares outstanding	15,108	15,352
Dilutive potential common shares	162	187
Total diluted weighted shares outstanding	15,270	15,539

Earnings per share:
Basic	$0.91	$0.60
Diluted	$0.90	$0.59

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014. In evaluating each segment’s performance, management focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.

Financial information by reportable segment for the first quarter ended December 27, 2014 and December 28, 2013 was as follows:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands)

Revenue by Segment:
Test	$118,085	$113,523
Sensors	24,499	24,887
Total revenue	$142,584	$138,410

Income from Operations by Segment:
Test	$11,976	$9,841
Sensors	3,835	4,306
Total income from operations	$15,811	$14,147

7. Derivative Instruments and Hedging Activities

The Company uses foreign currency derivatives to hedge against foreign currency exchange risk. Some derivatives are designated as cash flow hedges and qualify as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815; others are accounted for and reported under the guidance of ASC 830-20-10. Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the December 27, 2014 and September 27, 2014 Consolidated Balance Sheets as follows:

	December 27, 2014
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$2,362	$238
Total designated hedge derivatives	2,362	238

Derivatives not designated as hedges:
Balance sheet derivatives	63	—
Total hedge and other derivatives	$2,425	$238

	September 27, 2014
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives:	(expressed in thousands)
Cash flow hedges	$1,750	$178
Total designated hedge derivatives	1,750	178

Derivatives not designated as hedges:
Balance sheet derivatives	641	—
Total hedge and other derivatives	$2,391	$178

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the December 27, 2014 and September 27, 2014 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

December 27, 2014
Assets						Liabilities
Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet
Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$2,362	$—	$2,362	$—	$—	$2,362	$238	$—	$238	$—	$—	$238

September 27, 2014
Assets						Liabilities
Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet
Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(expressed in thousands)
$1,750	$—	$1,750	$—	$—	$1,750	$178	$—	$178	$—	$—	$178

(1)	Net fair value of foreign exchange cash flow hedge assets that could have been reported in the Consolidated Balance Sheet.
(2)	Net fair value of foreign exchange cash flow liabilities that could have been reported in the Consolidated Balance Sheet.

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

At December 27, 2014 and December 28, 2013, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $40.9 million and $42.8 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $37.2 million and $38.0 million at December 27, 2014 and December 28, 2013, respectively.

At December 27, 2014, the net market value of the foreign currency exchange contracts was a net asset of $2.1 million, consisting of $2.3 million in assets and $0.2 million in liabilities. At December 28, 2013, the net market value of the foreign currency exchange contracts was a net liability of $0.4 million, consisting of $0.8 million in liabilities and $0.4 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the first quarter ended December 27, 2014 and December 28, 2013, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands)
Beginning unrealized net gain in AOCI	$1,414	$754
Net (gain) loss reclassified into Revenue (effective portion)	(1,698)	503
Net gain recognized in OCI (effective portion)	2,262	41
Ending unrealized net gain in AOCI	$1,978	$1,298

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the first quarter ended December 27, 2014 and December 28, 2013. At December 27, 2014 and December 28, 2013, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2.0 million and a net gain of $1.3 million, respectively. The maximum remaining maturity of any forward or optional contract at December 27, 2014 and December 28, 2013 was 2.5 years and 0.7 years, respectively.

Foreign Currency Balance Sheet Derivatives
The Company also uses foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in Other expense, net in the Consolidated Statements of Income.

At December 27, 2014 and December 28, 2013, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $88.3 million and $31.2 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at December 27, 2014 and December 28, 2013 was $26.9 million and $0.2 million, respectively. At December 27, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $0.1 million. At December 28, 2013, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.2 million.

The net gains (losses) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the first quarter ended December 27, 2014 and December 28, 2013 were as follows:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands)
Net gain (loss) recognized in Other income (expense), net	$338	$(140)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of December 27, 2014 and September 27, 2014, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$2,425	$—	$2,425
Total assets	$—	$2,425	$—	$2,425

Liabilities:
Currency contracts(1)	$—	$238	$—	$238
Total liabilities	$—	$238	$—	$238

	September 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(expressed in thousands)
Currency contracts(1)	$—	$2,391	$—	$2,391
Total assets	$—	$2,391	$—	$2,391

Liabilities:
Currency contracts(1)	$—	$178	$—	$178
Total liabilities	$—	$178	$—	$178

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

Income tax expense or benefit allocated to each component of Other Comprehensive Income for the first quarter ended December 27, 2014 and December 28, 2013 was as follows:

	December 27, 2014
	Three Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$(4,812)	$—	$(4,812)
Derivative instruments:
Unrealized net gain	2,262	(818)	1,444
Net (gain) to reclassified earnings	(1,698)	616	(1,082)
Defined benefit pension plan:
Unrealized net gain	553	(167)	386
Net loss reclassified to earnings	136	(41)	95
Currency exchange rate change	318	—	318
Other comprehensive loss	$(3,241)	$(410)	$(3,651)

	December 28, 2013
	Three Fiscal Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(expressed in thousands)
Foreign currency translation adjustments	$960	$—	$960
Derivative instruments:
Unrealized net gain	41	(14)	27
Net loss reclassified to earnings	503	(184)	319
Defined benefit pension plan:
Unrealized net gain	620	(187)	433
Net loss to earnings	116	(35)	81
Currency exchange rate change	(86)	—	(86)
Other comprehensive income	$2,154	$(420)	$1,734

The changes in the net-of-tax balances of each component of AOCI during the first quarter ended December 27, 2014 and December 28, 2013 were as follows:

	December 27, 2014
	Three Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$12,220	$898	$(7,294)	$5,824
Other comprehensive (loss) income before reclassifications	(4,812)	1,444	704	(2,664)
Amounts reclassified to earnings	—	(1,082)	95	(987)
Other comprehensive loss	(4,812)	362	799	(3,651)
Ending balance	$7,408	$1,260	$(6,495)	$2,173

	December 28, 2013
	Three Fiscal Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(expressed in thousands)
Beginning balance	$17,319	$477	$(5,459)	$12,337
Other comprehensive income before reclassifications	960	27	347	1,334
Amounts reclassified to earnings	—	319	81	400
Other comprehensive income	960	346	428	1,734
Ending balance	$18,279	$823	$(5,031)	$14,071

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the first quarter ended December 27, 2014 and December 28, 2013 was as follows:

	Three Fiscal Months Ended		Affected Line Item in the Consolidated Statements of Income
	December 27, 2014	December 28, 2013
Derivative instruments:	(expressed in thousands)
Currency exchange contracts	$1,698	$(503)	Revenue
Total net gains (losses) included in income before income taxes	1,698	(503)
Income tax (expense) benefit	(616)	184
Total net gains (losses) included in net income	1,082	(319)

Defined benefit pension plan:
Actuarial losses	(74)	(63)	Cost of sales
Actuarial losses	(38)	(33)	Selling and marketing
Actuarial losses	(23)	(20)	General and administrative
Total losses included in income before income taxes	(135)	(116)
Income tax benefit	41	35
Total net losses included in net income	(94)	(81)

Total net-of-tax reclassifications out of accumulated other comprehensive income (losses) included in net income	$988	$(400)

10. Financing

Short-term borrowings at December 27, 2014 and September 27, 2014 consist of the following:

	December 27, 2014	September 27, 2014
	(expressed in thousands)
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, maturing January 2015, with optional month-to-month term renewal and loan repricing until September 2019	$60,000	$60,000
Bank line of credit, swing line loan (3.25% rate in effect at December 27, 2014), maturing September 2019	$5,000	—

Total short-term borrowings	$65,000	$60,000

The Company’s credit facility provides for up to $200 million for working capital financing, permitted acquisitions, share purchases, or other general corporate purposes and expires in September 2019. At December 27, 2014 and September 27, 2014, outstanding borrowings under the credit facility were $65.0 million and $60.0 million, respectively. At December 27, 2014, the interest rate applicable to outstanding swing line and variable rate credit facility borrowings was 3.25 % and 1.16%, respectively. At September 27, 2014, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.15%, which was the monthly U.S. LIBOR plus 100 basis points. At December 27, 2014, based upon the Company’s intention and ability to repay the entire balance within the next twelve fiscal months, the outstanding borrowings on the swing line loan are classified as short-term. At December 27, 2014, the Company had outstanding letters of credit drawn from the credit facility totaling $11.5 million, leaving $123.5 million of unused borrowing capacity. At September 27, 2014, the Company had outstanding letters of credit drawn from the credit facility totaling $9.4 million, leaving approximately $130.6 million of unused borrowing capacity.

11. Income Taxes

As of December 27, 2014, the Company’s liability for unrecognized tax benefits was $4.8 million, of which $2.4 million would favorably affect the Company’s effective tax rate if recognized. As of September 27, 2014, the Company’s liability for unrecognized tax benefits was $6.0 million, of which $3.8 million would favorably affect the Company’s effective tax rate if recognized. The change in unrecognized benefits that did affect the effective tax rate is primarily a result of a $1.8 million favorable resolution of audit matters in connection with the Internal Revenue Service (“IRS”) examination of the Company’s federal income tax returns for the fiscal tax years ending October 1, 2011 and September 29, 2012. As of December 27, 2014, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. The Act includes legislation that reinstated the United States Research and Development (R&D) tax credit retroactively from January 1, 2014 and extends it through December 31, 2014. As a result of this legislation, the Company recognized a tax benefit of approximately $2.1 million during the First Quarter of Fiscal year 2015.

12. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

During Fiscal Year 2014, the Company initiated workforce reduction actions. These actions resulted in terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. See Note 13 in Condensed Notes to Consolidated Financial Statements for additional information regarding the Company’s cost reduction actions that were initiated during the first quarter ended December 27, 2014.

The cost of the plan for the first quarter ended December 27, 2014 and December 28, 2013 included the following components:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands)
Service cost	$233	$200
Interest cost	172	209
Expected return on plan assets	(273)	(257)
Net amortization and deferral	136	116
Special termination benefits	—	191
Net periodic benefit cost	$268	$459

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the first quarter ended December 27, 2014 and December 28, 2013 was 5.5%.

13. Severance and Related Costs

During Fiscal Year 2014, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe. As a result of these cost reduction actions, the Company incurred severance and related costs of $4.3 million for the first quarter ended December 28, 2013.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statements of Income for the first quarter ended December 27, 2014 and December 28, 2013:

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013
	(expressed in thousands)
Cost of sales	$—	$2,542
Selling and marketing	—	810
General and administrative	—	900
Total severance and related costs	$—	$4,252

The following table summarizes the severance and related costs included in the Company’s December 27, 2014 and September 27, 2014 Consolidated Balance Sheet:

	December 27, 2014	September 27, 2014
	(expressed in thousands)
Accrued payroll and related costs	$1,215	$1,567
Defined benefit pension plan obligation	—	26
Other long-term liabilities	1,342	1,783
Total severance and related costs	$2,557	$3,376

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

The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s Consolidated Statements of Income as of and since June 17, 2014 and are reported in the Company’s Test segment. The acquisition of REI’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.

During the First Quarter of Fiscal Year 2015 the Company recognized an adjustment of $1.7 million related to a deferred tax liability as part of the provisional allocation of the purchase price assigned to the assets acquired and liabilities assumed.

The following table summarizes the preliminary provisional allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(expressed in thousands):	Amount
Accounts receivable and inventory	$1,763
Machinery and equipment	477
Deferred tax liability	(1,445)
Current liabilities	(1,900)
Identifiable intangible assets	4,593
Net Assets acquired	3,488
Goodwill	11,354
Total purchase price	$14,842

As of December 27, 2014, the Company has not completed its fair value determinations for all of the elements of the REI acquisition due to the timing of the closing date and the time required to complete certain valuations. The Company expects to complete the valuation in the Second Quarter of Fiscal Year 2015. Fair value determinations for all of the elements of the REI acquisition are preliminary. The Company will record any adjustments to the allocation of purchase price, if required, in the subsequent quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation

MTS Systems Corporation’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,180 employees at September 27, 2014 and revenue of $564 million for the fiscal year ended September 27, 2014.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

First Quarter of Fiscal Year 2015 refers to the three fiscal months ended December 27, 2014; First Quarter of Fiscal Year 2014 refers to the three fiscal months ended December 28, 2013; Fiscal Year 2015 refers to the fiscal year ending October 3, 2015. Fiscal Year 2014 refers to the fiscal year ending September 27, 2014.

Company Strategy

Our goal is to grow profitably, generate strong cash flow, and deliver a superior return on invested capital to our shareholders by leveraging our leadership position in the research and development, product development and industrial and mobile equipment global end markets. Our desire is to be the innovation leader in creating test and measurement solutions to enable our customers’ success. Through innovation we believe we can create value for our customers which will drive our growth. There are four global macro-trends that will help enable this growth: energy scarcity; environmental concerns; globalization and the development of the emerging markets; and global demographics. These macro-trends have significant implications for our customers, such as increasing the demand for new and more innovative products and increasing our customers’ organizational complexity. We believe we have an excellent geographic footprint and are well positioned in both Test and Sensors to take advantage of these macro-trends and deliver significant profitable growth in the years ahead.

We are working toward our goal of sustained double digit growth in annual revenue, margin expansion and mid-to-upper teens for Return on Invested Capital (“ROIC”). Economic conditions and the competitive environment will impact the timing of when the goal is achieved. There are four primary opportunities to enable us to achieve these goals:

•	Expanding research and development requirements;

•	Expanding service offerings in the Test business;

•	Growth in composite materials drives new testing requirements and technologies in the Test materials market; and

•	Development of intelligent machines provides opportunity in the Sensors mobile hydraulics market.

We believe that our business model supports achieving our double digit growth milestone assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We invested significantly in Fiscal Year 2013 and 2014 and will continue to moderately invest in future years.

Financial Results

Total Company

Orders and Backlog

The following is a comparison of First Quarter of Fiscal Year 2015 and First Quarter of Fiscal Year 2014 orders, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 27, 2014			Three Fiscal Months Ended December 28, 2013

		Estimated
		Business Change	Currency Translation

Orders	$135.3	$1.8	$(5.3)	$138.8

Orders
Orders in the First Quarter of Fiscal Year 2015 were $135.3 million, a decrease of $3.5 million, or 2.5%, compared to $138.8 million for the First Quarter of Fiscal Year 2014. Excluding the impact of currency translation, which affected both the Test segment (“Test”) and the Sensors segment (“Sensors”), orders increased 1.3%. The overall decrease in orders was driven by an $8.7 million decrease in large orders (equal to or in excess of $5.0 million) in Test, partially offset by base order growth in Test. Test orders decreased 2.1% reflecting a decline in service orders of 11.2%, partially offset by product order growth of 3.5%. Product order growth was driven by ground vehicle orders across all geographies, while the service order decline was driven by a shift in service resources toward competing custom project installations. Orders in the First Quarter of Fiscal Year 2015 included one large custom Test order totaling $5.2 million. Orders in the First Quarter of Fiscal Year 2014 included two large custom Test orders totaling $13.9 million. Excluding the large orders, Test base orders increased 6.4%, while Sensors orders declined 4.3%, including an estimated 6.6% unfavorable impact of currency translation.

Backlog
Backlog of undelivered orders at the end of the First Quarter of Fiscal Year 2015 was $313.7 million, an increase of 8.8% compared to $288.4 million at the end of the First Quarter of Fiscal Year 2014. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to orders cancellations, we have not historically experienced a significant number of order cancellations.

Results of Operations

The following is a comparison of First Quarter of Fiscal Year 2015 and First Quarter of Fiscal Year 2014 statements of operations (in millions, except per share data):

	Three Fiscal Months Ended
	December 27, 2014	December 28, 2013	% Variance
Revenue	$142.6	$138.4	3.0%
Cost of sales	85.8	83.9	2.3%
Gross profit	56.8	54.5	4.2%
Gross margin	39.9%	39.4%

Operating expenses:
Selling and marketing	21.2	21.5	-1.4%
General administrative	14.2	13.2	7.6%
Research and development	5.6	5.7	-1.8%
Total operating expenses	41.0	40.4	1.5%

Income from operations	15.8	14.1	12.1%

Interest expense, net	(0.2)	(0.2)	0.0%
Other expense, net	(0.7)	(0.2)	250.0%

Income before income taxes	14.9	13.7	8.8%
Income tax provision	1.1	4.6	-76.1%
Net income	$13.8	$9.1	51.6%

Diluted earnings per share	$0.90	$0.59	52.5%

The following is a comparison of First Quarter of Fiscal Year 2015 and First Quarter of Fiscal Year 2014 results of operations, separately identifying the impact of currency translation and severance and related costs (in millions):

	Three Fiscal Months Ended December 27, 2014				Three Fiscal Months Ended December 28, 2013
				Prior Year Severance and Related Costs

		Estimated
		Business Change	Currency Translation

Revenue	$142.6	$9.2	$(5.0)	$—	$138.4
Cost of sales	85.8	8.1	(3.6)	(2.6)	83.9
Gross profit	56.8	1.1	(1.4)	2.6	54.5
	39.9%				39.4%
Operating expenses:
Selling and marketing	21.2	1.2	(0.7)	(0.8)	21.5
General administrative	14.2	2.2	(0.3)	(0.9)	13.2
Research and development	5.6	—	(0.1)	—	5.7
Total operating expenses	41.0	3.4	(1.1)	(1.7)	40.4

Income from operations	$15.8	$(2.3)	$(0.3)	$4.3	$14.1

Revenue
Revenue in the First Quarter of Fiscal Year 2015 was $142.6 million, an increase of $4.2 million, or 3.0%, compared to $138.4 million for the First Quarter of Fiscal Year 2014. Excluding the impact of currency translation, revenue increased by 6.6%. Test contributed $118.1 million in revenue, or 4.1% growth as a result of a higher beginning of period backlog while Sensors contributed $24.5 million in revenue, or 1.6% decline as a result of an estimated 6.4% unfavorable impact of currency translation. Excluding currency, Sensors was up 2.5% compared to the prior year from a higher beginning of period backlog and strong orders in the First Quarter of Fiscal Year 2015.

Severance and Related Costs
We initiated workforce reductions and other cost reduction actions during the First Quarter of Fiscal year 2014. As a result of those cost reduction actions, during the First Quarter of Fiscal Year 2014, we incurred severance and related costs of $4.3 million, of which $2.6 million, $0.8 million, and $0.9 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

Gross Profit
Gross profit in the First Quarter of Fiscal Year 2015 was $56.8 million, an increase of $2.3 million, or 4.2%, compared to $54.5 million for the First Quarter of Fiscal year 2014. Gross profit as a percentage of revenue was 39.9%, an increase of 0.5 percentage points from 39.4% for the First Quarter of Fiscal Year 2014. The previously mentioned severance and related costs of $2.6 million unfavorably impacted gross profit as a percentage of revenue by 1.8 percentage points for the First Quarter of Fiscal Year 2014. Excluding these costs and the impact from currency translation the gross margin rate in the First Quarter of Fiscal Year 2015 decreased 1.9 percentage points, primarily due to an unfavorable product mix in both the Test and Sensors businesses.

Selling and Marketing Expense
Selling and marketing expense in the First Quarter of Fiscal Year 2015 was $21.2 million, a decrease of $0.3 million, or 1.4%, compared to $21.5 million for the First Quarter of Fiscal Year 2014. The decrease was driven by severance and related costs of $0.8 million in the First Quarter of Fiscal Year 2014 partially offset by the timing of selling activities to drive future revenue. Selling and marketing expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 14.9%, compared to 15.5% for the First Quarter of Fiscal Year 2014.

General and Administrative Expense
General and administrative expense in the First Quarter of Fiscal Year 2015 was $14.2 million, an increase of $1.0 million, or 7.6%, compared to $13.2 million for the First Quarter of Fiscal Year 2014. The increase was primarily driven by higher compensation costs related to the departure of the former Test Senior Vice President and General Manager, increased consulting expense associated with a transitional services agreement and higher legal costs. These higher expenses were partially offset by deceased severance and related costs of $0.9 million. General and administrative expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 10.0%, compared to 9.5% for the First Quarter of Fiscal Year 2014.

Research and Development Expense
Research and development expense in the First Quarter of Fiscal Year 2015 was $5.6 million, relatively flat compared to $5.7 million for the First Quarter of Fiscal Year 2014. However, research and development expense actually increased approximately $0.5 million as a result of research and development costs expended in the development of software which were capitalized to Property and equipment, net in the Consolidated Balance Sheet. Research and development expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 3.9%, compared to 4.1% for the First Quarter of Fiscal Year 2014.

Income from Operations
Income from operations in the First Quarter of Fiscal Year 2015 was $15.8 million, an increase of $1.7 million, or 12.1%, compared to income from operations of $14.1 million for the First Quarter of Fiscal Year 2014. Excluding the previously mentioned severance and related costs of $4.3 million incurred in the First Quarter of Fiscal Year 2014, income from operations decreased 14.1%, driven by the decreased gross margin and higher general and administrative expenses.

Operating income as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 11.1%, compared to 10.2% for the First Quarter of Fiscal Year 2014.

Interest Expense, net
Net interest expense in both the First Quarter of Fiscal Year 2015 and the First Quarter of Fiscal year 2014 was $0.2 million.

Other Expense, net
Other expense, net in the First Quarter of Fiscal Year 2015 was expense of $0.7 million, an increase of $0.5 million, compared to expense of $0.2 million in the First Quarter of Fiscal Year 2014. This increase was primarily driven by $1.0 million increased net losses on foreign currency transactions, partially offset by a $0.5 million decrease in other expense.

Provision for Income Taxes
Provision for income taxes in the First Quarter of Fiscal Year 2015 totaled $1.1 million, a decrease of $3.5 million, or 76.1%, compared to $4.6 million for the First Quarter of Fiscal Year 2014. The effective tax rate for the First Quarter of Fiscal Year 2015 was 7.4%, a decrease of 25.8 percentage points compared to a tax rate of 33.2% for the First Quarter of Fiscal Year 2014. This decrease in the effective tax rate was primarily due to the enactment of tax legislation in the First Quarter of Fiscal Year 2015 that retroactively extended the United States research and development tax credits and resulted in a discrete tax benefit of $2.1 million. In addition, the Company recognized a discrete tax benefit of $1.8 million associated with the favorable resolution of audit matters in connection with the IRS examination of tax years ending October 1, 2011 and September 29, 2012.

Net income
Net income in the First Quarter of Fiscal Year 2015 was $13.8 million, an increase of $4.7 million, or 51.6%, compared to $9.1 million for the First Quarter of Fiscal year 2014. The increase was primarily driven by higher income from operations and a lower effective tax rate. Earnings per diluted share were $0.90, an increase of $0.31 per share, or 52.5%, compared to $0.59 per share for the First Quarter of Fiscal Year 2014. The previously mentioned research and development tax credits and favorable reserve adjustments in connection with the IRS audit of previous years positively impacted earnings per share by $0.14 and $0.11, respectively. The $4.3 million charge for severance and related costs in the First Quarter of Fiscal Year 2014 negatively impacted earnings per diluted share by $0.19.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of First Quarter of Fiscal Year 2015 and First Quarter of Fiscal Year 2014 orders for Test, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 27, 2014			Three Fiscal Months Ended December 28, 2013

		Estimated
		Business Change	Currency Translation

Orders	$110.6	$1.2	$(3.6)	$113.0

Orders
Orders in the First Quarter of Fiscal Year 2015 totaled $110.6 million, a decrease of $2.4 million, or 2.1%, compared to orders of $113.0 million for the First Quarter of Fiscal year 2014. Excluding the impact of currency translation, orders increased 1.1%. This increase was primarily due to a 6.4% growth in base orders offset by variability in large orders and an 11.2% service order decline. First Quarter of Fiscal Year 2015 orders included a $5.2 million Americas order in the ground vehicle market for a tread wear simulation system. Orders in the First Quarter of Fiscal Year 2014 included two large orders in China totaling $13.9 million, one of which was an $8.0 million order in the structures market for seismic testing and the other was a $5.9 million ground vehicle order for suspension testing. The 6.4% increase in base orders was fueled by growth in the ground vehicles market across all geographies. Test accounted for 81.8% of total Company orders, compared to 81.4% for the First Quarter of Fiscal Year 2014.

Backlog
Backlog of undelivered orders at the end of the First Quarter of Fiscal Year 2015 was $297.5 million, an increase of 9.3% compared to backlog of $272.2 million at the end of the First Quarter of Fiscal Year 2014.

Results of Operations

The following is a comparison of First Quarter of Fiscal Year 2015 and First Quarter of Fiscal Year 2014 results of operations for Test, separately identifying the impact of currency translation and severance and related costs (in millions):

	Three Fiscal Months Ended December 27, 2014				Three Fiscal Months Ended December 28, 2013
				Prior Year Severance and Related Costs

		Estimated
		Business Change	Currency Translation

Revenue	$118.1	$8.0	$(3.4)	$—	$113.5
Cost of sales	74.4	6.9	(2.8)	(2.6)	72.9
Gross profit	43.7	1.1	(0.6)	2.6	40.6
	37.0%				35.8%
Operating expenses:
Selling and marketing	16.4	1.1	(0.4)	(0.8)	16.5
General administrative	11.5	2.4	(0.1)	(0.9)	10.1
Research and development	3.8	(0.4)	—	—	4.2
Total operating expenses	31.7	3.1	(0.5)	(1.7)	30.8

Income from operations	$12.0	$(2.0)	$(0.1)	$4.3	$9.8

Revenue
Revenue in the First Quarter of Fiscal Year 2015 was $118.1 million, an increase of $4.6 million, or 4.1%, compared to revenue of $113.5 million for the First Quarter of Fiscal Year 2014. Excluding the impact of currency translation, revenue increased 7.0%. This increase was primarily driven by higher beginning of period backlog.

Gross Profit
Gross profit in the First Quarter of Fiscal Year 2015 was $43.7 million, an increase of $3.1 million, or 7.6%, compared to $40.6 million for the First Quarter of Fiscal year 2014. Gross profit as a percentage of revenue was 37.0%, an increase of 1.2 percentage points from 35.8% for the First Quarter of Fiscal Year 2014. Severance and related costs of $2.6 million unfavorably impacted gross profit as a percentage of revenue by 2.3 percentage points for the First Quarter of Fiscal Year 2014. Excluding these costs and the impact from currency translation, the gross margin rate decreased by 1.6 percentage points primarily as a result of product mix resulting from a higher content of custom projects and the impact of currency translation.

Selling and Marketing Expense
Selling and marketing expense in the First Quarter of Fiscal Year 2015 was $16.4 million, a decrease of $0.1 million, or 0.6%, compared to $16.5 million for the First Quarter of Fiscal Year 2014. The decrease was driven by severance and related costs of $0.8 million in the First Quarter of Fiscal Year 2014 partially offset by the timing of selling activities to drive future revenue growth. Selling and marketing expense as a percentage of revenue for the First Quarter of Fiscal year 2015 was 13.9%, compared to 14.5% for the First Quarter of Fiscal Year 2014.

General and Administrative Expense
General and administrative expense in the First Quarter of Fiscal Year 2015 was $11.5 million, an increase of $1.4 million, or 13.9%, compared to $10.1 million for the First Quarter of Fiscal Year 2014, resulting from higher compensation costs related to the departure of the former Test Senior Vice President and General Manager, increased consulting expense associated with a transitional services agreement and higher legal costs. These higher expenses were partially offset by deceased severance and related costs of $0.9 million. General and administrative expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 9.7%, compared to 8.9% for the First Quarter of Fiscal Year 2014.

Research and Development Expense
Research and development expense in the First Quarter of Fiscal Year 2015 was $3.8 million, a decrease of $0.4 million, or 9.5%, compared to $4.2 million for the First Quarter of Fiscal Year 2014. The decrease in research and development was primarily attributable to capitalization of research and development costs expended in the development of software of $0.5 million. Research and development expense as a percentage of revenue for the First Quarter of Fiscal year 2015 was 3.2%, compared to 3.7% for the First Quarter of Fiscal Year 2014.

Income from Operations
Income from operations in the First Quarter of Fiscal Year 2015 was $12.0 million, an increase of $2.2 million, or 22.4%, compared to $9.8 million for the First Quarter of Fiscal year 2014. Excluding the previously mentioned severance and related costs of $4.3 million incurred in the First Quarter of Fiscal Year 2014, income from operations decreased 14.9%, driven by the decreased gross margin and higher operating expenses. Operating income as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 10.2%, compared to 8.6% for the First Quarter of Fiscal Year 2014.

Sensors Segment

Orders and Backlog

The following is a comparison of First Quarter of Fiscal Year 2015 and First Quarter of Fiscal Year 2014 orders for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 27, 2014			Three Fiscal Months Ended December 28, 2013

		Estimated
		Business Change	Currency Translation

Orders	$24.7	$0.6	$(1.7)	$25.8

Orders
Orders in the First Quarter of Fiscal Year 2015 totaled $24.7 million, a decrease of $1.1 million, or 4.3%, compared to orders of $25.8 million for the First Quarter of Fiscal year 2014. Excluding the impact of currency translation, orders increased 2.3%. Sensors accounted for 18.2% of total Company orders, compared to 18.6% for the First Quarter of Fiscal Year 2014.

Backlog
Backlog of undelivered orders at the end of the First Quarter of Fiscal Year 2015 was $16.2 million, flat compared to backlog at the end of the First Quarter of Fiscal Year 2014.

Results of Operations

The following is a comparison of First Quarter of Fiscal 2015 to First Quarter of Fiscal 2014 results of operations for Sensors, separately identifying the estimated impact of currency translation (in millions):

	Three Fiscal Months Ended December 27, 2014			Three Fiscal Months Ended December 28, 2013

		Estimated
		Business Change	Currency Translation

Revenue	$24.5	$1.2	$(1.6)	$24.9
Cost of sales	11.4	1.2	(0.8)	11.0
Gross profit	13.1	—	(0.8)	13.9
	53.4%			55.7%
Operating expenses:
Selling and marketing	4.8	0.1	(0.3)	5.0
General administrative	2.7	(0.2)	(0.2)	3.1
Research and development	1.8	0.4	(0.1)	1.5
Total operating expenses	9.3	0.3	(0.6)	9.6

Income from operations	$3.8	$(0.3)	$(0.2)	$4.3

Revenue
Revenue in the First Quarter of Fiscal Year 2015 was $24.5 million, a decrease of $0.4 million, or 1.6%, compared to revenue of $24.9 million for the First Quarter of Fiscal Year 2014. Excluding the impact of currency translation, Sensors revenue was up 4.8% as a result of a higher beginning of period backlog and strong orders in the first quarter of Fiscal Year 2015.

Gross Profit
Gross profit in the First Quarter of Fiscal Year 2015 was $13.1million, a decrease of $0.8 million, or 5.8%, compared to $13.9 million for the First Quarter of Fiscal Year 2014. Gross profit as a percentage of revenue was 53.4%, a decrease of 2.3 percentage points from 55.7% for the First Quarter of Fiscal Year 2014. The lower gross margin rates were driven by an unfavorable product mix resulting from sales improvement in certain industrial and mobile hydraulic markets that have a lower margin rate.

Selling and Marketing Expense
Selling and marketing expense in the First Quarter of Fiscal Year 2015 was $4.8 million, a decrease of $0.2 million, or 4.0%, compared to $5.0 million for the First Quarter of Fiscal Year 2014, including an estimated $0.3 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 19.6%, compared to 20.1% for the First Quarter of Fiscal Year 2014.

General and Administrative Expense
General and administrative expense in the First Quarter of Fiscal Year 2015 was $2.7 million, a decrease of $0.4 million, or 12.9%, compared to $3.1 million for the First Quarter of Fiscal Year 2014, including an estimated $0.2 million favorable impact of currency translation. General and administrative expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 11.0%, compared to 12.4% for the First Quarter of Fiscal Year 2014.

Research and Development Expense
Research and development expense in the First Quarter of Fiscal Year 2015 was $1.8 million, an increase of $0.3 million, or 20.0%, compared to $1.5 million for the First Quarter of Fiscal Year 2014. The increase was primarily driven by higher compensation and benefits resulting from increased headcount. Research and development expense as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 7.3%, compared to 6.0% for the First Quarter of Fiscal Year 2014.

Income from Operations
Income from operations in the First Quarter of Fiscal year 2015 was $3.8 million, a decrease of $0.5 million, or 11.6%, compared to income from operations of $4.3 million for the First Quarter of Fiscal Year 2014. The decrease was primarily due to lower gross profit, partially offset by decreased operating expenses. Operating income as a percentage of revenue for the First Quarter of Fiscal Year 2015 was 15.5% compared to 17.3% for the First Quarter of Fiscal Year 2014.

Capital Resources and Liquidity

We had cash and cash equivalents of $55.3 million at the end of the First Quarter of Fiscal Year 2015. Of this amount, $7.7 million was located in North America, $27.6 million in Europe, and $20.0 million in Asia. Of the $47.6 million of cash located outside of the U.S., approximately $22.0 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax. We believe our cash and cash equivalents, anticipated cash from operations and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. At the end of the First Quarter of Fiscal Year 2015, we held no short-term investments.

Total cash and cash equivalents decreased $5.1 million in the First Quarter of Fiscal Year 2015, primarily due to purchases of our common stock, investment in property and equipment, dividend payments, and increased working capital requirements, partially offset by earnings and proceeds received from short-term borrowings. Total cash and cash equivalents increased $5.2 million in the First Quarter of Fiscal Year 2014, primarily due to earnings and decreased working capital requirements, partially offset by purchases of our common stock from the share purchase program, dividend payments, and investment in property and equipment.

Cash flows from operating activities provided cash totaling $12.9 million for the First Quarter of Fiscal Year 2015, compared to cash provided of $23.8 million for the First Quarter of Fiscal Year 2014. Cash provided for the First Quarter of Fiscal Year 2015 was primarily due to earnings and $8.4 million increased advance payments received from customers driven by the mix of orders in the quarter and $2.9 million increased accounts payable resulting from general timing of purchases and payments, partially offset by $10.7 million increased accounts and unbilled receivables resulting from general timing of billing and collections, and $6.7 million increased inventories to support future revenue.

Cash provided for the First Quarter of Fiscal Year 2014 was primarily due to earnings and $9.5 million decreased accounts and unbilled receivables resulting from general timing of billing and collections, partially offset by $2.7 million decreased advance payments received from customers driven by the mix of orders in the quarter, $2.3 million decreased accounts payable resulting from general timing of purchases and payments, and $1.3 million increased inventories to support future revenue.

Cash flows from investing activities required the use of cash totaling $4.5 million for the First Quarter of Fiscal year 2015, compared to the use of cash totaling $4.6 million for the First Quarter of Fiscal Year 2014, each of which reflects investment in property and equipment.

Cash flows from financing activities used cash totaling $11.3 million for the First Quarter of Fiscal Year 2015, compared to the cash used totaling $14.2 million for the First Quarter of Fiscal Year 2014. The cash used for the First Quarter of Fiscal Year 2015 was primarily due to the use of $12.3 million to purchase approximately 181,300 shares of our common stock from the share purchase program, as well as dividend payments of $4.6 million, partially offset by $5.0 million net proceeds from short-term borrowings and $1.0 million received in connection with stock option exercises. The cash used for the First Quarter of Fiscal Year 2014 was primarily due to the use of $11.0 million to purchase approximately 166,900 shares of our common stock, as well as dividend payments of $4.6 million.

Under the terms of our borrowing agreements, we have agreed to certain financial covenants. At the end of the First Quarter of Fiscal Year 2015, we were in compliance with the financial terms and conditions of those agreements.

Off-Balance Sheet Arrangements

As of December 27, 2014, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with GAAP, and GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position, may require the application of a higher level of judgment by us, and as a result, are subject to an inherent degree of uncertainty. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for 2014.

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

As of December 27, 2014, the Company has three reporting units, all of which are assigned goodwill. At December 27, 2014, the Test reporting unit was assigned $14.9 million of goodwill which includes the former SANS reporting unit; REI was assigned $11.2 million as a result of June 17, 2014 acquisition and the Sensors reporting unit was assigned $1.5 million. During the fourth quarter of Fiscal Year 2014, we determined the former SANS reporting unit should be aggregated with the Test reporting unit as it has become fully integrated within our Test reporting unit. Prior to aggregating the former reporting unit, we performed a test to determine whether or not there was any impairment of the $14.9 million in goodwill assigned to SANS and determined that no impairment exists. The fair value of a reporting unit is estimated using a discounted cash flow model that requires input of certain estimates and assumptions requiring our judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, and new product introductions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding financial projections made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates,” and similar expressions are used to identify these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those factors described in Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K. Such important factors include:

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

•	We may be required to recognize impairment charges for long-lived assets
•	Volatility in the global economy and foreign currency could adversely affect results
•	Our business is subject to strong competition
•	We are subject to risks because we design and manufacture first-of-kind products
•	We may experience difficulties obtaining the services of skilled employees
•	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others
•	Our business could be adversely affected by product liability claims and commercial litigation
•	We may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase
•	Government regulation imposes significant costs and other constraints
•	The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
•	Our customers are in cyclical industries and a downturn in those industries could adversely affect results
•

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict materials,” which has imposed and may impose additional costs on us and could raise reputational and other risks

•	Interest rate fluctuations could adversely affect results

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risks with caution and form your own critical and independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and Forms 8-K to be filed by the Company in 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio at December 27, 2014 included $55.3 million of cash and cash equivalents. The cash equivalent portion of our investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.2 million for the first quarter ended December 27, 2014.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $5.5 million in revenue for the first quarter ended December 27, 2014.

At December 27, 2014, our short-term borrowings outstanding consisted of $65.0 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical 1.0 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $0.2 million in interest expense for the first quarter ended December 27, 2014.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2014, our disclosure controls and procedures were effective.

There were no changes that occurred during the fiscal quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Investigative Matters (Government Investigation)
As previously reported by the Company with disclosures starting in March 2012, the Company investigated certain gift, travel, entertainment and other expenses incurred in connection with some of the Company operations in the Asia-Pacific region. This investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and the Company took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in the Company’s Korea office. The Company voluntarily disclosed this matter to the Department of Justice and the SEC (the “Agencies”). The Company presented the results of the Company’s investigation and the Company’s corrective actions to representatives of the Agencies on January 16, 2013. The Company is now investigating certain business practices in China. This investigation has a similar focus to the prior investigation as described above. The Company has updated the Agencies regarding this investigation and the Company has taken certain initial remedial actions, including changes to internal control procedures and removing certain persons formerly employed by the Company in the China business. The Company is in regular communication with the Agencies regarding these investigations. The Company cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on the Company’s business prospects, financial condition, operating results or cash flows.

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of December 27, 2014 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 28, 2014 -
November 1, 2014	68,905	$68.15	68,905	1,062,257
November 2, 2014 -
November 29, 2014	56,439	$66.48	56,439	1,005,818
November 30, 2014 -
December 27, 2014	55,980	$68.57	55,980	949,838

Total	181,324	$67.76	181,324

We purchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the First Quarter of Fiscal Year 2015, our share purchases were executed under a 2.0 million share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 6. Exhibits

Exhibit Number	Description

10.1

Letter Agreement, dated December 9, 2014, by and between MTS Systems Corporation and John Emholz, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 15, 2014.

10.2	MTS Systems Corporation 2011 Stock Incentive Plan, conformed copy including all amendments through October 1, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101.INS **	XBRL Instance Document (furnished herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

MTS SYSTEMS CORPORATION

Dated:	February 2, 2015	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 2, 2015	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)