Form 10-Q
period 2015-03-28
MTS SYSTEMS CORP
filed 2015-05-04
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2015 was 14,903,783 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 28, 2015

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	March 28,	September 27,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$61,259	$60,397
Accounts receivable, net of allowances for doubtful accounts of $3,109 and $2,609, respectively	111,474	104,399
Unbilled accounts receivable	68,423	75,762
Inventories	88,798	83,557
Prepaid expenses and other current assets	17,053	13,937
Deferred income taxes	12,688	12,930
Total current assets	359,695	350,982

Property and equipment, net	79,924	81,575
Goodwill	27,458	26,123
Other intangible assets, net	20,229	21,178
Other assets	2,872	3,694
Deferred income taxes	3,161	3,856
Total assets	$493,339	$487,408

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$70,871	$60,000
Accounts payable	36,448	27,189
Accrued payroll and related costs	24,199	30,009
Advance payments from customers	54,159	52,335
Accrued warranty costs	5,325	4,286
Accrued income taxes	2,602	6,041
Deferred income taxes	1,410	1,641
Accrued dividends	4,407	4,476
Other accrued liabilities	22,247	17,004
Total current liabilities	221,668	202,981

Deferred income taxes	10,555	6,045
Non-current accrued income taxes	4,329	5,990
Defined benefit pension plan obligation	4,772	7,654
Other long-term liabilities	4,548	6,611
Total liabilities	245,872	229,281

Shareholders’ Equity:
Common stock, $0.25 par; 64,000 shares authorized: 14,916 and 15,180 shares issued and outstanding as of March 28, 2015 and September 27, 2014, respectively	3,729	3,795
Additional paid-in capital	—	6,112
Retained earnings	246,420	242,396
Accumulated other comprehensive (loss) income	(2,682)	5,824
Total shareholders’ equity	247,467	258,127
Total liabilities and shareholders’ equity	$493,339	$487,408

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Revenue:
Product	$124,436	$116,681	$248,917	$237,840
Service	19,519	20,662	37,622	37,913
Total revenue	143,955	137,343	286,539	275,753
Cost of sales:
Product	75,691	69,380	151,223	144,005
Service	11,722	12,429	21,943	21,675
Total cost of sales	87,413	81,809	173,166	165,680
Gross profit	56,542	55,534	113,373	110,073

Operating expenses:
Selling and marketing	20,304	22,411	41,558	43,894
General and administrative	12,794	13,978	26,996	27,184
Research and development	5,689	6,791	11,253	12,494
Total operating expenses	38,787	43,180	79,807	83,572

Income from operations	17,755	12,354	33,566	26,501

Interest expense, net	(273)	(205)	(440)	(365)
Other expense, net	(607)	(211)	(1,366)	(503)

Income before income taxes	16,875	11,938	31,760	25,633
Provision for income taxes	5,169	4,159	6,268	8,709
Net income	$11,706	$7,779	$25,492	$16,924

Earnings per share:
Basic-
Earnings per share	$0.78	$0.51	$1.69	$1.11
Weighted average number of common shares outstanding - basic	14,986	15,245	15,047	15,299

Diluted-
Earnings per share	$0.77	$0.50	$1.68	$1.09
Weighted average number of common shares outstanding - diluted	15,155	15,434	15,212	15,487

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net income	$11,706	$7,779	$25,492	$16,924
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6,338)	(1,029)	(11,150)	(69)
Derivative instruments:
Unrealized net gain (loss)	553	(121)	1,997	(94)
Net gain reclassified to earnings	(697)	(737)	(1,779)	(418)
Defined benefit pension plan:
Unrealized net gain (loss)	901	(12)	1,287	421
Net loss reclassified to earnings	86	82	181	163
Currency exchange rate change	640	11	958	(75)
Other comprehensive loss	(4,855)	(1,806)	(8,506)	(72)
Comprehensive income	$6,851	$5,973	$16,986	$16,852

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	March 28,	March 29,
	2015	2014

Cash flows from operating activities:
Net income	$25,492	$16,924
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,922	2,469
Excess tax benefits for stock-based compensation	(467)	(917)
Net periodic pension benefit cost	511	620
Depreciation and amortization	10,354	9,037
Deferred income taxes	5,233	(527)
Bad debt provision	639	453

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	(9,407)	(5,178)
Inventories	(6,761)	(1,123)
Prepaid expenses	(3,297)	(1,391)
Accounts payable	10,283	(1,312)
Accrued payroll and related costs	(5,852)	(2,035)
Advance payments from customers	1,478	5,015
Accrued warranty costs	1,087	408
Other assets and liabilities	2,407	1,680
Net cash provided by operating activities	35,622	24,123

Cash flows from investing activities:
Purchases of property and equipment	(9,132)	(10,494)

Cash flows from financing activities:
Receipts under short-term borrowings	10,871	10,000
Payments under short-term borrowings	(26)	—
Excess tax benefits from stock-based compensation	467	917
Cash dividends	(9,079)	(9,238)
Proceeds from exercise of stock options and employee stock purchase plan	3,370	3,477
Payments to purchase and retire common stock	(26,370)	(23,322)
Net cash used in financing activities	(20,767)	(18,166)
Check	-	-
Effect of exchange rate on changes in cash	(4,861)	(76)

Net increase (decrease) in cash and cash equivalents	862	(4,613)
Check	-	-
Cash and cash equivalents, at beginning of period	60,397	48,333
Cash and cash equivalents, at end of period	$61,259	$43,720
Check	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$451	$202
Income taxes	$8,319	$9,854
Non-cash financing activities:
Dividends declared not yet paid	$4,407	$4,476

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

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”), and U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 filed with the SEC. Interim results of operations for the second quarter ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to September 30. The Company’s fiscal years ended September 27, 2014 and September 28, 2013 consisted of 52 weeks. The Company’s fiscal year ending October 3, 2015 will consist of 53 weeks.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2016, which is the Company’s fiscal year 2018. Early adoption is not permitted. The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations, or disclosures.

3. Inventories

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories as of March 28, 2015 and September 27, 2014 were as follows:

	March 28,	September 27,
	2015	2014
	(in thousands)
Customer projects in various stages of completion	$24,303	$22,559
Components, assemblies and parts	64,495	60,998
Total	$88,798	$83,557

4. Warranty Obligations

Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and six months ended March 28, 2015 and March 29, 2014 were as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$5,188	$5,308	$4,286	$4,694
Warranty provisions	1,145	1,801	3,280	3,964
Warranty claims	(1,039)	(1,826)	(2,535)	(3,393)
Adjustments to preexisting warranties	63	(162)	342	(162)
Currency translation	(32)	(1)	(48)	17
Ending balance	$5,325	$5,120	$5,325	$5,120

5. Stock-Based Compensation

The Company compensates its officers, directors, and employees with stock-based compensation under the 2011 Stock Incentive Plan (“2011 Plan”) approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. During fiscal year 2013, the Company’s shareholders approved a 1.3 million increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 2.3 million. During the three months ended December 27, 2014 and December 28, 2013, the Company awarded stock options and restricted stock units under the 2011 Plan. At March 28, 2015, a total of 972,042 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In 2011, the Company’s shareholders approved a 2012 Employee Stock Purchase Plan (“ESPP”) that was effective on January 1, 2012. During the three months ended March 28, 2015 and the three months ended September 27, 2014, the Company issued shares of its common stock to participants under the ESPP. At March 28, 2015, a total of 695,669 shares were available for ESPP share issuances. Shares will be available for issuance under the ESPP until December 31, 2021.

During the three months ended December 27, 2014, the Company granted an award of approximately 162,000 stock options, 41,000 restricted stock units and 16,000 performance restricted stock units to officers and employees of the Company. During the three months ended December 28, 2013, the Company granted an award of approximately 331,000 stock options and 70,000 restricted stock units to officers and employees of the Company. The stock options vest proportionally on the first three anniversaries of the grant date and expire seven years from the grant date. The restricted stock units vest proportionally on the first three anniversaries of the grant date and performance restricted stock units vest based on the attainment of return on invested capital performance targets at the end of the one, two and three year performance periods.

The stock options were granted at an exercise price equal to the closing market price of the Company’s stock on the date of grant. The fair value of stock options granted has been estimated as of the date of grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized as expense evenly over the vesting period. The weighted average per share fair value of the stock options granted under the Company-wide award during the three months ended December 27, 2014 and December 28, 2013 was $12.12 and $13.97, respectively. The weighted average assumptions used to determine the fair value of these stock options were as follows:

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

The fair value of the restricted stock units granted under the Company-wide award during the three months ended December 27, 2014 and December 28, 2013 was $64.65 and $64.90, respectively, representing the market value of the Company’s shares at the date of grant minus the present value of estimated foregone dividends over the vesting period. The proportionate value of restricted stock units and performance restricted stock units associated with each vesting period is allocated to expense evenly over the vesting period.

6. Capital Assets

Property and Equipment
Property and equipment as of March 28, 2015 and September 27, 2014 consisted of the following:

	March 28,	September 27,
	2015	2014
	(in thousands)
Land and improvements	$1,704	$1,710
Buildings and improvements	52,572	54,271
Machinery and equipment	155,095	150,917
Total	209,371	206,898
Less accumulated depreciation	(129,447)	(125,323)
Property and equipment, net	$79,924	$81,575

Goodwill
Goodwill as of March 28, 2015 and September 27, 2014 was $27.5 million and $26.1 million, respectively. During the three months ended December 27, 2014, the Company recognized an adjustment of $1.7 million related to a deferred tax liability as part of the provisional allocation of the Roehrig Engineering, Inc. (“REI”) purchase price assigned to the assets acquired and liabilities assumed. Refer to Note 16 for details regarding this acquisition.

Other Intangible Assets
Other intangible assets as of March 28, 2015 and September 27, 2014 consisted of the following:

	March 28, 2015
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(dollar amounts in thousands)
Software development costs	$17,858	$(12,845)	$5,013	6.4
Patents	12,123	(4,859)	7,264	14.5
Trademarks and trade names	6,292	(1,568)	4,724	29.4
Customer List	2,562	(426)	2,136	8.1
Land-use rights	1,256	(164)	1,092	47.8
Total	$40,091	$(19,862)	$20,229	13.8

	September 27, 2014
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(dollar amounts in thousands)
Software development costs	$16,713	$(11,644)	$5,069	5.7
Patents	12,204	(4,453)	7,751	14.4
Trademarks and trade names	6,349	(1,458)	4,891	29.3
Customer List	2,485	(134)	2,351	8.1
Land-use rights	1,269	(153)	1,116	47.8
Total	$39,020	$(17,842)	$21,178	13.4

Amortization expense recognized during the three months ended March 28, 2015 and March 29, 2014 was $1.1 million and $0.9 million, respectively. Amortization expense recognized during the six months ended March 28, 2015 and March 29, 2014 was $2.1 million and $1.9 million, respectively.

7. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.2 million and 0.3 million weighted common shares have been excluded from diluted weighted shares outstanding for each of the three months ended March 28, 2015 and March 29, 2014, respectively. Stock options to acquire 0.1 million and 0.2 million weighted common shares have been excluded from diluted weighted shares outstanding for each of the six months ended March 28, 2015 and March 29, 2014, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income	$11,706	$7,779	$25,492	$16,924

Weighted average common shares outstanding	14,986	15,245	15,047	15,299
Dilutive potential common shares	169	189	165	188
Total diluted weighted average shares outstanding	15,155	15,434	15,212	15,487

Earnings per share:
Basic	$0.78	$0.51	$1.69	$1.11
Diluted	$0.77	$0.50	$1.68	$1.09

8. Business Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s two operating segments, “Test” and “Sensors.” Test provides testing equipment, systems, and services to the ground vehicles, materials and structures markets. Sensors provides high-performance position sensors for a variety of industrial, mobile hydraulic and liquid level applications.

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

Financial information by reportable segment for the three and six months ended March 28, 2015 and March 29, 2014 was as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)
Revenue by Segment:
Test	$118,737	$110,885	$236,822	$224,408
Sensors	25,218	26,458	49,717	51,345
Total revenue	$143,955	$137,343	$286,539	$275,753

Income from Operations by Segment:
Test	$13,141	$7,741	$25,117	$17,582
Sensors	4,614	4,613	8,449	8,919
Total income from operations	$17,755	$12,354	$33,566	$26,501

9. Derivative Instruments and Hedging Activities

The Company uses foreign currency derivatives to hedge against foreign currency exchange risk. Some derivatives are designated as cash flow hedges and qualify as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”; others are accounted for and reported under the guidance of ASC 830, “Foreign Currency Matters.” Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the March 28, 2015 and September 27, 2014 Consolidated Balance Sheets as follows:

	March 28, 2015
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(in thousands)
Cash flow hedges	$1,736	$505
Total designated hedge derivatives	1,736	505

Derivatives not designated as hedges:
Balance sheet derivatives	—	394
Total hedge and other derivatives	$1,736	$899

	September 27, 2014
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(in thousands)
Cash flow hedges	$1,750	$178
Total designated hedge derivatives	1,750	178

Derivatives not designated as hedges:
Balance sheet derivatives	641	—
Total hedge and other derivatives	$2,391	$178

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the March 28, 2015 and September 27, 2014 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

March 28, 2015
Assets						Liabilities
Gross Amounts not Offset						Gross Amounts not Offset
in the Consolidated						in the Consolidated
Balance Sheet						Balance Sheet
		Net						Net
		Amount of						Amount of
	Gross	Assets					Gross	Liabilities
Gross	Liabilities	Presented					Assets	Presented
Amount	Offset in the	in the				Gross	Offset in the	in the
of	Consolidated	Consolidated	Derivatives	Cash	Net	Amount of	Consolidated	Consolidated	Derivatives	Cash	Net
Recognized	Balance	Balance	Subject to	Collateral	Amount	Recognized	Balance	Balance	Subject to	Collateral	Amount
Assets	Sheet	Sheet	Offset	Received	(1)	Liabilities	Sheet	Sheet	Offset	Pledged	(2)
(in thousands)
$1,736	$—	$1,736	$—	$—	$1,736	$505	$—	$505	$—	$—	$505

September 27, 2014
Assets						Liabilities
Gross Amounts not Offset						Gross Amounts not Offset
in the Consolidated						in the Consolidated
Balance Sheet						Balance Sheet
		Net						Net
		Amount of						Amount of
	Gross	Assets					Gross	Liabilities
Gross	Liabilities	Presented					Assets	Presented
Amount	Offset in the	in the				Gross	Offset in the	in the
of	Consolidated	Consolidated	Derivatives	Cash	Net	Amount of	Consolidated	Consolidated	Derivatives	Cash	Net
Recognized	Balance	Balance	Subject to	Collateral	Amount	Recognized	Balance	Balance	Subject to	Collateral	Amount
Assets	Sheet	Sheet	Offset	Received	(1)	Liabilities	Sheet	Sheet	Offset	Pledged	(2)
(in thousands)
$1,750	$—	$1,750	$—	$—	$1,750	$178	$—	$178	$—	$—	$178

(1)	Net fair value of foreign exchange cash flow hedge assets that could have been reported in the Consolidated Balance Sheets.
(2)	Net fair value of foreign exchange cash flow liabilities that could have been reported in the Consolidated Balance Sheets.

Cash Flow Hedging – Currency Risks
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of Accumulated Other Comprehensive Income (“AOCI”) within Shareholders’ Equity on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. Each month, the Company assesses whether its currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in Revenue on the Consolidated Statements of Income, because that is the same line item upon which the underlying hedged transaction is reported.

As of March 28, 2015 and March 29, 2014, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $61.0 million and $36.5 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $49.9 million and $32.2 million as of March 28, 2015 and March 29, 2014, respectively.

As of March 28, 2015, the net market value of the foreign currency exchange contracts was a net asset of $1.2 million, consisting of $1.7 million in assets and $0.5 million in liabilities. As of March 29, 2014, the net market value of the foreign currency exchange contracts was a net liability of $0.3 million, consisting of $0.4 million in liabilities and $0.1 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and six months ended March 28, 2015 and March 29, 2014, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)
Beginning unrealized net gain in AOCI	$1,978	$1,298	$1,414	$754
Net gain reclassified into Revenue (effective portion)	(1,095)	(1,163)	(2,793)	(660)
Net gain (loss) recognized in OCI (effective portion)	869	(190)	3,131	(149)
Ending unrealized net gain (loss) in AOCI	$1,752	$(55)	$1,752	$(55)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and six months ended March 28, 2015 and March 29, 2014. As of March 28, 2015 and March 29, 2014, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $1.8 million and a net loss of $0.1 million, respectively. The maximum remaining maturity of any forward or optional contract as of March 28, 2015 and March 29, 2014 was 2.2 years and 1.5 years, respectively.

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

As of March 28, 2015 and March 29, 2014, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $99.5 million and $71.2 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of March 28, 2015 and March 29, 2014 was $30.3 million and $23.9 million, respectively. As of March 28, 2015, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.4 million. As of March 29, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $0.1 million.

The net gains (losses) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and six months ended March 28, 2015 and March 29, 2014 were as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)
Net gain (loss) recognized in Other expense, net	$535	$(143)	$873	$(283)

10. Fair Value Measurements

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of March 28, 2015 and September 27, 2014, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	March 28, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Currency contracts(1)	$—	$1,736	$—	$1,736
Total assets	$—	$1,736	$—	$1,736

Liabilities:
Currency contracts(1)	$—	$899	$—	$899
Total liabilities	$—	$899	$—	$899

	September 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Currency contracts(1)	$—	$2,391	$—	$2,391
Total assets	$—	$2,391	$—	$2,391

Liabilities:
Currency contracts(1)	$—	$178	$—	$178
Total liabilities	$—	$178	$—	$178

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

11. Other Comprehensive Income

Other Comprehensive Income, a component of Shareholders’ Equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments, and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of Other Comprehensive Income for the three and six months ended March 28, 2015 and March 29, 2014 was as follows:

	March 28, 2015
	Three Months Ended			Six Months Ended
		Tax	Net of			Net of
	Pretax	(Expense)	Tax	Pretax	Tax	Tax
	Amount	or Benefit	Amount	Amount	Expense	Amount
	(in thousands)
Foreign currency translation adjustments	$(6,338)	$-	$(6,338)	$(11,150)	$-	$(11,150)
Derivative instruments:
Unrealized net gain	869	(316)	553	3,131	(1,134)	1,997
Net gain reclassified to earnings	(1,095)	398	(697)	(2,793)	1,014	(1,779)
Defined benefit pension plan:
Unrealized net gain	1,290	(389)	901	1,843	(556)	1,287
Net loss reclassified to earnings	123	(37)	86	259	(78)	181
Currency exchange rate change	640	-	640	958	-	958
Other comprehensive loss	$(4,511)	$(344)	$(4,855)	$(7,752)	$(754)	$(8,506)

	March 29, 2014
	Three Months Ended			Six Months Ended
		Tax	Net of		Tax	Net of
	Pretax	(Expense)	Tax	Pretax	(Expense)	Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(in thousands)
Foreign currency translation adjustments	$(1,029)	$-	$(1,029)	$(69)	$-	$(69)
Derivative instruments:
Unrealized net loss	(190)	69	(121)	(149)	55	(94)
Net gain reclassified to earnings	(1,163)	426	(737)	(660)	242	(418)
Defined benefit pension plan:
Unrealized net (loss) gain	(17)	5	(12)	603	(182)	421
Net loss reclassified to earnings	117	(35)	82	233	(70)	163
Currency exchange rate change	11	-	11	(75)	-	(75)
Other comprehensive loss	$(2,271)	$465	$(1,806)	$(117)	$45	$(72)

The changes in the net-of-tax balances of each component of AOCI during the three and six months ended March 28, 2015 and March 29, 2014 were as follows:

	March 28, 2015
	Three Months Ended				Six Months Ended
	Foreign	Unrealized	Defined		Foreign	Unrealized	Defined
	Currency	Gain (Loss)	Benefit		Currency	Gain (Loss)	Benefit
	Translation	on Derivative	Pension Plan		Translation	on Derivative	Pension Plan
	Adjustments	Instruments	Adjustments	Total	Adjustments	Instruments	Adjustments	Total
	(in thousands)
Beginning balance	$7,408	$1,260	$(6,495)	$2,173	$12,220	$898	$(7,294)	$5,824
Other comprehensive income (loss) before reclassifications	(6,338)	553	1,541	(4,244)	(11,150)	1,997	2,245	(6,908)
Amounts reclassified to earnings	-	(697)	86	(611)	-	(1,779)	181	(1,598)
Other comprehensive income (loss)	(6,338)	(144)	1,627	(4,855)	(11,150)	218	2,426	(8,506)
Ending balance	$1,070	$1,116	$(4,868)	$(2,682)	$1,070	$1,116	$(4,868)	$(2,682)

	March 29, 2014
	Three Months Ended				Six Months Ended
	Foreign	Unrealized	Defined		Foreign	Unrealized	Defined
	Currency	Gain (Loss)	Benefit		Currency	Gain (Loss)	Benefit
	Translation	Derivative	Pension Plan		Translation	on Derivative	Pension Plan
	Adjustments	Instruments	Adjustments	Total	Adjustments	Instruments	Adjustments	Total
	(in thousands)
Beginning balance	$18,279	$823	$(5,031)	$14,071	$17,319	$477	$(5,459)	$12,337
Other comprehensive income (loss) before reclassifications	(1,029)	(121)	(1)	(1,151)	(69)	(94)	346	183
Amounts reclassified to earnings	-	(737)	82	(655)	-	(418)	163	(255)
Other comprehensive income (loss)	(1,029)	(858)	81	(1,806)	(69)	(512)	509	(72)
Ending balance	$17,250	$(35)	$(4,950)	$12,265	$17,250	$(35)	$(4,950)	$12,265

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three and six months ended March 28, 2015 and March 29, 2014 was as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the
	March 28,	March 29,	March 28,	March 29,	Consolidated Statements
	2015	2014	2015	2014	of Income
Derivative instruments:	(in thousands)
Currency exchange contracts	$1,095	$1,163	$2,793	$660	Revenue
Total net gains included in income before income taxes	1,095	1,163	2,793	660
Income tax expense	(398)	(426)	(1,014)	(242)
Total net gains included in net income	697	737	1,779	418

Defined benefit pension plan:
Actuarial losses	(67)	(58)	(142)	(127)	Cost of sales
Actuarial losses	(35)	(37)	(73)	(66)	Selling and marketing
Actuarial losses	(21)	(22)	(44)	(40)	General and administrative
Total losses included in income before income taxes	(123)	(117)	(259)	(233)
Income tax benefit	37	35	78	70
Total net losses included in net income	(86)	(82)	(181)	(163)

Total net-of-tax reclassifications out of accumulated other comprehensive income (losses) included in net income	$611	$655	$1,598	$255

12. Financing

Short-term borrowings as of March 28, 2015 and September 27, 2014 consisted of the following:

	March 28,	September 27,
	2015	2014
	(in thousands)
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, maturing April 2015, with optional month-to-month term renewal and loan repricing until September 2019	$60,000	$60,000
Bank line of credit, monthly Euro LIBOR plus 100 basis points, maturing April 2015, with optional month-to-month term renewal and loan repricing until September 2019	$10,871	—

Total short-term borrowings	$70,871	$60,000

The Company’s credit facility provides for up to $200 million for working capital financing, permitted acquisitions, share purchases, or other general corporate purposes and expires in September 2019. As of March 28, 2015 and September 27, 2014, outstanding borrowings under the credit facility were $70.9 million and $60.0 million, respectively. As of March 28, 2015, the interest rate applicable to outstanding U.S. dollar variable rate and outstanding Euro variable rate credit facility borrowings was 1.18% and 1.00%, respectively. As of September 27, 2014, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.15%, the monthly U.S. LIBOR plus 100 basis points. As of March 28, 2015, based upon the Company’s intention and ability to repay the entire balance within the next twelve fiscal months, the outstanding borrowings on the swing line loan were classified as short-term. As of March 28, 2015, the Company had outstanding letters of credit drawn from the credit facility totaling $11.6 million, leaving $117.5 million of unused borrowing capacity. As of September 27, 2014, the Company had outstanding letters of credit drawn from the credit facility totaling $9.4 million, leaving approximately $130.6 million of unused borrowing capacity.

13. Income Taxes

As of March 28, 2015, the Company’s liability for unrecognized tax benefits was $4.3 million, of which $2.3 million would favorably affect the Company’s effective tax rate, if recognized. As of September 27, 2014, the Company’s liability for unrecognized tax benefits was $6.0 million, of which $3.8 million would favorably affect the Company’s effective tax rate, if recognized. The change in unrecognized benefits that would affect the effective tax rate is primarily a result of the favorable resolution of audit matters in connection with the Internal Revenue Service (“IRS”) examination of the Company’s federal income tax returns for the fiscal tax years ending October 1, 2011 and September 29, 2012. The IRS audit concluded during the three months ended March 28, 2015. As of March 28, 2015, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, which reinstated the United States Research and Development (R&D) tax credit retroactively from January 1, 2014 and extends it through December 31, 2014. As a result of this legislation, the Company recognized a tax benefit of approximately $2.1 million during the three months ended December 27, 2014.

14. Retirement Benefit Plan

One of the Company’s German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, early retirement, termination, disability, or death, as defined in the plan.

During the fiscal year 2014, the Company initiated workforce reduction actions. These actions resulted in terminations of German employees who are eligible to receive future benefits under the German defined benefit pension plan. See Note 15 in Condensed Notes to Consolidated Financial Statements for additional information regarding the Company’s cost reduction actions that were initiated during the three months ended December 28, 2013.

The cost of the plan for the three and six months ended March 28, 2015 and March 29, 2014 included the following components:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)
Service cost	$212	$201	$445	$401
Interest cost	157	210	329	419
Expected return on plan assets	(249)	(258)	(522)	(515)
Net amortization and deferral	123	117	259	233
Special termination benefits	—	(109)	—	82
Net periodic benefit cost	$243	$161	$511	$620

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and six months ended March 28, 2015 and March 29, 2014 was 5.5%.

15. Severance and Related Costs

During fiscal year 2014, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe. As a result of these cost reduction actions, the Company incurred severance and related costs of $0.6 million and $4.8 million for the three and six months ended March 29, 2014, respectively.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statements of Income for the three and six months ended March 28, 2015 and March 29, 2014:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)

Cost of sales	$—	$415	$—	$2,957
Selling and marketing	—	129	—	939
General and administrative	—	48	—	948
Total severance and related costs	$—	$592	$—	$4,844

The following table summarizes the severance and related costs included in the Company’s March 28, 2015 and September 27, 2014 Consolidated Balance Sheets:

	March 28,	September 27,
	2015	2014
	(in thousands)

Accrued payroll and related costs	$807	$1,567
Defined benefit pension plan obligation	—	26
Other long-term liabilities	1,098	1,783
Total severance and related costs	$1,905	$3,376

16. Business Acquisition

On June 17, 2014, the Company acquired REI for a total purchase price of $14.8 million. REI is a leader in testing systems utilizing electric and electromagnetic actuation technology and is based in Lexington, North Carolina. The acquisition is part of the Company’s continued investment to expand the Company’s technology base and supplement its organic growth initiatives.

The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in the Company’s Consolidated Statements of Income as of and since June 17, 2014 and are reported in the Company’s Test segment. The acquisition of REI’s assets and liabilities does not constitute a material business combination, and accordingly, pro forma results have not been included.

During the three months ended December 27, 2014, the Company recognized an adjustment of $1.7 million related to a deferred tax liability as part of the provisional allocation of the purchase price assigned to the assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands) :	Amount
Accounts receivable and inventory	$1,763
Machinery and equipment	477
Deferred tax liability	(1,445)
Current liabilities	(1,900)
Identifiable intangible assets	4,709
Net assets acquired	3,604
Goodwill	11,238
Total purchase price	$14,842

As of March 28, 2015, the Company has completed its fair value determinations for all of the elements of the REI acquisition.
18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About MTS Systems Corporation

MTS Systems Corporation’s testing hardware and software solutions help customers accelerate and improve their design, development, and manufacturing processes and are used for determining the mechanical behavior of materials, products, and structures. MTS’ high-performance position sensors provide controls for a variety of industrial and vehicular applications. MTS had 2,180 employees as of September 27, 2014 and revenue of $564 million for the fiscal year ended September 27, 2014.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

Company Strategy

Our goal is to grow profitably, generate strong cash flow, and deliver a superior return on invested capital to our shareholders by leveraging our leadership position in the research and development, product development and industrial and mobile equipment global end markets. Our desire is to be the innovation leader in creating test and measurement solutions to enable our customers’ success. Through innovation, we believe we can create value for our customers that will drive our growth. There are four global macro-trends that will help enable this growth: energy scarcity; environmental concerns; globalization and the development of the emerging markets; and global demographics. These macro-trends have significant implications for our customers, such as increasing the demand for new and more innovative products and increasing our customers’ organizational complexity. We believe we have an excellent geographic footprint and are well positioned in both Test and Sensors to take advantage of these macro-trends and deliver significant profitable growth in the years ahead.

We are working toward our goals of sustained double digit growth in annual revenue, margin expansion and mid-to-upper teens for Return on Invested Capital (“ROIC”). Economic conditions and the competitive environment will impact the timing of when the goals are achieved. There are four primary opportunities to enable us to achieve these goals:

●	Expanding research and development requirements;

●	Expanding service offerings in the Test business;

●	Growth in composite materials drives new testing requirements and technologies in the Test materials market; and

●	Development of intelligent machines provides opportunity in the Sensors mobile hydraulics market.

We believe that our business model supports achieving our double digit growth milestone assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We invested significantly in the fiscal years ended September 28, 2013 and September 27, 2014 and will continue to moderately invest in future years.

Financial Results

Total Company

Orders and Backlog

The following is a comparison of orders for the three and six months ended March 28, 2015 and March 29, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Six			Six
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	March 28,	Business	Currency	March 29,	March 28,	Business	Currency	March 29,
	2015	Change	Translation	2014	2015	Change	Translation	2014
Orders	$158.7	$7.6	$(12.1)	$163.2	$294.0	$9.4	$(17.4)	$302.0

Orders
Orders for the three months ended March 28, 2015 were $158.7 million, a decrease of $4.5 million, or 2.8%, compared to $163.2 million for the three months ended March 29, 2014. Excluding an estimated 7.4% unfavorable impact of currency translation, which affected both the Test segment (“Test”) and the Sensors segment (“Sensors”), orders increased 4.7%. The overall decrease in orders was driven by the 7.4% unfavorable impact of currency translation, Test base orders decline of 23.2% and Sensors order decline of 6.6% on a constant currency basis, partially offset by a $27.5 million increase in large orders (equal to or in excess of $5.0 million) in Test. Test orders were relatively flat, reflecting product order growth of 1.1%, partially offset by a decline in service orders of 2.2%. Orders for the three months ended March 28, 2015 included four large custom Test orders totaling $46.5 million. Orders for the three months ended March 29, 2014 included two large custom Test orders totaling $19.0 million.

Orders for the six months ended March 28, 2015 totaled $294.0 million, a decrease of $8.0 million, or 2.6%, compared to $302.0 million for the six months ended March 29, 2014. Excluding an estimated 5.8% unfavorable impact of currency translation, orders increased by 3.1%. The overall decrease in orders was driven by the 5.8% unfavorable impact of currency translation, Test base orders decline of 9.5% and Sensors order decline of 2.2% on a constant currency basis, partially offset by an $18.7 million increase in large Test orders. Orders for the six months ended March 28, 2015 included five large custom Test orders totaling $51.6 million. Orders for the six months ended March 29, 2014 included four large custom Test orders totaling $32.9 million.

Backlog
Backlog of undelivered orders as of March 28, 2015 was $324.4 million, an increase of 6.6% compared to $304.2 million as of March 29, 2014. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to orders cancellations, we have not historically experienced a significant number of order cancellations.

Results of Operations

The following is a comparison of three and six months ended March 28, 2015 and March 29, 2014 statements of operations (in millions, except per share data):

	Three Months Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2015	2014	% Variance	2015	2014	% Variance
Revenue	$144.0	$137.3	4.9%	$286.5	$275.8	3.9%
Cost of sales	87.5	81.8	7.0%	173.1	165.7	4.5%
Gross profit	56.5	55.5	1.8%	113.4	110.1	3.0%
Gross margin	39.3%	40.4%		39.6%	39.9%

Operating expenses:
Selling and marketing	20.3	22.4	-9.4%	41.6	43.9	-5.2%
General administrative	12.8	14.0	-8.6%	27.0	27.2	-0.7%
Research and development	5.6	6.8	-17.6%	11.2	12.5	-10.4%
Total operating expenses	38.7	43.2	-10.4%	79.8	83.6	-4.5%

Income from operations	17.8	12.3	44.7%	33.6	26.5	26.8%

Interest expense, net	(0.3)	(0.2)	50.0%	(0.4)	(0.4)	0.0%
Other expense, net	(0.6)	(0.2)	200.0%	(1.4)	(0.5)	180.0%

Income before income taxes	16.9	11.9	42.0%	31.8	25.6	24.2%
Income tax provision	5.2	4.1	26.8%	6.3	8.7	-27.6%
Net income	$11.7	$7.8	50.0%	$25.5	$16.9	50.9%

Diluted earnings per share	$0.77	$0.50	54.0%	$1.68	$1.09	54.1%

The following is a comparison of results of operations for the three and six months ended March 28, 2015 and March 29, 2014, separately identifying the impact of currency translation and prior year severance and related costs (in millions):

	Three			Prior Year	Three	Six			Prior Year	Six
	Months			Severance	Months	Months			Severance	Months
	Ended	Estimated		and	Ended	Ended	Estimated		and	Ended
	March 28,	Business	Currency	Related	March 29,	March 28,	Business	Currency	Related	March 29,
	2015	Change	Translation	Costs	2014	2015	Change	Translation	Costs	2014

Revenue	$144.0	$16.5	$(9.8)	$-	$137.3	$286.5	$25.6	$(14.9)	$-	$275.8
Cost of sales	87.5	13.2	(7.1)	(0.4)	81.8	173.1	21.1	(10.7)	(3.0)	165.7
Gross profit	56.5	3.3	(2.7)	0.4	55.5	113.4	4.5	(4.2)	3.0	110.1
	39.3%				40.4%	39.6%		-		39.9%
Operating expenses:
Selling and marketing	20.3	(0.5)	(1.5)	(0.1)	22.4	41.6	0.9	(2.3)	(0.9)	43.9
General administrative	12.8	(0.5)	(0.6)	(0.1)	14.0	27.0	1.6	(0.9)	(0.9)	27.2
Research and development	5.6	(1.0)	(0.2)	-	6.8	11.2	(1.1)	(0.2)	-	12.5
Total operating expenses	38.7	(2.0)	(2.3)	(0.2)	43.2	79.8	1.4	(3.4)	(1.8)	83.6

Income from operations	$17.8	$5.3	$(0.4)	$0.6	$12.3	$33.6	$3.1	$(0.8)	$4.8	$26.5

Revenue

Revenue for the three months ended March 28, 2015 was $144.0 million, an increase of $6.7 million, or 4.9%, compared to $137.3 million for the three months ended March 29, 2014. Excluding the impact of currency translation, revenue increased by 12.0%. Revenue for the six months ended March 28, 2015 was $286.5 million, an increase of $10.7 million, or 3.9%, compared to $275.8 million for the six months ended March 29, 2014. Excluding the impact of currency translation, revenue increased by 9.3%. Test contributed $118.8 million and $236.8 million in revenue for the three and six months ended March 28, 2015, respectively, or 7.1% and 5.5% growth as a result of strong engineer-to-order revenue converted from a higher beginning of period backlog, as well as factory through put driven by productivity improvements, partially offset by the unfavorable impact of currency translation. Sensors contributed $25.2 million and $49.7 million in revenue for the three and six months ended March 28, 2015, respectively, or 4.5% and 3.3% decline as a result of an estimated 12.5% and 9.5% unfavorable impact of currency translation.

Severance and Related Costs
We initiated workforce reductions and other cost reduction actions during the three and six months ended March 29, 2014. As a result of those cost reduction actions, during the three months ended March 29, 2014, we incurred severance and related costs of $0.6 million, of which $0.4 million, $0.1 million, and $0.1 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively. During the six months ended March 29, 2014, we incurred severance and related costs of $4.8 million, of which $3.0 million, $0.9 million, and $0.9 million were reported in Cost of Sales, Selling and Marketing, and General and Administrative expense, respectively.

Gross Profit
Gross profit for the three months ended March 28, 2015 was $56.5 million, an increase of $1.0 million, or 1.8%, compared to $55.5 million for the three months ended March 29, 2014. Gross profit as a percentage of revenue was 39.3%, a decrease of 1.1 percentage points from 40.4% for the three months ended March 29, 2014, primarily due to an unfavorable product mix in Test, partially offset by favorable product mix and operational efficiencies in Sensors.

Gross profit for the six months ended March 28, 2015 was $113.4 million, an increase of $3.3 million, or 3.0%, compared to $110.1 million for the six months ended March 29, 2014. Gross profit as a percentage of revenue was 39.6%, a decrease of 0.3 percentage points from 39.9% for six months ended March 29, 2014. The previously mentioned severance and related costs of $3.0 million for the six months ended March 29, 2014 unfavorably impacted gross profit as a percentage of revenue by 1.1 percentage points for the six months ended March 29, 2014. Excluding these costs, the gross margin rate decreased 1.4 percentage points, primarily due to an unfavorable product mix in the Test business.

Selling and Marketing Expense
Selling and marketing expense for the three months ended March 28, 2015 was $20.3 million, a decrease of $2.1 million, or 9.4%, compared to $22.4 million for the three months ended March 29, 2014. The decrease was driven by an estimated $1.5 million favorable impact of currency translation and lower variable compensation expense in the three months ended March 28, 2015, partially offset by the timing of selling activities to drive future revenue growth. Selling and marketing expense as a percentage of revenue for the three months ended March 28, 2015 was 14.1%, compared to 16.3% for the three months ended March 29, 2014.

Selling and marketing expense for the six months ended March 28, 2015 was $41.6 million, a decrease of $2.3 million, or 5.2%, compared to $43.9 million for the six months ended March 29, 2014. The decrease was driven by an estimated $2.3 million favorable impact of currency translation, severance and related costs of $0.9 million in the six months ended March 29, 2014 and $0.7 million lower variable compensation expense in the six months ended March 28, 2015, partially offset by the timing of selling and marketing expenditures to drive future revenue growth. Selling and marketing expense as a percentage of revenue for the six months ended March 28, 2015 was 14.5%, compared to 15.9% for the six months ended March 29, 2014.

General and Administrative Expense
General and administrative expense for the three months ended March 28, 2015 was $12.8 million, a decrease of $1.2 million, or 8.6%, compared to $14.0 million for the three months ended March 29, 2014. The decrease was primarily driven by $1.0 million in lower external legal costs, $0.8 million in lower compensation and benefits resulting from lower variable compensation expense, and an estimated $0.6 million favorable impact of currency translation. These lower expenses were partially offset by $0.7 million in increased professional fees and contract labor expense and $0.3 million related to the full quarterly expense in relation to the Roehrig Engineering, Inc. (“REI”) business acquired during the third quarter of fiscal year 2014. General and administrative expense as a percentage of revenue for the three months ended March 28, 2015 was 8.9%, compared to 10.2% for the three months ended March 29, 2014.

General and administrative expense for the six months ended March 28, 2015 was $27.0 million, a decrease of $0.2 million, or 0.7%, compared to $27.2 million for the six months ended March 29, 2014. The decrease was primarily driven by $0.9 million in reduced severance and related costs, $0.7 million in lower external legal costs, $0.9 million in decreased compensation and benefits resulting from lower variable compensation expense and an estimated $0.9 million favorable impact of currency translation. These decreases were partially offset by higher compensation costs related to the departure of the former Test Senior Vice President and General Manager, increased consulting expense associated with a transitional services agreement, $0.7 million related to the full six month expense in relation to the REI business, $0.6 million in increased professional fees and contract labor expense and $0.2 million of increased bad debt expense. General and administrative expense as a percentage of revenue for the six months ended March 28, 2015 was 9.4%, compared to 9.9% for the six months ended March 29, 2014.

Research and Development Expense
Research and development expense for the three months ended March 28, 2015 was $5.6 million, a decrease of $1.2 million, or 17.6%, compared to $6.8 million for the three months ended March 29, 2014. Research and development expense for the six months ended March 28, 2015 was $11.2 million, a decrease of $1.3 million, or 10.4%, compared to $12.5 million for the six months ended March 29, 2014. Both decreases were primarily driven by research and development costs expended in the development of software that was capitalized to Other intangible assets, net in the Consolidated Balance Sheets, as well as lower variable compensation expense. Research and development expense as a percentage of revenue for the three months ended March 28, 2015 was 3.9%, compared to 5.0% for the three months ended March 29, 2014. Research and development expense as a percentage of revenue for the six months ended March 28, 2015 was 3.9%, compared to 4.5% for the six months ended March 29, 2014.

Income from Operations
Income from operations for the three months ended March 28, 2015 was $17.8 million, an increase of $5.5 million, or 44.7%, compared to income from operations of $12.3 million for the three months ended March 29, 2014, driven by increased gross profit and decreased operating expenses. Operating income as a percentage of revenue for the three months ended March 28, 2015 was 12.4%, compared to 9.0% for the three months ended March 29, 2014.

Income from operations for the six months ended March 28, 2015 was $33.6 million, an increase of $7.1 million, or 26.8%, compared to income from operations of $26.5 million for the six months ended March 29, 2014. Excluding the previously mentioned severance and related costs of $4.8 million incurred in the six months ended March 29, 2014, income from operations increased 7.3%, driven by increased gross profit and decreased operating expenses. Operating income as a percentage of revenue for the six months ended March 28, 2015 was 11.7%, compared to 9.6% for the six months ended March 29, 2014.

Interest Expense, net
Net interest expense for the three months ended March 28, 2015 and the three months ended March 29, 2014 was $0.3 million and $0.2 million, respectively.

Net interest expense for both the six months ended March 28, 2015 and the six months ended March 29, 2014 was $0.4 million.

Other Expense, net
Other expense, net for the three months ended March 28, 2015 was expense of $0.6 million, an increase of $0.4 million, compared to expense of $0.2 million in the three months ended March 29, 2014. This increase was primarily driven by $0.4 million increased net losses on foreign currency transactions.

Other expense, net for the six months ended March 28, 2015 was expense of $1.4 million, an increase of $0.9 million, compared to expense of $0.5 million in the six months ended March 29, 2014. This increase was primarily driven by $1.4 million increased net losses on foreign currency transactions, partially offset by a $0.5 million decrease in other expense.

Provision for Income Taxes
Provision for income taxes for the three months ended March 28, 2015 totaled $5.2 million, an increase of $1.1 million, or 26.8%, compared to $4.1 million for the three months ended March 29, 2014. The increase is primarily due to higher income before taxes, partially offset by a lower effective tax rate. The effective tax rate for the three months ended March 28, 2015 was 30.6%, a decrease of 4.2 percentage points compared to a tax rate of 34.8% for the three months ended March 29, 2014. The lower effective tax rate was primarily due to a change in the geographic mix of income before taxes and changes in certain foreign tax rates.

Provision for income taxes for the six months ended March 28, 2015 totaled $6.3 million, a decrease of $2.4 million, or 27.6%, compared to $8.7 million for the six months ended March 29, 2014. The decrease is primarily due to a lower effective tax rate, partially offset by higher income before taxes. The effective tax rate for the six months ended March 28, 2015 was 19.7%, a decrease of 14.3 percentage points compared to a tax rate of 34.0% for the six months ended March 29, 2014. This lower effective tax rate was primarily due to the enactment of tax legislation during the three months ended December 27, 2014 that retroactively extended the United States research and development tax credits, which resulted in a discrete tax benefit of $2.1 million. In addition, the Company recognized a discrete tax benefit of $1.8 million during the three months ended December 27, 2014 associated with the favorable resolution of audit matters in connection with the IRS examination of tax years ending October 1, 2011 and September 29, 2012.

Net income
Net income for the three months ended March 28, 2015 was $11.7 million, an increase of $3.9 million, or 50.0%, compared to $7.8 million for the three months ended March 29, 2014. The increase was primarily driven by higher income from operations and a lower effective tax rate. Earnings per diluted share were $0.77, an increase of $0.27 per share, or 54.0%, compared to $0.50 per share for the three months ended March 29, 2014.

Net income for the six months ended March 28, 2015 was $25.5 million, an increase of $8.6 million, or 50.9%, compared to $16.9 million for the six months ended March 29, 2014. The increase was primarily driven by higher income from operations and a lower effective tax rate. Earnings per diluted share were $1.68, an increase of $0.59 per share, or 54.1%, compared to $1.09 per share for the six months ended March 29, 2014. The previously mentioned research and development tax credits and favorable reserve adjustments in connection with the IRS audit of previous years positively impacted earnings per share by $0.14 and $0.11, respectively. The $4.8 million charge for severance and related costs for the six months ended March 29, 2014 negatively impacted earnings per diluted share by $0.21.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of Test orders for the three and six months ended March 28, 2015 and March 29, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Six			Six
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	March 28,	Business	Currency	March 29,	March 28,	Business	Currency	March 29,
	2015	Change	Translation	2014	2015	Change	Translation	2014
Orders	$135.1	$9.5	$(8.8)	$134.4	$245.7	$10.6	$(12.3)	$247.4

Orders
Orders for the three months ended March 28, 2015 totaled $135.1 million, an increase of $0.7 million, or 0.5%, compared to orders of $134.4 million for the three months ended March 29, 2014. Excluding the impact of currency translation, orders increased 7.1%. This increase was primarily driven by variability in large orders, partially offset by a 23.2% decline in base orders. Orders for the three months ended March 28, 2015 included four large custom orders in Asia totaling $46.5 million. There were three large orders totaling $25.5 million in the ground vehicles market and one large order for $21.0 million in the structures market. Orders for the three months ended March 29, 2014 included two large orders in Americas totaling $19.0 million. The 23.2% decrease in base orders was driven by a decline across all geographies. Test accounted for 85.1% of total Company orders, compared to 82.4% for the three months ended March 29, 2014.

Orders for the six months ended March 28, 2015 totaled $245.7 million, a decrease of $1.7 million, or 0.7%, compared to orders of $247.4 million for the six months ended March 29, 2014. Excluding the impact of currency translation, orders increased 4.3%. This increase was primarily driven by variability in large orders, partially offset by 9.5% decline in base orders. Orders for the six months ended March 28, 2015 included the four previously mentioned large orders in Asia totaling $46.5 million, as well as one large Americas order totaling $5.1 million. Orders for the six months ended March 29, 2014 included two large orders in China totaling $13.9 million, as well as the two previously mentioned large Americas orders totaling $19.0 million. The 9.5% decrease in base orders was driven by 7.9% orders decline in the service business from weaker demand in Europe and the Americas. Test accounted for 83.6% of total Company orders, compared to 81.9% for six months ended March 29, 2014.

Backlog
Backlog of undelivered orders as of March 28, 2015 was $310.9 million, an increase of 8.9% compared to backlog of $285.6 million as of March 29, 2014.

Results of Operations

The following is a comparison of Test results of operations for the three and six months ended March 28, 2015 and March 29, 2014, separately identifying the impact of currency translation and prior year severance and related costs (in millions):

	Three			Prior Year	Three	Six			Prior Year	Six
	Months			Severance	Months	Months			Severance	Months
	Ended	Estimated		and	Ended	Ended	Estimated		and	Ended
	March 28,	Business	Currency	Related	March 29,	March 28,	Business	Currency	Related	March 29,
	2015	Change	Translation	Costs	2014	2015	Change	Translation	Costs	2014

Revenue	$118.8	$14.4	$(6.5)	$—	$110.9	$236.8	$22.4	$(10.0)	$—	$224.4
Cost of sales	76.0	12.4	(5.6)	(0.4)	69.6	150.2	19.2	(8.4)	(3.0)	142.4
Gross profit	42.8	2.0	(0.9)	0.4	41.3	86.6	3.2	(1.6)	3.0	82.0
	36.1%				37.2%	36.6%				36.5%
Operating expenses:
Selling and marketing	15.7	(0.7)	(0.9)	(0.1)	17.4	32.2	0.5	(1.4)	(0.9)	34.0
General administrative	9.8	(1.0)	(0.2)	(0.1)	11.1	21.3	1.4	(0.3)	(0.9)	21.1
Research and development	4.1	(1.0)	—	—	5.1	8.0	(1.3)	—	—	9.3
Total operating expenses	29.6	(2.7)	(1.1)	(0.2)	33.6	61.5	0.6	(1.7)	(1.8)	64.4

Income from operations	$13.2	$4.7	$0.2	$0.6	$7.7	$25.1	$2.6	$0.1	$4.8	$17.6

Revenue
Revenue for the three months ended March 28, 2015 was $118.8 million, an increase of $7.9 million, or 7.1%, compared to revenue of $110.9 million for the three months ended March 29, 2014. Excluding the impact of currency translation, revenue increased 13.0%. Revenue for the six months ended March 28, 2015 was $236.8 million, an increase of $12.4 million, or 5.5%, compared to revenue of $224.4 million for the six months ended March 29, 2014. Excluding the impact of currency translation, revenue increased 10.0%. Both increases were primarily driven by strong engineer-to-order revenue converted from a higher beginning of period backlog, as well as factory through put driven by productivity improvements, partially offset by the unfavorable impact of currency translation.

Gross Profit
Gross profit for the three months ended March 28, 2015 was $42.8 million, an increase of $1.5 million, or 3.6%, compared to $41.3 million for three months ended March 29, 2014. Gross profit as a percentage of revenue was 36.1%, a decrease of 1.1 percentage points from 37.2% for the three months ended March 29, 2014, primarily as a result of an unfavorable product mix resulting from a higher content of custom projects.

Gross profit for the six months ended March 28, 2015 was $86.6 million, an increase of $4.6 million, or 5.6%, compared to $82.0 million for the six months ended March 29, 2014. Gross profit as a percentage of revenue was 36.6%, relatively flat compared to 36.5% for the six months ended March 29, 2014. The previously mentioned severance and related costs of $3.0 million unfavorably impacted gross profit as a percentage of revenue by 1.3 percentage points for the first six months ended March 29, 2014. Excluding these costs, the gross margin rate decreased by 1.2 percentage points primarily as a result of an unfavorable product mix resulting from a higher content of custom projects.

Selling and Marketing Expense
Selling and marketing expense for the three months ended March 28, 2015 was $15.7 million, a decrease of $1.7 million, or 9.8%, compared to $17.4 million for the three months ended March 29, 2014. The decrease was driven by a $0.6 million reduction in compensation and benefits resulting from lower variable compensation expense, as well as an estimated $0.9 million favorable impact of currency translation. Selling and marketing expense as a percentage of revenue for the three months ended March 28, 2015 was 13.2%, compared to 15.7% for the three months ended March 29, 2014.

Selling and marketing expense for the six months ended March 28, 2015 was $32.2 million, a decrease of $1.8 million, or 5.3%, compared to $34.0 million for the six months ended March 29, 2014. The decrease was driven by severance and related costs of $0.9 million for the six months ended March 28, 2014, $0.6 million reduction in variable compensation expense, as well as an estimated $1.4 million favorable impact of currency translation. These decreases were partially offset by $1.3 million of increased sales and marketing expenditures to drive future revenue growth. Selling and marketing expense as a percentage of revenue for the six months ended March 28, 2015 was 13.6%, compared to 15.2% for the six months ended March 29, 2014.

General and Administrative Expense
General and administrative expense for the three months ended March 28, 2015 was $9.8 million, a decrease of $1.3 million, or 11.7%, compared to $11.1 million for the three months ended March 29, 2014, resulting from $1.0 million in lower external legal costs, $0.6 million in decreased compensation and benefits resulting from lower variable compensation expense, $0.2 million of decreased bad debt expense, and an estimated $0.2 million favorable impact of currency translation. These decreases were partially offset by $0.7 million in increased professional fees and contract labor expense and $0.3 million related to the full quarterly expense in relation to the REI business. General and administrative expense as a percentage of revenue for the three months ended March 28, 2015 was 8.2%, compared to 10.0% for the three months ended March 29, 2014.

General and administrative expense for the six months ended March 28, 2015 was $21.3 million, an increase of $0.2 million, or 0.9%, compared to $21.1 million for the six months ended March 29, 2014, resulting from higher compensation costs related to the departure of the former Test Senior Vice President and General Manager, increased consulting expense associated with a transitional services agreement, $0.7 million related to the full year expense in relation to the REI business, $0.6 million in increased professional fees and contract labor expense, $0.2 million in higher compensation and benefits resulting from increased headcount and $0.1 million of increased bad debt expense. These higher expenses were partially offset by lower severance and related costs of $0.9 million, $0.7 million in lower external legal costs, $0.7 million in decreased variable compensation expense and an estimated $0.3 million favorable impact of currency translation. General and administrative expense as a percentage of revenue for the six months ended March 28, 2015 was 9.0%, compared to 9.4% for the six months ended March 29, 2014.

Research and Development Expense
Research and development expense for the three months ended March 28, 2015 was $4.1 million, a decrease of $1.0 million, or 19.6%, compared to $5.1 million for the three months ended March 29, 2014. Research and development expense for the six months ended March 28, 2015 was $8.0 million, a decrease of $1.3 million, or 14.0%, compared to $9.3 million for the six months ended March 29, 2014. Both decreases were primarily attributable to capitalization of research and development costs expended in the development of software and decreased compensation and benefits resulting from lower than expected variable compensation expense. Research and development expense as a percentage of revenue for the three months ended March 28, 2015 was 3.5%, compared to 4.6% for the three months ended March 29, 2014. Research and development expense as a percentage of revenue for the six months ended March 28, 2015 was 3.4%, compared to 4.1% for the six months ended March 29, 2014.

Income from Operations
Income from operations for the three months ended March 28, 2015 was $13.2 million, an increase of $5.5 million, or 71.4%, compared to $7.7 million for the three months ended March 29, 2014. The increase was driven by higher gross profit and $4.0 million of lower operating expenses. Operating income as a percentage of revenue for the three months ended March 28, 2015 was 11.1%, compared to 6.9% for the three months ended March 29, 2014.

Income from operations for the six months ended March 28, 2015 was $25.1 million, an increase of $7.5 million, or 42.6%, compared to $17.6 million for the six months ended March 29, 2014. Excluding the previously mentioned severance and related costs of $4.8 million, income from operations increased 9.1%, driven by higher gross profit as well as a $1.1 million decrease in operating expenses. Operating income as a percentage of revenue for the six months ended March 28, 2015 was 10.6%, compared to 7.8% for the six months ended March 29, 2014.
26

Sensors Segment

Orders and Backlog

The following is a comparison of Sensors orders for the three and six months ended March 28, 2015 and March 29, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Six			Six
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	March 28,	Business	Currency	March 29,	March 28,	Business	Currency	March 29,
	2015	Change	Translation	2014	2015	Change	Translation	2014
Orders	$23.6	$(1.9)	$(3.3)	$28.8	$48.3	$(1.2)	$(5.1)	$54.6

Orders
Orders for three months ended March 28, 2015 totaled $23.6 million, a decrease of $5.2 million, or 18.1%, compared to orders of $28.8 million for the three months ended March 29, 2014. The industrial and mobile hydraulic markets were down 12.1% and 12.4%, respectively, driven by the timing of blanket order renewals and the unfavorable impact of currency translation. Excluding the impact of currency translation, orders decreased 6.6%. Sensors accounted for 14.9% of total Company orders, compared to 17.6% for the three months ended March 29, 2014.

Orders for the six months ended March 28, 2015 totaled $48.3 million, a decrease of $6.3 million, or 11.5%, compared to orders of $54.6 million for the six months ended March 29, 2014. The industrial and mobile hydraulic markets were down 19.4% and 20.1%, respectively, driven by the unfavorable impact of currency translation and timing of blanket order renewals. Excluding the impact of currency translation, orders decreased 2.2%. Sensors accounted for 16.4% of total Company orders, compared to 18.1% for the six months ended March 29, 2014.

Backlog
Backlog of undelivered orders as of March 28, 2015 was $13.5 million, a decrease of 27.4% compared to backlog of $18.6 million as of March 29, 2014.

Results of Operations

The following is a comparison of Sensors results of operations for the three and six months ended March 28, 2015 and March 29, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Six			Six
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	March 28,	Business	Currency	March 29,	March 28,	Business	Currency	March 29,
	2015	Change	Translation	2014	2015	Change	Translation	2014

Revenue	$25.2	$2.1	$(3.3)	$26.4	$49.7	$3.2	$(4.9)	$51.4
Cost of sales	11.5	0.8	(1.5)	12.2	22.9	1.9	(2.3)	23.3
Gross profit	13.7	1.3	(1.8)	14.2	26.8	1.3	(2.6)	28.1
	54.2%			53.8%	53.8%			54.8%
Operating expenses:
Selling and marketing	4.6	0.2	(0.6)	5.0	9.4	0.4	(0.9)	9.9
General administrative	3.0	0.5	(0.4)	2.9	5.7	0.2	(0.6)	6.1
Research and development	1.5	—	(0.2)	1.7	3.2	0.2	(0.2)	3.2
Total operating expenses	9.1	0.7	(1.2)	9.6	18.3	0.8	(1.7)	19.2

Income from operations	$4.6	$0.6	$(0.6)	$4.6	$8.5	$0.5	$(0.9)	$8.9

Revenue
Revenue for the three months ended March 28, 2015 was $25.2 million, a decrease of $1.2 million, or 4.5%, compared to revenue of $26.4 million for the three months ended March 29, 2014. Excluding the impact of currency translation, Sensors revenue was up 8.0% as a result of a higher beginning of period backlog for the three months ended March 28, 2015.

Revenue for the six months ended March 28, 2015 was $49.7 million, a decrease of $1.7 million, or 3.3%, compared to revenue of $51.4 million for the six months ended March 29, 2014. Excluding the impact of currency translation, Sensors revenue was up 6.2% as a result of a higher beginning of period backlog for the three months ended March 28, 2015.

Gross Profit
Gross profit for the three months ended March 28, 2015 was $13.7 million, a decrease of $0.5 million, or 3.5%, compared to $14.2 million for the three months ended March 29, 2014. Gross profit as a percentage of revenue was 54.2%, an increase of 0.4 percentage points from 53.8% for the three months ended March 29, 2014. The higher gross margin rate was primarily driven by a favorable product mix resulting from sales improvement in certain industrial and mobile hydraulic markets that have a higher margin rate, as well as operational efficiencies achieved by insourcing the production of certain components.

Gross profit for the six months ended March 28, 2015 was $26.8 million, a decrease of $1.3 million, or 4.6%, compared to $28.1 million for the six months ended March 29, 2014. Gross profit as a percentage of revenue was 53.8%, a decrease of 1.0 percentage points from 54.8% for the six months ended March 29, 2014. The lower gross margin rate was primarily driven by an unfavorable product mix resulting from sales improvement in certain industrial and mobile hydraulic markets that have a lower margin rate, partially offset by operational efficiencies achieved by insourcing the production of certain components.

Selling and Marketing Expense
Selling and marketing expense for the three months ended March 28, 2015 was $4.6 million, a decrease of $0.4 million, or 8.0%, compared to $5.0 million for the three months ended March 29, 2014, including an estimated $0.6 million favorable impact of currency translation, partially offset by $0.3 million higher compensation and benefits resulting from increased headcount to support future revenue growth. Selling and marketing expense as a percentage of revenue for the three months ended March 28, 2015 was 18.3%, compared to 18.9% for the three months ended March 29, 2014.

Selling and marketing expense for the six months ended March 28, 2015 was $9.4 million, a decrease of $0.5 million, or 5.1%, compared to $9.9 million for the six months ended March 29, 2014, including an estimated $0.9 million favorable impact of currency translation, partially offset by $0.3 million higher compensation and benefits resulting from increased headcount to support future revenue growth. Selling and marketing expense as a percentage of revenue for the six months ended March 28, 2015 was 18.9%, compared to 19.3% for the six months ended March 29, 2014.

General and Administrative Expense
General and administrative expense for the three months ended March 28, 2015 was $3.0 million, an increase of $0.1 million, or 3.4%, compared to $2.9 million for the three months ended March 29, 2014. The increase was primarily driven by $0.2 million of increased bad debt expense and $0.2 million in increased compensation and benefits, partially offset by an estimated $0.4 million favorable impact of currency translation. General and administrative expense as a percentage of revenue for the three months ended March 28, 2015 was 11.9%, compared to 11.0% for the three months ended March 29, 2014.

General and administrative expense for the six months ended March 28, 2015 was $5.7 million, a decrease of $0.4 million, or 6.6%, compared to $6.1 million for the six months ended March 29, 2014, including an estimated $0.6 million favorable impact of currency translation. This decrease was partially offset by $0.1 million increased bad debt expense. General and administrative expense as a percentage of revenue for the six months ended March 28, 2015 was 11.5%, compared to 11.9% for the six months ended March 29, 2014.

Research and Development Expense
Research and development expense for the three months ended March 28, 2015 was $1.5 million, a decrease of $0.2 million, or 11.8%, compared to $1.7 million for the three months ended March 29, 2014. The decrease was primarily driven by favorable currency translation. Research and development expense as a percentage of revenue for the three months ended March 28, 2015 was 6.0%, compared to 6.4% for the three months ended March 29, 2014.

Research and development expense for both the six months ended March 28, 2015 and the six months ended March 29, 2014 was $3.2 million. Higher compensation and benefits resulting from increased headcount was offset by the favorable impact of currency translation and $0.1 million decreased variable compensation expense. Research and development expense as a percentage of revenue for the six months ended March 28, 2015 was 6.4%, compared to 6.2% for the six months ended March 29, 2014.

Income from Operations
Income from operations for both the three months ended March 28, 2015 and the three months ended March 29, 2014 was $4.6 million, primarily due to lower gross profit, partially offset by decreased operating expenses. Operating income as a percentage of revenue for the three months ended March 28, 2015 was 18.3% compared to 17.4% for the three months ended March 29, 2014.

Income from operations for the six months ended March 28, 2015 was $8.5 million, a decrease of $0.4 million, or 4.5%, compared to $8.9 million for the six months ended March 29, 2014. The decrease was primarily due to lower gross profit, partially offset by decreased operating expenses. Operating income as a percentage of revenue for the six months ended March 28, 2015 was 17.1% compared to 17.3% for the six months ended March 29, 2014.

Capital Resources and Liquidity

We had cash and cash equivalents of $61.3 million as of March 28, 2015. Of this amount, $13.8 million was located in North America, $21.6 million in Europe, and $25.9 million in Asia. Of the $47.5 million of cash located outside of the U.S., approximately $22.4 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax. We believe our cash and cash equivalents, anticipated cash from operations and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. As of March 28, 2015, we held no short-term investments.

Total cash and cash equivalents increased $0.9 million for the six months ended March 28, 2015, primarily due to earnings and proceeds received from short-term borrowings, partially offset by purchases of our common stock, investment in property and equipment, dividend payments, and increased working capital requirements. Total cash and cash equivalents decreased $4.6 million for the six months ended March 29, 2014, primarily due to purchases of our common stock, investment in property and equipment, dividend payments, and increased working capital requirements, partially offset by earnings and proceeds received from short-term borrowings.

Cash flows from operating activities provided cash totaling $35.6 million for the six months ended March 28, 2015, compared to cash provided of $24.1 million for the six months ended March 29, 2014. Cash provided for the six months ended March 28, 2015 was primarily due to earnings and $10.3 million increased accounts payable resulting from general timing of purchases and payments and $1.5 million in increased advance payments received from customers driven by the mix of orders in the quarter, partially offset by $9.4 million in increased accounts and unbilled receivables resulting from general timing of billing and collections, and $6.8 million in increased inventories to support future revenue.

Cash provided for the six months ended March 29, 2014 was primarily due to earnings and $5.0 million increased advanced payments received from customers driven by the mix of orders in the quarter, partially offset by $5.2 million increased accounts and unbilled receivables resulting from general timing of billing and collections, $1.3 million decreased accounts payable resulting from general timing of purchases and payments, and $1.1 million increased inventories to support future revenue.

Cash flows from investing activities required the use of cash totaling $9.1 million for the six months ended March 28, 2015, compared to use of cash totaling $10.5 million for the six months ended March 29, 2014, each of which reflects investment in property and equipment.

Cash flows from financing activities used cash totaling $20.8 million for the six months ended March 28, 2015, compared to the cash used totaling $18.2 million for the six months ended March 29, 2014. The cash used for the six months ended March 28, 2015 was primarily due to the use of $26.4 million to purchase approximately 368,000 shares of our common stock under our share purchase program and 8,000 shares related to stock-based compensation arrangements, as well as dividend payments of $9.1 million, partially offset by $10.8 million net proceeds from short-term borrowings and $3.4 million received in connection with stock option exercises. The cash used for the six months ended March 29, 2014 was primarily due to the use of $23.3 million to purchase approximately 339,600 shares of our common stock, as well as dividend payments of $9.2 million, partially offset by $10.0 million proceeds from short-term borrowings, and $3.4 million received in connection with stock option exercises.

Under the terms of our borrowing agreements, we have agreed to certain financial covenants. As of March 28, 2015, we were in compliance with the terms and conditions of those financial covenants.

Off-Balance Sheet Arrangements

As of March 28, 2015, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with GAAP, and GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Recent Accounting Pronouncements

For further information see Note 2 of the Condensed Notes to Consolidated Financial Statements herein.

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

●	We may be required to recognize impairment charges for long-lived assets
●	Volatility in the global economy and foreign currency could adversely affect results
●	Our business is subject to strong competition
●	We are subject to risks because we design and manufacture first-of-kind products
●	We may experience difficulties obtaining the services of skilled employees
●	We may fail to protect our intellectual property effectively, or may infringe upon the intellectual property of others
●	Our business could be adversely affected by product liability claims and commercial litigation
●	We may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase
●	Government regulation imposes significant costs and other constraints
●	The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated
●	Our customers are in cyclical industries and a downturn in those industries could adversely affect results
●
We have been required to conduct a good faith reasonable country of origin analysis and due diligence on our use of “conflict materials,” which has imposed and may impose additional costs on us and could raise reputational and other risks

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
31

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio as of March 28, 2015 included $61.3 million of cash and cash equivalents. The cash equivalent portion of our investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.3 million for the six months ended March 28, 2015.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $11.3 million in revenue for the six months ended March 28, 2015.

As of March 28, 2015, our short-term borrowings outstanding consisted of $70.9 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical 1.0 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $0.3 million in interest expense for the six months ended March 28, 2015.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015, our disclosure controls and procedures were effective.

There were no changes that occurred during the three months ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of March 28, 2015 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares
			Part of	that May Yet
		Average	Publicly	be Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
December 28, 2014 - January 31, 2015	67,182	$73.63	67,182	882,656
February 1, 2015 - February 28, 2015	58,725	$71.30	58,725	823,931
March 1, 2015 - March 28, 2015	60,751	$72.53	60,751	763,180
Total	186,658	$72.54	186,658

We purchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the three months ended March 28, 2015, our share purchases were executed under a 2.0 million share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 6. Exhibits
Exhibit
Number	Description

10.1	Consulting Agreement, dated January 3, 2015, by and between MTS Systems Corporation and Susan Knight, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101.INS **	XBRL Instance Document (furnished herewith).

101.SCH **	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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

MTS SYSTEMS CORPORATION

Dated: May 4, 2015	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2015	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

