Form 10-Q
period 2015-06-27
MTS SYSTEMS CORP
filed 2015-08-03
CIK 68709

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-2382

MTS SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0908057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14000 Technology Drive, Eden Prairie, MN  55344
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

The number of shares outstanding of the issuer’s common stock as of July 30, 2015 was 14,937,570 shares.

MTS SYSTEMS CORPORATION

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 27, 2015

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(unaudited - in thousands, except per share data)

	June 27,	September 27,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$53,297	$60,397
Accounts receivable, net of allowances for doubtful accounts of $3,420 and $2,609, respectively	93,547	104,399
Unbilled accounts receivable	68,778	75,762
Inventories	91,972	83,557
Prepaid expenses and other current assets	10,584	13,937
Deferred income taxes	13,168	12,930
Total current assets	331,346	350,982

Property and equipment, net	79,564	81,575
Goodwill	27,484	26,123
Other intangible assets, net	19,967	21,178
Other assets	3,168	3,694
Deferred income taxes	3,057	3,856
Total assets	$464,586	$487,408

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$36,202	$60,000
Accounts payable	28,182	27,189
Accrued payroll and related costs	26,755	30,009
Advance payments from customers	59,638	52,335
Accrued warranty costs	4,792	4,286
Accrued income taxes	2,004	6,041
Deferred income taxes	1,468	1,641
Accrued dividends	4,392	4,476
Other accrued liabilities	22,560	17,004
Total current liabilities	185,993	202,981

Deferred income taxes	10,514	6,045
Non-current accrued income taxes	4,352	5,990
Defined benefit pension plan obligation	5,544	7,654
Other long-term liabilities	4,234	6,611
Total liabilities	210,637	229,281

Shareholders’ Equity:
Common stock, $0.25 par; 64,000 shares authorized: 14,900 and 15,180 shares issued and outstanding as of June 27, 2015 and September 27, 2014, respectively	3,725	3,795
Additional paid-in capital	1,661	6,112
Retained earnings	251,009	242,396
Accumulated other comprehensive (loss) income	(2,446)	5,824
Total shareholders’ equity	253,949	258,127
Total liabilities and shareholders’ equity	$464,586	$487,408

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenue:
Product	$114,779	$126,829	$363,696	$364,669
Service	19,133	18,642	56,755	56,555
Total revenue	133,912	145,471	420,451	421,224
Cost of sales:
Product	69,205	76,605	220,428	220,610
Service	11,498	11,171	33,441	32,846
Total cost of sales	80,703	87,776	253,869	253,456
Gross profit	53,209	57,695	166,582	167,768

Operating expenses:
Selling and marketing	20,475	22,644	62,033	66,538
General and administrative	11,486	11,384	38,482	38,568
Research and development	5,821	6,269	17,074	18,763
Total operating expenses	37,782	40,297	117,589	123,869

Income from operations	15,427	17,398	48,993	43,899

Interest expense, net	(155)	(146)	(595)	(511)
Other expense, net	(126)	(59)	(1,492)	(562)

Income before income taxes	15,146	17,193	46,906	42,826
Provision for income taxes	4,363	3,049	10,631	11,758
Net income	$10,783	$14,144	$36,275	$31,068

Earnings per share:
Basic-
Earnings per share	$0.72	$0.94	$2.42	$2.04
Weighted average number of common shares outstanding - basic	14,905	15,117	15,000	15,238

Diluted-
Earnings per share	$0.72	$0.92	$2.39	$2.01
Weighted average number of common shares outstanding - diluted	15,070	15,294	15,165	15,422

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net income	$10,783	$14,144	$36,275	$31,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,512	173	(9,638)	104
Derivative instruments:
Unrealized net (loss) gain	(201)	(94)	1,796	(188)
Net (gain) loss reclassified to earnings	(551)	28	(2,330)	(390)
Defined benefit pension plan:
Unrealized net (loss) gain	(485)	629	802	1,050
Net loss reclassified to earnings	84	81	265	244
Currency exchange rate change	(123)	13	835	(62)
Other comprehensive income (loss)	236	830	(8,270)	758
Comprehensive income	$11,019	$14,974	$28,005	$31,826

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	June 27,	June 28,
	2015	2014

Cash flows from operating activities:
Net income	$36,275	$31,068
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,681	4,086
Excess tax benefits for stock-based compensation	(603)	(1,010)
Net periodic pension benefit cost	748	836
Depreciation and amortization	15,518	13,883
Deferred income taxes	4,548	(829)
Bad debt provision	965	502

Changes in operating assets and liabilities:
Accounts and unbilled accounts receivable	9,042	(663)
Inventories	(9,498)	(2,729)
Prepaid expenses	(2,306)	(657)
Accounts payable	1,938	(5,068)
Accrued payroll and related costs	(1,956)	1,436
Advance payments from customers	6,813	5,131
Accrued warranty costs	541	449
Other assets and liabilities	4,221	2,571
Net cash provided by operating activities	71,927	49,006

Cash flows from investing activities:
Purchases of property and equipment	(12,676)	(16,004)
Purchase of business, net of acquired cash	—	(14,668)
Net cash used in investing activities	(12,676)	(30,672)

Cash flows from financing activities:
Receipts under short-term borrowings	11,202	30,000
Payments under short-term borrowings	(35,026)	(448)
Excess tax benefits from stock-based compensation	603	1,010
Cash dividends	(13,569)	(13,714)
Proceeds from exercise of stock options and employee stock purchase plan	3,858	3,616
Payments to purchase and retire common stock	(28,873)	(30,756)
Net cash used in financing activities	(61,805)	(10,292)

Effect of exchange rate on changes in cash	(4,546)	230

Net (decrease) increase in cash and cash equivalents	(7,100)	8,272

Cash and cash equivalents, at beginning of period	60,397	48,333
Cash and cash equivalents, at end of period	$53,297	$56,605

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$677	$388
Income taxes	$8,377	$12,821
Non-cash financing activities:
Accrued contingent consideration	$—	$2,000
Dividends declared not yet paid	$4,392	$4,530

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

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 filed with the SEC. Interim results of operations for the third quarter ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year.

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

At its July 9, 2015 meeting, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard. The standard will be required to be adopted for annual periods beginning after December 15, 2017, and interim periods within that annual period, which is the Company’s fiscal year 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is the Company’s fiscal year 2018. The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations or disclosures.

3. Inventories

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories as of June 27, 2015 and September 27, 2014 were as follows:

	June 27,	September 27,
	2015	2014
	(in thousands)
Customer projects in various stages of completion	$24,903	$22,559
Components, assemblies and parts	67,069	60,998
Total	$91,972	$83,557

4. Warranty Obligations

Sales of the Company’s products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, the Company is obligated to repair or replace any components or assemblies it deems defective due to workmanship or materials. The Company reserves the right to reject warranty claims where it determines that failure is due to normal wear, customer modifications, improper maintenance, or misuse. The Company records general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. Warranty provisions and claims for the three and nine months ended June 27, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$5,325	$5,120	$4,286	$4,694
Warranty provisions	1,323	1,335	4,603	5,299
Warranty claims	(1,976)	(1,672)	(4,511)	(5,065)
Adjustments to preexisting warranties	108	382	450	220
Currency translation	12	(1)	(36)	16
Ending balance	$4,792	$5,164	$4,792	$5,164

5. Stock-Based Compensation

The Company compensates its officers, directors, and employees with stock-based compensation under the 2011 Stock Incentive Plan (“2011 Plan”) approved by the Company’s shareholders in 2011, and administered under the supervision of the Company’s Board of Directors. During fiscal year 2013, the Company’s shareholders approved a 1.3 million increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 2.3 million. During the three months ended December 27, 2014 and December 28, 2013, the Company awarded stock options and restricted stock units under the 2011 Plan. At June 27, 2015, a total of 964,821 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In 2011, the Company’s shareholders approved a 2012 Employee Stock Purchase Plan (“ESPP”) that was effective on January 1, 2012. During the three months ended June 27, 2015 and the three months ended September 27, 2014, the Company issued shares of its common stock to participants under the ESPP. At June 27, 2015, a total of 695,669 shares were available for ESPP share issuances. Shares will be available for issuance under the ESPP until December 31, 2021.

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

6. Capital Assets

Property and Equipment
Property and equipment as of June 27, 2015 and September 27, 2014 consisted of the following:

	June 27,	September 27,
	2015	2014
	(in thousands)
Land and improvements	$1,705	$1,710
Buildings and improvements	52,925	54,271
Machinery and equipment	158,727	150,917
Total	213,357	206,898
Less accumulated depreciation	(133,793)	(125,323)
Property and equipment, net	$79,564	$81,575

Goodwill
Goodwill as of June 27, 2015 and September 27, 2014 was $27.5 million and $26.1 million, respectively. During the three months ended December 27, 2014, the Company recognized an adjustment of $1.7 million related to a deferred tax liability as part of the provisional allocation of the Roehrig Engineering, Inc. (“REI”) purchase price assigned to the assets acquired and liabilities assumed. Refer to Note 16 for details regarding this acquisition.

Other Intangible Assets
Other intangible assets as of June 27, 2015 and September 27, 2014 consisted of the following:

	June 27, 2015
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(dollar amounts in thousands)
Software development costs	$18,607	$(13,446)	$5,161	6.3
Patents	12,127	(5,085)	7,042	14.5
Trademarks and trade names	6,293	(1,628)	4,665	29.4
Customer List	2,562	(548)	2,014	8.1
Land-use rights	1,256	(171)	1,085	47.8
Total	$40,845	$(20,878)	$19,967	13.7

	September 27, 2014
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
	(dollar amounts in thousands)
Software development costs	$16,713	$(11,644)	$5,069	5.7
Patents	12,204	(4,453)	7,751	14.4
Trademarks and trade names	6,349	(1,458)	4,891	29.3
Customer List	2,485	(134)	2,351	8.1
Land-use rights	1,269	(153)	1,116	47.8
Total	$39,020	$(17,842)	$21,178	13.4

Amortization expense recognized during the three months ended June 27, 2015 and June 28, 2014 was $1.0 million and $0.9 million, respectively. Amortization expense recognized during the nine months ended June 27, 2015 and June 28, 2014 was $3.1 million and $2.8 million, respectively.

7. Earnings Per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation awards using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 0.2 million and 0.3 million weighted common shares have been excluded from diluted weighted shares outstanding for each of the three months ended June 27, 2015 and June 28, 2014, respectively. Stock options to acquire 0.1 million and 0.3 million weighted common shares have been excluded from diluted weighted shares outstanding for each of the nine months ended June 27, 2015 and June 28, 2014, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income	$10,783	$14,144	$36,275	$31,068

Weighted average common shares outstanding	14,905	15,117	15,000	15,238
Dilutive potential common shares	165	177	165	184
Total diluted weighted average shares outstanding	15,070	15,294	15,165	15,422

Earnings per share:
Basic	$0.72	$0.94	$2.42	$2.04
Diluted	$0.72	$0.92	$2.39	$2.01

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

Financial information by reportable segment for the three and nine months ended June 27, 2015 and June 28, 2014 was as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
	(in thousands)
Revenue by Segment:
Test	$109,484	$118,194	$346,306	$342,602
Sensors	24,428	27,277	74,145	78,622
Total revenue	$133,912	$145,471	$420,451	$421,224

Income from Operations by Segment:
Test	$10,139	$11,769	$35,256	$29,351
Sensors	5,288	5,629	13,737	14,548
Total income from operations	$15,427	$17,398	$48,993	$43,899

9. Derivative Instruments and Hedging Activities

The Company uses foreign currency derivatives to hedge against foreign currency exchange risk. Some derivatives are designated as cash flow hedges and qualify as hedging instruments pursuant to Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”; others are accounted for and reported under the guidance of ASC 830, “Foreign Currency Matters.” Regardless of the designation for accounting purposes, the Company believes that all of its derivative instruments are hedges of transactional risk exposures. The fair value of the Company’s outstanding designated and undesignated derivative assets and liabilities are reported in the June 27, 2015 and September 27, 2014 Consolidated Balance Sheets as follows:

	June 27, 2015
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(in thousands)
Cash flow hedges	$1,110	$836
Total designated hedge derivatives	1,110	836

Derivatives not designated as hedges:
Balance sheet derivatives	—	102
Total hedge and other derivatives	$1,110	$938

	September 27, 2014
	Prepaid Expenses
	and Other	Other Accrued
	Current Assets	Liabilities
Designated hedge derivatives:	(in thousands)
Cash flow hedges	$1,750	$178
Total designated hedge derivatives	1,750	178

Derivatives not designated as hedges:
Balance sheet derivatives	641	—
Total hedge and other derivatives	$2,391	$178

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the June 27, 2015 and September 27, 2014 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

June 27, 2015
Assets						Liabilities
		Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet

Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(in thousands)
$1,110	$—	$1,110	$(795)	$—	$315	$836	$—	$836	$(795)	$—	$41

September 27, 2014
Assets						Liabilities
		Gross Amounts not Offset in the Consolidated Balance Sheet						Gross Amounts not Offset in the Consolidated Balance Sheet
Gross Amount of Recognized Assets	Gross Liabilities Offset in the Consolidated Balance Sheet	Net Amount of Assets Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Received	Net Amount (1)	Gross Amount of Recognized Liabilities	Gross Assets Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet	Derivatives Subject to Offset	Cash Collateral Pledged	Net Amount (2)
(in thousands)
$1,750	$—	$1,750	$—	$—	$1,750	$178	$—	$178	$—	$—	$178

(1)	Net fair value of foreign exchange cash flow hedge assets that could have been reported in the Consolidated Balance Sheets.
(2)	Net fair value of foreign exchange cash flow liabilities that could have been reported in the Consolidated Balance Sheets.

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

As of June 27, 2015 and June 28, 2014, the Company had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $56.6 million and $49.4 million, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $48.2 million and $38.9 million as of June 27, 2015 and June 28, 2014, respectively.

As of June 27, 2015, the net market value of the foreign currency exchange contracts was a net asset of $0.3 million, consisting of $1.1 million in assets and $0.8 million in liabilities. As of June 28, 2014, the net market value of the foreign currency exchange contracts was a net liability of $0.1 million, consisting of $0.3 million in liabilities and $0.2 million in assets.

The pretax amounts recognized in AOCI on currency exchange contracts for the three and nine months ended June 27, 2015 and June 28, 2014, including gains (losses) reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (“OCI”), are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Beginning unrealized net gain (loss) in AOCI	$1,752	$(55)	$1,414	$754
Net (gain) loss reclassified into Revenue (effective portion)	(865)	46	(3,658)	(614)
Net (loss) gain recognized in OCI (effective portion)	(313)	(148)	2,818	(297)
Ending unrealized net gain (loss) in AOCI	$574	$(157)	$574	$(157)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $0.1 million in each of the three and nine months ended June 27, 2015 and June 28, 2014. As of June 27, 2015 and June 28, 2014, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $0.6 million and a net loss of $0.2 million, respectively. The maximum remaining maturity of any forward or optional contract as of June 27, 2015 and June 28, 2014 was 2.0 years and 1.2 years, respectively.

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

As of June 27, 2015 and June 28, 2014, the Company had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $77.0 million and $97.8 million, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of June 27, 2015 and June 28, 2014 was $21.3 million and $24.6 million, respectively. As of June 27, 2015, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $0.1 million. As of June 28, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net loss of $0.3 million.

The net gains (losses) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three and nine months ended June 27, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Net (loss) gain recognized in Other expense, net	$(544)	$(30)	$311	$(253)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
As of June 27, 2015 and September 27, 2014, financial assets and liabilities subject to fair value measurements on a recurring basis were as follows:

	June 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Currency contracts(1)	$—	$1,110	$—	$1,110
Total assets	$—	$1,110	$—	$1,110

Liabilities:
Currency contracts(1)	$—	$938	$—	$938
Total liabilities	$—	$938	$—	$938

	September 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:	(in thousands)
Currency contracts(1)	$—	$2,391	$—	$2,391
Total assets	$—	$2,391	$—	$2,391

Liabilities:
Currency contracts(1)	$—	$178	$—	$178
Total liabilities	$—	$178	$—	$178

(1)	Based on observable market transactions of spot currency rates and forward currency rates on equivalently termed instruments.

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

Income tax expense or benefit allocated to each component of Other Comprehensive Income for the three and nine months ended June 27, 2015 and June 28, 2014 was as follows:

	June 27, 2015
	Three Months Ended			Nine Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(in thousands)
Foreign currency translation adjustments	$1,512	$—	$1,512	$(9,638)	$—	$(9,638)
Derivative instruments:
Unrealized net (loss) gain	(313)	112	(201)	2,818	(1,022)	1,796
Net gain reclassified to earnings	(865)	314	(551)	(3,658)	1,328	(2,330)
Defined benefit pension plan:
Unrealized net (loss) gain	(694)	209	(485)	1,149	(347)	802
Net loss reclassified to earnings	121	(37)	84	380	(115)	265
Currency exchange rate change	(123)	—	(123)	835	—	835
Other comprehensive income (loss)	$(362)	$598	$236	$(8,114)	$(156)	$(8,270)

	June 28, 2014
	Three Months Ended			Nine Months Ended
	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(in thousands)
Foreign currency translation adjustments	$173	$—	$173	$104	$—	$104
Derivative instruments:
Unrealized net loss	(148)	54	(94)	(297)	109	(188)
Net loss (gain) reclassified to earnings	46	(18)	28	(614)	224	(390)
Defined benefit pension plan:
Unrealized net gain	900	(271)	629	1,503	(453)	1,050
Net loss reclassified to earnings	117	(36)	81	350	(106)	244
Currency exchange rate change	13	—	13	(62)	—	(62)
Other comprehensive income	$1,101	$(271)	$830	$984	$(226)	$758

The changes in the net-of-tax balances of each component of AOCI during the three and nine months ended June 27, 2015 and June 28, 2014 were as follows:

	June 27, 2015
	Three Months Ended				Nine Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Beginning balance	$1,070	$1,116	$(4,868)	$(2,682)	$12,220	$898	$(7,294)	$5,824
Other comprehensive income (loss) before reclassifications	1,512	(201)	(608)	703	(9,638)	1,796	1,637	(6,205)
Amounts reclassified to earnings	—	(551)	84	(467)	—	(2,330)	265	(2,065)
Other comprehensive income (loss)	1,512	(752)	(524)	236	(9,638)	(534)	1,902	(8,270)
Ending balance	$2,582	$364	$(5,392)	$(2,446)	$2,582	$364	$(5,392)	$(2,446)

	June 28, 2014
	Three Months Ended				Nine Months Ended
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Beginning balance	$17,250	$(35)	$(4,950)	$12,265	$17,319	$477	$(5,459)	$12,337
Other comprehensive income (loss) before reclassifications	173	(94)	642	721	104	(188)	988	904
Amounts reclassified to earnings	—	28	81	109	—	(390)	244	(146)
Other comprehensive income	173	(66)	723	830	104	(578)	1,232	758
Ending balance	$17,423	$(101)	$(4,227)	$13,095	$17,423	$(101)	$(4,227)	$13,095

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three and nine months ended June 27, 2015 and June 28, 2014 was as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
	June 27,	June 28,	June 27,	June 28,	Consolidated Statements
	2015	2014	2015	2014	of Income
Derivative instruments:	(in thousands)
Currency exchange contracts	$865	$(46)	$3,658	$614	Revenue
Total net gain (loss) included in income before income taxes	865	(46)	3,658	614
Income tax (expense) benefit	(314)	18	(1,328)	(224)
Total net gain (loss) included in net income	551	(28)	2,330	390

Defined benefit pension plan:
Actuarial loss	(60)	(58)	(207)	(191)	Cost of sales
Actuarial loss	(38)	(37)	(108)	(99)	Selling and marketing
Actuarial loss	(23)	(22)	(65)	(60)	General and administrative
Total loss included in income before income taxes	(121)	(117)	(380)	(350)
Income tax benefit	37	36	115	106
Total net loss included in net income	(84)	(81)	(265)	(244)

Total net-of-tax reclassifications out of accumulated other comprehensive income (loss) included in net income	$467	$(109)	$2,065	$146

12. Financing

Short-term borrowings as of June 27, 2015 and September 27, 2014 consisted of the following:

	June 27,	September 27,
	2015	2014
	(in thousands)
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, maturing July 2015, with optional month-to-month term renewal and loan repricing until September 2019	$25,000	$60,000
Bank line of credit, monthly Euro LIBOR plus 100 basis points, maturing July 2015, with optional month-to-month term renewal and loan repricing until September 2019	$11,202	—

Total short-term borrowings	$36,202	$60,000

The Company’s credit facility provides for up to $200 million for working capital financing, permitted acquisitions, share purchases, or other general corporate purposes and expires in September 2019. As of June 27, 2015 and September 27, 2014, outstanding borrowings under the credit facility were $36.2 million and $60.0 million, respectively. As of June 27, 2015, the interest rate applicable to outstanding U.S. dollar variable rate and outstanding Euro variable rate credit facility borrowings was 1.19% and 1.00%, respectively. As of September 27, 2014, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.15%, the monthly U.S. LIBOR plus 100 basis points. As of June 27, 2015, the Company had outstanding letters of credit drawn from the credit facility totaling $12.6 million, leaving $151.2 million of unused borrowing capacity. As of September 27, 2014, the Company had outstanding letters of credit drawn from the credit facility totaling $9.4 million, leaving approximately $130.6 million of unused borrowing capacity.

13. Income Taxes

As of June 27, 2015, the Company’s liability for unrecognized tax benefits was $4.4 million, of which $2.3 million would favorably affect the Company’s effective tax rate, if recognized. As of September 27, 2014, the Company’s liability for unrecognized tax benefits was $6.0 million, of which $3.8 million would favorably affect the Company’s effective tax rate, if recognized. The change in unrecognized benefits that would affect the effective tax rate is primarily a result of the favorable resolution of audit matters in connection with the Internal Revenue Service (“IRS”) examination of the Company’s federal income tax returns for the fiscal tax years ending October 1, 2011 and September 29, 2012. The IRS audit concluded during the three months ended March 28, 2015. As of June 27, 2015, the Company does not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

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

The cost of the plan for the three and nine months ended June 27, 2015 and June 28, 2014 included the following components:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
	(in thousands)
Service cost	$207	$203	$652	$604
Interest cost	152	211	481	630
Expected return on plan assets	(243)	(259)	(765)	(774)
Net amortization and deferral	121	117	380	350
Special termination benefits	—	(56)	—	26
Net periodic benefit cost	$237	$216	$748	$836

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and nine months ended June 27, 2015 and June 28, 2014 was 5.5%.

15. Severance and Related Costs

During fiscal year 2014, the Company initiated workforce and other cost reduction actions at certain of its locations in the U.S. and Europe. As a result of these cost reduction actions, the Company incurred severance and related costs of $1.5 million and $6.3 million for the three and nine months ended June 28, 2014, respectively.

The following table summarizes the severance and related costs included in the Company’s Consolidated Statements of Income for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
	(in thousands)

Cost of sales	$—	$550	$—	$3,507
Selling and marketing	—	866	—	1,805
General and administrative	—	76	—	1,024
Total severance and related costs	$—	$1,492	$—	$6,336

The following table summarizes the severance and related costs included in the Company’s June 27, 2015 and September 27, 2014 Consolidated Balance Sheets:

	June 27,	September 27,
	2015	2014
	(in thousands)

Accrued payroll and related costs	$670	$1,567
Defined benefit pension plan obligation	—	26
Other long-term liabilities	1,058	1,783
Total severance and related costs	$1,728	$3,376

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
22

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

We believe that our business model supports achieving our double digit growth milestone assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capabilities are essential. We invested significantly in the fiscal years ended September 28, 2013 and September 27, 2014 and will continue to moderately invest in future years.

Financial Results

Total Company

Orders and Backlog

The following is a comparison of orders for the three and nine months ended June 27, 2015 and June 28, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Nine			Nine
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 27,	Business	Currency	June 28,	June 27,	Business	Currency	June 28,
	2015	Change	Translation	2014	2015	Change	Translation	2014
Orders	$154.0	$15.0	$(10.6)	$149.6	$448.0	$24.4	$(28.0)	$451.6

Orders
Orders for the three months ended June 27, 2015 were $154.0 million, an increase of $4.4 million, or 2.9%, compared to $149.6 million for the three months ended June 28, 2014. Excluding an estimated 7.1% unfavorable impact of currency translation, which affected both the Test segment (“Test”) and the Sensors segment (“Sensors”), orders increased 10.0%. The overall increase in orders was driven by an $8.5 million increase in large orders (equal to or in excess of $5.0 million) in Test and Sensors order growth of 13.1% on a constant currency basis, partially offset by an estimated 7.1% unfavorable impact of currency translation. Test orders were up 3.8%, reflecting product order growth of 4.4% and service order growth of 0.6%. Orders for the three months ended June 27, 2015 included two large custom Test orders totaling $21.2 million. Orders for the three months ended June 28, 2014 included two large custom Test orders totaling $12.7 million.

Orders for the nine months ended June 27, 2015 totaled $448.0 million, a decrease of $3.6 million, or 0.8%, compared to $451.6 million for the nine months ended June 28, 2014. Excluding an estimated 6.2% unfavorable impact of currency translation, orders increased by 5.4%. The overall decrease in orders was driven by the 6.2% unfavorable impact of currency translation, partially offset by a $27.2 million increase in large orders and Sensors order growth of 2.7% on a constant currency basis. Orders for the nine months ended June 27, 2015 included seven large custom Test orders totaling $72.8 million. Orders for the nine months ended June 28, 2014 included six large custom Test orders totaling $45.6 million.

Backlog
Backlog of undelivered orders as of June 27, 2015 was $342.9 million, an increase of 10.7% compared to $309.8 million as of June 28, 2014. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to orders cancellations, we have not historically experienced a significant number of order cancellations.

Results of Operations

The following is a comparison of results of operations for the three and nine months ended June 27, 2015 and June 28, 2014, separately identifying the impact of currency translation and prior year severance and related costs (in millions):

	Three			Prior Year	Three	Nine			Prior Year	Nine
	Months			Severance	Months	Months			Severance	Months
	Ended	Estimated		and	Ended	Ended	Estimated		and	Ended
	June 27,	Business	Currency	Related	June 28,	June 27,	Business	Currency	Related	June 28,
	2015	Change	Translation	Costs	2014	2015	Change	Translation	Costs	2014

Revenue	$133.9	$(2.8)	$(8.8)	$—	$145.5	$420.5	$23.0	$(23.7)	$—	$421.2
Cost of sales	80.7	(1.5)	(5.0)	(0.6)	87.8	253.9	19.7	(15.7)	(3.5)	253.4
Gross profit	53.2	(1.3)	(3.8)	0.6	57.7	166.6	3.3	(8.0)	3.5	167.8
	39.7%				39.7%	39.6%				39.8%
Operating expenses:
Selling and marketing	20.5	0.3	(1.6)	(0.8)	22.6	62.0	1.2	(3.9)	(1.8)	66.5
General administrative	11.5	0.8	(0.6)	(0.1)	11.4	38.5	2.5	(1.6)	(1.0)	38.6
Research and development	5.8	(0.3)	(0.2)	—	6.3	17.1	(1.3)	(0.4)	—	18.8
Total operating expenses	37.8	0.8	(2.4)	(0.9)	40.3	117.6	2.4	(5.9)	(2.8)	123.9

Income from operations	$15.4	$(2.1)	$(1.4)	$1.5	$17.4	$49.0	$0.9	$(2.1)	$6.3	$43.9

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Revenue	$133.9	$145.5	$(11.6)	-8.0%	$420.5	$421.2	$(0.7)	-0.2%

Revenue
The decrease in revenue for the three and nine months ended June 27, 2015 was primarily driven by the negative impact of currency translation and lower Test revenue on a constant currency basis. Excluding the impact of currency translation, revenue decreased by 1.9% for the three months ended June 27, 2015 and increased by 5.5% for the nine months ended June 27, 2015. Test contributed $109.5 million in revenue for the three months ended June 27, 2015, or a 7.4% decline driven by slower backlog conversion as a result of engineering resource constraints and longer lead times required for engineering to design complex solutions for custom products. Test contributed $346.3 million in revenue for the nine months ended June 27, 2015, or 5.5% growth as a result of strong engineer-to-order revenue converted from a higher beginning of period backlog, as well as factory through put driven by productivity improvements, partially offset by the unfavorable impact of currency translation. Sensors contributed $24.4 million and $74.2 million in revenue for the three and nine months ended June 27, 2015, respectively, or 10.6% and 5.6% decline, respectively, as a result of an estimated 13.6% and 10.9% unfavorable impact of currency translation.

Severance and Related Costs
We initiated workforce reductions and other cost reduction actions during the three and nine months ended June 28, 2014. As a result of those cost reduction actions, during the three months ended June 28, 2014, we incurred severance and related costs of $1.5 million, of which $0.6 million, $0.8 million, and $0.1 million were reported in cost of sales, selling and marketing, and general and administrative expense, respectively. During the nine months ended June 28, 2014, we incurred severance and related costs of $6.3 million, of which $3.5 million, $1.8 million, and $1.0 million were reported in cost of sales, selling and marketing, and general and administrative expense, respectively.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Gross profit	$53.2	$57.7	$(4.5)	-7.8%	$166.6	$167.8	$(1.2)	-0.7%
Gross margin	39.7%	39.7%			39.6%	39.8%

Gross Profit
The decline in gross profit for the three months ended June 27, 2015 compared to the three months ended June 28, 2014 was primarily a result of the unfavorable impact of currency translation and lower revenue on a constant currency basis. The previously mentioned severance and related costs of $0.6 million unfavorably impacted gross profit as a percentage of revenue by 0.4 percentage points for the three months ended June 28, 2014. Excluding these costs, the gross margin rate decreased 0.4 percentage points primarily as a result of unfavorable product mix in the Test business.

The decline in gross profit for the nine months ended June 27, 2015 compared to the nine months ended June 28, 2014 was a result of the negative impact of currency translation, as well as a lower gross margin rate. The previously mentioned severance and related costs of $3.5 million unfavorably impacted gross profit as a percentage of revenue by 0.9 percentage points for the nine months ended June 28, 2014. Excluding these costs, the gross margin rate decreased 1.1 percentage points, primarily due to unfavorable product mix in the Test business, as well as unfavorable product mix in the Sensors business resulting from sales improvement in certain industrial and mobile hydraulic markets that have a lower margin rate.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Selling and marketing	$20.5	$22.6	$(2.1)	-9.3%	$62.0	$66.5	$(4.5)	-6.8%
% of Revenue	15.3%	15.5%			14.7%	15.8%

Selling and Marketing Expense
The decrease in selling and marketing expense for the three months ended June 27, 2015 was driven by an estimated $1.6 million favorable impact of currency translation, $0.9 million in lower external commissions due to revenue timing, and severance and related costs of $0.8 million in the three months ended June 28, 2014, partially offset by merit increases, increased headcount and the timing of selling activities to drive future revenue growth.

The decrease for the nine months ended June 27, 2015 was driven by an estimated $3.9 million favorable impact of currency translation, severance and related costs of $1.8 million in the nine months ended June 28, 2014 and $1.3 million lower external commissions due to revenue timing, partially offset by merit increases and the timing of selling activities to drive future revenue growth.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

General administrative	$11.5	$11.4	$0.1	0.9%	$38.5	$38.6	$(0.1)	-0.3%
% of Revenue	8.6%	7.8%			9.2%	9.2%

General and Administrative Expense
The increase in General and administrative expense for the three months ended June 27, 2015 was driven by $0.3 million related to the full quarterly expense in relation to the Roehrig Engineering, Inc. (“REI”) business that was acquired late in the third quarter of fiscal year 2014 and $0.3 million for increased bad debt expense, partially offset by an estimated $0.6 million favorable impact of currency translation for the three months ended June 28, 2014.

The decrease for the nine months ended June 27, 2015 was driven by $1.0 million of severance and related costs in the nine months ended June 28, 2014 and an estimated $1.6 million favorable impact of currency translation. These decreases were partially offset by $1.0 million related to the full nine month expense in relation to the REI business, $1.0 million in increased costs related to professional fees, contract labor, consulting and audit fees and $0.5 million of increased bad debt expense.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Research and development	$5.8	$6.3	$(0.5)	-7.9%	$17.1	$18.8	$(1.7)	-9.0%
% of Revenue	4.3%	4.3%			4.1%	4.5%

Research and Development Expense
The decreases for both the three and nine months ended June 27, 2015 compared to prior periods were primarily driven by research and development costs expended in the development of software that was capitalized to other intangible assets, net in the Consolidated Balance Sheets, lower variable compensation expense, as well as a favorable impact of currency translation.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Income from operations	$15.4	$17.4	$(2.0)	-11.5%	$49.0	$43.9	$5.1	11.6%
% of Revenue	11.5%	12.0%			11.7%	10.4%

Income from Operations
The decrease in income from operations for the three months ended June 27, 2015 compared to income from operations for the three months ended June 28, 2014, was driven by decreased gross profit, partially offset by decreased operating expenses.

The increase in income from operations for the nine months ended June 27, 2015 compared to income from operations for the nine months ended June 28, 2014, was driven by decreased operating expenses, partially offset by decreased gross profit.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Interest expense, net	$(0.2)	$(0.1)	$(0.1)	-100.0%	$(0.6)	$(0.5)	$(0.1)	-20.0%

Interest Expense, net
Interest expense, net was higher in both periods in 2015 due to higher average borrowing on the credit facility.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Other expense, net	$(0.1)	$(0.1)	$—	0.0%	$(1.5)	$(0.6)	$(0.9)	-150.0%

Other Expense, net
The increase in other expense, net for the nine months ended June 27, 2015 compared to other expense, net for the nine months ended June 28, 2014 was primarily driven by increased net losses on foreign currency transactions.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Income tax provision	$4.3	$3.1	$1.2	38.7%	$10.6	$11.7	$(1.1)	-9.4%
Effective Rate	28.8%	17.7%			22.7%	27.5%

Provision for Income Taxes
The increased provision for income taxes during the three months ended June 27, 2015 was primarily due to an increase in the effective tax rate partially offset by a decrease in income before income taxes. The increase in the effective tax rate was primarily due to the recognition of additional federal and state research and development credit benefits of $2.6 million during the three months ended June 28, 2014 which related to years prior to the fiscal year ending September 27, 2014.  The increase in the effective tax rate was partially offset by $0.3 million of tax benefits related to cash repatriations of foreign earnings during the three months ended June 27, 2015 and a more favorable geographic mix of earnings.

The decreased provision for income taxes during the nine fiscal months ended June 27, 2015 was primarily due to a decrease in the effective tax rate. The decrease in the effective tax rate was primarily due to the enactment of tax legislation during the three months ended December 27, 2014 that retroactively extended the United States research and development tax credit and resulted in a tax benefit of $2.1 million.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Net income	$10.8	$14.1	$(3.3)	-23.4%	$36.3	$31.1	$5.2	16.7%
Diluted earnings per share	$0.72	$0.92	$(0.20)	-21.7%	$2.39	$2.01	$0.38	18.9%

Net income
The decrease in net income for the three months ended June 27, 2015 was primarily driven by lower income from operations and a higher effective tax rate.  The previously mentioned $1.5 million charge for severance and related costs in the three months ended June 28, 2014 negatively impacted earnings per dilutive share by $0.07 which was offset by a favorable impact to earnings per dilutive share of $0.17 as a result of research and development tax credits recognized during the same period.

The increase in net income for the nine months ended June 27, 2015 was primarily driven by higher income from operations and a lower effective tax rate, partially offset by losses on foreign currency transactions. The $6.3 million charge for severance and related costs in the nine months ended June 28, 2014 negatively impacted earnings per diluted share by $0.28 which was partially offset by a favorable impact to earnings per dilutive share of $0.10 as a result of research and development tax credits during the same period.

Segment Results

Test Segment

Orders and Backlog

The following is a comparison of Test orders for the three and nine months ended June 27, 2015 and June 28, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Nine			Nine
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 27,	Business	Currency	June 28,	June 27,	Business	Currency	June 28,
	2015	Change	Translation	2014	2015	Change	Translation	2014
Orders	$127.5	$11.5	$(6.8)	$122.8	$373.2	$22.2	$(19.2)	$370.2

Orders
Orders for the three months ended June 27, 2015 totaled $127.5 million, an increase of $4.7 million, or 3.8%, compared to orders of $122.8 million for the three months ended June 28, 2014. Excluding the impact of currency translation, orders increased 9.4%. Orders for the three months ended June 27, 2015 included two large custom ground vehicle orders in Asia totaling $21.1 million. Both orders were in the ground vehicles market. Orders for the three months ended June 28, 2014 included two large orders in Asia totaling $12.7 million. Test accounted for 82.8% of total Company orders, compared to 82.0% for the three months ended June 28, 2014.

Orders for the nine months ended June 27, 2015 totaled $372.2 million, an increase of $3.0 million, or 0.8%, compared to orders of $370.2 million for the nine months ended June 28, 2014. Excluding the impact of currency translation, orders increased 6.0%. Orders for the nine months ended June 27, 2015 included six large orders in Asia totaling $67.7 million, and one large order in the Americas totaling $5.2 million. Orders for the nine months ended June 28, 2014 included four large orders in Asia totaling $26.6 million and two large Americas orders totaling $19.0 million. Test accounted for 83.3% of total Company orders, compared to 82.1% for nine months ended June 28, 2014.

Backlog
Backlog of undelivered orders as of June 27, 2015 was $327.4 million, an increase of 12.2% compared to backlog of $291.7 million as of June 28, 2014.

Results of Operations

The following is a comparison of Test results of operations for the three and nine months ended June 27, 2015 and June 28, 2014, separately identifying the impact of currency translation and prior year severance and related costs (in millions):

	Three			Prior Year	Three	Nine			Prior Year	Nine
	Months			Severance	Months	Months			Severance	Months
	Ended	Estimated		and	Ended	Ended	Estimated		and	Ended
	June 27,	Business	Currency	Related	June 28,	June 27,	Business	Currency	Related	June 28,
	2015	Change	Translation	Costs	2014	2015	Change	Translation	Costs	2014

Revenue	$109.5	$(3.6)	$(5.1)	$-	$118.2	$346.3	$18.8	$(15.1)	$—	$342.6
Cost of sales	69.7	(1.9)	(3.2)	(0.6)	75.4	219.9	17.1	(11.6)	(3.5)	217.9
Gross profit	39.8	(1.7)	(1.9)	0.6	42.8	126.4	1.7	(3.5)	3.5	124.7
	36.3%				36.2%	36.5%				36.4%
Operating expenses:
Selling and marketing	16.2	0.2	(1.0)	(0.8)	17.8	48.3	0.7	(2.4)	(1.8)	51.8
General administrative	9.1	0.8	(0.3)	(0.1)	8.7	30.4	2.2	(0.6)	(1.0)	29.8
Research and development	4.4	(0.1)	—	—	4.5	12.4	(1.4)	—	—	13.8
Total operating expenses	29.7	0.9	(1.3)	(0.9)	31.0	91.1	1.5	(3.0)	(2.8)	95.4

Income from operations	$10.1	$(2.6)	$(0.6)	$1.5	$11.8	$35.3	$0.2	$(0.5)	$6.3	$29.3

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Increased/	%	June 27,	June 28,	Increased/	%
	2015	2014	(Decreased)	Variance	2015	2014	(Decreased)	Variance

Revenue	$109.5	$118.2	$(8.7)	-7.4%	$346.3	$342.6	$3.7	1.1%

Revenue
The decrease in revenue for the three months ended June 27, 2015 was primarily driven by slower backlog conversion as a result of engineering resource constraints and longer lead times required for engineering to design complex solutions for custom products as well as the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue decreased by 3.0% for the three months ended June 27, 2015 compared to the three months ended June 28, 2014.

The increase in revenue for the nine months ended June 27, 2015 was primarily a result of strong engineer-to-order revenue converted from a higher beginning of period backlog, as well as factory through put driven by productivity improvements, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased by 5.5% for the nine months ended June 27, 2015 compared to the nine months ended June 28, 2014.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Gross profit	$39.8	$42.8	$(3.0)	-7.0%	$126.4	$124.7	$1.7	1.4%
Gross margin	36.3%	36.2%			36.5%	36.4%

Gross Profit
The decline in gross profit for the three months ended June 27, 2015 compared to the three months ended June 28, 2014 was a result of lower revenue on a constant currency basis and the unfavorable impact of currency translation. The previously mentioned severance and related costs of $0.6 million unfavorably impacted gross profit as a percentage of revenue by 0.4 percentage points for the three months ended June 28, 2014. Excluding these costs, the gross margin rate decreased 0.3 percentage points primarily as a result of unfavorable product mix resulting from a higher content of custom projects.

The increase in gross profit for the nine months ended June 27, 2015 compared to the nine months ended June 28, 2014 was a result of higher revenue and a slight increase in the gross margin rate.  The previously mentioned severance and related costs of $3.5 million unfavorably impacted gross profit as a percentage of revenue by 1.0 percentage points for the nine months ended June 28, 2014. Excluding these costs, the gross margin rate decreased 0.9 percentage points primarily as a result of an unfavorable product mix resulting from a higher content of custom projects.

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Increased/	%	June 27,	June 28,	Increased/	%
	2015	2014	(Decreased)	Variance	2015	2014	(Decreased)	Variance

Selling and marketing	$16.2	$17.8	$(1.6)	-9.0%	$48.3	$51.8	$(3.5)	-6.8%
% of Revenue	14.8%	15.1%			13.9%	15.1%

Selling and Marketing Expense
The decrease for the three months ended June 27, 2015 was driven by an estimated $1.0 million favorable impact of currency translation, $0.8 million in lower external commissions due to revenue timing, and severance and related costs of $0.8 million in the three months ended June 28, 2014, partially offset by merit increases, increased headcount and the timing of selling activities to drive future revenue growth.

The decrease for the nine months ended June 27, 2015 was driven by an estimated $2.4 million favorable impact of currency translation, severance and related costs of $1.8 million in the nine months ended June 28, 2014 and $1.3 million in lower external commissions due to revenue timing, partially offset by merit increases and the timing of selling activities to drive future revenue growth.

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Increased/	%	June 27,	June 28,	Increased/	%
	2015	2014	(Decreased)	Variance	2015	2014	(Decreased)	Variance

General administrative	$9.1	$8.7	$0.4	4.6%	$30.4	$29.8	$0.6	2.0%
% of Revenue	8.3%	7.4%			8.8%	8.7%

General and Administrative Expense
The increase in general and administrative expense for the three months ended June 27, 2015 was driven by $0.3 million related to the full quarterly expense in relation to the REI business that was acquired late in the third quarter of fiscal year 2014, $0.3 million for increased bad debt expense, partially offset by an estimated $0.3 million favorable impact of currency translation for the three months ended June 28, 2014.

The decrease in general and administrative expense for the nine months ended June 27, 2015 was driven by $1.0 million related to the full nine month expense in relation to the REI business, $1.0 million in increased costs related to  professional fees, contract labor, consulting and audit fees and $0.4 million of increased bad debt expense.  These increases were partially offset by $1.0 million of severance and related costs in the nine months ended June 28, 2014 and an estimated $0.6 million favorable impact of currency translation.

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Increased/	%	June 27,	June 28,	Increased/	%
	2015	2014	(Decreased)	Variance	2015	2014	(Decreased)	Variance

Research and development	$4.4	$4.5	$(0.1)	-2.2%	$12.4	$13.8	$(1.4)	-10.1%
% of Revenue	4.0%	3.8%			3.6%	4.0%

Research and Development Expense
The decrease in research and development expense for the three months ended June 27, 2015 compared to the three months ended June 28, 2014 was primarily driven by research and development costs expended in the development of software that was capitalized to other intangible assets, net in the Consolidated Balance Sheets, partially offset by a planned increase in spending.

The decrease in research and development expense for the nine months ended June 27, 2015 compared to the nine months ended June 28, 2014 was primarily driven by research and development costs expended in the development of software that was capitalized to other intangible assets, net in the Consolidated Balance Sheets.

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Increased/	%	June 27,	June 28,	Increased/	%
	2015	2014	(Decreased)	Variance	2015	2014	(Decreased)	Variance

Income from operations	$10.1	$11.8	$(1.7)	-14.4%	$35.3	$29.3	$6.0	20.5%
% of Revenue	9.2%	10.0%			10.2%	8.6%

Income from Operations
The decrease in income from operations for the three months ended June 27, 2015 compared to income from operations for the three months ended June 28, 2014, was driven by decreased gross profit, partially offset by decreased operating expenses.

The increase in income from operations for the nine months ended June 27, 2015 compared to income from operations for the nine months ended June 28, 2014, was driven by increased gross profit and decreased operating expenses.  Excluding the previously mentioned severance and related costs of $6.3 million, Income from operations decreased 1.1%.

Sensors Segment

Orders and Backlog

The following is a comparison of Sensors orders for the three and nine months ended June 27, 2015 and June 28, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Nine			Nine
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 27,	Business	Currency	June 28,	June 27,	Business	Currency	June 28,
	2015	Change	Translation	2014	2015	Change	Translation	2014
Orders	$26.5	$3.5	$(3.8)	$26.8	$74.8	$2.2	$(8.8)	$81.4

Orders
Orders for the three months ended June 27, 2015 were $26.5 million, a decrease of $0.3, or 1.1%, compared to $26.8 million for the three months ended June 28, 2014. Orders in the industrial and mobile hydraulic markets were down 1.0% and 1.9%, respectively, driven by the unfavorable impact of currency translation. Excluding the impact of currency translation, orders increased 13.1% for the same period. Sensors accounted for 17.2% of total Company orders, compared to 17.9% for the three months ended June 28, 2014.

Orders for the nine months ended June 27, 2015 were $74.8 million, a decrease of $6.6 million, or 8.1%, compared to $81.4 million for the nine months ended June 28, 2014. Orders in the industrial and mobile hydraulic markets were down 7.9% and 9.0%, respectively, driven by the unfavorable impact of currency translation and timing of blanket order renewals. Excluding the impact of currency translation, orders increased 2.7%. Sensors accounted for 16.7% of total Company orders, compared to 18.0% for the nine months ended June 28, 2014.

Backlog
Backlog of undelivered orders as of June 27, 2015 was $15.5 million, a decrease of 14.4% compared to backlog of $18.1 million as of June 28, 2014.

Results of Operations

The following is a comparison of Sensors results of operations for the three and nine months ended June 27, 2015 and June 28, 2014, separately identifying the estimated impact of currency translation (in millions):

	Three			Three	Nine			Nine
	Months			Months	Months			Months
	Ended	Estimated		Ended	Ended	Estimated		Ended
	June 27,	Business	Currency	June 28,	June 27,	Business	Currency	June 28,
	2015	Change	Translation	2014	2015	Change	Translation	2014

Revenue	$24.4	$0.8	$(3.7)	$27.3	$74.2	$4.2	$(8.6)	$78.6
Cost of sales	11.0	0.4	(1.8)	12.4	34.0	2.6	(4.1)	35.5
Gross profit	13.4	0.4	(1.9)	14.9	40.2	1.6	(4.5)	43.1
	54.9%			54.7%	54.2%			54.8%
Operating expenses:
Selling and marketing	4.3	0.1	(0.6)	4.8	13.7	0.5	(1.5)	14.7
General administrative	2.4	—	(0.3)	2.7	8.1	0.3	(1.0)	8.8
Research and development	1.4	(0.2)	(0.2)	1.8	4.7	0.1	(0.4)	5.0
Total operating expenses	8.1	(0.1)	(1.1)	9.3	26.5	0.9	(2.9)	28.5

Income from operations	$5.3	$0.5	$(0.8)	$5.6	$13.7	$0.7	$(1.6)	$14.6

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Increased/	%	June 27,	June 28,	Increased/	%
	2015	2014	(Decreased)	Variance	2015	2014	(Decreased)	Variance

Revenue	$24.4	$27.3	$(2.9)	-10.6%	$74.2	$78.6	$(4.4)	-5.6%

Revenue
The decrease in revenue for the three and nine months ended June 27, 2015 was primarily driven by the negative impact of currency translation.  Excluding the impact of currency translation, Sensors revenue was up 2.9% and 5.3% for the three and nine months ended June 27, 2015, respectively. These increases were a result of a higher beginning of period backlog for the three and nine months ended June 27, 2015.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Gross profit	$13.4	$14.9	$(1.5)	-10.1%	$40.2	$43.1	$(2.9)	-6.7%
Gross margin	54.9%	54.7%			54.2%	54.8%

Gross Profit
The decrease in gross profit for the three months ended June 27, 2015 was primarily a result of the unfavorable impact of currency translation.

The decrease in gross profit for the nine months ended June 27, 2015 was primarily a result of the unfavorable impact of currency translation and a lower gross margin rate. The lower gross margin rate was primarily driven by an unfavorable product mix resulting from sales improvement in certain industrial and mobile hydraulic markets that have a lower margin rate.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Selling and marketing	$4.3	$4.8	$(0.5)	-10.4%	$13.7	$14.7	$(1.0)	-6.8%
% of Revenue	17.6%	17.6%			18.5%	18.7%

Selling and Marketing Expense
The decrease in selling and marketing expense for both the three and nine months ended June 27, 2015 was primarily driven by the favorable impact of currency translation, partially offset by higher compensation and benefits resulting from increased headcount to support future revenue growth.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

General administrative	$2.4	$2.7	$(0.3)	-11.1%	$8.1	$8.8	$(0.7)	-8.0%
% of Revenue	9.8%	9.9%			10.9%	11.2%

General and Administrative Expense
The decrease in general and administrative expense for the three months ended June 27, 2015 was primarily driven by an estimated $0.3 million favorable impact of currency translation.

The decrease in general and administrative expense for the nine months ended June 27, 2015 was primarily driven by an estimated $1.0 million favorable impact of currency translation. This decrease was partially offset by $0.1 million increased bad debt expense.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Research and development	$1.4	$1.8	$(0.4)	-22.2%	$4.7	$5.0	$(0.3)	-6.0%
% of Revenue	5.7%	6.6%			6.3%	6.4%

Research and Development Expense
The decrease in research and development expense for the three months ended June 27, 2015 was primarily driven by favorable currency translation and $0.1 million in decreased variable compensation expense.

The decrease in research and development expense for the nine months ended June 27, 2015 was primarily driven by the favorable impact of currency translation and $0.2 million in decreased variable compensation, partially offset by higher compensation and benefits resulting from increased headcount.

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance	June 27, 2015	June 28, 2014	Increased/ (Decreased)	% Variance

Income from operations	$5.3	$5.6	$(0.3)	-5.4%	$13.7	$14.6	$(0.9)	-6.2%
% of Revenue	21.7%	20.5%			18.5%	18.6%

Income from Operations
The decrease in income from operations for both the three and nine months ended June 27, 2015 compared to income from operations for the three and nine months ended June 28, 2014, was driven by decreased gross profit, partially offset by decreased operating expenses.

Capital Resources and Liquidity

We had cash and cash equivalents of $53.3 million as of June 27, 2015. Of this amount, $8.1 million was located in North America, $23.6 million in Europe, and $21.6 million in Asia. Of the $45.2 million of cash located outside of the U.S., approximately $23.5 million is not available for use in the U.S. without the incurrence of U.S. federal and state income tax. We believe our cash and cash equivalents, anticipated cash from operations and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity. As of June 27, 2015, we held no short-term investments.

Total cash and cash equivalents decreased $7.1 million for the nine months ended June 27, 2015, primarily due to the repayment of short-term borrowings, purchases of our common stock, investment in property and equipment and dividend payments, partially offset by earnings and decreased working capital requirements. Total cash and cash equivalents increased $8.3 million for the nine months ended June 28, 2014, primarily due to earnings and proceeds received from short-term borrowings, partially offset by the acquisition of REI, purchases of our common stock, investment in property and equipment, dividend payments, and increased working capital requirements.

Cash flows from operating activities provided cash totaling $71.9 million for the nine months ended June 27, 2015, compared to cash provided of $49.0 million for the nine months ended June 28, 2014. Cash provided for the nine months ended June 27, 2015 was primarily due to earnings, $9.0 million in decreased accounts and unbilled receivables resulting from general timing of billing and collections, $6.8 million in increased advance payments received from customers driven by the mix of orders in the quarter, and $1.9 million in increased accounts payable resulting from general timing of purchases and payments, partially offset by $9.5 million in increased inventories to support future revenue.

Cash provided for the nine months ended June 28, 2014 was primarily due to earnings and $5.1 million increased advanced payments received from customers driven by the mix of orders in the quarter, partially offset by $5.1 million decreased accounts payable resulting from general timing of purchases and payments, $2.7 million in increased inventories to support future revenue and $0.7 million in increased accounts and unbilled receivables resulting from general timing of billing and collections.

Cash flows from investing activities required the use of cash totaling $12.7 million for the nine months ended June 27, 2015 which reflects investments in property and equipment, compared to use of cash totaling $30.7 million for the nine months ended June 28, 2014, which reflects $16.0 million investment in property and equipment and $14.7 million in payments associated with the purchase of REI.

Cash flows from financing activities used cash totaling $61.8 million for the nine months ended June 27, 2015, compared to the cash used totaling $10.3 million for the nine months ended June 28, 2014. The cash used for the nine months ended June 27, 2015 was primarily due to the use of $28.9 million to purchase 400,000 shares of our common stock under our share purchase program and approximately 9,000 shares related to stock-based compensation arrangements, $23.8 million net repayments of short-term borrowings, as well as dividend payments of $13.6 million, partially offset by $3.9 million received in connection with stock option exercises. The cash used for the nine months ended June 28, 2014 was primarily due to the use of $30.8 million to purchase approximately 450,000 shares of our common stock, as well as dividend payments of $13.7 million, partially offset by $30.0 million proceeds from short-term borrowings, and $3.6 million received in connection with stock option exercises.

Under the terms of our borrowing agreements, we have agreed to certain financial covenants. As of June 27, 2015, we were in compliance with the terms and conditions of those financial covenants.

Off-Balance Sheet Arrangements

As of June 27, 2015, we did not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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
●
Our business is significantly international in scope, which poses multiple risks including, but not limited to: currency value fluctuations; difficulty enforcing agreements and collecting receivables; trade protection measures and import and export matters; tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings; higher danger of terrorist activity; imposition of tariffs, exchange controls and other restrictions; difficulty in staffing and managing global operations; compliance with a variety of foreign laws and regulations; and changes in general economic and  political conditions where we operate,  particularly in emerging markets

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

The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risks with caution and form your own critical and independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and Forms 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio as of June 27, 2015 included $53.3 million of cash and cash equivalents. The cash equivalent portion of our investment portfolio is invested in money market funds and bank deposits. A hypothetical 1.0 percentage point increase or decrease in market interest rates would have caused interest income to increase or decrease by $0.5 million for the nine months ended June 27, 2015.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $16.2 million in revenue for the nine months ended June 27, 2015.

As of June 27, 2015, our short-term borrowings outstanding consisted of $36.2 million utilization of the revolving credit facility. This utilization of the credit facility involves interest payments calculated at a floating rate and, therefore, is impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical 1.0 percentage point increase or decrease in interest rates, assuming all other variables were held constant, would have resulted in an estimated increase or decrease of $0.5 million in interest expense for the nine months ended June 27, 2015.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2015, our disclosure controls and procedures were effective.

There were no changes that occurred during the three months ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Investigative Matters (Government Investigation)
As previously reported by the Company with disclosures starting in March 2012, the Company investigated certain gift, travel, entertainment and other expenses incurred in connection with some of the Company operations in the Asia-Pacific region.  This investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and the Company took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in the Company’s Korea office. The Company voluntarily disclosed this matter to the Department of Justice and the SEC (the “Agencies”). The Company presented the results of the Company’s investigation and the Company’s corrective actions to representatives of the Agencies on January 16, 2013. The Company also investigated certain business practices in China. The investigation had a similar focus to the prior investigation described above. The Company has updated the Agencies regarding the China investigation and took remedial actions, including changes to internal control procedures and removing certain persons formerly employed by the Company in the China business. The Company cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on the Company’s business prospects, financial condition, operating results or cash flows.

Litigation
The Company is subject to various claims, legal actions, and complaints arising in the ordinary course of business. Management believes the final resolution of legal matters outstanding as of June 27, 2015 will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company expenses legal costs as incurred.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Company Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 29, 2015 -
May 2, 2015	32,018	$75.27	32,018	731,162
May 3, 2015 -
May 30, 2015	—	$—	—	731,162
May 31, 2015 -
June 27, 2015	—	$—	—	731,162

Total	32,018	$72.54	32,018

We purchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units, and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the three months ended June 27, 2015, our share purchases were executed under a 2.0 million share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

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
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Dated: August 3, 2015	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2015	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

