Form 10-K
period 2015-10-03
MTS SYSTEMS CORP
filed 2015-12-02
CIK 68709

MTS Systems Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended October 3, 2015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 3, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to ______________

Commission File No. 0-2382

MTS SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0908057
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

14000 Technology Drive Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 937-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ⁪ ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 28, 2015 was approximately $1.1 billion based on the closing price of $74.30 as reported on the NASDAQ.

As of November 30, 2015, there were 14,835,161 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MTS System Corporation’s definitive Proxy Statement (to be filed pursuant to Regulations 14A within 120 days after the end of the fiscal year ended October 3, 2015) for its annual shareholders’ meeting to be held February 9, 2016 are incorporated by reference into Part III of this Form 10-K to the extent described in such Part.

MTS Systems Corporation

Annual Report on Form 10-K

For the Year Ended October 3, 2015

PART I

ITEM 1.      BUSINESS

Business Overview

MTS Systems Corporation (the Company or MTS) is a leading global supplier of high-performance test systems and position sensors that was incorporated under Minnesota law in 1966. Our operations are organized and managed in two reportable segments, Test and Sensors, based upon global similarities within their markets, products, operations and distribution. The Test and Sensors segments represented approximately 82% and 18% of our revenue, respectively, for the fiscal year ended October 3, 2015.

Terms

When we use the terms “we,” “us,” the “Company” or “our” in this report, unless the context otherwise requires, we are referring to MTS Systems Corporation.

Fiscal year 2015 refers to the fiscal year ended October 3, 2015; fiscal year 2014 refers to the fiscal year ended September 27, 2014; and fiscal year 2013 refers to the fiscal year ended September 28, 2013. Fiscal years 2015, 2014 and 2013 include 53, 52 and 52 weeks, respectively. All dollar amounts are in thousands (unless otherwise noted).

Products and Markets by Business Segment

Test Segment

Our Test segment (Test) provides testing solutions including hardware, software and services. The testing solutions are used by customers in the development of products to characterize the product’s mechanical properties. Our solutions simulate forces and motions that customers expect their products to encounter in use. Mechanical simulation testing in a lab setting is an accepted method to accelerate product development compared to reliance on full physical prototypes in real-world settings, proving ground testing and virtual testing because it provides more controlled simulation and accurate measurement. The need for mechanical simulation increases in proportion to the cost of a product, the range and complexity of the physical environment in which the product will be used, expected warranty or recall risk and expense, governmental regulation and potential legal liability. A significant portion of the products in Test are considered by our customers to be capital expenditures. We believe the timing of purchases may be impacted by interest rates, general economic conditions, product development cycles and new product initiatives.

A typical Test system includes a reaction frame to hold the prototype specimen, a hydraulic pump or electro-mechanical power source, piston actuators to create the force or motion and a computer controller with specialized software to coordinate the actuator movement and record and manipulate results. Lower force and less dynamic testing can usually be accomplished with electro-mechanical power sources, which are generally less expensive than hydraulic systems. In addition to these basic components, we sell a variety of accessories and spare parts. We also provide a number of service offerings, including installation, calibration, maintenance, training and consulting.

Test has a diverse set of customers by industry and geography. Regionally, the Americas, Europe and Asia represented 25%, 21% and 54% of orders for fiscal year 2015, respectively, based upon customer location.

Products, service and customers are grouped into the following three global markets:

•	Ground Vehicles (approximately 55% of Test orders for fiscal year 2015)

This market consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail, and off-road vehicle manufacturers and their suppliers. Our products are used to measure and simulate solutions to assess durability, vehicle dynamics and aerodynamics of vehicles, sub-systems and components. Our products include:

o	Road simulators for durability simulation;

o	Tire performance and rolling resistance measurement systems;

o	Moving road-plane systems and balances for aerodynamic measurements in wind tunnels; and

o	Service to maintain the equipment and maximize the life of the product.

•	Materials (approximately 30% of Test orders for fiscal year 2015)

This market covers diverse industries such as power generation, aerospace, vehicles and bio-medical. Our products and services support customers in the research and development of products through the physical characterization of material properties, such as ceramics, composites and steel. Bio-medical applications include systems to test durability and performance of implants, prostheses and other medical and dental materials and devices.

•	Structures (approximately 15% of Test orders for fiscal year 2015)

This market serves the structural testing needs and service in the fields of aerospace, wind energy, oil and gas, and structural engineering, among others. The aerospace structural testing market consists of manufacturers of commercial, military, and private aircraft and their suppliers that use our products, systems and software to perform static and fatigue testing of aircraft and space vehicles. The wind energy market consists of wind turbine manufacturers and their component suppliers that use our products to reduce the cost and improve the reliability of blades, bearings and entire wind turbines. Systems for structural engineering include high force static and dynamic testing, as well as seismic simulation tables used around the world to test the design of structures, such as bridges and buildings, and to help governments establish building codes. Structural engineering customers include construction companies, government agencies, universities and the manufacturers of building materials.

Sensors Segment

Our Sensors segment (Sensors) products are used by industrial machinery and mobile equipment manufacturers to automate the operation of their products for improved safety and end-user productivity. Examples of customer industries include manufacturers of plastic injection molding machines, steel mills, fluid power, oil and gas, medical, wood product processing equipment, mobile equipment and energy. Our products are also used to measure fluid displacement, such as liquid levels for customers in the process industries.

Sensors manufactures products utilizing magnetostriction technology. We have developed a unique implementation of the technology known as Temposonics®. This technology offers high speed and precise non-contact position sensing and is ideal for use in harsh operating environments.

Sensors customers are also diverse by industry and geography. Regionally, the Americas, Europe and Asia represented 32%, 47% and 21% of orders for fiscal year 2015, respectively, based upon customer location.

Products and customers are grouped into the following three global markets:

•	Industrial Machinery (approximately 80% of Sensors orders for fiscal year 2015)

This market consists of a wide range of industrial machinery original equipment manufacturers (OEM’s) and their end use customers with applications in all areas of manufacturing, including plastics, steel, wood and other forms of factory automation. Temposonics sensors provide position feedback for motion control systems, improving productivity by enabling high levels of automation, as well as driving improved quality of manufactured parts. Temposonics technology is known for ruggedness in harsh manufacturing environments, which maximizes machine up-time and lowers overall manufacturing costs of our customers.

•	Mobile Hydraulics (approximately 15% of Sensors orders for fiscal year 2015)

This market consists of mobile equipment OEM’s with applications in construction, agriculture, material handling, mining and other heavy vehicle markets. Our sensors provide feedback for motion control and implement positioning, enabling improved productivity while also enhancing safe operation of the machines. The overall ruggedness and reliability of our technology in high shock and vibration applications makes it especially suitable to the market.

•	Liquid Level (approximately 5% of Sensors orders for fiscal year 2015)

This market encompasses a wide range of liquid level storage tank applications in oil and gas, chemical processing, food and beverage and pharmaceutical companies. Our technology provides precise measurements over long distances (tanks up to seventy feet long). Our sensors provide value by incorporating the measurement of the target liquid, a second measurement and temperature, all in a single package.

Financial and geographical information about our segments is included in Item 7 and Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Sales and Service

Test Segment

Test products are sold worldwide through a direct field sales and service organization, independent representatives and distributors and to a much lesser extent, through other means (e.g. catalogs, internet, etc.) for standard products and accessories. Direct field sales and service personnel are compensated through salary and order incentive programs. Independent representatives and distributors are either compensated through commissions based upon orders or discounts off list prices.

In addition to direct field sales and service personnel throughout the United States and China, we have sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Guildford, United Kingdom; Turin, Italy; Gothenburg and Gislaved, Sweden; Chinchon, Spain; Tokyo and Nagoya, Japan; Seoul, South Korea; Moscow, Russia and Shanghai and Shenzhen, China.

In fiscal year 2015, Test product orders ranged in value from less than $1 to approximately $21,000 on a United States dollar-equivalent basis. The average order size was approximately $77. We also market services to customers on a per-call and contract basis, accounting for virtually all of our service revenue in the Consolidated Statements of Income for the fiscal years 2015, 2014 and 2013. Service orders in fiscal year 2015 ranged from less than $1 to over $1,275 on a United States dollar-equivalent basis.

The timing and volume of large orders valued at $5,000 or greater on a United States dollar-equivalent basis may produce volatility in orders, backlog and quarterly operating results. Most customer orders are based on fixed-price quotations and typically have an average sales cycle of three to nine months due to the technical nature of the test systems and customer capital expenditure approval processes. The sales cycle for larger, more complex test systems may be two years or longer.

Sensors Segment

Sensors products are sold worldwide through a direct sales organization as well as through independent distributors. The direct sales organization is compensated through salary and commissions based upon revenue. The independent distributors pay us a wholesale price and re-sell the product to their customers. Our products are sold at unit prices ranging from a few dollars to $15, with an average sales price of approximately $600 (in actual dollars) on a United States dollar-equivalent basis. While the average sales cycle for Sensors is approximately one week to one month for existing customers purchasing standard products, the sales cycle for a new account can range from three months to two years depending on customer testing and specification requirements.

Manufacturing and Engineering

Test Segment

Test systems are largely built to order and primarily engineered and assembled at our headquarters in Eden Prairie, Minnesota. We also operate manufacturing facilities in Shenzhen and Shanghai, China, which manufacture test systems serving the materials market, and our facility in Lexington, North Carolina manufactures test systems serving the ground vehicles market. We perform some smaller system assembly at our locations in Berlin, Germany and Seoul, South Korea. Installation of systems, training, service and consulting services are primarily delivered at customer sites. The engineering and assembly cycle for a typical Test system ranges from one to twelve months, depending on the complexity of the system and the availability of components. The engineering and assembly cycle for larger, more complex systems may be up to three years.

Sensors Segment

Sensors are primarily built to order, engineered and assembled regionally at facilities located in Cary, North Carolina; Lüdenscheid, Germany; and Machida, Japan. Assembly cycles generally vary from several days to several weeks, depending on the degree of product customization, the size of the order and manufacturing capacity.

Sources and Availability of Raw Materials and Components

A significant portion of Test systems and Sensors products consist of materials and component parts purchased from independent vendors. We are dependent, in certain situations, on a limited number of vendors to provide raw materials and components, such as mechanical and electronic components. However, we have not experienced any recent issues in procuring materials, parts or components needed in our engineering or production processes.

As Test generally sells products and services based on fixed-price contracts, fluctuations in the cost of materials and components between the date of the order and the delivery date may impact the expected profitability. The material and component cost variability is considered in the estimation and customer negotiation process. We believe fluctuations in the cost of raw materials and components did not have a significant impact on our operating results for fiscal years 2015, 2014 and 2013.

Patents and Trademarks

We rely on a combination of patents, copyrights, trademarks and proprietary trade secrets to protect our proprietary technology, some of which are material to our segments. We have obtained numerous patents and trademarks worldwide and actively file and renew patents and trademarks on a global basis to establish and protect our proprietary technology. We are also party to exclusive and non-exclusive license and confidentiality agreements relating to our own and third-party technologies. We aggressively protect certain of our processes, products and strategies as proprietary trade secrets. Our efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third-party patents and patent applications.

Seasonality

There is no significant seasonality in Test or Sensors.

Working Capital

Neither Test nor Sensors segments have significant finished product inventory, but each maintains inventories of materials and components to facilitate on-time product delivery. Test may have varying levels of work-in-process projects that are classified as inventory or unbilled receivables, depending upon the manufacturing cycle, timing of orders, project revenue recognition and shipments to customers.

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

Customers

We do not have a significant concentration of sales with any individual customer within Test or Sensors. Therefore, the loss of any one customer would not have a material impact on our results.

Order Backlog

Most of our products are built to order. Our backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $353,013, $326,473 and $290,151 at October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The majority of this backlog is related to Test. Based on anticipated manufacturing schedules, we estimate that approximately $267,000 of the backlog at October 3, 2015 will be converted to revenue during fiscal year 2016. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues or access to the customer site for installation. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. Refer to Item 7 of this Annual Report on Form 10-K for further discussion of order cancellations.

Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the U.S. Government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 3%, 5% and 5% for fiscal years 2015, 2014 and 2013, respectively.

Competition

Test Segment

For relatively simple and inexpensive mechanical testing applications, customers may satisfy their needs internally by building their own test systems or using competitors who compete on price, performance, quality and service. For larger and more complex mechanical test systems, we compete directly with several companies throughout the world based upon customer value including application knowledge, engineering capabilities, technical features, price, quality and service.

Sensors Segment

We primarily compete on factors that include technical performance, price and service in new applications or in situations in which other position sensing technologies have been used. Sensors’ competitors are typically either larger companies that carry multiple sensor product lines or smaller, privately held companies throughout the world.

Research and Development

We invest in significant product, system, and software application development. Occasionally, we also contract with our customers to advance the state of technology and increase product functionality. Costs associated with research and development (R&D) are expensed as incurred, totaling $23,705, $23,844 and $22,812 for fiscal years 2015, 2014 and 2013, respectively. During fiscal year 2015 and 2014, we allocated certain resources to capitalized software development activities. Total internal software development costs capitalized during fiscal years 2015 and 2014 were $1,966 and $494, respectively.

Environmental Compliance

We believe our operations are in compliance with all applicable material environmental regulations within the jurisdictions in which we operate. Capital expenditures for environmental compliance were not material in fiscal year 2015, and we do not expect such expenditures will be material in fiscal year 2016.

Employees

We had 2,400 employees as of October 3, 2015, including 1,240 employees located outside the United States.

Available Information

The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available free of charge on or through the “Investor Relations” pages of our corporate website (www.mts.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC. Our Code of Conduct (the “Code”), any waivers from and amendments to the Code and our Corporate Governance Guidelines, Articles of Incorporation and Bylaws, as well as the Charters for the Audit, Compensation and Governance and Nominating Committees of our Board of Directors are also available free of charge on the “Investor Relations” pages of our corporate website (www.mts.com).

ITEM 1A. RISK FACTORS

Our business involves risks. The following summarizes what we believe to be the most important risks facing us that could adversely impact our business, financial condition or operating results. The information about these risks should be considered carefully together with the other information contained in this Annual Report on Form 10-K. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations in future periods.

Market Risks

Our business is significantly international in scope.

We have manufacturing facilities in North America, Europe and Asia. Sales outside of the United States, including export sales from U.S. business locations, accounted for approximately 75% of our revenue in fiscal year 2015. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;

•	difficulty enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	higher danger of terrorist activity, war or civil unrest, compared to domestic operations;

•	imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing global operations;

•	required compliance with a variety of foreign laws and regulations and U.S. laws and regulations, such as the Foreign Corrupt Practices Act applicable to our international operations and significant compliance costs and penalties for failure to comply with any of these laws and regulations; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

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

Fluctuations in foreign currency exchange rates could affect our financial results.

Although our financial results are reported in U.S. dollars, a large portion of our sales and operating costs are realized in Euros, the Japanese Yen, the Chinese Yuan and other foreign currencies. Our profitability is affected by movements of the U.S. dollar against these currencies in which we generate revenues and incur expenses. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be lower because the applicable local currency will translate into fewer U.S. dollars. Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, Euro or Japanese Yen, could have an adverse effect on our results of operations and financial condition given that approximately 75% of our revenue has historically been derived from customers outside of the United States. As further described below, our fiscal year 2015 results were negatively impacted by currency translation.

Our business is subject to strong competition.

Our products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, delivery, customer relationships and after-market support. If we are not perceived as competitive in overall value as measured by these criteria, our customers would likely choose solutions offered by our competitors or developed internally.

Our business is subject to customer demand cycles.

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

We purchase materials and components from third-party suppliers, some of whom may be competitors. Other materials and components may be provided by a limited number of suppliers or by sole sources and could only be replaced with difficulty or at significant added cost. Additionally, some materials or components may become scarce or difficult to obtain in the market or they may increase in price. This could adversely affect the lead-time within which we receive the materials or components, and in turn affect our commitments to our customers, or could adversely affect the material cost or quality.

Interest rate fluctuations could adversely affect results.

Significant changes in interest rates may affect our business in several ways, depending on our financial position and short-term financing needs. We may, at times, use debt to purchase shares of our common stock, finance working capital needs or finance the growth of the business through acquisitions. Fluctuations in interest rates can increase borrowing costs. We have not elected to mitigate this risk since our borrowings are typically outstanding for a short period of time. Increases in short-term interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest we earn on cash and short-term investments.

Operational Risks

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations.

As of October 3, 2015, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to our risk assessment, information and communications and monitoring processes with respect to revenue, identification of deliverables contained in multiple element revenue arrangements and timely closure of revenue projects and release of residual accrued costs have been identified and included in management’s assessment. See Item 9A in Part II of this Annual Report on Form 10-K for further details.

While we are committed to remediating the control deficiencies that gave rise to the material weaknesses, there can be no assurances that our remediation efforts will be successful or that we will be able to prevent future control deficiencies (including material weaknesses) from happening that could cause us to incur unforeseen costs, negatively impact our results of operations, cause our consolidated financial results to contain material misstatements, cause the market price of our common stock to decline, damage our reputation or have other potential material adverse consequences.

The changes we are making in Test processes and operating systems may not deliver the results we require for growth of the business.

We continue to invest in our Test operating model and modify our business processes and systems. We have restructured the business to make it a more scalable business model. Successful implementation of these initiatives is critical to our growth.

Our business operations may be affected by government contracting risks.

Government business is important to us. Revenue from U.S. Government contracts varies by year. Such revenue as a percent of our total revenue was approximately 3%, 5% and 5% for fiscal years 2015, 2014 and 2013, respectively.

We must comply with procurement laws and regulations relating to the formation, administration and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting and result in administrative, civil or criminal penalties. Failure to comply could also have a material adverse effect on our reputation, our ability to secure future U.S. Government contracts and export control licenses and our results of operations and financial condition. These laws and regulations also create compliance risks and affect how we do business with federal agency clients. U.S. Government contracts, as well as contracts with certain foreign governments with which we do business, are also subject to modification or termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. Further, any investigation relating to, or suspension or debarment from, U.S. Government contracting could have a material impact on our results of operations as, during the duration of any suspension or debarment, we would be prohibited or otherwise limited in our ability to enter into prime contracts or subcontracts with U.S. Government agencies, certain entities that receive U.S. Government funds or that are otherwise subject to the Federal Acquisition Regulations (FAR), and certain state government or commercial customers who decline to contract with suspended or debarred entities. A federal suspension could also impact our ability to obtain export control licenses, which have material importance to our business.

We are subject to risks because we design and manufacture first-of-a-kind products.

We design and build systems that are unique and innovative and, in some cases, the first created to address complex and unresolved issues. The design, manufacture and support of these systems may involve higher than planned costs. If we are unable to meet our customers’ expectations, our reputation and ability to utilize our expertise will likely be damaged.

The backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated.

Many of our products have long sales, delivery and acceptance cycles. In addition, our backlog is subject to order cancellations and our sales arrangements typically do not include specific cancellation provisions. If an order is cancelled, we typically would only be entitled to receive reimbursement from the customer for actual costs incurred under the arrangement plus a reasonable margin. Events may cause recognition of orders, backlog and results of operations to be aberrant over shorter periods of time. These factors include the timing of individual large orders which may be impacted by interest rates, customer capital spending and product development cycles, design and manufacturing problems, capacity constraints, delays in product readiness, damage or delays in transit, problems in achieving technical performance requirements and various customer-initiated delays. Any such delay may cause fluctuation in our reported periodic financial results.

The business could be adversely affected by product liability and commercial litigation.

Our products or services may be claimed to cause or contribute to personal injury or property damage to our customers’ facilities. Additionally, we are, at times, involved in commercial disputes with third parties, such as customers, vendors and others. The ensuing claims may arise singularly, in groups of related claims or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve, may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or other forms of reimbursement.

We may experience difficulties obtaining and retaining the services of skilled employees.

We rely on knowledgeable, experienced and skilled technical personnel, particularly engineers, sales management and service personnel, to design, assemble, sell and service our products. We may be unable to attract, retain and motivate a sufficient number of such people, which could adversely affect our business. The inability to transfer knowledge and transition between roles within these teams could also adversely affect our business.

We may fail to protect our intellectual property effectively or may infringe upon the intellectual property of others.

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

If we are unable to protect our information systems against misappropriation of data or breaches of security, our business operations and financial results could be adversely impacted.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of cyber attacks. Although we strive to have appropriate security controls in place, prevention of security breaches cannot be assured, particularly as cyber threats continue to evolve. We may be required to expend additional resources to continue to enhance our security measures or to investigate and remediate any security vulnerabilities. The consequences of these risks could adversely impact our business operations and financial results.

Government regulation imposes costs and other constraints.

Our manufacturing operations and past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign laws and regulations, including laws and regulations pertaining to health and safety matters, as well as the handling or discharge of hazardous materials into the environment. We expect to continue to incur costs to comply with these laws, and may incur penalties for any failure to do so. We may also be identified as a responsible party and be subject to liability relating to any investigation and clean-up of properties used for industrial purposes or the generation or disposal of hazardous substances. Some of our export sales require approval from the U.S. government. Changes in political relations between the U.S. and foreign countries and/or specific potential customers for which export licenses may be required, may cause a license application to be delayed or denied, or a previously issued license withdrawn, rendering us unable to complete a sale, or vulnerable to competitors who do not operate under such restrictions. Capital expenditures for environmental compliance were not material in fiscal year 2015, and we do not expect such expenditures will be material in fiscal year 2016 but the factors described above may cause our estimates to differ from our expectations.

We have been required to conduct a good faith reasonable country of origin analysis on our use of “conflict minerals,” which has imposed and may impose additional costs on us and could raise reputational and other risks.

The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. While there is pending litigation challenging these rules, we have incurred and will continue to incur costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. We have adopted a policy relating to conflict minerals, incorporating the standards set forth in the Organisation for Economic Co-Operation and Development Due Diligence Guidance, which affect the sourcing, supply, and pricing of materials used in our products. As we continue our due diligence, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we have and may continue to implement. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of international operations discussed in the operational risk factors.

Geographic expansion may be outside of the U.S., and hence will be disproportionately subject to the risks of international operations discussed in the operational risk factors.

We may be required to recognize impairment charges for long-lived assets.

As of October 3, 2015, the net carrying value of long-lived assets (property and equipment, goodwill and other intangible assets) totaled approximately $127,837. We periodically assess the value of these assets for impairment in accordance with generally accepted accounting principles. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. No impairment was identified in fiscal year 2015. Future impairment charges could significantly affect results of operations in the periods for which any such impairment charges are recognized.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Shown below is a breakdown of the approximate square footage of our primary owned and leased facilities as of October 3, 2015. We consider our current facilities adequate to support our operations during fiscal year 2016.

Owned Property

Location	Use of Facility	Approximate Square Footage
Eden Prairie, Minnesota (USA)	Corporate headquarters and primary Test manufacturing and research	420,000
Cary, North Carolina (USA)	Sensors manufacturing, research and North American sales and service administration	65,000
Berlin, Germany	Test manufacturing and European sales and service administration	72,000
Shenzhen, China	Test manufacturing, research and sales and service administration	75,000
Shanghai, China	Test manufacturing and sales and service administration	129,000
Total		761,000

Leased Property

Location	Use of Facility	Lease Expires	Approximate Square Footage
Lexington, North Carolina (USA)	Test manufacturing	2019	12,000
Ludenscheid, Germany	Sensors manufacturing, research and European	2017	55,000
	Sensors sales and service administration	2016	10,000
	Sensors manufacturing	2016	10,000
Creteil, France	Test sales and service administration	2018	16,000
Guildford, UK	Test sales, service and manufacturing	2025	8,000
Tokyo, Japan	Test sales and service administration	2018	7,000
	Sensors manufacturing and Asia sales and service administration	2025	5,000
Swatz Creek, Michigan (USA)	Test manufacturing and research	2017	8,000
Sungnam, South Korea	Test sales, service administration and assembly	2019	8,000
Cary, North Carolina (USA)	Sensors manufacturing	2020	8,000
Beijing, China	Test sales, service	2017	6,000
Shanghai, China	Test sales, service administration and assembly	2018	13,000
	Test sales and service	2016	7,000
Shenzhen, China	Test manufacturing and warehouse	2016	13,000
	Test manufacturing and warehouse	2016	16,000
Berlin, Germany	Test land under Berlin facility	2052	97,000
Shenzhen, China	Test land under Shenzhen facility	2047	155,000
Shanghai, China	Test land under Shanghai facility	2056	161,000
Other Locations[1]	Test and Sensors other sales and services		70,000
Total			685,000

[1]	We also lease space in the United States, Europe and Asia for Test sales and service administration, including locations in Germany, Sweden, Italy, Spain, Russia, China, Japan and various other locations in the United States. Neither the amount of leased space nor the rental obligations in these locations is significant individually or in aggregate.

Additional information relative to lease obligations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing under Item 7 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Note 13, “Commitments and Contingencies,” included in Item 8, “Notes to Consolidated Financial Statements,” under Part II of this Annual Report on Form 10-K, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the NASDAQ Global Select MarketSM under the trading symbol MTSC. The table below sets forth the quarterly high and low common stock prices for each quarter in fiscal years 2015 and 2014 as quoted on NASDAQ OnlineSM (www.nasdaq.net).

	Market Price
(per share data)	High	Low
Fiscal Year 2015
First Quarter	$76.17	$62.20
Second Quarter	$77.39	$67.86
Third Quarter	$76.68	$63.94
Fourth Quarter	$70.66	$54.35
Fiscal Year 2014
First Quarter	$72.62	$62.01
Second Quarter	$78.90	$65.00
Third Quarter	$71.20	$56.87
Fourth Quarter	$72.97	$59.97

The number of record holders of our common stock as at November 30, 2015 was 733. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.

Issuer Purchases of Equity Securities

(in thousands, except shares)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 28, 2015 - August 1, 2015	-	$-	-	731,162
August 2, 2015 - August 29, 2015	-	$-	-	731,162
August 30, 2015 - October 3, 2015	-	$-	-	731,162

We purchase common stock to mitigate dilution related to new shares issued as employee equity compensation such as stock option, restricted stock, and employee stock purchase plan awards, as well as to return to shareholders capital not immediately required to fund ongoing operations.

Our Board of Directors approved, and on February 11, 2011 announced, a 2,000,000 share purchase authorization. Authority over pricing and timing under this authorization has been delegated to management. The share purchase authorization has no expiration date. At October 3, 2015, there were 731,162 shares available for purchase under the existing authorization.

Dividends

Our dividend policy is to maintain a payout ratio that allows dividends to increase with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target, over time, a payout ratio of approximately 25% of net earnings per share. We have historically paid dividends to holders of our common stock on a quarterly basis. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business developments needs and regulatory consideration and are at the discretion of our Board of Directors. During fiscal years 2015 and 2014, we declared quarterly cash dividends of $0.30 per share to holders of our common stock, which resulted in a payout ratio of approximately 40% and 44% of net earnings per share, respectively. Cash outlay for dividends paid was higher in fiscal year 2015 compared to fiscal year 2014 due to a fifth dividend payment occurring during the 53rd week of the fiscal year.

Debt Covenants

Our unsecured credit facility includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At October 3, 2015 and September 27, 2014, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Shareholder Performance Graph

The following graph compares the cumulative total shareholder return of our common stock over the last five fiscal years with the cumulative total shareholder return on the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments Standard Industrial Code (SIC Code 3820) that are traded on the NASDAQ, NYSE and NYSE MKT exchanges. The graph assumes that $100 (in actual dollars) was invested at market close on October 2, 2010 in our common stock, the Russell 2000 Index and the SIC Code 3820 Peer Group and that all dividends were reinvested. The graph is not necessarily indicative of future investment performance.

	Fiscal Year
(in actual dollars)	2010[1]	2011[1]	2012[1]	2013	2014	2015
MTS Systems Corporation	$100.00	$99.43	$177.94	$216.15	$237.57	$203.12
Russell 2000 Index	100.00	96.02	126.66	164.79	173.93	175.48
SIC Code 3820 Peer Group[2]	100.00	95.13	119.36	161.72	183.81	176.68

[1]	Fiscal year 2012 refers to the fiscal year ended September 29, 2012, fiscal year 2011 refers to the fiscal year ended October 1, 2011 and fiscal year 2010 refers to the fiscal year ended October 2, 2010.

[2]	Modified to remove non-exchange traded companies.
18

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

	Fiscal Year[1]
(in thousands, except per share data)	2015	2014	2013	2012	2011
Operating Results
Revenue	$563,934	$564,328	$569,439	$542,256	$467,368
Gross profit	219,613	223,643	231,939	236,192	201,990
Gross margin %	38.9%	39.6%	40.7%	43.6%	43.2%
Research and development expense	$23,705	$23,844	$22,812	$21,893	$14,785
Research and development expense as a % of revenue	4.2%	4.2%	4.0%	4.0%	3.2%
Effective income tax rate	23.2%	28.1%	27.1%	35.4%	30.5%
Net income	$45,462	$42,009	$57,806	$51,556	$50,942
Net income as a % of revenue	8.1%	7.4%	10.2%	9.5%	10.9%
Earnings per share
Basic	$3.03	$2.76	$3.69	$3.24	$3.29
Diluted	$3.00	$2.73	$3.64	$3.21	$3.24
Weighted average shares outstanding[2]
Basic	14,984	15,218	15,664	15,913	15,487
Diluted	15,142	15,397	15,861	16,077	15,739
Depreciation and amortization	21,106	19,279	16,589	13,782	12,894

Financial Position
Total assets	$460,831	$487,408	$451,277	$409,438	$427,859
Interest-bearing debt[3]	21,183	60,000	35,000	-	40,000
Total shareholders’ equity	258,142	258,127	256,537	226,719	210,848
Interest-bearing debt as a % of shareholders’ equity	8.2%	23.2%	13.6%	0.0%	19.0%
Return on equity[4]	17.6%	16.4%	25.5%	24.5%	30.7%
Return on invested capital[5]	15.5%	15.4%	22.5%	25.1%	22.6%

Other Statistics
Orders	$618,296	$615,586	$567,418	$565,327	$540,023
Backlog of orders at year-end	353,013	326,473	290,151	298,363	287,916
Dividends declared per share	1.20	1.20	1.20	1.05	0.85
Capital Expenditures	18,445	20,038	29,690	15,625	10,145

[1]	Fiscal years 2015, 2014, 2013, 2012 and 2011 include 53, 52, 52, 52 and 52 weeks, respectively.

[2]	Assumes the conversion of potential common shares using the treasury stock method.

[3]	Consists of short-term borrowings.

[4]	Calculated by dividing net income by beginning shareholders’ equity.

[5]	The measure “Return on Invested Capital” (ROIC) is not a measure of performance presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP). ROIC is calculated by dividing adjusted net income by average invested capital. Adjusted net income is calculated by excluding after-tax interest expense from reported net income. In addition, for fiscal year 2012, adjusted net income also excludes the cost related to the settlement of the U.S. Government investigation. Average invested capital is defined as the aggregate of average interest-bearing debt and average shareholders’ equity and is calculated as the sum of current and prior year ending amounts divided by two. Because the ratio is not prescribed or authorized by GAAP, the ROIC percentage is a non-GAAP financial measure. We believe ROIC is useful to investors as a measure of operating performance and of the effectiveness of the use of capital in our operations. We use ROIC as a measure to monitor and evaluate operating performance relative to our invested capital. This measure should not be construed as an alternative to return on equity or any other measure determined in accordance with GAAP.

Presented below is the reconciliation of the non-GAAP financial measure to the nearest GAAP measure:

			Fiscal Year
(in thousands)	2015	2014	2013	2012	2011
Net income	$45,462	$42,009	$57,806	$51,556	$50,942
Expense to settle U.S. Government investigation	-	-	-	7,750	-
Restructuring expense, net of tax	-	4,376	-	-	-
After-tax interest expense	767	637	372	535	808
Adjusted net income*	$46,229	$47,022	$58,178	$59,841	$51,750

Total beginning shareholders’ equity	$258,127	$256,537	$226,719	$210,848	$166,106
Total ending shareholders’ equity	258,142	258,127	256,537	226,719	210,848
Total beginning interest bearing debt	60,000	35,000	-	40,000	40,000
Total ending interest bearing debt	21,183	60,000	35,000	-	40,000
Sum of invested capital	$597,452	$609,664	$518,256	$477,567	$456,954
Average invested capital*	$298,726	$304,832	$259,128	$238,784	$228,477

Return on invested capital*	15.5%	15.4%	22.5%	25.1%	22.6%

* Denotes Non-GAAP financial measure

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:

•	Overview

•	Financial Results

•	Cash Flow Comparison

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Recently Issued Accounting Pronouncements

•	Quarterly Financial Information

•	Forward Looking Statements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. All dollar amounts are in thousands (unless otherwise noted).

Overview

MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. Our testing hardware and software solutions help customers accelerate and improve design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products and structures. Our high-performance position sensors provide controls for a variety of industrial and vehicular applications.

Our goal is to grow profitably, generate strong cash flow and deliver a strong return on invested capital to our shareholders by leveraging our leadership position in the research and development and industrial and mobile equipment global end markets. Our desire is to be the innovation leader in creating test and measurement solutions to support our customers. Through innovation, we believe we can create value for our customers that will drive our growth. There are four global macro-trends that will help enable this growth: energy scarcity; environmental concerns; globalization, including development of the emerging markets; and global demographics. These macro-trends have significant implications for our customers, such as increasing the demand for new and more innovative products and increasing our customers’ organizational complexity. We believe we have an excellent geographic footprint and are well positioned in both Test and Sensors markets to take advantage of these macro-trends and deliver profitable growth in the years ahead.

We are working toward our goals of sustained double digit growth in annual revenue, margin expansion and mid-to-upper teens for Return on Invested Capital (ROIC). Our plan is to grow at twice the market rate with merger and acquisitions filling the gap to sustain our double-digit growth goals. Economic conditions and the competitive environment may impact the timing of when the goals are achieved. There are four primary opportunities we are pursuing which will support these goals:

•	Expanding service offerings in our Test business;

•	Growth in composite materials which drives new testing requirements and technologies in the Test materials market;

•	Development of intelligent machines which provides opportunity in the Sensors mobile hydraulics market; and

•	Opportunistic mergers and acquisitions.

We believe that our business model supports achieving our double digit growth milestone assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capability are essential. We invested significantly in fiscal years 2014 and 2013, moderately in fiscal year 2015 and will continue to moderately invest in future years.

Fiscal Year

We have a 5-4-4 week accounting cycle with the fiscal year ending on the Saturday closest to September 30. Fiscal years 2015, 2014 and 2013 ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Fiscal year 2015 included 53 weeks, while fiscal years 2014 and 2013 both included 52 weeks.

Foreign Currency

Approximately 75% of our revenue has historically been derived from customers outside of the United States. Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Japanese Yen and the Chinese Yuan. A change in foreign exchange rates could positively or negatively affect our reported financial results. The discussion below quantifies the impact of foreign currency translation on our financial results for the periods discussed.

Financial Results

Fiscal Year 2015 Compared to Fiscal Year 2014

Total Company

Results of Operations

The following table compares results of operations in fiscal years 2015 and 2014, separately identifying the estimated impact of currency translation and the acquisition of Roehrig Engineering, Inc. (REI) in fiscal year 2014.

		Estimated
		Business	REI	Currency
(in thousands)	2015	Change	Acquisition	Translation	2014
Revenue	$563,934	$27,292	$5,432	$(33,118)	$564,328
Cost of sales	344,321	22,295	3,740	(22,399)	340,685
Gross profit	219,613	4,997	1,692	(10,719)	223,643
Gross margin	38.9%				39.6%

Operating expenses:
Selling and marketing	82,974	(227)	117	(5,052)	88,136
General administrative	51,438	1,284	921	(2,174)	51,407
Research and development	23,705	384	-	(523)	23,844
Total operating expenses	158,117	1,441	1,038	(7,749)	163,387
Income from operations	$61,496	$3,556	$654	$(2,970)	$60,256

Severance and Related Costs

We initiated workforce reductions and other cost reduction actions during fiscal year 2014. As a result of these actions, we incurred severance and related costs of $6,336 in fiscal year 2014, of which $3,507, $1,805, and $1,024 were reported in cost of sales, selling and marketing, and general and administrative expense, respectively. No severance and related costs were recognized in fiscal year 2015.

Revenue

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Revenue	$563,934	$564,328	$(394)	(0.1%)

Revenue was essentially flat. Increases in revenue from higher sales volumes, the impact of the 53rd week in fiscal year 2015 and $5,432 from the acquisition of REI which was completed in fiscal year 2014 were more than offset by the negative impact of currency translation. Excluding the impact of currency translation, revenue increased 5.8%. Test revenue increased $4,727 due to higher sales volumes, the impact of the 53rd week in fiscal year 2015 and the acquisition of REI which was completed in fiscal year 2014, partially offset by a 4.6% unfavorable currency translation. Sensors revenue declined $5,121 driven by an 11.3% unfavorable impact of currency translation.

The following table compares revenue in fiscal years 2015 and 2014 by geography.

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Americas	$173,523	$176,133	$(2,610)	(1.5%)
Europe	149,308	179,043	(29,735)	(16.6%)
Asia	241,103	209,152	31,951	15.3%
Total Revenue	$563,934	$564,328	$(394)	(0.1%)

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross Profit

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Gross profit	$219,613	$223,643	$(4,030)	(1.8%)
Gross margin	38.9%	39.6%	(0.7)	ppts

Gross profit declined due to the negative impact of currency translation, unfavorable product mix and an investment in labor and systems to improve utilization in the upcoming fiscal year. Due to a higher concentration of manufacturing performed in the U.S., currency had a 0.3 percentage point positive impact on the gross margin rate. Excluding the impact of currency translation, the gross margin rate decreased by 1.0 percentage point primarily driven by unfavorable product mix resulting from a higher number of custom projects which generally have lower margins and an investment in labor and systems to improve utilization in the upcoming fiscal year. The decrease was partially offset by severance and related costs of $3,507 recognized in fiscal year 2014 and nine months of profit totaling $1,692 from the acquisition of REI in fiscal year 2014.

Selling and Marketing Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Selling and marketing	$82,974	$88,136	$(5,162)	(5.9%)
% of Revenue	14.7%	15.6%

Selling and marketing expenses decreased due to a favorable impact of currency translation, severance and related costs of $1,805 during fiscal year 2014 and lower external commissions as a result of revenue timing, partially offset by merit increases and the timing of selling activities to drive future revenue growth.

General and Administrative Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
General administrative	$51,438	$51,407	$31	0.1%
% of Revenue	9.1%	9.1%

The general and administrative expense increase was driven by an estimated favorable impact of currency translation and $1,024 of severance and related costs incurred in fiscal year 2014 that did not recur in fiscal year 2015, offset by increased professional fees and nine months of expenses totaling $921 related to the acquisition of REI completed in fiscal year 2014.

Research and Development Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Research and development	$23,705	$23,844	$(139)	(0.6%)
% of Revenue	4.2%	4.2%

Research and development expense declined primarily due to an increase in the capitalization of internally developed software labor of $1,472 as headcount was reallocated to internally developed software activities and a favorable impact of currency translation, partially offset by higher compensation and benefits related to increased headcount.

Income from Operations

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Income from operations	$61,496	$60,256	$1,240	2.1%
% of Revenue	10.9%	10.7%

Income from operations increased primarily due to lower operating expenses.

Interest Expense, net

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Interest expense, net	$795	$692	$103	14.9%

Interest expense, net was higher due to higher average borrowings on our credit facility.

Other (Expense) Income, net

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Other expense, net	$1,529	$1,121	$408	36.4%

The increase in other expense, net was primarily driven by increased net losses on foreign currency transactions.

Provision for Income Taxes

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Provision for income taxes	$13,710	$16,434	$(2,724)	(16.6%)
Effective Rate	23.2%	28.1%	(4.9)	ppts

The decreased provision for income taxes during fiscal year 2015 was primarily due to a decrease in the effective tax rate. The decrease in the effective tax rate was primarily driven by the enactment of tax legislation during the three months ended December 27, 2014 that retroactively extended the United States research and development tax credit and resulted in a tax benefit of $2,098 in the first quarter of fiscal year 2015. In addition, we recognized a tax benefit of $1,836 associated with the favorable resolution in 2015 of audit matters in connection with the Internal Revenue Service examination of tax years ending October 1, 2011 and September 29, 2012. The 2015 rate was also favorably impacted by our geographic mix of earnings, with foreign income generally taxed at lower rates than domestic income. The 2014 effective tax rate includes a one-time benefit due to the recognition of additional federal and state research and development credit benefits of $2,563 which related to prior years.

Net Income

			Increased / (Decreased)
(in thousands, except per share data)	2015	2014	$	%
Net income	$45,462	$42,009	$3,453	8.2%
Diluted earnings per share	3.00	2.73	0.27	9.9%

A $6,336 charge for severance and related costs negatively impacted fiscal year 2014 earnings per diluted share by $0.28. Excluding the severance and related costs, diluted earnings per share in fiscal year 2014 would have been essentially flat year-over-year.

Orders and Backlog

The following table compares orders in fiscal years 2015 and 2014, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
(in thousands)	2015	Business Change	REI Acquisition	Currency Translation	2014
Orders	$618,296	$35,159	$6,392	$(38,841)	$615,586

Orders were up 0.4% driven by strong orders in Asia, partially offset by the unfavorable impact of currency translations. Excluding the impact of currency translation, orders increased 6.7%. Orders for fiscal year 2015 included six large orders in Asia totaling $67,696 and one large order in the Americas totaling $5,150. Orders for fiscal year 2014 included six large orders in Asia totaling $42,249 and two large Americas orders totaling $19,028.

The following table compares orders in fiscal years 2015 and 2014 by geography.

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Americas	$158,735	$188,738	$(30,003)	(15.9%)
Europe	157,383	170,563	(13,180)	(7.7%)
Asia	302,178	256,285	45,893	17.9%
Total Orders	$618,296	$615,586	$2,710	0.4%

Backlog of undelivered orders at October 3, 2015 was $353,013, an increase of $26,540 or 8.1%, compared to backlog of $326,473 at September 27, 2014. The majority of this backlog is related to Test. Based on anticipated manufacturing schedules, we estimate that approximately $267,000 of the backlog at October 3, 2015 will be converted into revenue during fiscal year 2016 (76% conversion). The conversion rate is slightly down from the prior year rate of 77% due to a shift from short cycle, quicker turning orders to larger custom orders in fiscal year 2015.

We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2015, two custom orders in Test totaling approximately $8,484 were cancelled. During fiscal year 2014, one custom order in Test totaling approximately $11,109 was cancelled. These cancelled orders were booked in a fiscal year prior to the year in which they were cancelled.

Test Segment

Results of Operations

The following table compares results of operations in fiscal years 2015 and 2014 for Test, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
(in thousands)	2015	Business Change	REI Acquisition	Currency Translation	2014
Revenue	$462,880	$20,435	$5,432	$(21,140)	$458,153
Cost of sales	298,011	18,311	3,740	(16,738)	292,698
Gross profit	164,869	2,124	1,692	(4,402)	165,455
Gross margin	35.6%				36.1%

Operating expenses:
Selling and marketing	64,446	(1,231)	117	(2,905)	68,465
General administrative	40,561	595	921	(924)	39,969
Research and development	17,577	410	-	(6)	17,173
Total operating expenses	122,584	(226)	1,038	(3,835)	125,607
Income from operations	$42,285	$2,350	$654	$(567)	$39,848

Revenue

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Revenue	$462,880	$458,153	$4,727	1.0%

The increase in revenue was primarily a result of strong engineer-to-order revenue converted from a higher beginning of the year backlog, productivity improvements and the favorable impact of a 53rd week in fiscal year 2015, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 5.6%.

The following table compares revenue in fiscal years 2015 and 2014 for Test by geography.

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Americas	$142,464	$144,633	$(2,169)	(1.5%)
Europe	100,501	126,886	(26,385)	(20.8%)
Asia	219,915	186,634	33,281	17.8%
Total Revenue	$462,880	$458,153	$4,727	1.0%

Gross Profit

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Gross profit	$164,869	$165,455	$(586)	(0.4%	)
Gross margin	35.6%	36.1%	(0.5)	ppts

Gross profit declined primarily due to the negative impact of currency translation, partially offset by $3,507 of severance and related costs recognized in fiscal year 2014 and nine months of profit related to the fiscal year 2014 acquisition of REI in the amount of $1,692. Excluding the aforementioned, the gross margin rate decreased 1.8 percentage points driven by unfavorable product mix as fiscal year 2015 gross profit included a higher number of large custom projects which generally have lower margins.

Selling and Marketing Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Selling and marketing	$64,446	$68,465	$(4,019)	(5.9%)
% of Revenue	13.9%	14.9%

Selling and marketing expense declined primarily due to the favorable impact of currency translation, lower external commissions due to timing of revenue and severance and related costs of $1,799 recognized in fiscal year 2014, partially offset by merit increases and timing of selling activities to drive future revenue growth.

General and Administrative Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
General administrative	$40,561	$39,969	$592	1.5%
% of Revenue	8.8%	8.7%

The general and administrative expense increase was driven by increased spending related to professional fees and nine months of expenses totaling $921 related to the acquisition of REI completed in fiscal year 2014, partially offset by the favorable impact of currency translation.

Research and Development Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Research and development	$17,577	$17,173	$404	2.4%
% of Revenue	3.8%	3.7%

Research and development expense increased primarily due to an increase in headcount resulting in higher compensation expense.

Income from Operations

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Income from operations	$42,285	$39,848	$2,437	6.1%
% of Revenue	9.1%	8.7%

Income from operations increased due to lower operating expenses.

Orders and Backlog

The following table compares orders in fiscal years 2015 and 2014 for Test, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
(in thousands)	2015	Business Change	REI Acquisition	Currency Translation	2014
Orders	$519,049	$32,656	$6,392	$(27,222)	$507,223

Orders increased 2.3% driven by strong orders in Asia and Europe fueled by the ground vehicle market, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, orders increased 7.7%. Orders for fiscal year 2015 included six large orders in Asia totaling $67,696 and one large order in the Americas totaling $5,150. Orders for fiscal year 2014 included six large orders in Asia totaling $42,249 and two large Americas orders totaling $19,028. In fiscal year 2015, Test accounted for 83.9% of total Company orders, compared to 82.4% in fiscal year 2014.

The following table compares orders in fiscal years 2015 and 2014 for Test by geography.

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Americas	$126,760	$157,354	$(30,594)	(19.4%)
Europe	110,435	116,105	(5,670)	(4.9%)
Asia	281,854	233,764	48,090	20.6%
Total Orders	$519,049	$507,223	$11,826	2.3%

Backlog of undelivered orders at October 3, 2015 was $339,967, an increase of 9.7% from backlog of $309,994 at September 27, 2014. As previously mentioned, backlog at the end of fiscal years 2015 and 2014 was negatively impacted by two custom orders in Test totaling approximately $8,484 and one custom order totaling approximately $11,109, respectively.

Sensors Segment

Results of Operations

The following table compares results of operations in fiscal years 2015 and 2014 for Sensors, separately identifying the estimated impact of currency translation.

		Estimated
(in thousands)	2015	Business Change	Currency Translation	2014
Revenue	$101,054	$6,857	$(11,978)	$106,175
Cost of sales	46,310	3,984	(5,661)	47,987
Gross profit	54,744	2,873	(6,317)	58,188
Gross margin	54.2%			54.8%

Operating expenses:
Selling and marketing	18,528	1,004	(2,147)	19,671
General administrative	10,877	689	(1,250)	11,438
Research and development	6,128	(26)	(517)	6,671
Total operating expenses	35,533	1,667	(3,914)	37,780
Income from operations	$19,211	$1,206	$(2,403)	$20,408

Revenue

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Revenue	$101,054	$106,175	$(5,121)	(4.8%)

The decrease in revenue was primarily driven by the negative impact of currency translation. Excluding the impact of currency translation, Sensors revenue was up 6.5% driven by a higher beginning of the period backlog for fiscal year 2015 and additional sales in machine markets due to the favorable Euro exchange rates prompting customers to buy.

The following table compares revenue in fiscal years 2015 and 2014 for Sensors by geography.

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Americas	$31,059	$31,500	$(441)	(1.4%)
Europe	48,807	52,157	(3,350)	(6.4%)
Asia	21,188	22,518	(1,330)	(5.9%)
Total Revenue	$101,054	$106,175	$(5,121)	(4.8%)

Gross Profit

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Gross profit	$54,744	$58,188	$(3,444)	(5.9%)
Gross margin	54.2%	54.8%	(0.6)	ppts

Gross profit declined primarily due to the unfavorable impact of currency translation. Excluding the impact of currency translation, the gross margin rate declined 0.8 percentage points due to an unfavorable product mix resulting from sales increases in certain lower margin industrial markets.

Selling and Marketing Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Selling and marketing	$18,528	$19,671	$(1,143)	(5.8%)
% of Revenue	18.3%	18.5%

The decrease in selling and marketing expense was primarily driven by the favorable impact of currency translation, partially offset by higher compensation and benefits resulting from increased headcount to support future revenue growth.

General and Administrative Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
General administrative	$10,877	$11,438	$(561)	(4.9%)
% of Revenue	10.8%	10.8%

The decrease in general and administrative expense was primarily driven by the favorable impact of currency translation and cost containment measures, partially offset by increased compensation.

Research and Development Expense

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Research and development	$6,128	$6,671	$(543)	(8.1%)
% of Revenue	6.1%	6.3%

The decrease in research and development expense was primarily driven by the favorable impact of currency translation and cost containment measures, partially offset by increased compensation and benefits expense resulting from increased headcount.

Income from Operations

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Income from operations	$19,211	$20,408	$(1,197)	(5.9%)
% of Revenue	19.0%	19.2%

Income from operations decreased primarily as a result of decreased gross profit, partially offset by lower operating expenses.

Orders and Backlog

The following table compares orders in fiscal years 2015 and 2014 for Sensors, separately identifying the estimated impact of currency translation.

		Estimated
		Business	Currency
(in thousands)	2015	Change	Translation	2014
Orders	$99,247	$2,503	$(11,619)	$108,363

The decline in orders was primarily driven by the unfavorable impact of currency translations. Excluding the impact of currency translation, Sensors orders were up 2.3% from increases in all geographies. Sensors accounted for 16.1% of total Company orders, compared to 17.6% for fiscal year 2014.

The following table compares orders in fiscal years 2015 and 2014 for Sensors by geography.

			Increased / (Decreased)
(in thousands)	2015	2014	$	%
Americas	$31,975	$31,384	$591	1.9%
Europe	46,948	54,458	(7,510)	(13.8%)
Asia	20,324	22,521	(2,197)	(9.8%)
Total Orders	$99,247	$108,363	$(9,116)	(8.4%)

Backlog of undelivered orders at October 3, 2015 was $13,046, a decrease of 20.8% compared to backlog of $16,479 at September 27, 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

Total Company

Results of Operations

The following table compares results of operations in fiscal years 2014 and 2013, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
		Business	REI	Currency
(in thousands)	2014	Change	Acquisition	Translation	2013
Revenue	$564,328	$(7,320)	$2,294	$(85)	$569,439
Cost of sales	340,685	858	1,766	561	337,500
Gross profit	223,643	(8,178)	528	(646)	231,939
Gross margin	39.6%				40.7%

Operating expenses:
Selling and marketing	88,136	6,765	240	122	81,009
General administrative	51,407	2,783	263	198	48,163
Research and development	23,844	919	-	113	22,812
Total operating expenses	163,387	10,467	503	433	151,984
Income from operations	$60,256	$(18,645)	$25	$(1,079)	$79,955

Revenue

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Revenue	$564,328	$569,439	$(5,111)	(0.9%)

The decrease was driven by lower backlog at the end of fiscal year 2013 and a higher content of slower turning backlog in Test, partially offset by increased order volumes in Sensors and increased service revenue in Test. Test revenue decreased 3.4% to $458,153, while Sensors revenue increased 11.4% to $106,175.

The following table compares revenue in fiscal years 2014 and 2013 by geography.

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Americas	$176,133	$165,677	$10,456	6.3%
Europe	179,043	178,610	433	0.2%
Asia	209,152	225,152	(16,000)	(7.1%)
Total Revenue	$564,328	$569,439	$(5,111)	(0.9%)

Although selective product price changes were implemented during each of these fiscal years, the overall impact of pricing changes did not have a material effect on revenue.

Gross profit

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Gross profit	$223,643	$231,939	$(8,296)	(3.6%)
Gross margin	39.6%	40.7%	(1.1)	ppts

The previously mentioned severance and related costs of $3,507 unfavorably impacted gross profit as a percentage of revenue by 0.7 percentage points. In addition, unfavorable product mix from a higher proportion of revenue from lower margin products decreased our gross margin percent by 1.2 percentage points. These unfavorable factors were partially offset by a 0.5 percentage point increase in gross margin primarily driven by the favorable impact of an increase in Sensors revenue, which is higher margin, compared to total Company revenue and a reduction in various miscellaneous manufacturing expenses.

Selling and Marketing Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Selling and marketing	$88,136	$81,009	$7,127	8.8%
% of Revenue	15.6%	14.2%

The increase was driven by higher compensation and benefits resulting from increased headcount, higher sales commissions based on the increase in orders, as well as the previously mentioned severance and related costs of $1,805 during fiscal year 2014.

General and Administrative Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
General administrative	$51,407	$48,163	$3,244	6.7%
% of Revenue	9.1%	8.5%

The increases were primarily driven by higher compensation and benefits driven by increased headcount of approximately $2,600, higher legal expenses of approximately $1,800, as well the previously mentioned severance and related costs of $1,024 which was partially offset by lower consulting fees of approximately $1,700 and other miscellaneous expenses of approximately $500 in fiscal year 2014.

Research and Development Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Research and development	$23,844	$22,812	$1,032	4.5%
% of Revenue	4.2%	4.0%

The increase was driven by higher compensation and benefits resulting from increased headcount in both Test and Sensors.

Income from Operations

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Income from operations	$60,256	$79,955	$(19,699)	(24.6%)
% of Revenue	10.7%	14.0%

Excluding the previously mentioned severance and related costs of $6,336, income from operations decreased 16.7% for fiscal year 2014, driven by a $4,789 decrease in gross profit and an $8,574 increase in operating expenses resulting from ongoing investments for growth in sales and research and development.

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

Interest Expense, net

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Interest expense, net	$692	$334	$358	107.2%

The increase was driven by a relatively higher level of outstanding borrowings under the Company’s credit facility during fiscal year 2014 compared to fiscal year 2013.

Other Expense, net

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Other expense, net	$1,121	$367	$754	205.4%

The increase in net expense was primarily driven by $600 of royalty income in fiscal year 2013 that we did not receive in fiscal year 2014.

Provision for Income Taxes

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Provision for income taxes	$16,434	$21,448	$(5,014)	(23.4%)
Effective Rate	28.1%	27.1%

The decrease in the provision for income taxes was primarily due to decreased income before income taxes. The tax rate was unfavorably impacted by lower R&D tax credits in the current year due to the expiration of the R&D tax credit. Both fiscal years 2014 and 2013 had one-time tax benefits associated with R&D tax credits that caused our effective tax rate to be lower than it has been historically.

Net Income

			Increased / (Decreased)
(in thousands, except per share data)	2014	2013	$	%
Net income	$42,009	$57,806	$(15,797)	(27.3%)
Diluted earnings per share	2.73	3.64	(0.91)	(25.0%)

The decrease was primarily driven by lower income from operations. The previously mentioned $6,336 charge for severance and related costs in fiscal year 2014 negatively impacted earnings per diluted share by $0.28.

Orders and Backlog

The following table compares orders in fiscal years 2014 and 2013, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
(in thousands)	2014	Business Change	REI Acquisition	Currency Translation	2013
Orders	$615,586	$48,079	$2,083	$(1,994)	$567,418

Orders totaled $615,586, an increase of $48,168 or 8.5%, compared to orders of $567,418 for fiscal year 2013. Fiscal year 2014 orders included eight large orders (equal to or in excess of $5,000) totaling $61,277. The large orders were comprised of six large Asian and two large Americas’ Test orders totaling $42,249 and $19,028, respectively. Fiscal year 2013 orders included five large orders totaling $37,397, and included three large European and two large Americas’ Test orders totaling $22,238 and $15,156, respectively. Excluding the large orders, base orders increased 4.6%, reflecting 3.1% growth in Test, primarily in the Americas and Asia, as well as 11.3% growth in Sensor which experienced growth across all geographies.

The following table compares orders in fiscal years 2014 and 2013 by geography.

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Americas	$188,738	$169,017	$19,721	11.7%
Europe	170,563	181,823	(11,260)	(6.2%)
Asia	256,285	216,578	39,707	18.3%
Total Orders	$615,586	$567,418	$48,168	8.5%

Backlog of undelivered orders at September 27, 2014 was $326,473, an increase of $36,322, or 12.5%, compared to backlog of $290,151 at September 28, 2013. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations. During fiscal year 2014, one custom order in Test totaling approximately $11,109 was cancelled. During fiscal year 2013, one custom order in Test totaling approximately $2,110 was cancelled. These cancelled orders were booked in a fiscal year prior to the year in which they were cancelled.

Test Segment

Results of Operations

The following table compares results of operations in fiscal years 2014 and 2013 for Test, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
(in thousands)	2014	Business Change	REI Acquisition	Currency Translation	2013
Revenue	$458,153	$(18,437)	$2,294	$177	$474,119
Cost of sales	292,698	(5,740)	1,766	536	296,136
Gross profit	165,455	(12,697)	528	(359)	177,983
Gross margin	36.1%				37.5%

Operating expenses:
Selling and marketing	68,465	4,483	240	308	63,434
General administrative	39,969	3,266	263	166	36,274
Research and development	17,173	(119)	-	1	17,291
Total operating expenses	125,607	7,630	503	475	116,999
Income from operations	$39,848	$(20,327)	$25	$(834)	$60,984

Revenue

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Revenue	$458,153	$474,119	$(15,966)	(3.4%	)

Revenue was $458,153, a decrease of $15,966 or 3.4%, compared to revenue of $474,119 for fiscal year 2013, including an estimated $177 favorable impact of currency translation. This decrease was primarily driven by lower backlog at the end of fiscal year 2013 as well as the timing of conversion of custom order backlog, partially offset by growth in service and standard products.

The following table compares revenue in fiscal years 2014 and 2013 for Test by geography.

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Americas	$144,633	$138,340	$6,293	4.5%
Europe	126,886	131,197	(4,311)	(3.3%	)
Asia	186,634	204,582	(17,948)	(8.8%	)
Total Revenue	$458,153	$474,119	$(15,966)	(3.4%	)

Gross Profit

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Gross profit	$165,455	$177,983	$(12,528)	(7.0%	)
Gross margin	36.1%	37.5%	(1.4)	ppts

The previously mentioned severance and related costs of $3,507 unfavorably impacted gross profit as a percentage of revenue by 0.8 percentage points. Excluding these costs, the gross margin rate decreased by 0.6 percentage points. The decreased gross profit rate was driven by decreased Test volume, unfavorable product mix from a higher content of custom projects partially offset by reductions in compensation and benefits from lower than expected variable rate compensation and discretionary contributions related to an employee retirement plan.

Selling and Marketing Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Selling and marketing	$68,465	$63,434	$5,031	7.9%
% of Revenue	14.9%	13.4%

The increase was driven by continued investment in sales expansion to drive future revenue growth, higher sales commissions due to the increase in orders, as well as the previously mentioned severance and related costs of $1,799 in fiscal year 2014. The continued investment in sales expansion primarily consists of higher compensation and benefits resulting from increased headcount.

General and Administrative Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
General administrative	$39,969	$36,274	$3,695	10.2%
% of Revenue	8.7%	7.7%

The increase was primarily driven by higher legal expenses, higher compensation and benefits driven by increased headcount, as well as the previously mentioned severance and related costs of $1,024 in fiscal year 2014. These increases were partially offset by a lower level of investment in productivity and infrastructure initiatives.

Research and Development Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Research and development	$17,173	$17,291	$(118)	(0.7%	)
% of Revenue	3.7%	3.6%

The decrease was primarily driven by the re-allocation of certain engineering resources to work on backlog conversion.

Income from Operations

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Income from operations	$39,848	$60,984	$(21,136)	(34.7%	)
% of Revenue	8.7%	12.9%

Excluding the previously mentioned severance and related costs of $6,330, income from operations decreased 24.3%, driven by decreased gross profit as well as a $5,785 increase in operating expenses.

Orders and Backlog

The following table compares orders in fiscal years 2014 and 2013 for Test, separately identifying the estimated impact of currency translation and the acquisition of REI in fiscal year 2014.

		Estimated
(in thousands)	2014	Business Change	REI Acquisition	Currency Translation	2013
Orders	$507,223	$36,890	$2,083	$(1,774)	$470,024

Orders totaled $507,223, an increase of $37,199 or 7.9% compared to orders of $470,024 for fiscal year 2013, primarily driven by 3.1% growth in base orders as well as variability in large orders. Large orders for fiscal year 2014 were $61,277. There were six large orders in Asia and two large orders in the Americas totaling $42,249 and $19,028, respectively. Orders in Asia consisted of two orders totaling $17,159 in the structures market and four orders totaling $25,090 in the ground vehicles market. Orders in Americas consisted of two orders totaling $19,028, one of which was a $12,199 order in the ground vehicles market and the other was a $6,829 order in the structures market. Large orders in fiscal year 2013 totaled $37,394 and included three large European orders in the ground vehicles market totaling approximately $22,238. In addition, fiscal year 2013 orders included two large Americas’ orders in the ground vehicles market totaling approximately $15,156. Currency translation unfavorably impacted orders by approximately $1,774. Test accounted for 82.4% of total Company orders, compared to 82.8% for fiscal year 2013.

The following table compares orders in fiscal years 2014 and 2013 for Test by geography.

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Americas	$157,354	$140,455	$16,899	12.0%
Europe	116,105	133,911	(17,806)	(13.3%)
Asia	233,764	195,658	38,106	19.5%
Total Orders	$507,223	$470,024	$37,199	7.9%

Backlog of undelivered orders at September 27, 2014 was $309,994, an increase of 12.7% from backlog of $275,020 at September 28, 2013. As previously mentioned, backlog at the end of fiscal year 2014 was negatively impacted by a custom order in Test totaling approximately $11,109 that was cancelled during the second quarter of fiscal year 2014. Also, as previously mentioned, backlog at the end of fiscal year 2013 was negatively impacted by the cancellation of one custom order totaling approximately $2,110.

Sensors Segment

Results of Operations

The following table compares results of operations in fiscal years 2014 and 2013 for Sensors, separately identifying the estimated impact of currency translation.

		Estimated
		Business	Currency
(in thousands)	2014	Change	Translation	2013
Revenue	$106,175	$11,117	$(262)	$95,320
Cost of sales	47,987	6,598	25	41,364
Gross profit	58,188	4,519	(287)	53,956
Gross margin	54.8%			56.6%

Operating expenses:
Selling and marketing	19,671	2,282	(186)	17,575
General administrative	11,438	(483)	32	11,889
Research and development	6,671	1,038	112	5,521
Total operating expenses	37,780	2,837	(42)	34,985
Income from operations	$20,408	$1,682	$(245)	$18,971

Revenue

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Revenue	$106,175	$95,320	$10,855	11.4%

The increase was primarily driven by higher beginning of period backlog and increased order volume.

The following table compares revenue in fiscal years 2014 and 2013 for Sensors by geography.

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Americas	$31,500	$27,337	$4,163	15.2%
Europe	52,157	47,413	4,744	10.0%
Asia	22,518	20,570	1,948	9.5%
Total Revenue	$106,175	$95,320	$10,855	11.4%

Gross Profit

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Gross profit	$58,188	$53,956	$4,232	7.8%
Gross margin	54.8%	56.6%	(1.8)	ppts

Gross profit was $58,188, an increase of $4,232 or 7.8%, compared to gross profit of $53,956 for fiscal year 2013. Gross profit as a percentage of revenue was 54.8%, down compared to fiscal year 2013.

Selling and Marketing Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Selling and marketing	$19,671	$17,575	$2,096	11.9%
% of Revenue	18.5%	18.4%

The increase was primarily due to higher compensation and benefits driven by increased headcount to support future sales growth.

General and Administrative Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
General administrative	$11,438	$11,889	$(451)	(3.8%)
% of Revenue	10.8%	12.5%

The decrease was primarily driven by expenses recognized in fiscal year 2013 related to senior management transition.

Research and Development Expense

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Research and development	$6,671	$5,521	$1,150	20.8%
% of Revenue	6.3%	5.8%

The increase was primarily driven by higher compensation and benefits resulting from increased headcount.

Income from Operations

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Income from operations	$20,408	$18,971	$1,437	7.6%
% of Revenue	19.2%	19.9%

The increase was driven by higher gross profit, partially offset by increased operating expenses.

Orders and Backlog

The following table compares orders in fiscal years 2014 and 2013 for Sensors, separately identifying the estimated impact of currency translation.

		Estimated
(in thousands)	2014	Business Change	Currency Translation	2013
Orders	$108,363	$11,189	$(220)	$97,394

Orders totaled $108,363, an increase of $10,969 or 11.3% compared to orders of $97,394 for fiscal year 2013. The industrial and mobile hydraulic markets were up 9.0% and 26.0%, respectively, driven by strong demand in all geographic regions. Sensors accounted for 17.6% of total Company orders, compared to 17.2% for fiscal year 2013.

The following table compares orders in fiscal years 2014 and 2013 for Sensors by geography.

			Increased / (Decreased)
(in thousands)	2014	2013	$	%
Americas	$31,384	$28,562	$2,822	9.9%
Europe	54,458	47,912	6,546	13.7%
Asia	22,521	20,920	1,601	7.7%
Total Orders	$108,363	$97,394	$10,969	11.3%

Backlog of undelivered orders at September 27, 2014 was $16,479, an increase of 8.9% from backlog of $15,131 at September 28, 2013.

Cash Flow Comparison - Fiscal Years 2015, 2014 and 2013

Total cash and cash equivalents decreased $8,629 for fiscal year 2015. The decrease was primarily due to $50,026 in repayments of short-term borrowings, purchases of our common stock of $29,115, dividend payments of $22,445 and investment in property and equipment of $18,445. The decrease was partially offset by net income of $45,462, $21,106 in depreciation and amortization, $19,040 for decreased working capital requirements, $11,183 received through short-term borrowings, $7,351 in stock-based compensation and $4,847 of proceeds received from the exercise of stock options and share purchases under our employee stock purchase plan.

Total cash and cash equivalents increased $12,064 during fiscal year 2014. This increase was driven by net income of $42,009, $24,102 in net proceeds received from borrowings on the credit facility, $19,279 in depreciation and amortization and $7,590 of proceeds from the exercise of stock options and stock purchases under our employee stock purchase plan. These increases were partially offset by purchases of our common stock of $31,013, investment in property and equipment of $20,038, dividend payments of $18,330 and $14,192 in cash payments associated with the acquisition of REI.

Total cash and cash equivalents decreased $31,519 during fiscal year 2013. This decrease was driven by $77,850 for increased working capital requirements, investment in property and equipment of $29,690, purchases of our common stock of $24,767 and dividend payments of $19,113. These decreases were partially offset by net income of $57,806, $35,000 in proceeds received from borrowings on the credit facility, $16,589 in depreciation and amortization and $8,645 of proceeds from the exercise of stock options.

Cash flow from operating activities provided cash totaling $100,436 during fiscal year 2015 compared to cash provided of $64,669 in fiscal year 2014 and cash used of $2,059 in fiscal year 2013.

Fiscal year 2015 cash flow from operating activities was primarily driven by $45,462 in net income, $21,106 in depreciation and amortization, $13,065 in increased advance payments received from customers driven by the mix of orders, $6,772 in increased accounts payable resulting from general timing of purchases and payments, $3,308 in decreased accounts and unbilled receivables resulting from general timing of billing and collections, partially offset by $4,105 in increased inventories to support future revenue.

Fiscal year 2014 cash flow from operating activities was primarily driven by net income of $42,009 and $19,279 in depreciation and amortization.

Fiscal year 2013 cash flow from operating activities was primarily driven by $43,179 increased accounts and unbilled receivables resulting from higher volume as well as the general timing of billing and collections, $21,082 decreased advance payments received from customers driven by timing of customer orders and relatively unfavorable customer payment terms, $9,616 increased inventories to support future revenue and $3,973 decreased accounts payable resulting from general timing of purchases and payments. The decrease was partially offset by net income of $57,806 and $16,589 in depreciation and amortization.

Cash flow from investing activities required $19,112, $34,230 and $29,690 use of cash during fiscal years 2015, 2014 and 2013, respectively. Fiscal year 2015 cash usage was due to $18,445 in investments in property and equipment and payment of $667 associated with the acquisition of Instrument and Calibration Sweden AB (ICS). The cash usage for fiscal year 2014 was due to $20,038 in investments in property and equipment and $14,192 in payments associated with the acquisition of REI. The cash usage for fiscal year 2013 represents investment in property and equipment. See Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of ICS.

Cash flow from financing activities used cash of $84,785 and $15,928 during fiscal years 2015 and 2014, respectively, compared to $1,280 of cash provided in fiscal year 2013. Cash was used in fiscal year 2015 to repay $50,026 of short-term borrowings, purchase 400,000 shares under our share purchase program and 12,918 shares related to stock-based compensation arrangements in an amount of $29,115 and to pay dividends of $22,445. The usage of cash was partially offset by $11,183 received through short-term borrowings and $4,847 of proceeds received in connection with stock option exercises and share purchases under our employee stock purchase plan.

Cash used in fiscal year 2014 was primarily due to the purchase of approximately 457,000 shares of our common stock in an amount of $31,013, which includes purchases of approximately 7,000 shares related to stock-based compensation arrangements in the amount of $374, and to pay $18,330 in cash dividends. The usage of cash was partially offset by $24,102 in net proceeds from short-term borrowings and $7,590 received from stock option exercises and stock purchases under our employee stock purchase plan.

Cash provided by financing activities in fiscal year 2013 was primarily due to $35,000 of borrowings on our credit facility and $8,645 received from stock option exercises and stock purchases under our employee stock purchase plan. The cash received was partially offset by purchases of our common stock in an amount of $24,767, including purchases of stock related to stock-based compensation arrangements of $454 and payment of cash dividends of $19,113.

Liquidity and Capital Resources

We had cash and cash equivalents of $51,768 as of October 3, 2015. Of this amount, approximately $4,618 was located in North America, $23,765 in Europe and $23,385 in Asia. Of the $47,150 of cash located outside of the U.S., approximately $24,772 is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. At October 3, 2015, we held no short-term investments.

At October 3, 2015, our capital structure was comprised of $21,183 in short-term debt and $258,276 in shareholders’ equity. Total interest-bearing debt at October 3, 2015 was $21,183. The borrowings on the credit facility include, at our discretion, optional month-to-month term renewals and loan repricing until September 2019. Under the terms of the credit facility, we have agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At October 3, 2015, we were in compliance with these financial covenants.

Shareholders’ equity increased by $15 during fiscal year 2015, primarily due to higher net income of $45,462, partially offset by $29,115 in purchases of our common stock and $17,969 in dividends declared.

We believe that our liquidity, represented by funds available from cash, cash equivalents, credit facility and anticipated cash from operations are adequate to fund ongoing operations for the short-term and long-term internal growth opportunities, capital expenditures, dividends and share purchases, as well as to fund strategic acquisitions.

Contractual Obligations

As of October 3, 2015, our contractual obligations were as follows:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations[1]	$13,263	$4,406	$4,818	$2,018	$2,021
Other Long-Term Obligations[2]	15,163	1,805	3,616	2,674	7,068
Total Contractual Obligations[3]	$28,426	$6,211	$8,434	$4,692	$9,089

1	Operating leases are primarily for office space and automobiles. Refer to Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional lease information.

2	Other long-term obligations include liabilities under pension and other retirement plans and warehouse fee obligations.

3	Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. At October 3, 2015, our long-term liability for uncertain tax positions was $5,649. Refer to Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional income tax information.

At October 3, 2015, we had letters of credit and guarantees outstanding totaling $25,671 and $30,995, respectively, primarily to bond advance payments and performance guarantees related to customer contracts in Test.

Off-Balance Sheet Arrangements

As of the end of fiscal year 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require us to make estimates and assumptions in certain circumstances that affect amounts reported. The preparation of these financial statements requires us to make estimates and assumptions, giving due consideration to materiality, that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, the following are particularly important to the portrayal of our results of operations and financial position and are subject to an inherent degree of uncertainty as they may require the application of a higher level of judgment by us. For further information see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

We are required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. The most significant area of judgment and estimation is percentage-of-completion contract accounting. We develop cost estimates that include materials, component parts, labor and overhead costs. Detailed costs plans are developed for all aspects of the contracts during the bidding phase. Cost estimates are largely based on actual historical performance of similar projects combined with current knowledge of the projects in progress. Significant factors that impact the cost estimates include technical risk, inflationary cost of materials and labor, changes in scope and schedule and internal and subcontractor performance. Actual costs incurred during the project phase are monitored and compared to the estimates on a monthly basis. Cost estimates are revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident.

Inventories

We maintain a material amount of inventory to support our engineering and manufacturing operations. This inventory is stated at the lower of cost or market. On a regular basis, we review our inventory and identify which is excess, slow moving or obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving or obsolete inventory is written down to its market value through a charge to income from operations. It is possible that additional inventory write-down charges may be required in the future if there is a significant decline in demand for our products and we do not adjust our manufacturing production accordingly.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against income from operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Goodwill

Goodwill represents the excess of cost over the fair value of the identifiable net assets of businesses acquired and allocated to our reporting units at the time of acquisition. Goodwill is tested for impairment annually and when an event occurs or circumstances change that indicate the carrying value of the reporting unit may not be recoverable.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a two-step process. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis.

Prior to completing the two-step process described below, we have the option to perform a qualitative assessment of goodwill for impairment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude the fair value is more likely than not less than the carrying value, we would perform the two-step process. Otherwise, no further testing would be needed.

If the two-step process is required, the first step of the impairment test is to compare the calculated fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of a reporting unit using a discounted cash flow model that requires input of certain estimates and assumptions requiring judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs and new product introductions. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step 2 would need to be performed to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized in the period identified. The loss recognized cannot exceed the carrying amount of goodwill.

While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

Software Development Costs

We incur costs associated with the development of software to be sold, leased or otherwise marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized software costs, we compare expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred. If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in the recognition of an impairment charge in the period in which such a determination is made.

Warranty Obligations

We are subject to warranty obligations on sales of our products. We record general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects our historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant. A certain amount of judgment is required in determining appropriate reserve levels for anticipated warranty claims. While these reserve levels are based on our historical warranty claims experience, they may not reflect the actual claims that will occur over the upcoming warranty period and additional warranty reserves may be required.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of its deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on income taxes.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This update defers the mandatory effective date of its revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The update allows for a plan with a fiscal year end that does not coincide with the end of the calendar month to measure its investments and investment-related accounts using the month end closest to its fiscal year end. In previous guidance, the measurement date was required to coincide with the fiscal year end. The standard is required to be adopted for periods beginning after December 15, 2015, which is our fiscal year 2017. The measurement date practical expedient is to be applied prospectively. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to this update, an acquirer is required to adjust provisional amounts and the related impact on earnings by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date with earlier adoption permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

Quarterly Financial Information

Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for our products or our operating efficiency. Revenue and operating results in any quarter may be significantly affected by customer shipments, installation timing or the timing of the completion of one or more contracts where revenue is recognized upon shipment or customer acceptance rather than on the percentage-of-completion method of revenue recognition. Our use of the percentage-of-completion revenue recognition method for large, long-term projects generally has the effect of minimizing significant fluctuations quarter-over-quarter. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state and foreign income tax expense. See Notes 1 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our use of estimates and income tax related matters, respectively.

Selected quarterly financial information for the fiscal years ended October 3, 2015 and September 27, 2014 was as follows:

(in thousands, except	First	Second	Third	Fourth	Full
per share data)	Quarter	Quarter	Quarter	Quarter	Year[1]
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fiscal Year 2015
Revenue	$142,584	$143,955	$133,912	$143,483	$563,934
Gross profit	56,831	56,542	53,209	53,031	219,613
Income before income taxes	14,885	16,875	15,146	12,266	59,172
Net income	$13,786	$11,706	$10,783	$9,187	$45,462
Earnings per share:
Basic	$0.91	$0.78	$0.72	$0.62	$3.03
Diluted	$0.90	$0.77	$0.72	$0.61	$3.00

Fiscal Year 2014
Revenue	$138,410	$137,343	$145,471	$143,104	$564,328
Gross profit	54,539	55,534	57,695	55,875	223,643
Income before income taxes	13,695	11,938	17,193	15,617	58,443
Net income	$9,145	$7,779	$14,144	$10,941	$42,009
Earnings per share:
Basic	$0.60	$0.51	$0.94	$0.72	$2.76
Diluted	$0.59	$0.50	$0.92	$0.71	$2.73

[1]	The quarters will not sum to the fiscal year amount due to rounding and the effect of weighting.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K including, but not limited to, the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services or planned merger or acquisition activity; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history; and (v) statements regarding products, their characteristics, our geographic footprint, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

The strengthening of the U.S. dollar relative to foreign currencies decreases the value of foreign currency-denominated revenue and earnings when translated into U.S. dollars. Conversely, a weakening of the U.S. dollar increases the value of foreign currency-denominated revenue and earnings. The following table illustrates financial results utilizing currency exchange rates from the prior year to estimate the impact of currency on the following financial items.

Foreign Currency Exchange Rates

(in thousands)	2015	2014	2013
(Decrease) increase from currency translation on:
Orders	$(38,841)	$(1,994)	$(6,460)
Revenue	(38,118)	(85)	(8,091)
Net Income	$(2,193)	$(736)	$(920)

The estimated net effect of currency translation on orders, revenue and net income was unfavorable in fiscal year 2015 in comparison to fiscal year 2014, primarily driven by the unfavorable translation impact associated with the relative strengthening in the value of the U.S. dollar against the Euro, the Japanese Yen and the Chinese Yuan throughout fiscal year 2015 compared to fiscal year 2014.

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in fiscal year 2015 revenue of approximately $21,831.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $2,510 in fiscal year 2015, a net loss of $1,362 in fiscal year 2014 and a net loss of $1,768 in fiscal year 2013. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest Rates

We are also directly exposed to changes in market interest rates on cash, cash equivalents, short-term investments and debt, and are indirectly exposed to the impact of market interest rates on overall business activity.

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

At October 3, 2015, we had cash and cash equivalents of $51,768, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1-89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $598 on an annualized basis.

Our short-term borrowings outstanding at the end of fiscal year 2015 consisted of $21,183 utilization of the revolving credit facility. Borrowings under the credit facility require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical increase or decrease of 1 percentage point in interest rates, assuming all other variables were held constant, would increase or decrease interest expense by approximately $549 on an annualized basis.

At October 3, 2015, a discount rate of 2.3% and an expected rate increase in future compensation levels of 3.0% was used in the calculation of the pension liability related to the non-contributory, defined benefit pension plan of one of our international subsidiaries.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and notes thereto described in Item 15 of this Annual Report on Form 10-K, and appearing on pages F-1 through F-45 of this report, are incorporated by reference herein. See also “Quarterly Financial Data” in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of October 3, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of October 3, 2015.

For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting as of October 3, 2015 was not effective due to the material weaknesses described as follows:

•	Risk Assessment, Information and Communication and Monitoring Activities – Revenue Arrangements

(i)	With respect to risk assessment, our controls were not designed in a manner that would enable us to sufficiently identify and address risks associated with:

(a)   the review of contractual revenue arrangements, the identification of the various deliverables contained within those arrangements and the deferral of revenue associated with the undelivered elements which are separable from the delivered elements contained in the arrangement;

(b)   the timely closure of revenue projects within our enterprise resource planning (ERP) system and the release of residual accrued costs related to those revenue projects; and

(c)   providing reasonable assurance that certain automated ERP system controls were properly configured to recognize revenue and cost of goods sold related to a specific revenue type code.

(ii)	With respect to information and communications, the controls related to communication of the requirements to perform certain control activities over accrued project costs were not effective at the time of a personnel changeover.

(iii)	With respect to monitoring, the controls were not designed in a manner to enable us to effectively determine the adequacy of our internal control over financial reporting with respect to certain revenue controls.

The deficiencies in these COSO components are interrelated and represent a material weakness in the aggregate with respect to the revenue process. This material weakness contributed to the other material weaknesses described below and ultimately to a reasonable possibility that a material misstatement of our interim and annual consolidated financial statements would not be prevented or detected and corrected on a timely basis.

•	Control Activities – Revenue Arrangements With Multiple Deliverables

The design of our controls were inadequate to provide reasonable assurance of the consistent identification of deliverables contained within our revenue arrangements and the revenue deferral associated with undelivered elements determined to be separable from the delivered elements in the arrangement.

•	Control Activities – Accrued Project Costs

The design and operating effectiveness of our controls were inadequate to provide reasonable assurance of the timely closure of revenue projects within our ERP system and the release of residual accrued costs related to those revenue projects.

These material weaknesses resulted in material misstatements in revenue and cost of sales that were corrected prior to the issuance of the Company’s consolidated financial statements. Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of October 3, 2015, and has issued an adverse report which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We are committed to remediating the control deficiencies that gave rise to the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

To remediate the material weaknesses in our internal control over financial reporting described above, we will be performing a complete review of our revenue recognition controls and procedures by members of our management team with the requisite level of accounting knowledge, experience and training and will include a review with an external party to evaluate the sufficiency of those controls and procedures. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under U.S. generally accepted accounting principles on a consistent basis throughout the Company.

We will also develop an internal communications protocol amongst all individuals in the organization responsible for performing control activities with respect to revenue recognition and will enhance our own internal monitoring of the effectiveness of our revenue recognition control activities.

Futher, we intend to implement new procedures in our sales and contracting processes to include identification of specific deliverables contained within multiple element revenue arrangements, and to defer the revenue associated with the undelivered elements determined to be separable from the delivered elements in the arrangement. These measures will include the hiring of new personnel, as well as providing additional training for existing personnel.

(d)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes described above to remediate the material weaknesses will be implemented after the end of the fourth quarter of fiscal year 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MTS Systems Corporation:

We have audited MTS Systems Corporation’s internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MTS Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s risk assessment, information and communication, and monitoring components with respect to the revenue process, control activities over identification of deliverables contained in multiple element revenue arrangements, and control activities over timely closure of revenue projects and release of residual accrued costs have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTS Systems Corporation and subsidiaries as of October 3, 2015 and September 27, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, and the related financial statement Schedule II, for each of the fiscal years in the three-year period ended October 3, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2015 consolidated financial statements, and this report does not affect our report dated December 2, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, MTS Systems Corporation has not maintained effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Minneapolis, Minnesota

December 2, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information with respect to our directors, our Code of Conduct, compliance with Section 16(a) of the Exchange Act and our Audit Committee, including our Audit Committee financial experts, is incorporated by reference to the information set forth under the headings “Election of Directors” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2016.

Executive Officers serve at the discretion of and are elected by our Board of Directors. There are no family relationships amongst any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. The business experience of the executive officers over the last five years, their present position, their age and the year in which such person became an executive officer are presented in the table below.

Officer	Business Experience	Age	Executive Officer Since

Jeffrey A. Graves, President and Chief Executive Officer	President and Chief Executive Officer since May 2012. President and Chief Executive Officer of C&D Technologies, Inc., a global manufacturer of energy storage systems, from July 2005 to May 2012.	54	2012

Jeffrey P. Oldenkamp, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since January 2015. Vice President of Test Finance from January 2014 to January 2015. Americas Operations Chief Financial Officer and Vice President of Finance of Nilfisk-Advance, Inc., a global manufacture of professional cleaning equipment, from January 2012 to January 2014 and Vice President of Finance for the Americas from April 2008 to January 2012.	43	2015
William E. Bachrach, Senior Vice President, Test	Senior Vice President of Test since October 2014. Senior Vice President and General Manager of Sensors from March 2013 to January 2015. Chief Operating Officer of ROAM Data, a global payment solutions provider, from 2010 to March 2013. President of Murata Power Solutions (formerly C&D Technologies Power Systems) from 2005 to 2009.	56	2013

John V. Emholz, Senior Vice President and General Manager, Sensors	Senior Vice President and General Manager of Sensors since January 2015. Vice President of the Electronics Business Unit for Danfoss Power Solutions, a global hydraulic systems and components for mobile machinery business, from May 2007 to December 2014.	52	2015
Catherine S. Powell, Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	Senior Vice President, General Counsel and Chief Compliance Officer since November 2015. Assistant Corporate Secretary from August 2012 to November 2015. Assistant General Counsel from February 2012 to November 2015. Associate General Counsel for Modine Manufacturing Company, a developer and manufacturer of thermal management systems and components, from November 2008 to January 2012.	53	2015

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under headings “Executive Compensation,” “Election of Directors – Non-Employee Director Compensation,” and “Other Information – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information set forth under the heading “Other Information – Security Ownership of Principal Shareholders and Management” and “Other Information – Information Regarding Equity Compensation Plans” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information set forth under the headings “Election of Directors – Other Information Regarding the Board” and “Other Information – Related Party Transactions” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held February 9, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on February 9, 2016.

PART	IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – October 3, 2015 and September 27, 2014

Consolidated Statements of Income for the Fiscal Years Ended October 3, 2015, September 27, 2014 and September 28, 2013

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended October 3, 2015, September 27, 2014 and September 28, 2013

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended October 3, 2015, September 27, 2014 and September 28, 2013

Consolidated Statements of Cash Flows for the Fiscal Years Ended October 3, 2015, September 27, 2014 and September 28, 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

See accompanying Index to Financial Statements on page F-1

All other schedules

(3)	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, incorporated by reference to Exhibit 3.a of the Company’s Form 10-K for the fiscal year ended September 29, 2012.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.b of the Company’s Current Report on Form 8-K filed November 28, 2011.

10.1	Executive Variable Compensation Plan, incorporated by reference to Appendix A of the Company’s Proxy Statement filed on December 30, 2014.*

10.2	2012 Employee Stock Purchase Plan, incorporated by reference to Appendix B of the Company’s Proxy Statement filed on December 28, 2010.*

10.3	Amendments to the Company’s Executive Deferred Compensation Plan (2005), incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 28, 2008.*

10.4	2011 Stock Incentive Plan, conformed copy including all amendments through October 1, 2013, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended December 27, 2014.*

10.5	Form of Notice of Grant and Terms and Conditions of Employee Options under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.*

10.6	Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock Units under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.*

10.7	Form of Notice of Grant and Terms and Conditions of Employee Restricted Stock under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.*

10.8	Form of Notice of Grant and Terms and Conditions of Restricted Stock for Directors under 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed February 9, 2011.*

10.9	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement – Director under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.10	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Agreement – Non-Employee Director under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.11	Uniform Terms and Conditions Applicable to Non-Employee Director Restricted Stock Unit Grants under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.12	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement – Employee under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.13	Uniform Terms and Conditions Applicable to Employee Restricted Stock Unit Grants under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.14	Form of Notice of Grant of Non-Qualified Stock Options and Option Agreement – Employee under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.15	Uniform Terms and Conditions Applicable to Employee Option Grants under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the fiscal quarter ended December 28, 2013.*

10.16	Uniform Terms and Conditions Applicable to Employee Performance Restricted Stock Unit Agreements under the 2011 Stock Incentive Plan (filed herewith).*

10.17	Form of Notice of Grant Performance Restricted Stock Units and Performance Restricted Stock Unit Agreement - Employee under the 2011 Stock Incentive Plan (filed herewith).*

10.18	Letter Agreement, dated as of March 31, 2012, between the Company and Jeffrey A. Graves, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2012.*

10.19	Letter Agreement, dated February 25, 2013, between the Company and William E. Bachrach, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended March 30, 2013.*

10.20	Letter Agreement, dated December 9, 2014, by and between the Company and John Emholz, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 15, 2014.*

10.21	Consulting Agreement, dated January 3, 2015, by and between the Company and Susan Knight, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2015.*

10.22	Form of Indemnification Agreement between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 1, 2006.*

10.23	Executive Severance Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2013.*

10.24	Executive Change in Control Severance Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2013.*

10.25	Credit Agreement, dated as of September 24, 2014, among the Company; U.S. Bank National Association; HSBC Bank USA, National Association; Wells Fargo Bank, National Association; JPMorgan Chase Bank, N.A.; J.P. Morgan Securities LLC; and Wells Fargo Securities LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 25, 2014.**

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS***	XBRL Instance Document (filed herewith).

101.SCH***	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*	Denotes our contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, we have omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. We agree to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

***

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

MTS SYSTEMS CORPORATION

	By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer

	By:	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer

Date: December 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFREY A. GRAVES	President and	December 2, 2015
Jeffrey A. Graves	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ JEFFREY P. OLDENKAMP	Senior Vice President	December 2, 2015
Jeffrey P. Oldenkamp	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ DAVID J. ANDERSON	Non-Executive	December 2, 2015
David J. Anderson	Chair of the Board

/s/ DAVID D. JOHNSON	Director	December 2, 2015
David D. Johnson

/s/ EMILY M. LIGGETT	Director	December 2, 2015
Emily M. Liggett

/s/ RANDY J. MARTINEZ	Director	December 2, 2015
Randy J. Martinez

/s/ BARB J. SAMARDZICH	Director	December 2, 2015
Barb J. Samardzich

/s/ MICHAEL V. SCHROCK	Director	December 2, 2015
Michael V. Schrock

/s/ GAIL P. STEINEL	Director	December 2, 2015
Gail P. Steinel

/s/ CHUN HUNG (KENNETH) YU	Director	December 2, 2015
Chun Hung (Kenneth) Yu

MTS Systems Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MTS Systems Corporation:

We have audited the accompanying consolidated balance sheets of MTS Systems Corporation and subsidiaries as of October 3, 2015 and September 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 3, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Systems Corporation and subsidiaries as of October 3, 2015 and September 27, 2014 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTS Systems Corporation’s internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 2, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

December 2, 2015

Consolidated Balance Sheets
(in thousands, except per share data)

	October 3, 2015	September 27, 2014
Assets
Current assets
Cash and cash equivalents	$51,768	$60,397
Accounts receivable, net of allowance for doubtful accounts of $3,411 and $2,609, respectively	89,829	104,399
Unbilled accounts receivable	77,519	75,762
Inventories	86,303	83,557
Prepaid expenses and other current assets	8,104	13,937
Deferred income taxes	14,190	12,930
Total current assets	327,713	350,982
Property and equipment, net	80,454	81,575
Goodwill	27,677	26,123
Other intangible assets, net	19,706	21,178
Other assets	2,010	3,694
Deferred income taxes	3,271	3,856
Total assets	$460,831	$487,408

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$21,183	$60,000
Accounts payable	32,994	27,189
Accrued payroll and related costs	27,938	30,009
Advance payments from customers	65,734	52,335
Accrued warranty costs	4,695	4,286
Accrued income taxes	3,273	6,041
Deferred income taxes	990	1,641
Accrued dividends	—	4,476
Other accrued liabilities	19,845	17,004
Total current liabilities	176,652	202,981
Deferred income taxes	8,154	6,045
Non-current accrued income taxes	5,649	5,990
Defined benefit pension plan obligation	7,784	7,654
Other long-term liabilities	4,450	6,611
Total liabilities	202,689	229,281

Shareholders’ Equity
Common stock, $0.25 par value; 64,000 shares authorized: 14,932 and 15,180 shares issued and outstanding as of October 3, 2015 and September 27, 2014, respectively	3,733	3,795
Additional paid-in capital	4,275	6,112
Retained earnings	255,711	242,396
Accumulated other comprehensive income	(5,577)	5,824
Total shareholders’ equity	258,142	258,127
Total liabilities and shareholders’ equity	$460,831	$487,408

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share data)

For the Fiscal Year Ended	October 3, 2015	September 27, 2014	September 28, 2013
Revenue
Product	$484,835	$487,011	$497,620
Service	79,099	77,317	71,819
Total Revenue	563,934	564,328	569,439
Cost of Sales
Product	296,962	296,449	296,256
Service	47,359	44,236	41,244
Total Cost of Sales	344,321	340,685	337,500
Gross Profit	219,613	223,643	231,939
Operating Expenses
Selling and marketing	82,974	88,136	81,009
General and administrative	51,438	51,407	48,163
Research and development	23,705	23,844	22,812
Total Operating Expenses	158,117	163,387	151,984
Income From Operations	61,496	60,256	79,955
Interest income (expense), net	(795)	(692)	(334)
Other income (expense), net	(1,529)	(1,121)	(367)
Income Before Income Taxes	59,172	58,443	79,254
Provision for income taxes	13,710	16,434	21,448
Net Income	$45,462	$42,009	$57,806
Earnings Per Share
Basic	$3.03	$2.76	$3.69
Diluted	$3.00	$2.73	$3.64

Dividends declared per share	$1.20	$1.20	$1.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

For the Fiscal Year Ended	October 3, 2015	September 27, 2014	September 28, 2013
Net income	$45,462	$42,009	$57,806
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,215)	(5,099)	585
Derivative instruments:
Unrealized net gain (loss)	2,226	1,112	1,349
Net (gain) loss reclassified to earnings	(2,738)	(691)	(464)
Defined benefit pension plan:
Unrealized net gain (loss)	(874)	(2,553)	(128)
Net loss reclassified to earnings	350	324	363
Currency exchange rate change	850	394	(269)
Other comprehensive income (loss)	(11,401)	(6,513)	1,436
Comprehensive income	$34,061	$35,496	$59,242

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Income	Equity
Balance, September 29, 2012	15,640	$3,910	$652	$211,256	$10,901	$226,719
Total comprehensive income	-	-	-	57,806	1,436	59,242
Exercise of stock options	243	61	7,833	-	-	7,894
Stock-based compensation	40	10	3,653	-	-	3,663
Tax benefit from equity compensation	-	-	1,835	-	-	1,835
Issuance for employee stock purchase plan	20	5	746	-	-	751
Common stock purchased and retired	(535)	(134)	(14,719)	(9,914)	-	(24,767)
Dividends, $1.20 per share	-	-	-	(18,800)	-	(18,800)
Balance, September 28, 2013	15,408	$3,852	$-	$240,348	$12,337	$256,537
Total comprehensive income	-	-	-	42,009	(6,513)	35,496
Exercise of stock options	182	46	6,680	-	-	6,726
Stock-based compensation	31	7	6,045	-	-	6,052
Tax benefit from equity compensation	-	-	1,727	-	-	1,727
Issuance for employee stock purchase plan	16	4	860	-	-	864
Common stock purchased and retired	(457)	(114)	(9,200)	(21,699)	-	(31,013)
Dividends, $1.20 per share	-	-	-	(18,262)	-	(18,262)
Balance, September 27, 2014	15,180	$3,795	$6,112	$242,396	$5,824	$258,127
Total comprehensive income	-	-	-	45,462	(11,401)	34,061
Exercise of stock options	92	23	3,904	-	-	3,927
Stock-based compensation	57	14	7,443	-	-	7,457
Tax benefit from equity compensation	-	-	734	-	-	734
Issuance for employee stock purchase plan	16	4	916	-	-	920
Common stock purchased and retired	(413)	(103)	(14,834)	(14,178)	-	(29,115)
Dividends, $1.20 per share	-	-	-	(17,969)	-	(17,969)
Balance, October 3, 2015	14,932	$3,733	$4,275	$255,711	$(5,577)	$258,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

For the Fiscal Year Ended	October 3, 2015	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net income	$45,462	$42,009	$57,806
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	7,351	5,761	3,736
Excess tax benefits from stock-based compensation	(771)	(1,723)	(1,807)
Fair value adjustment to acquired inventory
and deferred revenue	-	564	-
Net periodic pension benefit cost	986	1,098	1,288
Depreciation and amortization	21,106	19,279	16,589
Deferred income taxes	459	(5,912)	(1,010)
Bad debt provision (recovery), net	1,210	810	(160)
Changes in operating assets and liabilities:
Accounts and unbilled contracts receivable	3,308	(6,245)	(43,179)
Inventories	(4,105)	(4,623)	(9,616)
Prepaid expenses	(1,648)	805	(1,587)
Accounts payable	6,772	(2,777)	(3,973)
Accrued payroll and related costs	(835)	67	1,366
Advance payments from customers	13,065	6,171	(21,082)
Accrued warranty costs	445	(406)	632
Contributions to pension benefit plan	(605)	(638)	(4,575)
Other assets and liabilities	8,236	10,429	3,513
Net Cash Provided by (Used in) Operating Activities	100,436	64,669	(2,059)
Cash Flows from Investing Activities:
Purchases of property and equipment	(18,445)	(20,038)	(29,690)
Purchases of business, net of acquired cash	(667)	(14,192)	-
Net Cash Used in Investing Activities	(19,112)	(34,230)	(29,690)
Cash Flows from Financing Activities:
Receipts under short-term borrowings	11,183	30,000	35,000
Payments under short-term borrowings	(50,026)	(5,898)	(292)
Excess tax benefits from stock-based compensation	771	1,723	1,807
Cash dividends	(22,445)	(18,330)	(19,113)
Proceeds from exercise of stock options and employee
stock purchase plan	4,847	7,590	8,645
Payments to purchase and retire common stock	(29,115)	(31,013)	(24,767)
Net Cash (Used in) Provided by Financing Activities	(84,785)	(15,928)	1,280
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(5,168)	(2,447)	(1,050)
Cash and Cash Equivalents:
Increase (decrease) during the year	(8,629)	12,064	(31,519)
Balance, beginning of year	60,397	48,333	79,852
Balance, end of year	$51,768	$60,397	$48,333
Supplemental Disclosures of Cash Flows:
Cash paid during the year for:
Interest	$816	$594	$146
Income taxes	$10,199	$15,628	$22,565
Non-cash financing activities:
Accrued contingent consideration	$-	$650	$-
Dividends declared not yet paid	$-	$4,476	$4,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, unless otherwise noted)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. Our testing hardware and software solutions help customers accelerate and improve design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products and structures. Our high-performance position sensors provide controls for a variety of industrial and vehicular applications.

Fiscal Year

We have a 5-4-4 week accounting cycle with the fiscal year ending on the Saturday closest to September 30. Fiscal years 2015, 2014 and 2013 ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Fiscal year 2015 included 53 weeks, while fiscal years 2014 and 2013 both included 52 weeks.

Consolidation

The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries. Significant intercompany account balances and transactions have been eliminated.

Revenue Recognition

We recognize revenue on a sales arrangement when it is realized or realizable and earned, which occurs when all of the following criteria have been met: (1) Persuasive evidence of an arrangement exists; (2) Delivery and title transfer has occurred or services have been rendered; (3) The sales price is fixed and determinable; (4) Collectability is reasonably assured; and (5) All significant obligations to the customer have been fulfilled.

Orders that are manufactured and delivered in less than six months with routine installations and no special acceptance protocols may contain multiple elements for revenue recognition purposes. We consider each deliverable that provides value to the customer on a standalone basis a separable element. Separable elements in these arrangements may include the design and manufacture of hardware and essential software, installation services, training and/or post contract maintenance and support. We initially allocate consideration to each separable element using the relative selling price method. Selling prices are determined based on either vendor-specific objective evidence (VSOE) (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, our best estimate of the selling price. Factors considered in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred to provide the deliverable, as well as our historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training are not considered separable. Accordingly, revenue for the entire arrangement is recognized upon the completion of installation, training and fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

Certain contractual arrangements require longer production periods, generally longer than six months (long-term contracts), and may contain non-routine installations and special acceptance protocols. These arrangements often include hardware and essential software, installation services, training and support. Long-term contractual arrangements involving essential software typically include significant production, modification and customization. For long-term arrangements with essential software and all other long-term arrangements with complex installations and/or unusual acceptance protocols, revenue is recognized using the percentage-of-completion method, based on the cost incurred to-date relative to estimated total cost of the contract. Elements of an arrangement that do not separately fall within the scope of the percentage-of-completion method (e.g. training and post contract software maintenance and support) are recognized as the service is provided in amounts determined based on VSOE, or in the absence of VSOE, our best estimate of the selling price.

Under the terms of our long-term contracts, revenue recognized using the percentage-of-completion method may not, in certain circumstances, be invoiced until completion of contractual milestones, upon shipment of the equipment or upon installation and acceptance by the customer. Unbilled amounts for these contracts appear in the Consolidated Balance Sheets as unbilled accounts receivable.

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. Revenue from post contract software maintenance and support services is recognized ratably over the defined contractual period of the maintenance agreement.

Our sales arrangements typically do not include specific performance-, cancellation-, termination-, or refund-type provisions. In the event a customer cancels a contractual arrangement, we would typically be entitled to receive reimbursement from the customer for actual costs incurred under the arrangement plus a reasonable margin.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Shipping and Handling

Freight revenue billed to customers is reported within revenue on the Consolidated Statements of Income. Expenses incurred for shipping products to customers are reported within cost of sales on the Consolidated Statements of Income.

Research and Development

Research and development (R&D) costs associated with new products are charged to operations as incurred. We have also allocated certain resources to capitalized software development activities. Total internal software development costs capitalized during fiscal years 2015 and 2014 were $1,966 and $494, respectively.

Foreign Currency

The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting translation adjustments recorded as a separate component of shareholders’ equity. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. We recorded net foreign currency transaction losses of $2,510, $1,412 and $1,718 during fiscal years 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents represent cash, demand deposits and highly liquid investments with original maturities of three months or less. Cash equivalents are recorded at cost, which approximates fair value. Cash equivalents, both inside and outside the United States, are invested in bank deposits and/or money market funds and are held in local currency denominations.

Accounts Receivable and Long-Term Contracts

We grant credit to customers, but it generally does not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the United States are supported by letters of credit from financial institutions. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce receivables to the amount that is reasonably believed to be collectible and consider factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer’s financial condition, if we become aware of additional information related to the credit worthiness of a customer or if future actual default rates on trade receivables differ from those currently anticipated, we may have to adjust the allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

We enter into long-term contracts for customized equipment sold to our customers. Under the terms of such contracts, revenue recognized using the percentage-of-completion method may be invoiced upon completion of contractual milestones, shipment to the customer or installation and customer acceptance. Unbilled amounts relating to these contracts are reflected as unbilled accounts receivable in the accompanying Consolidated Balance Sheets. Amounts unbilled at October 3, 2015 are expected to be invoiced during fiscal year 2016.

Inventories

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories at October 3, 2015 and September 27, 2014 were as follows:

(in thousands)	2015	2014
Customer projects in various stages of completion	$24,571	$22,559
Components, assemblies and parts	61,732	60,998
Total	$86,303	$83,557

Software Development Costs

We capitalize certain software development costs related to software to be sold, leased or otherwise marketed. Capitalized software development costs include purchased materials and services, salary and benefits of our development and technical support staff and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing and we have established that the necessary skills, hardware and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Our capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. We capitalized $2,834 and $853 of software development costs during fiscal years 2015 and 2014, respectively. No software development costs were capitalized during the fiscal year 2013. Amortization expense for software development costs was $2,403, $2,759 and $2,759 for fiscal years 2015, 2014 and 2013, respectively. See Note 3 for additional information on capitalized software development costs.

Impairment of Long-lived Assets

We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against income from operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Property and Equipment

Property and equipment, including additions, replacements and improvements, are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded over the following estimated useful lives of the asset:

Asset Type	Useful Life
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 10 years

Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. See Note 3 for additional information on property and equipment.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the identifiable net assets of businesses acquired and allocated to our reporting units at the time of acquisition. Goodwill is tested for impairment annually and when an event occurs or circumstances change that indicate the carrying value of the reporting unit may not be recoverable.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a two-step process. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. For fiscal year 2015, we identified two reporting units, Test and Sensors. During the fourth quarter of fiscal year 2015, we determined the former Roehrig Engineering, Inc. (REI) reporting unit should be aggregated with the Test reporting unit as it had become fully integrated within the Test reporting unit. Prior to aggregation, we tested the REI reporting unit for impairment concluding that the $11,183 of goodwill assigned to REI was not impaired.

Prior to completing the two-step process described below, we have the option to perform a qualitative assessment of goodwill for impairment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude the fair value is more likely than not less than the carrying value, we would perform the two-step process. Otherwise, no further testing would be needed.

If the two-step process is required, the first step of the impairment test is to compare the calculated fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of a reporting unit using a discounted cash flow model that requires input of certain estimates and assumptions requiring judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs and new product introductions. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step 2 would need to be performed to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized in the period identified. The loss recognized cannot exceed the carrying amount of goodwill.

In fiscal year 2015, we performed a qualitative assessment of goodwill for our two reporting units as described above. Based on the assessment, we determine it was not necessary to perform the two-step goodwill impairment test for any of our reporting units. At October 3, 2015, our Test and Sensors reporting units had goodwill balances of $26,243 and $1,434, respectively.

In fiscal year 2014, we performed the two-step goodwill impairment test of over Test and Sensors reporting units. Both reporting units had estimated fair values in excess of their respective carrying values. REI was acquired the end of our fiscal year 2014 third quarter; therefore, an annual impairment analysis of the REI reporting unit was not performed.

While we believe the estimates and assumptions used in determining the fair value of our reporting units are reasonable, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could materially impact the fair value of a reporting unit which could result in the recognition of a goodwill impairment charge.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses.

At both October 3, 2015 and September 27, 2014, we determined there was no impairment of our goodwill or intangible assets. See Note 3 for additional information on goodwill and intangible assets.

Other Assets

Other assets at October 3, 2015 and September 27, 2014 primarily consisted of security deposits paid on leased property and cash redemption values on group insurance policies.

Warranty Obligations

Sales of our products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations typically extend for a period of twelve to twenty-four months from the date of either shipment or acceptance based on the contract terms. Product obligations typically extend for a period of twelve to twenty-four months from the date of purchase. Under the terms of these warranties, we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We reserve the right to reject warranty claims where it is determined that failure is due to normal wear, customer modifications, improper maintenance or misuse. We record general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects our historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. In addition, warranty provisions are also recognized for certain unanticipated product claims that are individually significant.

Warranty provisions and claims for fiscal years 2015 and 2014 were as follows:

(in thousands)	2015	2014
Beginning balance	$4,286	$4,694
Warranty claims	(6,253)	(6,973)
Warranty provisions	6,124	6,352
Adjustments to preexisting warranties	575	220
Currency Translation	(37)	(7)
Ending balance	$4,695	$4,286

Derivative Financial Instruments

Our results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on our floating rate indebtedness. In an effort to manage exposure to these risks, we periodically enter into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Since the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, we have the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral with obligations to return cash collateral. We do not offset fair value amounts recognized on these derivative instruments. At both October 3, 2015 and September 27, 2014, we did not have any foreign exchange contracts with credit-risk related contingent features. See Note 5 for additional information on derivatives and hedging activities.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See Note 8 for additional information on income taxes.

Earnings Per Common Share

Basic earnings per share is computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable period. Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 179, 276 and 24 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for fiscal years 2015, 2014 and 2013, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

(in thousands, except per share data)	2015	2014	2013
Net income	$45,462	$42,009	$57,806

Weighted average common shares outstanding	14,984	15,218	15,664
Dilutive potential common shares	158	179	197
Weighted average dilutive common shares outstanding	15,142	15,397	15,861

Earnings per share:
Basic	$3.03	$2.76	$3.69
Diluted	$3.00	$2.73	$3.64

Stock Purchases

During fiscal year 2013, we received approximately 128 shares of our common stock from the bank pursuant to the settlement of the accelerated share purchase program. The amount of shares received at settlement was determined based on the volume weighted average price of our stock during the purchase period. Upon settlement of the contract, we accounted for the 128 shares received as a share retirement, resulting in a less than $32 reduction and corresponding increase in common stock and paid-in capital, respectively.

Stock-Based Compensation

We measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. We recognize the cost over the period during which an employee is required to provide services in exchange for the award.

For purposes of determining estimated fair value of stock-based payment awards, we utilize the Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because our employee stock option awards have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock-based payment awards. If factors change and we employ different assumptions in future periods, the compensation expense recorded may differ significantly from the stock-based compensation expense recorded in the current period. See Note 2 for additional information on stock-based compensation.

Loss Contingencies

We establish an accrual for loss contingencies when it is both probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. When loss contingencies are not probable and cannot be reasonably estimated, we do not establish an accrual. However, when there is at least a reasonable possibility that a loss has been incurred, but it is not probable or reasonably estimated, we disclose the nature of the loss contingency and an estimate of the possible loss or range of loss, as applicable. Any adjustment made to a loss contingency accrual during an accounting period affects the earnings of the period.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenue and expense during the reporting period. Additionally, we frequently undertake significant technological innovation on certain of our long-term contracts, involving performance risk that may result in delayed delivery of product and/or revenue and gross profit variation due to changes in the ultimate costs of these contracts versus estimates. On an ongoing basis, we evaluate our estimates including those related to receivables, inventory, property and equipment, intangible assets, warranties, accrued expenses, share-based compensation, income taxes and capitalized software, among others. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This update defers the mandatory effective date of its revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. Early application is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The update allows for a plan with a fiscal year end that does not coincide with the end of the calendar month to measure its investments and investment-related accounts using the month end closest to its fiscal year end. In previous guidance, the measurement date was required to coincide with the fiscal year end. The standard is required to be adopted for periods beginning after December 15, 2015, which is our fiscal year 2017. The measurement date practical expedient is to be applied prospectively. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to this update, an acquirer is required to adjust provisional amounts and the related impact on earnings by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date with earlier adoption permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

NOTE 2     STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2011 Stock Incentive Plan (2011 Plan) approved by our shareholders in 2011 and administered under the supervision of our Board of Directors. During fiscal year 2013, our shareholders approved a 1,300 increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 2,300. During fiscal years 2015, 2014 and 2013, we awarded stock options and restricted stock units under the 2011 Plan. During fiscal year 2014 and 2013, we awarded restricted stock under the 2011 Plan. At October 3, 2015, a total of 972 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In fiscal year 2011, our shareholders approved a 2012 Employee Stock Purchase Plan (2012 ESPP) that was effective on January 1, 2012. During fiscal years 2015, 2014 and 2013, we issued shares of our common stock to participants under the 2012 ESPP. At October 3, 2015, a total of 688 shares were available for issuance under the 2012 ESPP. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense for fiscal years 2015, 2014, and 2013 was as follows:

(in thousands)	2015	2014	2013

Stock-based compensation expense by type of award:
Employee stock options	$2,683	$2,769	$1,811
Employee stock purchase plan (ESPP)	239	212	199
Restricted stock and restricted stock units	4,536	3,073	1,653
Amounts capitalized as inventory	(1,985)	(1,608)	(806)
Amounts recognized in income for amounts previously capitalized as inventory	1,878	1,315	879

Total stock-based compensation included in income from operations	7,351	5,761	3,736
Income tax benefit on stock-based compensation	(2,564)	(1,999)	(1,277)
Net compensation expense included in net income	$4,787	$3,762	$2,459

At October 3, 2015, there was $2,025 of total unrecognized stock option expense related to non-vested awards, which is expected to be recognized over a weighted average period of approximately 0.9 years. At October 3, 2015, there was $3,093 and $21 of total unrecognized restricted stock expense related to non-vested awards of restricted stock units and restricted stock, respectively, each of which is expected to be recognized over a weighted average period of approximately 0.9 years.

The stock options were granted at an exercise price equal to the closing market price of our stock on the date of grant. The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share fair value of stock options granted during fiscal years 2015, 2014 and 2013 was $12.16, $14.32 and $10.25, respectively. The weighted average assumptions used to determine fair value of stock options granted during those fiscal years were as follows:

	2015	2014	2013
Expected life (in years)	3.5	4.1	3.1
Risk-free interest rate	1.1%	1.1%	0.4%
Expected volatility	27.4%	31.3%	33.8%
Dividend yield	1.8%	1.8%	2.3%

The expected life represents the period that the stock option awards are expected to be outstanding and was determined based on historical and anticipated future exercise and expiration patterns. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant. We estimate stock price volatility based on a historical weekly price observation. The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date.

Awards of both restricted stock and restricted stock units are valued based on the market value of our shares at the date of grant. The value is allocated to expense evenly over the restricted period. Awards of performance restricted stock units are valued based on the market value of our shares at the date of grant with the value recognized as expense once the performance criteria has been met. Employee stock purchase plan share awards are valued based on the value of the discount feature plus the fair value of the optional features, which is determined as of the date of grant using the Black-Scholes valuation model. The value of these share awards is allocated to expense evenly over each purchase period.

Stock Options

Stock options are granted at exercise prices equal to the closing market price of our stock on the date of grant. Generally, stock options vest proportionally on the first three anniversaries of the grant date and expire five or seven years from the grant date.

Stock option activity for fiscal years 2015, 2014 and 2013 was as follows:

	2015		2014		2013
(in thousands, except per share data)	Shares	WAEP[1]	Shares	WAEP[1]	Shares	WAEP[1]
Options outstanding at beginning of year	634	$53.72	518	$39.52	754	$36.84
Granted	172	$67.28	355	$65.34	24	$52.81
Exercised	(92)	$42.88	(182)	$37.01	(243)	$32.51
Forfeited or expired	(27)	$63.39	(57)	$51.45	(17)	$39.21
Options outstanding at end of year	687	$58.17	634	$53.72	518	$39.52
Options eligible for exercise at year-end	304	$48.56	194	$40.36	226	$36.45

[1]	Weighted Average Exercise Price

Prior to the fiscal year ended September 28, 2013, our historical practice was to grant an annual Company-wide award of stock options to officers and employees in July. The timing of the Company-wide award was changed from July to December beginning in December 2013 and for each subsequent fiscal year thereafter so that the grants would align with a review of individual and Company performance. As a consequence of this timing shift, the only stock option awards granted during fiscal year 2013 were related to inducement grants for a new officer as well as other new employees. During fiscal year 2014, the annual grant was adjusted to make grantees whole as a result the delay in the annual 2013 grant.

Options outstanding at October 3, 2015 had a weighted average remaining contractual term of 4.3 years and an aggregate intrinsic value of $3,494. Options eligible for exercise at October 3, 2015 had a weighted average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $3,459.

The total intrinsic value of stock options exercised during the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013 was $2,484, $5,838 and $6,237, respectively.

Restricted Stock

We award directors restricted stock units. Directors vest in the restricted stock units over one year and are entitled to cash dividend equivalents on unvested shares, but do not receive voting rights on the unvested shares. The sale and transfer of these units is restricted during the vesting period. Additionally, in fiscal year 2013, we awarded restricted stock to our directors with a vesting period of three years. For restricted stock awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period.

We award key employees restricted stock units and performance restricted stock units. Restricted stock units vest proportionally on the first three anniversaries of the grant date, and performance restricted stock units vest based on attainment of return on invested capital performance targets at the end of one, two and three year performance periods. Participants awarded restricted stock units and performance restricted stock units are not entitled to cash dividends or voting rights on unvested units.

Restricted stock activity for fiscal years 2015, 2014 and 2013 was as follows:

	2015		2014		2013
(in thousands, except per share data)	Shares	WAGDFV[2]	Shares	WAGDFV[2]	Shares	WAGDFV[2]
Unvested shares at beginning of year	9	$54.16	24	$51.68	27	$41.52
Granted	-	$-	-	$-	12	$56.44
Vested	(6)	$53.03	(14)	$49.71	(15)	$37.20
Forfeited	-	$-	(1)	$53.99	-	$-
Unvested shares at end of year	3	$57.01	9	$54.16	24	$51.68

2  Weighted Average Grant Date Fair Value

Restricted stock unit activity for fiscal years 2015, 2014 and 2013 was as follows:

	2015		2014		2013
(in thousands, except per share data)	Shares	WAGDFV[3]	Shares	WAGDFV[3]	Shares	WAGDFV[3]
Outstanding at beginning of year	98	$60.51	38	$40.91	62	$38.90
Granted	74	$65.93	88	$63.86	3	$55.38
Vested	(47)	$57.68	(17)	$41.01	(26)	$37.61
Forfeited	(6)	$67.96	(11)	$50.10	(1)	$40.79
Outstanding at end of year	119	$64.77	98	$60.51	38	$40.91

 3  Weighted Average Grant Date Fair Value

Prior to the fiscal year ended September 28, 2013, our historical practice was to grant an annual Company-wide award of restricted stock units to officers and employees in July. The timing of the Company-wide award was changed from July to December so that the grants would align with a review of individual and Company performance. As a consequence of this timing shift, the only restricted stock units granted during the fiscal year 2013 were related to inducement grants for a new officer as well as other new employees.

Employee Stock Purchase Plan

Our U.S. employees are eligible to participate in our Employee Stock Purchase Plan (ESPP). Employee purchases of our stock are funded by payroll deductions over calendar six-month periods. The purchase price is 85% of the lower of the market price at either the beginning or end of the six-month period. The shares are required to be held by the employee for at least eighteen months subsequent to the purchase. Two purchase periods closed in fiscal year 2015 with the combined issuance of 16 shares at a weighted average price of $58.96. In fiscal years 2014 and 2013, purchases were 16 shares and 20 shares, respectively, with weighted average share prices of $53.01 and $37.68, respectively.

NOTE 3     CAPITAL ASSETS

Property and Equipment

Property and equipment at October 3, 2015 and September 27, 2014 consist of the following:

(in thousands)	2015	2014
Land and improvements	$1,705	$1,710
Buildings and improvements	53,097	54,271
Machinery and equipment	162,472	150,917
Total	217,274	206,898

Less accumulated depreciation	(136,820)	(125,323)
Property and equipment, net	$80,454	$81,575

Goodwill

Changes to the carrying amount of goodwill are as follows:

(in thousands)	Test	Sensors	Total
Balance, September 28, 2013	$15,028	$1,596	$16,624
Acquisitions[1]	9,563	-	9,563
Currency translation gain (loss)	(7)	(57)	(64)
Balance, September 27, 2014	$24,584	$1,539	$26,123
Acquisitions[1]	533	-	533
Adjustment related to finalization of purchase accounting[1]	1,619	-	1,619
Currency translation gain (loss)	(493)	(105)	(598)
Balance, October 3, 2015	$26,243	$1,434	$27,677

[1]	Refer to Note 11 for information related to our acquisitions.

During the fourth quarter of fiscal years 2015 and 2014, we completed our annual goodwill impairment test with no impairments to the reporting unit carrying values identified.

Other Intangible Assets

Other intangible assets consist of the following:

	October 3, 2015
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
(in thousands)	Amount	Amortization	Value	(in Years)
Software development costs	$19,546	$(14,046)	$5,500	6.2
Patents	11,838	(5,141)	6,697	14.5
Trademarks and trade names	6,163	(1,659)	4,504	29.4
Customer lists	2,561	(610)	1,951	8.1
Land-use rights	1,227	(173)	1,054	47.8
Total	$41,335	$(21,629)	$19,706	13.4

	September 27, 2014
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
(in thousands)	Amount	Amortization	Value	(in Years)
Software development costs	$16,713	$(11,644)	$5,069	5.7
Patents	12,204	(4,453)	7,751	14.4
Trademarks and trade names	6,349	(1,458)	4,891	29.3
Customer lists	2,485	(134)	2,351	8.1
Land-use rights	1,269	(153)	1,116	47.8
Total	$39,020	$(17,842)	$21,178	13.4

Amortization expense recognized during fiscal years 2015, 2014 and 2013 was $4,058, $3,918 and $3,719, respectively. The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense (in thousands)
2016	$2,302
2017	$2,302
2018	$1,219
2019	$1,177
2020	$1,146

Future amortization amounts presented above are estimates. Actual future amortization expense may be different, due to future acquisitions, impairments, changes in amortization periods, or other factors.

NOTE 4     BUSINESS SEGMENT INFORMATION

Our Chief Executive Officer (the Chief Operating Decision Maker) regularly reviews financial information for our two operating segments, Test and Sensors. Test provides testing equipment, systems and services to the ground vehicles, materials and structures markets. Sensors provides high-performance position sensors for a variety of industrial and mobile hydraulic applications.

In evaluating each segment’s performance, our Chief Executive Officer focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting and general and administrative costs are allocated to the reportable segments on the basis of revenue.

Financial information by reportable segment for fiscal years 2015, 2014 and 2013 were as follows:

(in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
Revenue
Test	$462,880	$458,153	$474,119
Sensors	101,054	106,175	95,320
Total revenue	$563,934	$564,328	$569,439

Income from Operations
Test	$42,285	$39,847	$60,984
Sensors	19,211	20,409	18,971
Total income from operations	$61,496	$60,256	$79,955

Identifiable Assets
Test	$369,515	$392,825	$360,037
Sensors	91,316	94,583	91,240
Total identifiable assets	$460,831	$487,408	$451,277

Other Segment Data
Test:
Goodwill	$26,243	$24,584	$15,028
Capital expenditures	14,652	16,553	26,775
Depreciation and amortization	$18,342	$16,560	$14,325

Sensors:
Goodwill	$1,434	$1,539	$1,596
Capital expenditures	3,793	3,485	2,915
Depreciation and amortization	$2,764	$2,719	$2,264

Geographic information was as follows:

(in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
Revenue
United States	$151,288	$144,239	$137,750
Europe	149,308	179,043	178,610
China	131,727	117,952	127,368
Asia, excluding China	107,887	90,242	96,653
Other	23,724	32,852	29,058
Total revenue	$563,934	$564,328	$569,439

Property and Equipment, Net
United States	$59,312	$58,911	55,509
Europe	13,071	13,573	13,838
China	6,260	7,034	7,661
Asia, excluding China	1,811	2,057	1,391
Total property and equipment, net	$80,454	$81,575	$78,399

Revenue by geographic area is presented based on customer location. No countries other than the United States and China had revenue in excess of 10% of the total revenue during any of the periods presented. No single customer accounted for 10% or more of consolidated revenue for any of the periods presented. Revenue is not reported for each of our products and services because it is impracticable to do so.

NOTE 5     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our currency exchange and interest rate swaps are designated as cash flow hedges and qualify as hedging instruments. We also have derivatives which are not designated as cash flow hedges and, therefore, are accounted for and reported under foreign currency guidance. Regardless of designation for accounting purposes, we believe all of our derivative instruments are hedges of transactional risk exposures. The fair value of our outstanding designated and undesignated derivative assets and liabilities are reported in the Consolidated Balance Sheets as follows:

	October 3, 2015
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$841	$353

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	-	286
Total hedge and other derivatives	$841	$639

	September 27, 2014
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$1,750	$178

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	641	-
Total hedge and other derivatives	$2,391	$178

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements that are recorded in the October 3, 2015 and September 27, 2014 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheet is as follows:

(in thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount[1]

October 3, 2015
Assets	$841	$-	$841	$-	$-	$841
Liabilities	353	-	353	-	-	353

September 27, 2014
Assets	$1,750	$-	$1,750	$-	$-	$1,750
Liabilities	178	-	178	-	-	178

[1]	Net fair value of foreign exchange cash flow hedge assets / liabilities that could have been reported in the Consolidated Balance Sheet.

Cash Flow Hedging – Currency Risks

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of accumulated other comprehensive income (AOCI) within shareholders’ equity on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. We periodically assess whether our currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, we discontinue hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in revenue on the Consolidated Statements of Income as that is the same line item in which the underlying hedged transaction is reported.

At October 3, 2015 and September 27, 2014, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $48,529 and $46,763, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $41,696 and $39,608 at October 3, 2015 and September 27, 2014, respectively. At October 3, 2015, the net market value of the foreign currency exchange contracts was a net asset of $488, consisting of $841 in assets and $353 in liabilities. At September 27, 2014, the net market value of the foreign currency exchange contracts was a net asset of $1,572, consisting of $1,750 in assets and $178 in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the fiscal years ended October 3, 2015 and September 27, 2014, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (OCI), are as follows:

(in thousands)	2015	2014

Beginning unrealized net gain (loss) in AOCI	$1,415	$754
Net (gain) loss reclassified into revenue (effective portion)	(4,299)	(1,088)
Net gain (loss) recognized in OCI (effective portion)	3,492	1,749
Ending unrealized net gain (loss) in AOCI	$608	$1,415

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $1 in each of the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013. At October 3, 2015, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $700. The maximum remaining maturity of any forward or optional contract at October 3, 2015 was 1.7 years.

Foreign Currency Balance Sheet Derivatives

We also use foreign currency derivative contracts to maintain the functional currency value of monetary assets and liabilities denominated in non-functional foreign currencies. The gains and losses related to the changes in the market value of these derivative contracts are included in other (expense) income, net on the Consolidated Statements of Income.

At October 3, 2015 and September 27, 2014, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $66,701 and $58,271, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at October 3, 2015 and September 27, 2014 was $17,122 and $12,225, respectively. At October 3, 2015 and September 27, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $286 and a net asset of $641, respectively.

The net losses recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for fiscal years 2015, 2014 and 2013 are as follows:

(in thousands)	2015	2014	2013

Net gain (loss) recognized in other (expense) income, net	$582	$1,267	$(258)

NOTE 6     FAIR VALUE MEASUREMENTS

In determining the fair value of financial assets and liabilities, we currently utilize market data or other assumptions that we believe market participants would use in pricing the asset or liability in the principal or most advantageous market and adjust for non-performance and/or other risk associated with the Company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1: Unadjusted quoted prices which are available in active markets for identical assets or liabilities accessible to us at the measurement date.

•	Level 2: Inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	October 3, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$-	$841	$-	$841
Total assets	$-	$841	$-	$841

Liabilities
Currency contracts[1]	$-	$639	$-	$639
Total liabilities	$-	$639	$-	$639

	September 27, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$-	$2,391	$-	$2,391
Total assets	$-	$2,391	$-	$2,391

Liabilities
Currency contracts[1]	$-	$178	$-	$178
Total liabilities	$-	$178	$-	$178

[1]	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments. See Note 5 for additional information on derivative financial instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain financial instruments at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets and other long-lived assets acquired either as part of a business acquisition, individually or with a group of other assets, as well as property and equipment. These assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase. Periodically, these assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements and new product introductions. Fair value measurements of the reporting units associated with our goodwill balances are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with our intangible assets, other long-lived assets and property and equipment are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. See Note 1 and Note 3 for additional information on goodwill, intangible assets, other long-lived assets, property and equipment and impairment testing. See Note 11 for additional information on our acquisitions.

Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

NOTE 7     FINANCING

Short-term borrowings at October 3, 2015 and September 27, 2014 consist of the following:

(in thousands)	2015	2014
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, in effect at October 3, 2015, maturing November 2015, with optional month-to-month term renewal and loan repricing until September 2019	$10,000	$60,000
Bank line of credit, monthly Euro LIBOR plus 100 basis points, in effect at October 3, 2015, maturing November 2015, with optional month-to-month term renewal and loan repricing until September 2019	11,183	-
Total short-term borrowings	$21,183	$60,000

On September 27, 2014, we entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. as administrative agent and other financial institutions that may become parties to the Credit Agreement from time-to-time. The Credit Agreement provides for a five-year, $200,000 senior unsecured revolving credit facility (Credit Facility) maturing September 24, 2019. We may use the Credit Facility for working capital financing, permitted acquisitions, share purchases or other lawful corporate purposes. At October 3, 2015 and September 27, 2014, outstanding borrowings under the Credit Facility were $21,183 and $60,000, respectively. At October 3, 2015, we had outstanding letters of credit drawn from the Credit Facility totaling $12,008, leaving approximately $166,809 of unused borrowing capacity. At September 27, 2014, we had outstanding letters of credit drawn from the Credit Facility totaling $9,395, leaving approximately $130,605 of unused borrowing capacity.

The weighted average interest rate on outstanding borrowings under the Credit Facility during fiscal years 2015 and 2014 was 1.09% and 1.15%, respectively. At October 3, 2015, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.20%, which was the monthly U.S. LIBOR plus 100 basis points. At September 27, 2014, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.15%, which was the monthly U.S. LIBOR plus 100 basis points.

The primary categories of borrowing include Eurocurrency Borrowing, Alternate Base Rate (ABR) Borrowing and Swingline Loans. ABR Borrowings and Swingline Loans made in U.S. Dollars under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1% or (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month interest period on such day plus 1%, plus the ABR Spread (as defined in the Credit Agreement) based upon the Leverage Ratio (as defined in the Credit Agreement) applicable on such date. Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such Eurocurrency Borrowing plus the Eurocurrency Spread (as defined in the Credit Agreement) based upon the Leverage Ratio applicable on such date. At October 3, 2015, the prime rate of 3.25% was the applicable ABR, plus ABR Spread ranging from 0% to 0.625% based on the Leverage Ratio. At October 3, 2015, the applicable Adjusted LIBO rate was 0.20%, plus Eurocurrency Spread ranging from 1.00% to 1.625% based on the Leverage Ratio. Commitment fees are payable on the unused portion of the Credit Facility at rates between 0.15% and 0.30%, based on the Leverage Ratio. During fiscal years 2015 and 2014, commitment fees incurred on the Credit Facility were $209 and $55, respectively.

Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization (EBITDA), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. At October 3, 2015 and September 27, 2014, we were in compliance with these financial covenants.

At October 3, 2015, we had outstanding letters of credit and guarantees totaling $25,671 and $30,995, respectively, primarily to bond advance payments and performance related to customer contracts in Test.

NOTE 8     INCOME TAXES

The components of income before income taxes for fiscal years 2015, 2014 and 2013 were as follows:

(in thousands)	2015	2014	2013
Domestic	$31,827	$32,867	$49,921
Foreign	27,345	25,576	29,333
Total income before income taxes	$59,172	$58,443	$79,254

The provision for income taxes for fiscal years 2015, 2014 and 2013 were as follows:

(in thousands)	2015	2014	2013
Current
Federal	$4,588	$7,503	$13,241
State	527	842	781
Foreign	8,025	13,056	8,618
Deferred	570	(4,967)	(1,192)
Total provision for income taxes	$13,710	$16,434	$21,448

A reconciliation from the federal statutory income tax rate to our effective income tax rate for fiscal years 2015, 2014 and 2013 is as follows:

(in thousands)	2015	2014	2013
United States federal statutory income tax rate	35%	35%	35%
Impact from foreign operations	(4)	(1)	(1)
State income taxes, net of federal benefit	1	1	1
Research and development tax credits	(8)	(5)	(5)
Domestic production activities deduction	(2)	(2)	(2)
Foreign tax credits	-	(2)	-
Nondeductible stock option expense and other permanent items	1	2	(1)
Effective income tax rate	23%	28%	27%

A summary of the deferred tax assets and liabilities for fiscal years 2015 and 2014 are as follows:

(in thousands)	2015	2014
Deferred tax assets
Accrued compensation and benefits	$11,723	$11,604
Inventory reserves	5,198	5,060
Other assets	4,389	2,935
Allowance for doubtful accounts	866	644
Net operating loss carryovers	84	277
Research and development tax credit carryovers	993	326
Intangible assets	-	63
Total deferred tax asset before valuation allowance	23,253	20,909
Less valuation allowance	(921)	(442)
Total deferred tax assets	$22,332	$20,467

Deferred tax liabilities
Property and equipment	$9,775	$8,557
Foreign deferred revenue and other	1,738	2,541
Intangible assets	1,303	-
Unrealized derivative instrument gains	1,199	269
Total deferred tax liabilities	$14,015	$11,367
Net deferred tax assets	$8,317	$9,100

As of October 3, 2015, our Swiss subsidiary had a net operating loss carryover of $383. Switzerland has a seven year net operating loss limitation. We have determined that the benefit of the Swiss subsidiary’s net operating loss is not likely to be realized. Accordingly, as of October 3, 2015, we have a full valuation against the carryover in the amount of $84.

As of October 3, 2015, we had a Minnesota Research and Development (R&D) tax credit carryover of $992 which may be carried forward fifteen years. We have recorded a valuation allowance against the portion of this carryover that is expected to expire prior to utilization.

During fiscal year 2015, we repatriated $9,194 of current earnings from our German and Japanese subsidiaries. We recorded a $1,057 tax benefit during fiscal year 2015 related to these repatriations. Also, during fiscal year 2015, we recognized additional federal research and development tax credit benefits of $2,098 due to the enactment of tax legislation in the first quarter of fiscal year 2015 that retroactively extended the United States (U.S.) R&D tax credit from January 1, 2014 through December 31, 2014. In addition, we recognized a tax benefit of $1,836 associated with the favorable resolution of audit matters in connection with the IRS examination of tax years ending October 1, 2011 and September 29, 2012.

During fiscal year 2014, we repatriated $9,587 of current earnings from our German, Japanese and Korean subsidiaries. We recorded a $98 tax expense during fiscal year 2014 related to these repatriations. Also, during fiscal year 2014, we recognized additional federal and state research and development tax credit benefits of $2,563 related to prior fiscal years due to favorable guidance related to the U.S. R&D tax credit that was issued during the fourth quarter of fiscal year 2013. We were only allowed to recognize federal research and development credits on applicable spending during the first fiscal quarter of 2014, as the provision in the U.S. tax law allowing for these credits expired on December 31, 2013.

During fiscal year 2013, we repatriated $14,493 of current earnings from our German and Japanese subsidiaries. We recorded a $517 tax benefit during fiscal year 2013 related to these repatriations. On January 2, 2013, the American Taxpayer Relief Act (The Act) of 2012 was signed into law. The Act included legislation which reinstated the U.S. R&D tax credit retroactively from January 1, 2012 and extended it through December 31, 2013. Also, during the fourth quarter of fiscal year 2013, new favorable guidance was issued related to the U.S. R&D tax credit. As a result of these events, during fiscal year 2013, we recognized a retroactive tax benefit of approximately $2,430 for R&D tax credits associated with prior fiscal years.

We have not recognized a deferred tax liability for the undistributed earnings of certain foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At October 3, 2015 and September 27, 2014, undistributed earnings were approximately $78,957 and $81,325, respectively. Because of the availability of U.S. foreign tax credits, it is impractical for us to determine the amount of U.S. federal tax liability that would be payable if these earnings were not indefinitely reinvested. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.

A summary of changes to our liability for unrecognized tax benefits for the fiscal years ended October 3, 2015 and September 27, 2014 is as follows:

(in thousands)	2015	2014
Beginning balance	$5,990	$4,311
Increase due to tax positions related to the current year	1,631	659
Increase (decrease) due to tax positions related to prior years	(1,596)	1,068
Decrease due to settlements with tax authorities	(332)	-
Decrease due to lapse of statute of limitations	(43)	(47)
Exchange rate change	(1)	(1)
Ending balance	$5,649	$5,990

Included in the balance of unrecognized tax benefits at October 3, 2015 and September 27, 2014 are potential benefits of $2,265 and $3,833, respectively, that, if recognized, would affect the effective tax rate.

As of October 3, 2015 and September 27, 2014, we have accrued interest related to uncertain income tax positions of approximately $274 and $248, respectively. At October 3, 2015 and September 27, 2014, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in interest expense, net and general and administrative expense, respectively, on the Consolidated Statements of Income.

We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for fiscal years before 2013 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2010. During 2015, the Internal Revenue Service (IRS) completed the audit of our consolidated income tax returns for fiscal years 2011 and 2012. As of October 3, 2015, we do not expect significant changes in the amount of unrecognized tax benefits for our U.S. or foreign subsidiaries during the next twelve months.

At October 3, 2015 and September 27, 2014, we and certain foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, we recognized a current income tax receivable of $876 and $6,507 at October 3, 2015 and September 27, 2014, respectively, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTE 9     EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

We offer a contributory retirement savings plan that has two components: (1) A 401(k) component with a Company match and (2) A discretionary fiscal year Company contribution.

The 401(k) component of the retirement savings plan allows eligible U.S. employees to contribute a portion of their pre-tax income to the plan each pay period. We then match 50% of employees’ pre-tax and Roth 401 (k) contributions (excluding “catch-up” contributions that employees age 50 or older may make to the plan), up to 6% of compensation, subject to limitations imposed by federal law. Effective October 1, 2015, we increased the match to 75% of employees’ pre-tax and Roth 401 (k) contributions up to 6%. Our matching contributions were $2,732, $2,559 and $2,384 in fiscal years 2015, 2014 and 2013, respectively. Employees may also contribute a percentage of their salary to the plan on an after-tax basis.

We also provide, on an annual fiscal year basis, a discretionary contribution to the retirement plan for eligible U.S. employees. U.S. employees who are active as of the end of the fiscal year and whom have been paid for 1,000 hours or more of service during a plan year are eligible for a fiscal year contribution. After three years as a participant, employees have a vested interest equal to 100% of the total Company’s discretionary fiscal year contributions. The plan provides for a discretionary fiscal year contribution based on company financial performance up to the maximum contribution allowed by federal law. We will fund the discretionary contribution if we exceed our Earnings Before Interest and Taxes (EBIT) target. Our Board of Directors approves any changes to the contribution levels under the plan. Our fiscal year contributions under the plan totaled $0, $0 and $2,955 in fiscal years 2015, 2014 and 2013, respectively.

Defined Benefit Pension Plan

One of our German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability or death, as defined in the plan. We use a September 30 measurement date for this defined benefit retirement plan.

We recognize the funded status of the defined benefit pension in our Consolidated Balance Sheet Statements, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure the plan’s assets and obligations that determine the plan’s funded status as of the end of our fiscal year.

The pretax amount recognized in Accumulated Other Comprehensive Income (AOCI) as of October 3, 2015 and September 27, 2014 consists of the following:

(in thousands)	2015	2014
Actuarial net loss	$9,999	$10,469

The portion of the pretax amount in AOCI at September 27, 2014 that was recognized in earnings during the fiscal year ended October 3, 2015 was $501. The portion of the pretax amount in AOCI at October 3, 2015 that is expected to be recognized as a component of net periodic retirement cost during the next fiscal year is $589. The actuarial loss in fiscal year 2015 of $1,256 was primarily a result of the change in the discount rate from 2.48% in fiscal year 2014 to 2.27% in fiscal year 2015.

The following is a summary of the changes in benefit obligations and plan assets during fiscal years 2015 and 2014.

(in thousands)	2015	2014
Change in benefit obligation:
Projected benefit obligation, beginning of year	$28,618	$23,691
Service cost	860	800
Interest cost	634	833
Actuarial loss	1,256	5,762
Exchange rate change	(3,491)	(1,830)
Benefits paid	(605)	(638)
Projected benefit obligation, end of year	$27,272	$28,618

Change in plan assets:
Fair value of plan assets, beginning of year	$20,269	$18,589
Actual return on plan assets	1,040	2,978
Employer contributions	605	638
Exchange rate change	(2,542)	(1,298)
Benefits paid	(605)	(638)
Fair value of plan assets, end of year	$18,767	$20,269

The following is a summary of the funded status of the defined benefit retirement plan and amounts recognized in our Consolidated Balance Sheets at October 3, 2015 and September 27, 2014.

(in thousands)	2015	2014
Funded status:
Funded status, end of year	$(8,505)	$(8,349)
Accumulated other comprehensive loss	9,999	10,469
Net amount recognized	$1,494	$2,120

Amounts recognized in consolidated balance sheets:
Accrued payroll and related costs	$(721)	$(695)
Pension benefit plan obligation	(7,784)	(7,654)
Deferred income taxes	3,031	3,175
Accumulated other comprehensive income, net of tax	6,968	7,294
Net amount recognized	$1,494	$2,120

The weighted average assumptions used to determine the defined benefit retirement plan obligation at October 3, 2015 and September 27, 2014, and also the net periodic benefit cost for the following fiscal year, were as follows:

	2015	2014
Discount rate	2.27%	2.48%
Expected rate of return on plan assets	5.50%	5.50%
Expected rate of increase in future compensation levels	3.00%	3.40%

The discount rate is calculated based on zero-coupon bond yields published by the Deutsche Bundesbank for maturities that match the weighted average duration of the pension liability, adjusted for the average credit spread of corporate bond rates above the government bond yields.

The expected rate of return on plan assets represents the weighted average of the expected returns on individual asset categories in the portfolio. We use investment services to assist with determining the overall expected rate of return on pension plan assets. Factors considered in our determination include historical long-term investment performance and estimates of future long-term returns by asset class.

The overall objective of our investment policy and strategy for the defined benefit retirement plan is to maintain sufficient liquidity to pay benefits and minimize the volatility of returns while earning the highest possible rate of return over time to satisfy the benefit obligations. The plan fiduciaries assist us with setting our long-term strategic investment objectives for the defined benefit retirement plan assets. The objectives include preserving the funded status of the trust and balancing risk and return. Investment performance and plan asset mix are reviewed periodically.

At both October 3, 2015 and September 27, 2014, plan assets were invested in a single mutual fund, the underlying assets of which are allocated to fixed income and cash and cash equivalents categories as shown in the table below. During the fourth quarter of fiscal year 2014, in an effort to increase the long-term expected return, the plan assets were transferred from one single mutual fund to another through a sale and simultaneous purchase. The new mutual fund targets a higher exposure to equity markets and is able to generate a higher overall return on a long-term basis. Any decisions to change the asset allocation are made by the plan fiduciaries. The investment in equity and fixed income securities has a long-term targeted allocation of assets of 50% equity and 50% fixed income.

The actual defined benefit retirement plan asset allocations within the balanced mutual fund at October 3, 2015 and September 27, 2014 are as follows:

	Percentage of Plan Assets
	2015	2014
Fixed income securities[1]	83.0%	49.0%
Cash and cash equivalents[2]	13.0%	51.0%
Other	4.0%	-%
Total	100.0%	100.0%

[1]	Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.

[2]	Cash and cash equivalents include deposit accounts holding cash in Euros and other currencies and term deposits primarily held as collateral for equity futures. The market values of the equity and futures are linked to the values of equity indexes of developed country markets, including the U.S., Great Britain, Europe, Canada, Switzerland and Japan.

As of October 3, 2015 and September 27, 2014, the fair value of the defined benefit retirement plan assets, which are subject to fair value measurements as described in Note 6 are as follows:

	October 3, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Mutual fund[1]	$-	$18,767	$-	$18,767

	September 27, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Mutual fund[1]	$-	$20,269	$-	$20,269

[1]	The fair value of the mutual fund is generally valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.

Net periodic benefit cost for our defined benefit retirement plan for fiscal years 2015, 2014 and 2013 included the following components:

(in thousands)	2015	2014	2013
Service cost	$860	$800	$690
Interest cost	634	833	768
Expected return on plan assets	(1,009)	(1,024)	(690)
Net amortization and deferral	501	464	520
Special termination benefits	-	25	-
Net periodic benefit cost	$986	$1,098	$1,288

The accumulated benefit obligation of our defined benefit retirement plan as of October 3, 2015 and September 27, 2014 was $24,657 and $25,646, respectively.

The future pension benefit payments, which reflect expected future service, for the next five fiscal years, and the combined five fiscal years thereafter, are as follows:

Fiscal Year	Pension Benefits (in thousands)
2015	$721
2016	740
2017	774
2018	835
2019	879
2020 through 2024	5,292
Total	$9,241

Other Retirement Plans

Certain of our international subsidiaries have non-contributory, unfunded post-retirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these postretirement plans provide benefits that accumulate based on years of service and compensation levels. At October 3, 2015 and September 27, 2014, the aggregate liabilities associated with these post-retirement benefit plans was $3,247 and $4,216, respectively.

NOTE 10   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), a component of shareholders’ equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of other comprehensive income (loss) for fiscal years 2015, 2014 and 2013 was as follows:

	2015			2014			2013
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(11,215)	$-	$(11,215)	$(5,099)	$-	$(5,099)	$585	$-	$585
Derivative instruments Unrealized net gain (loss)	3,492	(1,266)	2,226	1,749	(637)	1,112	2,135	(786)	1,349
Net (gain) loss reclassified to earnings	(4,299)	1,561	(2,738)	(1,088)	397	(691)	(733)	269	(464)
Defined benefit pension plan Unrealized net gain (loss)	(1,252)	378	(874)	(3,656)	1,103	(2,553)	(184)	56	(128)
Net (gain) loss reclassified to earnings	501	(151)	350	464	(140)	324	520	(157)	363
Currency exchange rate gain (loss)	850	-	850	394	-	394	(269)	-	(269)
Other comprehensive income (loss)	$(11,923)	$522	$(11,401)	$(7,236)	$723	$(6,513)	$2,054	$(618)	$1,436

The changes in the net-of-tax balances of each component of accumulated other comprehensive income (loss) during fiscal years 2015, 2014 and 2013 were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Derivative Instrument Adjustments	Defined Benefit Pension Plan Adjustments	Total
Balance, September 29, 2012	$16,734	$(408)	$(5,425)	$10,901
Other comprehensive income (loss) reclassifications	585	1,349	(397)	1,537
Amounts reclassified to earnings	-	(464)	363	(101)
Other comprehensive income (loss)	585	885	(34)	1,436
Balance, September 28, 2013	$17,319	$477	$(5,459)	$12,337
Other comprehensive income (loss) reclassifications	(5,099)	1,112	(2,159)	(6,146)
Amounts reclassified to earnings	-	(691)	324	(367)
Other comprehensive income (loss)	(5,099)	421	(1,835)	(6,513)
Balance, September 27, 2014	$12,220	$898	$(7,294)	$5,824
Other comprehensive income (loss) reclassifications	(11,215)	2,226	(24)	(9,013)
Amounts reclassified to earnings	-	(2,738)	350	(2,388)
Other comprehensive income (loss)	(11,215)	(512)	326	(11,401)
Balance, October 3, 2015	$1,005	$386	$(6,968)	$(5,577)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for fiscal years 2015, 2014 and 2013 were as follows:

				Affected Line Item in the
				Consolidated Statements
(in thousands)	2015	2014	2013	of Income
Derivative instruments
Currency exchange contracts gain (loss)	$4,299	$1,088	$733	Revenue
Income tax benefit (expense)	(1,561)	(397)	(269)	Provision for income taxes
Total net gain (loss) on derivative instruments	2,738	691	464	Net income

Defined benefit pension plan
Actuarial loss	(273)	(253)	(171)	Cost of sales
Actuarial loss	(143)	(131)	(155)	Selling and marketing
Actuarial loss	(85)	(80)	(194)	General and administrative
Total actuarial gain (loss)	(501)	(464)	(520)	Income before income taxes
Income tax benefit (expense)	151	140	157	Provision for income taxes
Total net gain (loss) on pension plan	(350)	(324)	(363)	Net income

Total net-of-tax reclassifications out of
AOCI included in net income	$2,388	$367	$101

NOTE 11   BUSINESS ACQUISITIONS

On June 29, 2015, we acquired Instrument and Calibration Sweden AB (ICS), a supplier of testing equipment and calibration services located in Sweden, for a purchase price of $667. An allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements within Test from the date of acquisition. The acquisition of ICS’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.

On June 17, 2014, we acquired Roehrig Engineering, Inc. (REI) for a total estimated purchase price of $14,842. REI is a leader in testing systems utilizing electric and electromagnetic actuation technology and is based in Lexington, North Carolina. The acquisition is part of our continued investment to expand our technology base and supplement its organic growth initiatives.

The transaction was accounted for under the acquisition method of accounting and the results of operations of the entity are included in our Consolidated Statements of Income as of and since June 17, 2014, the date of acquisition, and are reported in Test. The acquisition of REI’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.

The purchase price of REI consists of the following:

(in thousands)
Cash paid at closing, net of cash acquired	$14,192
Estimated contingent consideration	650
Total purchase price, net of cash acquired	$14,842

The purchase price for REI includes cash consideration of $14,192 funded from our existing credit facility and an earn-out-based contingent consideration of up to a maximum of $2,000 based on customer orders obtained by REI during the calendar years of 2014 and 2015. Of the $14,192 paid, $2,000 is held in escrow until certain conditions of the escrow agreement are fulfilled. The escrow will be settled by no later than June 30, 2017. Costs associated with the acquisition of REI were not significant and were expensed as incurred.

The purchase price of REI has been allocated and exceeds the net of the acquisition-date amount of the identifiable assets acquired and the liabilities assumed by $11,183. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to us, which resulted in a purchase price in excess of the fair value of identifiable net liabilities. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g. assembled workforce) of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. This additional investment value resulted in goodwill which is not expected to be deductible for income tax purposes.

During the first quarter of fiscal year 2015, we recognized an adjustment of $1,734 related to a deferred tax liability as part of the provisional allocation of the purchase price assigned to the assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Accounts receivable and inventory	$1,811
Machinery and equipment	477
Deferred tax liability	(1,445)
Current liabilities	(1,893)
Identifiable intangible assets	4,709
Net assets acquired	3,659
Goodwill	11,183
Total purchase price consideration	$14,842

We have completed our fair value determinations for all of the elements of the REI acquisition.

NOTE 12   SEVERANCE AND RELATED COSTS

During fiscal year 2014, we initiated workforce and other cost reduction actions at certain of our locations in the U.S. and Europe. As a result of these cost reduction actions, we incurred severance and related costs of $6,336 as of September 27, 2014.

The following table summarizes the severance and related costs included in our Consolidated Statements of Income for fiscal years 2015 and 2014.

(in thousands)	2015	2014
Cost of sales	$-	$3,507
Selling and marketing	-	1,805
General and administrative	-	1,024
Total severance and related costs	$-	$6,336

The following table summarizes the severance and related costs included in our Consolidated Balance Sheet as of October 3, 2015 and September 27, 2014.

(in thousands)	2015	2014
Accrued payroll and related costs	$497	$1,567
Defined benefit pension plan obligation	-	26
Other long-term liabilities	1,051	1,783
Total severance and related costs	$1,548	$3,376

NOTE 13   COMMITMENTS AND CONTINGENCIES

Government Investigation

As previously reported by us with disclosures starting in March 2012, we investigated certain gift, travel, entertainment and other expenses incurred in connection with some of our operations in the Asia Pacific region. This investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and we took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our Korea office. We voluntarily disclosed this matter to the Department of Justice and the SEC (the Agencies). We presented the results of our investigation and our corrective actions to representatives of the Agencies on January 16, 2013. We also investigated certain business practices in China. The investigation had a similar focus to the prior investigation described above. We have updated the Agencies regarding the China investigation and we took certain initial remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our China business. We cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on our business prospects, financial condition, operating results or cash flows.

Litigation

We are subject to various claims, legal actions and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of October 3, 2015 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Leases

Total lease expense was $5,787, $5,687 and $5,570 for fiscal years 2015, 2014 and 2013, respectively. We have operating lease commitments for equipment, land and facilities that expire on various dates through 2056. Minimum annual rental commitments for the next five fiscal years and thereafter are as follows:

Fiscal Year	Payments (in thousands)
2016	$4,406
2017	3,088
2018	1,730
2019	916
2020	1,102
Thereafter	2,021
Total	$13,263

MTS Systems Corporation

Schedule II – Summary of Consolidated Allowances for Doubtful Accounts

Changes to the allowance for doubtful accounts were as follows:

(in thousands)	2015	2014	2013
Beginning balance	$2,609	$1,998	$2,247
Provisions / (recoveries)	1,210	810	(160)
Amounts written-off / payments	(267)	(159)	(136)
Currency	(141)	(40)	47
Ending balance	$3,411	$2,609	$1,998

