Form 10-Q
period 2016-01-02
MTS SYSTEMS CORP
filed 2016-02-09
CIK 68709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

As of February 5, 2016, there were 14,762,120 shares of Common Stock outstanding.

MTS Systems Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended January 2, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	January 2, 2016	October 3, 2015
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$59,287	$51,768
Accounts receivable, net of allowance for doubtful accounts of $3,433 and $3,411, respectively	106,163	89,829
Unbilled accounts receivable	66,580	77,519
Inventories	90,604	86,303
Prepaid expenses and other current assets	13,061	8,104
Deferred income taxes	14,432	14,190
Total current assets	350,127	327,713
Property and equipment, net	82,228	80,454
Goodwill	26,831	27,677
Intangible assets, net	20,198	19,706
Other assets	2,715	2,010
Deferred income taxes	3,111	3,271
Total assets	$485,210	$460,831

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$40,941	$21,183
Accounts payable	32,967	32,994
Accrued payroll and related costs	25,393	27,938
Advance payments from customers	78,957	65,734
Accrued warranty costs	4,302	4,695
Accrued income taxes	2,683	3,273
Deferred income taxes	974	990
Other accrued liabilities	16,526	19,845
Total current liabilities	202,743	176,652
Deferred income taxes	9,317	8,154
Non-current accrued income taxes	6,898	5,649
Defined benefit pension plan obligation	7,426	7,784
Other long-term liabilities	4,829	4,450
Total liabilities	231,213	202,689

Shareholders’ Equity
Common stock, $0.25 par value; 64,000 shares authorized: 14,800 and 14,932 shares issued and outstanding as of January 2, 2016 and October 3, 2015, respectively	3,700	3,733
Additional paid-in capital	-	4,275
Retained earnings	257,878	255,711
Accumulated other comprehensive income	(7,581)	(5,577)
Total shareholders’ equity	253,997	258,142
Total liabilities and shareholders’ equity	$485,210	$460,831

Note: The Consolidated Balance Sheet as of October 3, 2015 has been derived from the audited consolidated financial statements at that date.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 2, 2016	December 27, 2014

Revenue
Product	$119,301	$124,481
Service	21,200	18,103
Total Revenue	140,501	142,584
Cost of Sales
Product	74,664	75,532
Service	13,326	10,221
Total Cost of Sales	87,990	85,753
Gross Profit	52,511	56,831
Operating Expenses
Selling and marketing	20,654	21,254
General and administrative	12,962	14,202
Research and development	5,294	5,564
Total Operating Expenses	38,910	41,020
Income From Operations	13,601	15,811
Interest income (expense), net	(201)	(167)
Other income (expense), net	(310)	(759)
Income Before Income Taxes	13,090	14,885
Provision for income taxes	1,316	1,099
Net Income	$11,774	$13,786

Earnings per share
Basic
Earnings per share	$0.79	$0.91
Weighted average common shares outstanding	14,861	15,108

Diluted
Earnings per share	$0.78	$0.90
Weighted average common shares outstanding	14,999	15,270

Dividends declared per share	$0.30	$0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2016	December 27, 2014

Net income	$11,774	$13,786
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	(2,418)	(4,812)
Derivative instruments:
Unrealized net gain (loss)	135	1,444
Net (gain) loss reclassified to earnings	(95)	(1,082)
Defined benefit pension plan
Unrealized net gain (loss)	123	386
Net (gain) loss reclassified to earnings	101	95
Currency exchange rate gain (loss)	150	318
Other comprehensive income (loss)	(2,004)	(3,651)
Comprehensive income	$9,770	$10,135

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2016	December 27, 2014
Cash Flows from Operating Activities
Net income	$11,774	$13,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	1,718	2,196
Excess tax benefits from stock-based compensation	(68)	(119)
Net periodic pension benefit cost	280	268
Contributions to pension benefit plan	(149)	(158)
Depreciation and amortization	4,945	5,195
Deferred income taxes	989	4,850
Bad debt provision (recovery), net	89	325
Changes in operating assets and liabilities
Accounts and unbilled contracts receivable	(6,735)	(10,727)
Inventories	(4,924)	(6,745)
Prepaid expenses	(2,349)	(3,887)
Accounts payable	343	2,901
Accrued payroll and related costs	(2,222)	(3,098)
Advance payments from customers	13,272	8,405
Accrued warranty costs	(390)	918
Other assets and liabilities	(5,727)	(1,165)
Net Cash Provided by (Used in) Operating Activities	10,846	12,945
Cash Flows from Investing Activities
Purchases of property and equipment	(6,662)	(4,474)
Net Cash Provided by (Used in) Investing Activities	(6,662)	(4,474)
Cash Flows from Financing Activities
Receipts under short-term borrowings	19,758	5,000
Payments under short-term borrowings	-	(26)
Excess tax benefits from stock-based compensation	68	119
Cash dividends	(4,450)	(4,561)
Proceeds from exercise of stock options and employee stock purchase plan	1,199	969
Payments to purchase and retire common stock	(12,356)	(12,804)
Net Cash Provided by (Used in) Financing Activities	4,219	(11,303)
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(884)	(2,220)
Cash and Cash Equivalents
Increase (decrease) during the period	7,519	(5,052)
Balance, beginning of period	51,768	60,397
Balance, end of period	$59,287	$55,345

Supplemental Disclosures of Cash Flows
Cash paid during the period for
Interest	$154	$176
Income taxes	$2,681	$3,414
Non-cash financing activities
Dividends declared not yet paid	$-	$4,439

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, unless otherwise noted)

NOTE 1      BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries. Significant intercompany account balances and transactions have been eliminated.

We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). U.S. GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 filed with the SEC. Interim results of operations for the first fiscal quarter ended January 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

We have a 5-4-4 week accounting cycle with the fiscal year ending on the Saturday closest to September 30. Fiscal year 2016 ending on October 1, 2016 will consist of 52 weeks. Fiscal year 2015 ended on October 3, 2015 consisted of 53 weeks.

NOTE 2      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and in August 2015, issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which amended ASU No. 2014-09 as to the effective date of the standard. This update, as amended, clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The update, as amended, defers the mandatory effective date of its revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We are currently evaluating the impact the adoption of this guidance may have on our financial condition, results of operations and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The update allows for a plan with a fiscal year end that does not coincide with the end of the calendar month to measure its investments and investment-related accounts using the month end closest to its fiscal year end. In previous guidance, the measurement date was required to coincide with the fiscal year end. The standard is required to be adopted for periods beginning after December 15, 2015, which is our fiscal year 2017. The measurement date practical expedient is to be applied prospectively with early adoption permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to this update, an acquirer is required to adjust provisional amounts and the related impact on earnings by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date with earlier adoption permitted. We have not yet evaluated what impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with early adoption permitted. We are currently evaluating the impact the adoption of this guidance may have on our financial condition, results of operations and disclosures.

NOTE 3      INVENTORIES

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories as of January 2, 2016 and October 3, 2015 were as follows:

(in thousands)	January 2, 2016	October 3, 2015
Customer projects in various stages of completion	$27,530	$24,571
Components, assemblies and parts	63,074	61,732
Total	$90,604	$86,303

NOTE 4      WARRANTY OBLIGATIONS

Sales of our products and systems are subject to limited warranty obligations that are included in customer contracts. For sales that include installation services, warranty obligations generally extend for a period of twelve months from the date of either shipment or acceptance based on the contract terms. Product obligations generally extend for a period of twelve months from the date of purchase. Under the terms of these warranties, we are obligated to repair or replace any components or assemblies deemed defective due to workmanship or materials. We reserve the right to reject warranty claims where it is determined that failure is due to normal wear, customer modifications, improper maintenance or misuse. We record general warranty provisions based on an estimated warranty expense percentage applied to current period revenue. The percentage applied reflects our historical warranty claims experience over the preceding twelve-month period. Both the experience percentage and the warranty liability are evaluated on an ongoing basis for adequacy. Warranty provisions are also recognized for certain unanticipated product claims that are individually significant.

Warranty provisions and claims for the three months ended January 2, 2016 and December 27, 2014 were as follows:

	Three Months Ended
(in thousands)	January 2, 2016	December 27, 2014
Beginning balance	$4,695	$4,286
Warranty claims	(1,435)	(1,496)
Warranty provisions	1,045	2,135
Adjustments to preexisting warranties	-	279
Currency translation	(3)	(16)
Ending balance	$4,302	$5,188

NOTE 5      STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2011 Stock Incentive Plan (2011 Plan) approved by our shareholders in 2011 and administered under the supervision of our Board of Directors. During fiscal year 2013, our shareholders approved a 1,300 share increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 2,300. During the three months ended January 2, 2016 and December 27, 2014, we awarded stock options and restricted stock units under the 2011 Plan. At January 2, 2016, a total of 515 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In fiscal year 2011, our shareholders approved a 2012 Employee Stock Purchase Plan (2012 ESPP) that was effective on January 1, 2012. During the three months ended January 2, 2016 and December 27, 2014, we issued shares of our common stock to participants under the 2012 ESPP. At January 2, 2016, a total of 678 shares were available for issuance under the 2012 ESPP. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Our annual stock option and restricted stock grant is typically made in December of each fiscal year. During the three months ended January 2, 2016, we granted approximately 312 stock options, 58 restricted stock units and 21 performance restricted stock units to officers and employees. During the three months ended December 27, 2014, we granted approximately 162 stock options, 42 restricted stock units and 16 performance restricted stock units to officers and employees.

Stock Options

Stock options are granted at an exercise price equal to the closing market price of our stock on the date of grant. The fair value of stock options granted under our stock-based compensation programs are estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. Generally, stock options vest proportionally on the first three anniversaries of the grant date and expire five or seven years from the grant date.

The weighted average per share fair value of the stock options granted during the three months ended January 2, 2016 and December 27, 2014 was $11.74 and $12.12, respectively. The weighted average assumptions used to determine the fair value of these stock options were as follows:

	Three Months Ended
	January 2, 2016	December 27, 2014
Expected life (in years)	4.1	3.5
Risk-free interest rate	1.5%	1.1%
Expected volatility	26.6%	27.4%
Dividend yield	1.9%	1.8%

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

Restricted Stock

We award directors restricted stock units. Directors vest in the restricted stock units over one year and are entitled to cash dividend equivalents on unvested shares, but do not receive voting rights on the unvested shares. The sale and transfer of these units is restricted during the vesting period. Additionally, in fiscal year 2013, we awarded restricted stock to our directors with a vesting period of three years. For restricted stock awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period. Restricted stock and restricted stock units are valued based on the market value of the shares at the date of grant with the value allocated to expense evenly over the restricted period.

We award key employees restricted stock units and performance restricted stock units. Restricted stock units vest proportionally on the first three anniversaries of the grant date, and performance restricted stock units vest based on attainment of return on invested capital performance targets at the end of one, two and three year performance periods. Participants awarded restricted stock units and performance restricted stock units are not entitled to cash dividends or voting rights on unvested units. Performance restricted stock units are valued based on the market value of the shares at the date of grant with the value recognized to expense once the performance criteria has been met.

The fair value of the restricted stock units and performance restricted stock units granted during the three months ended January 2, 2016 and December 27, 2014 was $59.74 and $64.65, respectively, representing the market value of our shares at the date of grant less the present value of estimated foregone dividends over the vesting period.

NOTE 6      CAPITAL ASSETS

Property and Equipment

Property and equipment as of January 2, 2016 and October 3, 2015 consist of the following:

(in thousands)	January 2, 2016	October 3, 2015
Land and improvements	$1,704	$1,705
Buildings and improvements	52,840	53,097
Machinery and equipment	168,010	162,472
Total	222,554	217,274

Less accumulated depreciation	(140,326)	(136,820)
Property and equipment, net	$82,228	$80,454

Goodwill

Changes to the carrying value of goodwill during the three months ended January 2, 2016 were as follows:

(in thousands)	Test	Sensors	Total
Balance, October 3, 2015	$26,243	$1,434	$27,677
Adjustment related to finalization
of purchase accounting[1]	(530)	-	(530)
Currency translation gain (loss)	(299)	(17)	(316)
Balance, January 2, 2016	$25,414	$1,417	$26,831

[1]	Goodwill from our acquisition of Instrument and Calibration Sweden AB (ICS) was determined to be customer lists and reclassified to intangible assets. Refer to Note 16 for information related to our acquisition.

Intangible Assets

Intangible assets as of January 2, 2016 and October 3, 2015 consist of the following:

	January 2, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$20,305	$(14,269)	$6,036	6.2
Patents	11,639	(5,263)	6,376	14.5
Trademarks and trade names	6,052	(1,692)	4,360	29.4
Customer lists	3,100	(700)	2,400	7.5
Land-use rights	1,202	(176)	1,026	47.8
Total	$42,298	$(22,100)	$20,198	13.1

	October 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$19,546	$(14,046)	$5,500	6.2
Patents	11,838	(5,141)	6,697	14.5
Trademarks and trade names	6,163	(1,659)	4,504	29.4
Customer lists	2,561	(610)	1,951	8.1
Land-use rights	1,227	(173)	1,054	47.8
Total	$41,335	$(21,629)	$19,706	13.4

Amortization expense recognized during the three months ended January 2, 2016 and December 27, 2014 was $601 and $1,039, respectively. The estimated future amortization expense related to intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense (in thousands)
Remainder of 2016	$1,793
2017	$2,390
2018	$1,530
2019	$1,270
2020	$1,239
2021	$1,131

Future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

NOTE 7      EARINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable period. Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 528 and 91 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the three months ended January 2, 2016 and December 27, 2014, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three Months Ended
(in thousands, except per share data)	January 2, 2016	December 27, 2014
Net income	$11,774	$13,786

Weighted average common shares outstanding	14,861	15,108
Dilutive potential common shares	138	162
Weighted average dilutive common shares outstanding	14,999	15,270

Earnings per share
Basic	$0.79	$0.91
Diluted	$0.78	$0.90

NOTE 8     BUSINESS SEGMENT INFORMATION

Our Chief Executive Officer (the Chief Operating Decision Maker) regularly reviews financial information for our two operating segments, Test and Sensors. Test provides testing equipment, systems and services to the ground vehicles, materials and structures markets. Sensors provides high-performance position sensors for a variety of industrial and mobile hydraulic applications.

In evaluating each segment’s performance, our Chief Executive Officer focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting and general and administrative costs are allocated to the reportable segments on the basis of revenue. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

Financial information by reportable segment for the three months ended January 2, 2016 and December 27, 2014 was as follows:

	Three Months Ended
(in thousands)	January 2, 2016	December 27, 2014
Revenue
Test	$118,810	$118,085
Sensors	21,691	24,499
Total revenue	$140,501	$142,584

Income from Operations
Test	$10,387	$11,976
Sensors	3,214	3,835
Total income from operations	$13,601	$15,811

NOTE 9     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our currency exchange contracts are designated as cash flow hedges and qualify as hedging instruments. We also have derivatives that are not designated as cash flow hedges and, therefore, are accounted for and reported under foreign currency guidance. Regardless of designation for accounting purposes, we believe all of our derivative instruments are hedges of transactional risk exposures. The fair value of our outstanding designated and undesignated derivative assets and liabilities are reported in the Consolidated Balance Sheets as follows:

	January 2, 2016
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$725	$135

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	-	17
Total hedge and other derivatives	$725	$152

	October 3, 2015
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$841	$353

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	-	286
Total hedge and other derivatives	$841	$639

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements recorded in the January 2, 2016 and October 3, 2015 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets is as follows:

(in thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount[1]
January 2, 2016
Assets	$725	$-	$725	$-	$-	$725
Liabilities	135	-	135	-	-	135

October 3, 2015
Assets	$841	$-	$841	$-	$-	$841
Liabilities	353	-	353	-	-	353

[1]	Net fair value of foreign exchange cash flow hedge assets / liabilities that could have been reported in the Consolidated Balance Sheet.

Cash Flow Hedging – Currency Risks

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of accumulated other comprehensive income (loss) (AOCI) within shareholders’ equity on the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. We periodically assess whether our currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, we discontinue hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in revenue on the Consolidated Statements of Income as that is the same line item in which the underlying hedged transaction is reported.

As of January 2, 2016 and December 27, 2014, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $39,441 and $40,920, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $36,258 and $37,162 as of January 2, 2016 and December 27, 2014, respectively. As of January 2, 2016, the net market value of the foreign currency exchange contracts was a net asset of $590, consisting of $725 in assets and $135 in liabilities. As of December 27, 2014, the net market value of the foreign currency exchange contracts was a net asset of $2,124, consisting of $2,362 in assets and $238 in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts for the three months ended January 2, 2016 and December 27, 2014, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended
(in thousands)	January 2, 2016	December 27, 2014
Beginning unrealized net gain (loss) in AOCI	$608	$1,414
Net (gain) loss reclassified into revenue (effective portion)	(150)	(1,698)
Net gain (loss) recognized in OCI (effective portion)	211	2,262
Ending unrealized net gain (loss) in AOCI	$669	$1,978

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $1 in both of the three months ended January 2, 2016 and December 27, 2014. As of January 2, 2016 and December 27, 2014, the amount projected to be reclassified from AOCI into earnings in the next twelve months was a net gain of $624 and $1,966, respectively. The maximum remaining maturity of any forward or optional contract as of January 2, 2016 and December 27, 2014 was 1.5 and 2.5 years, respectively.

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

As of January 2, 2016 and December 27, 2014, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $63,777 and $88,337, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of January 2, 2016 and December 27, 2014 was $16,233 and $26,948, respectively. As of January 2, 2016 and December 27, 2014, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $17 and a net asset of $63, respectively.

The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts for the three months ended January 2, 2016 and December 27, 2014 was as follows:

	Three Months Ended
(in thousands)	January 2, 2016	December 27, 2014
Net (loss) gain recognized in other (expense) income, net	$(91)	$338

NOTE 10     FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	January 2, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$-	$725	$-	$725
Total assets	$-	$725	$-	$725

Liabilities
Currency contracts[1]	$-	$152	$-	$152
Total liabilities	$-	$152	$-	$152

	October 3, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$-	$841	$-	$841
Total assets	$-	$841	$-	$841

Liabilities
Currency contracts[1]	$-	$639	$-	$639
Total liabilities	$-	$639	$-	$639

[1]	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments. See Note 9 for additional information on derivative financial instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain financial instruments at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets and other long-lived assets acquired either as part of a business acquisition, individually or with a group of other assets, as well as property and equipment. These assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements and new product introductions. Fair value measurements of the reporting units associated with our goodwill balances are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with our intangible assets, other long-lived assets and property and equipment are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. See Note 6 for additional information on goodwill, intangible assets, other long-lived assets and property and equipment.

Assets and Liabilities Not Measured at Fair Value

Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings.

NOTE 11      OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), a component of shareholders’ equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of other comprehensive income (loss) for the three months ended January 2, 2016 and December 27, 2014 was as follows:

	Three Months Ended
	January 2, 2016
(in thousands)	Pretax	Tax	Net
Foreign currency translation
gain (loss) adjustments	$(2,418)	$-	$(2,418)
Derivative instruments
Unrealized net gain (loss)	211	(76)	135
Net (gain) loss reclassified to earnings	(150)	55	(95)
Defined benefit pension plan
Unrealized net gain (loss)	176	(53)	123
Net (gain) loss reclassified to earnings	145	(44)	101
Currency exchange rate gain (loss)	150	-	150
Other comprehensive income (loss)	$(1,886)	$(118)	$(2,004)

	Three Months Ended
	December 27, 2014
(in thousands)	Pretax	Tax	Net
Foreign currency translation
gain (loss) adjustments	$(4,812)	$-	$(4,812)
Derivative instruments
Unrealized net gain (loss)	2,262	(818)	1,444
Net (gain) loss reclassified to earnings	(1,698)	616	(1,082)
Defined benefit pension plan
Unrealized net gain (loss)	553	(167)	386
Net (gain) loss reclassified to earnings	136	(41)	95
Currency exchange rate gain (loss)	318	-	318
Other comprehensive income (loss)	$(3,241)	$(410)	$(3,651)

The changes in the net-of-tax balances of each component of AOCI during the three months ended January 2, 2016 and December 27, 2014 were as follows:

	Three Months Ended
	January 2, 2016
(in thousands)	Foreign Currency Translation Adjustments	Unrealized Derivative Instrument Adjustments	Defined Benefit Pension Plan Adjustments	Total
Beginning balance	$1,005	$386	$(6,968)	$(5,577)
Other comprehensive net
gain (loss) reclassifications	(2,418)	135	273	(2,010)
Net (gain) loss reclassified to earnings	-	(95)	101	6
Other comprehensive income (loss)	(2,418)	40	374	(2,004)
Ending balance	$(1,413)	$426	$(6,594)	$(7,581)

	Three Months Ended
	December 27, 2014
	Foreign	Unrealized	Defined
	Currency	Derivative	Benefit
	Translation	Instrument	Pension Plan
(in thousands)	Adjustments	Adjustments	Adjustments	Total
Beginning balance	$12,220	$898	$(7,294)	$5,824
Other comprehensive net
gain (loss) reclassifications	(4,812)	1,444	704	(2,664)
Net (gain) loss reclassified to earnings	-	(1,082)	95	(987)
Other comprehensive income (loss)	(4,812)	362	799	(3,651)
Ending balance	$7,408	$1,260	$(6,495)	$2,173

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI for the three months ended January 2, 2016 and December 27, 2014 were as follows:

	Three Months Ended		Affected Line Item in the
(in thousands)	January 2, 2016	December 27, 2014	Consolidated Statements of Income
Derivative instruments
Currency exchange contracts gain (loss)	$150	$1,698	Revenue
Income tax benefit (expense)	(55)	(616)	Provision for income taxes
Total net gain (loss) on
derivative instruments	95	1,082	Net income

Defined benefit pension plan
Actuarial gain (loss)	(79)	(75)	Cost of sales
Actuarial gain (loss)	(41)	(38)	Selling and marketing
Actuarial gain (loss)	(25)	(23)	General and administrative
Total actuarial gain (loss)	(145)	(136)	Income before income taxes
Income tax benefit (expense)	44	41	Provision for income taxes
Total net gain (loss) on pension plan	(101)	(95)	Net income

Total net-of-tax reclassifications out of
AOCI included in net income	$(6)	$987

NOTE 12      FINANCING

Short-term borrowings as of January 2, 2016 and October 3, 2015 consisted of the following:

	January 2,	October 3,
(in thousands)	2016	2015
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, in effect at January 2, 2016, maturing January 2016, with optional
month-to-month term renewal and loan repricing until September 2019	$25,000	$10,000

Swingline loan, 3.50% p.a., in effect January 2, 2016, with optional
renewal and loan repricing until September 2019	$5,000	-

Bank line of credit, monthly Euro LIBOR plus 100 basis points, in effect at January 2, 2016, maturing January 2016, with optional
month-to-month term renewal and loan repricing until September 2019	$10,941	11,183
Total short-term borrowings	$40,941	$21,183

Our credit facility provides up to $200,000 for working capital financing, permitted acquisitions, share purchases and other general corporate purposes. The credit facility expires in September 2019. As of January 2, 2016 and October 3, 2015, outstanding borrowings under the credit facility were $40,941 and $21,183, respectively. As of January 2, 2016, the interest rate applicable to outstanding variable rate credit facility borrowings was 0.61%. As of October 3, 2015, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.20%, the monthly U.S. LIBOR plus 100 basis points. As of January 2, 2016, we had outstanding letters of credit drawn from the credit facility totaling $17,864, leaving $141,195 of unused borrowing capacity. As of October 3, 2015, we had outstanding letters of credit drawn from the credit facility totaling $12,008, leaving approximately $166,809 of unused borrowing capacity.

NOTE 13      INCOME TAXES

As of January 2, 2016, our liability for unrecognized tax benefits was $6,898, of which $3,467 would favorably affect our effective tax rate, if recognized. As of October 3, 2015, our liability for unrecognized tax benefits was $5,649, of which $2,265 would favorably affect our effective tax rate, if recognized. As of January 2, 2016, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which made the United States Research and Development (R&D) tax credit permanent as of January 1, 2015. As a result of this legislation, we recognized a discrete tax benefit of $2,283 during the three months ended January 2, 2016.

NOTE 14      EMPLOYEE BENEFIT PLANS

One of our German subsidiaries has a non-contributory, defined benefit retirement plan for eligible employees. This plan provides benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability or death, as defined in the plan. We use a September 30 measurement date for this defined benefit retirement plan.

We recognize the funded status of the defined benefit pension in our Consolidated Balance Sheets, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure the plan’s assets and obligations that determine the plan’s funded status as of the end of our fiscal year.

Net periodic benefit costs for our defined benefit retirement plan for the three months ended January 2, 2016 and December 27, 2014 included the following components:

	Three Months Ended
	January 2,	December 27,
(in thousands)	2016	2014
Service cost	$239	$233
Interest cost	150	172
Expected return on plan assets	(253)	(273)
Net amortization and deferral	144	136
Net periodic benefit cost	$280	$268

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three months ended January 2, 2016 and December 27, 2014 was 5.5% and 5.5%, respectively.

NOTE 15      SEVERANCE AND RELATED COSTS

During the third quarter of fiscal year 2014, we initiated workforce and other cost reduction actions at certain of our locations in the U.S. and Europe. No severance and related costs were recognized during the three months ended January 2, 2016 or December 27, 2014.

The following table summarizes the severance and related costs included in our Consolidated Balance Sheets as of January 2, 2016 and October 3, 2015.

	January 2,	October 3,
(in thousands)	2016	2015
Accrued payroll and related costs	$380	$497
Other long-term liabilities	944	1,051
Total severance and related costs	$1,324	$1,548

NOTE 16      BUSINESS ACQUSITIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in ten sections:

•	Overview

•	Company Strategy

•	Financial Results

•	Cash Flow Comparison

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Recently Issued Accounting Pronouncements

•	Other Matters

•	Forward-Looking Statements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. All dollar amounts are in thousands (unless otherwise noted).

Overview

MTS Systems Corporation is a leading global supplier of high-performance test systems and position sensors. Our testing hardware and software solutions help customers accelerate and improve design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products and structures. Our high-performance position sensors provide controls for a variety of industrial and vehicular applications. As of October 3, 2015, we had 2,400 employees and revenue of $563,934 for the fiscal year.

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

Company Strategy

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

We are working toward our goals of sustained double-digit growth in annual revenue, margin expansion and mid-to-upper teens for return on invested capital (ROIC). Economic conditions and the competitive environment will impact the timing of when the goals are achieved. There are four primary opportunities to enable us to achieve these goals:

•	Expanding service offerings in our Test business;

•	Growth in composite materials which drives new testing requirements and technologies;

•	Development of intelligent machines which provides opportunity in the Sensors mobile hydraulics market; and

•	Mergers and acquisitions.

We believe that our business model supports achieving our double digit growth milestone assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers around the world. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capabilities are essential. We invested significantly in the fiscal years ended September 28, 2013 and September 27, 2014, moderately in fiscal year ended October 3, 2015 and will continue to moderately invest in future years.

Financial Results

Total Company

Results of Operations

The following table compares results of operations for the three months ended January 2, 2016 and December 27, 2014, separately identifying the estimated impact of currency translation.

	Three Months Ended
		Estimated
(in thousands)	January 2, 2016	Business Change	Currency Translation	December 27, 2014
Revenue	$140,501	$3,999	$(6,082)	$142,584
Cost of sales	87,990	6,470	(4,233)	85,753
Gross profit	52,511	(2,471)	(1,849)	56,831
Gross margin	37.4%			39.9%

Operating expenses
Selling and marketing	20,654	229	(829)	21,254
General and administrative	12,962	(917)	(323)	14,202
Research and development	5,294	(186)	(84)	5,564
Total operating expenses	38,910	(874)	(1,236)	41,020
Income from operations	$13,601	$(1,597)	$(613)	$15,811

Revenue

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Revenue	$140,501	$142,584	$(2,083)	(1.5%)

Revenue declined due to the unfavorable impact of currency translation and lower Sensors revenue, partially offset by higher Test revenue. Excluding the impact of currency translation, revenue increased 2.8%. Test revenue increased $725 due to higher service revenue and a greater revenue conversion from the high opening backlog at year-end, partially offset by the unfavorable impact of currency translation of 3.7%. Sensors revenue declined $2,808 driven by a 6.9% unfavorable impact of currency translation and lower sales volumes in all regions.

Gross Profit

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Gross profit	$52,511	$56,831	$(4,320)	(7.6%)
Gross margin	37.4%	39.9%

Gross profit declined primarily due to higher compensation expense in Test and Sensors, the continued investment in systems in Test and the negative impact of currency translation. Excluding the impact of currency translation, the gross margin rate decreased by 2.8 percentage points primarily driven by higher compensation expense from the investment in labor and merit increases in Test and Sensors, the continued investment in systems in Test and unfavorable leverage from lower sales volumes in Sensors due to industrial market weakness across the globe.

Selling and Marketing Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Selling and marketing	$20,654	$21,254	$(600)	(2.8%)
% of Revenue	14.7%	14.9%

Selling and marketing expense decreased due to the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 1.1% driven by investments in labor to support order growth in Test, partially offset by lower compensation expense due to cost containment measures in Sensors.

General and Administrative Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
General and administrative	$12,962	$14,202	$(1,240)	(8.7%)
% of Revenue	9.2%	10.0%

General and administrative expense decreased due to a reduction in legal costs, the favorable impact of currency translation and lower compensation expense from headcount reductions.

Research and Development Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Research and development	$5,294	$5,564	$(270)	(4.9%)
% of Revenue	3.8%	3.9%

Research and development (R&D) expense declined primarily due to lower compensation expense from the redeployment of Test R&D employees to continuing engineering projects and a reduction in Sensors R&D project spending.

Income from Operations

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Income from operations	$13,601	$15,811	$(2,210)	(14.0%)
% of Revenue	9.7%	11.1%

Income from operations declined primarily due to lower gross profit, partially offset by a reduction in operating expenses.

Interest Income (Expense), Net

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Interest income (expense), net	$(201)	$(167)	$(34)	(20.4%)

Interest income (expense), net was higher due to a decline in the yields from our China money market funds.

Other Income (Expense), Net

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Other income (expense), net	$(310)	$(759)	$449	59.2%

The reduction in other income (expense), net was primarily driven by a decrease in the losses on foreign currency transactions.

Provision for Income Taxes

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Provision for income taxes	$1,316	$1,099	$217	19.7%
Effective Rate	10.1%	7.4%

The increased provision for income taxes during the three months ended January 2, 2016 was primarily due to an increase in the effective tax rate, partially offset by a decrease in income before income taxes. The effective tax rate was lower during the three months ended December 27, 2014 due to the favorable resolution of audit matters in connection with the IRS examination of tax years ending October 1, 2011 and September 29, 2012, which resulted in a tax benefit of $1,836. In addition, we recognized a tax benefit of $2,098 during the three months ended December 27, 2014 due to the enactment of tax legislation on December 19, 2014 that retroactively extended the United States research and development (R&D) tax credit. The effective tax rate for the three months ended January 2, 2016 includes tax benefits due to the enactment of legislation on December 18, 2015 that made the R&D tax credit permanent as of January 1, 2015. These benefits include a discrete benefit of $2,283 related to the reinstatement of the R&D tax credit.

Net Income

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands, except per share data)	2016	2014	$	%
Net income	$11,774	$13,786	$(2,012)	(14.6%)
Diluted earnings per share	$0.78	$0.90	$(0.12)	(13.3%)

Net income declined due to lower gross profit, partially offset by a reduction in operating expenses. Discrete tax benefits in the three months ended December 27, 2014 of $1,836 for the favorable IRS audit resolution had a $0.11 impact on diluted earnings per share (EPS). Excluding the previously mentioned discrete tax benefit from the three months ended December 27, 2014, EPS would have declined $0.01 compared to the prior year.

Orders and Backlog

Orders

The following table compares orders for the three months ended January 2, 2016 and December 27, 2014, separately identifying the estimated impact of currency translation.

	Three Months Ended
		Estimated
	January 2,	Business	Currency	December 27,
(in thousands)	2016	Change	Translation	2014
Orders	$168,209	$37,663	$(4,787)	$135,333

Orders were up 24.3% driven by strong orders in Asia and the Americas, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, orders increased 27.8%. Orders for the three months ended January 2, 2016 and December 27, 2014 included three large orders (equal to or in excess of $5,000) totaling $30,583 and one large order totaling $5,150, respectively.

Backlog

Backlog of undelivered orders as of January 2, 2016 was $373,074, an increase of 18.9% compared to $313,740 as of December 27, 2014. The majority of the backlog is attributable to Test. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations.

Segment Results

Test Segment

Results of Operations

The following table compares results of operations for the three months ended January 2, 2016 and December 27, 2014 for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended
		Estimated
	January 2,	Business	Currency	December 27,
(in thousands)	2016	Change	Translation	2014
Revenue	$118,810	$5,126	$(4,401)	$118,085
Cost of sales	77,791	6,825	(3,376)	74,342
Gross profit	41,019	(1,699)	(1,025)	43,743
Gross margin	34.5%			37.0%

Operating expenses
Selling and marketing	16,423	504	(515)	16,434
General and administrative	10,286	(989)	(215)	11,490
Research and development	3,923	80	-	3,843
Total operating expenses	30,632	(405)	(730)	31,767
Income from operations	$10,387	$(1,294)	$(295)	$11,976

Revenue

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Revenue	$118,810	$118,085	$725	0.6%

Revenue increased primarily due to higher service revenue and a greater revenue conversion from the high opening backlog at our fiscal year ended October 3, 2015, mostly offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 4.3% as the increase in revenue in the Asia and Europe regions was partially offset by revenue declines in the Americas region.

Gross Profit

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Gross profit	$41,019	$43,743	$(2,724)	(6.2%)
Gross margin	34.5%	37.0%

Gross profit declined primarily due to investments in engineering resources and systems to better position Test for future growth and the negative impact of currency translation. Excluding the impact of currency translation, the gross margin rate decreased 2.9 percentage points driven by higher compensation expense from the investment in engineering resources and merit increases, as well as the continued investment in systems.

Selling and Marketing Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Selling and marketing	$16,423	$16,434	$(11)	(0.1%)
% of Revenue	13.8%	13.9%

Selling and marketing expense was relatively flat as the favorable impact of currency translation was fully offset by the investment in labor to support order growth.

General and Administrative Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
General and administrative	$10,286	$11,490	$(1,204)	(10.5%	)
% of Revenue	8.7%	9.7%

General and administrative expense decreased primarily due to the reduction in legal costs, lower compensation expense from headcount reductions and the favorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense decreased 8.6%.

Research and Development Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Research and development	$3,923	$3,843	$80	2.1%
% of Revenue	3.3%	3.3%

Research and development (R&D) expense increased slightly due to higher compensation expense from headcount additions, partially offset by the redeployment of R&D employees to continuing engineering projects.

Income from Operations

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Income from operations	$10,387	$11,976	$(1,589)	(13.3%	)
% of Revenue	8.7%	10.1%

Income from operations declined due to investments in the business to drive future growth, partially offset by a reduction in general and administrative expense.

Orders and Backlog

Orders

The following table compares orders for the three months ended January 2, 2016 and December 27, 2014 for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended
		Estimated
	January 2,	Business	Currency	December 27,
(in thousands)	2016	Change	Translation	2014
Orders	$147,560	$40,150	$(3,255)	$110,665

Orders were up 33.3%, a record quarter for Test, driven by strong orders in the Americas and Asia regions, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, orders increased 36.3%. The increase was driven by continued strong demand in aerodynamics and durability testing in the ground vehicles market, as well as demand for civil seismic testing in Asia. Orders for the three months ended January 2, 2016 and December 27, 2014 included three large orders (equal to or in excess of $5,000) totaling $30,583 and one large order totaling $5,150, respectively.

Backlog

Backlog of undelivered orders as of January 2, 2016 was $361,033, an increase of 21.3% compared to $297,520 as of December 27, 2014.

Sensors Segment

Results of Operations

The following table compares results of operations for the three months ended January 2, 2016 and December 27, 2014 for Sensors, separately identifying the estimated impact of currency translation.

	Three Months Ended
		Estimated
(in thousands)	January 2, 2016	Business Change	Currency Translation	December 27, 2014
Revenue	$21,691	$(1,127)	$(1,681)	$24,499
Cost of sales	10,199	(355)	(857)	11,411
Gross profit	11,492	(772)	(824)	13,088
Gross margin	53.0%			53.4%

Operating expenses
Selling and marketing	4,231	(275)	(314)	4,820
General and administrative	2,676	72	(108)	2,712
Research and development	1,371	(266)	(84)	1,721
Total operating expenses	8,278	(469)	(506)	9,253
Income from operations	$3,214	$(303)	$(318)	$3,835

Revenue

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Revenue	$21,691	$24,499	$(2,808)	(11.5%	)

The decrease in revenue was primarily driven by the negative impact of currency translation and lower sales volumes. Excluding the impact of currency translation, Sensors revenue was down 4.6% due to lower sales volumes in all regions. Sensors sales were negatively affected by industrial market weakness around the globe, specifically in the heavy industrial machine steel, fluid power and oil and gas markets.

Gross Profit

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Gross profit	$11,492	$13,088	$(1,596)	(12.2%	)
Gross margin	53.0%	53.4%

Gross profit declined primarily due to the unfavorable impact of currency translation and lower sales volumes from the weak industrial market. Excluding the impact of currency translation, the gross margin rate declined 0.7 percentage points driven by unfavorable leverage from lower sales volumes and higher compensation expense for merit increases and headcount additions.

Selling and Marketing Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Selling and marketing	$4,231	$4,820	$(589)	(12.2%	)
% of Revenue	19.5%	19.7%

The decrease in selling and marketing expense was primarily driven by the favorable impact of currency translation, lower compensation expense and reduced travel expense as part of cost containment measures. Excluding the impact of currency translation, selling and marketing expense declined 5.7%.

General and Administrative Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
General and administrative	$2,676	$2,712	$(36)	(1.3%	)
% of Revenue	12.3%	11.1%

General and administrative expense decreased slightly primarily due to the favorable impact of currency translation, mostly offset by increased compensation expense for headcount additions made throughout the fiscal year ended October 3, 2015. Excluding the impact of currency translation, general and administrative expense increased 2.7%.

Research and Development Expense

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Research and development	$1,371	$1,721	$(350)	(20.3%	)
% of Revenue	6.3%	7.0%

The decrease in R&D expense was primarily driven by lower compensation and a reduction in R&D project spending as part of cost containment measures and the favorable impact of currency translation. Excluding the impact of currency translation, R&D expense decreased 15.5%.

Income from Operations

	Three Months Ended
	January 2,	December 27,	Increased / (Decreased)
(in thousands)	2016	2014	$	%
Income from operations	$3,214	$3,835	$(621)	(16.2%	)
% of Revenue	14.8%	15.7%

Income from operations declined due to lower revenue, partially offset by a reduction in operating expenses.

Orders and Backlog

Orders

The following table compares orders for the three months ended January 2, 2016 and December 27, 2014 for Sensors, separately identifying the estimated impact of currency translation.

	Three Months Ended
		Estimated
	January 2,	Business	Currency	December 27,
(in thousands)	2016	Change	Translation	2014
Orders	$20,649	$(2,487)	$(1,532)	$24,668

Orders were down 16.3% driven by lower sales volumes in all regions due to the weak industrial market and the unfavorable impact of currency translation. Excluding the impact of currency translation, orders decreased 10.1%.

Backlog

Backlog of undelivered orders as of January 2, 2016 was $12,041, a decrease of 25.8% compared to $16,220 as of December 27, 2014.

Cash Flow Comparison

Total cash and cash equivalents increased $7,519 for the three months ended January 2, 2016 primarily driven by $19,758 received through short-term borrowings, $11,774 of net income and $4,945 in depreciation and amortization. The increase was partially offset by purchases of our common stock of $12,356, investment in property and equipment of $6,662 and dividend payments of $4,450.

Total cash and cash equivalents decreased $5,052 for the three months ended December 27, 2014 primarily due to purchase of our common stock of $12,804, $6,166 for increased working capital requirements, dividend payments of $4,561 and investment in property and equipment of $4,474. The decrease was partially offset by $13,786 of net income, $5,195 in depreciation and amortization and $5,000 received through short-term borrowings.

Cash flows from operating activities provided cash of $10,846 and $12,945 for the three months ended January 2, 2016 and December 27, 2014, respectively.

Cash provided by operating activities for the three months ended January 2, 2016 was primarily generated from $13,272 increased advanced payments received from customers driven by the strong orders in the three months ended October 3, 2015 and January 2, 2016, $11,774 net income and $4,945 depreciation and amortization. The cash received was partially offset by $6,735 in increased accounts and unbilled contracts receivables resulting from general timing of billing and collections, $4,924 in increased inventories to support future revenue, $2,349 of increased prepayment of expenses and $2,222 in decreased compensation and benefits due to timing of payroll.

Cash provided by operating activities for the three months ended December 27, 2014 was primarily generated from $13,786 net income, $8,405 increased advanced payments received from customers driven by the mix of orders in the quarter, $5,195 depreciation and amortization and $2,901 in increased accounts payable resulting from general timing of purchases and payments. The cash received was partially offset by $10,727 in increased accounts and unbilled receivables resulting from general timing of billing and collections and $6,745 in increased inventories to support future revenue.

Cash flows from investing activities used cash of $6,662 and $4,474 for the three months ended January 2, 2016 and December 27, 2014, respectively, for the purchase of property and equipment to support business growth.

Cash flows from financing activities provided cash of $4,219 for the three months ended January 2, 2016 compared to the use of cash for the three months ended December 27, 2014 of $11,303.

Cash provided by financing activities for the three months ended January 2, 2016 was primarily generated from $19,758 of borrowing on our credit facility and $1,199 of proceeds received in connection with stock option exercises and share purchases under our employee stock purchase plan. The cash received was partially offset by the purchase of 182,942 shares under our share purchase program and 12,543 shares related to stock-based compensation arrangements for $12,356, as well as to pay dividends of $4,450.

Cash used by financing activities for the three months ended December 27, 2014 was primarily driven by the purchase of 181,324 shares under our share purchase program and 7,744 shares related to stock-based compensation arrangements for $12,804, as well as to pay dividends of $4,561. The usage was partially offset by $5,000 proceeds from short-term borrowings on our credit facility and $969 received in connection with stock option exercises.

Liquidity and Capital Resources

We had cash and cash equivalents of $59,287 as of January 2, 2016. Of this amount, approximately $5,494 was located in North America, $26,578 in Europe and $27,215 in Asia. Of the $53,793 of cash located outside of North America, approximately $24,934 is not available for use in the U.S. without the incurrence of U.S. federal and state income tax.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. At January 2, 2016, we held no short-term investments.

At January 2, 2016, our capital structure was comprised of $40,941 in short-term debt and $253,997 in shareholders’ equity. The borrowings on the credit facility include, at our discretion, optional month-to-month term renewals and loan repricing until September 2019. Under the terms of the credit facility, we have agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At January 2, 2016, we were in compliance with these financial covenants.

Shareholders’ equity decreased by $4,145 during the three months ended January 2, 2016, primarily due to $12,356 in purchases of our common stock and $4,450 in dividends declared, partially offset by net income of $11,774.

Off-Balance Sheet Arrangements

As of January 2, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), which require us to make estimates and assumptions in certain circumstances that affect amounts reported. The preparation of these financial statements requires us to make estimates and assumptions, giving due consideration to materiality, that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information, see “Summary of Significant Accounting Policies” under Note 1 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other Matters

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

Debt Covenants

Our unsecured credit facility includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. As of January 2, 2016 and October 3, 2015, we were in compliance with these financial covenants.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services or planned merger or acquisition activity; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history; and (v) statements regarding products, their characteristics, our geographic footprint, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $5,744 for the three months ended January 2, 2016.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $667 in the three months ended January 2, 2016 and a net loss of $1,179 in the three months ended December 27, 2014. See Note 9 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As of January 2, 2016, we had cash and cash equivalents of $59,287, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1 to 89 days. A hypothetical increase or decrease of 1 percentage point in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $141 for the three months ended January 2, 2016.

Our short-term borrowings outstanding as of January 2, 2016 consisted of $40,941 utilization of the revolving credit facility. Borrowings under the credit facility require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical increase or decrease of 1 percentage point in interest rates, assuming all other variables were held constant, would increase or decrease interest expense by approximately $84 for the three months ended January 2, 2016.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 2, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, our disclosure controls and procedures were not effective as of January 2, 2016.

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

(b)	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We are committed to remediating the control deficiencies that gave rise to the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

To remediate the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual report on Form 10-K for the fiscal year ended October 3, 2015, we are performing a complete review of our revenue recognition controls and procedures by members of our management team with the requisite level of accounting knowledge, experience and training and will include a review with an external party to evaluate the sufficiency of those controls and procedures. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under U.S. GAAP on a consistent basis throughout the Company.

We are developing an internal communications protocol among all individuals in the organization responsible for performing control activities with respect to revenue recognition and are enhancing our own internal monitoring of the effectiveness of our revenue recognition control activities.

Further, we are implementing new procedures in our sales and contracting processes to include identification of specific deliverables contained within multiple element revenue arrangements, and to defer the revenue associated with the undelivered elements determined to be separable from the delivered elements in the arrangement. These measures include the hiring of new personnel, as well as providing additional training for existing personnel.

(c)	Changes in Internal Control Over Financial Reporting

Other than the actions taken as described above under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting,” there were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to implement the remediation plan outlined above to remediate the material weaknesses identified as part of our annual controls assessment disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Government Investigation

As previously reported by us with disclosures starting in March 2012, we investigated certain gift, travel, entertainment and other expenses incurred in connection with some of our operations in the Asia-Pacific region. This investigation focused on possible violations of Company policy, corresponding internal control issues and possible violations of applicable law, including the Foreign Corrupt Practices Act. Substantial investigative work was completed on this matter and we took remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our South Korea office. We voluntarily disclosed this matter to the Department of Justice and the SEC (the Agencies). We presented the results of our investigation and our corrective actions to representatives of the Agencies on January 16, 2013. We also investigated certain business practices in China. The investigation had a similar focus to the prior investigation described above. We have updated the Agencies regarding the China investigation and we took certain initial remedial actions, including changes to internal control procedures and removing certain persons formerly employed in our China business. We cannot predict the outcome of the matters described in this paragraph at this time or whether these matters will have a material adverse impact on our business prospects, financial condition, operating results or cash flows.

Litigation

We are subject to various claims, legal actions and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of January 2, 2016 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents repurchases of our equity securities we made during the three months ended January 2, 2016.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares
			Part of	that May Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	per Share	Programs	Programs
October 4, 2015 - November 7, 2015	67,319	$63.80	67,319	663,843
November 8, 2015 - December 5, 2015	59,370	$64.66	59,370	604,473
December 6, 2015 - January 2, 2016	56,253	$61.71	56,253	548,220
Total	182,942	$63.44	182,942

We repurchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the three months ended January 2, 2016, our share purchases were executed under a 2,000,000 share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 6.  Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date: February 9, 2016	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2016	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

