Form 10-Q
period 2016-04-02
MTS SYSTEMS CORP
filed 2016-05-10
CIK 68709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-02382

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

As of May 6, 2016, there were 14,753,051 shares of Common Stock outstanding.

MTS Systems Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 2, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	April 2, 2016	October 3, 2015
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$63,347	$51,768
Accounts receivable, net of allowance for doubtful accounts of $3,546 and $3,411, respectively	96,193	89,829
Unbilled accounts receivable	73,924	77,519
Inventories	95,988	86,303
Prepaid expenses and other current assets	17,920	8,104
Deferred income taxes	14,863	14,190
Total current assets	362,235	327,713
Property and equipment, net	82,586	80,454
Goodwill	26,917	27,677
Intangible assets, net	20,583	19,706
Other assets	2,779	2,010
Deferred income taxes	3,278	3,271
Total assets	$498,378	$460,831

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$21,387	$21,183
Accounts payable	37,311	32,994
Accrued payroll and related costs	28,263	27,938
Advance payments from customers	98,393	65,734
Accrued warranty costs	4,872	4,695
Accrued income taxes	2,577	3,273
Deferred income taxes	994	990
Accrued dividends	4,360	-
Other accrued liabilities	18,716	19,845
Total current liabilities	216,873	176,652
Deferred income taxes	9,361	8,154
Non-current accrued income taxes	6,848	5,649
Defined benefit pension plan obligation	8,069	7,784
Other long-term liabilities	5,026	4,450
Total liabilities	246,177	202,689

Shareholders’ Equity
Common stock, $0.25 par value; 64,000 shares authorized: 14,728 and 14,932 shares issued and outstanding as of April 2, 2016 and October 3, 2015, respectively	3,682	3,733
Additional paid-in capital	-	4,275
Retained earnings	253,868	255,711
Accumulated other comprehensive income (loss)	(5,349)	(5,577)
Total shareholders’ equity	252,201	258,142
Total liabilities and shareholders’ equity	$498,378	$460,831

Note: The Consolidated Balance Sheet as of October 3, 2015 has been derived from the audited consolidated financial statements at that date.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015

Revenue
Product	$116,565	$124,436	$235,866	$248,917
Service	20,533	19,519	41,733	37,622
Total Revenue	137,098	143,955	277,599	286,539
Cost of Sales
Product	79,115	75,691	153,779	151,223
Service	12,839	11,722	26,165	21,943
Total Cost of Sales	91,954	87,413	179,944	173,166
Gross Profit	45,144	56,542	97,655	113,373
Operating Expenses
Selling and marketing	21,002	20,304	41,656	41,558
General and administrative	14,019	12,794	26,981	26,996
Research and development	5,752	5,689	11,046	11,253
Total Operating Expenses	40,773	38,787	79,683	79,807
Income From Operations	4,371	17,755	17,972	33,566
Interest income (expense), net	(257)	(273)	(458)	(440)
Other income (expense), net	107	(607)	(203)	(1,366)
Income Before Income Taxes	4,221	16,875	17,311	31,760
Provision for income taxes	1,223	5,169	2,539	6,268
Net Income	$2,998	$11,706	$14,772	$25,492

Earnings per share
Basic
Earnings per share	$0.20	$0.78	$1.00	$1.69
Weighted average common shares outstanding	14,756	14,986	14,808	15,047

Diluted
Earnings per share	$0.20	$0.77	$0.99	$1.68
Weighted average common shares outstanding	14,851	15,155	14,925	15,212

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015

Net income	$2,998	$11,706	$14,772	$25,492
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	3,286	(6,338)	868	(11,150)
Derivative instruments
Unrealized net gain (loss)	(724)	553	(589)	1,997
Net (gain) loss reclassified to earnings	84	(697)	(11)	(1,779)
Defined benefit pension plan
Unrealized net gain (loss)	(245)	901	(122)	1,287
Net (gain) loss reclassified to earnings	101	86	202	181
Currency exchange rate gain (loss)	(270)	640	(120)	958
Other comprehensive income (loss)	2,232	(4,855)	228	(8,506)
Comprehensive income	$5,230	$6,851	$15,000	$16,986

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	April 2,	March 28,
	2016	2015
Cash Flows from Operating Activities
Net income	$14,772	$25,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	3,523	3,922
Excess tax benefits from stock-based compensation	(171)	(467)
Net periodic pension benefit cost	564	511
Depreciation and amortization	9,886	10,354
Deferred income taxes	580	5,233
Bad debt provision (recovery), net	163	639
Changes in operating assets and liabilities
Accounts and unbilled contracts receivable	(2,100)	(9,407)
Inventories	(9,352)	(6,761)
Prepaid expenses	(2,968)	(3,297)
Accounts payable	3,635	10,283
Accrued payroll and related costs	185	(5,852)
Advance payments from customers	32,494	1,478
Accrued warranty costs	175	1,087
Other assets and liabilities	(10,532)	2,407
Net Cash Provided by (Used in) Operating Activities	40,854	35,622
Cash Flows from Investing Activities
Purchases of property and equipment	(11,197)	(9,132)
Proceeds from sale of property and equipment	1,320	-
Net Cash Provided by (Used in) Investing Activities	(9,877)	(9,132)
Cash Flows from Financing Activities
Receipts under short-term borrowings	20,000	10,871
Payments under short-term borrowings	(20,000)	(26)
Excess tax benefits from stock-based compensation	171	467
Cash dividends	(4,513)	(9,079)
Proceeds from exercise of stock options and employee stock purchase plan	2,560	3,370
Payments to purchase and retire common stock	(18,362)	(26,370)
Net Cash Provided by (Used in) Financing Activities	(20,144)	(20,767)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	746	(4,861)
Cash and Cash Equivalents
Increase (decrease) during the period	11,579	862
Balance, beginning of period	51,768	60,397
Balance, end of period	$63,347	$61,259

Supplemental Disclosures of Cash Flows
Cash paid during the period for
Interest	$349	$451
Income taxes	$8,338	$8,319
Non-cash financing activities
Dividends declared not yet paid	$4,360	$4,407

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

We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 filed with the SEC. Interim results of operations for the second fiscal quarter ended April 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

We have a 5-4-4 week accounting cycle with the fiscal year ending on the Saturday closest to September 30. Fiscal year 2016 ending on October 1, 2016 will consist of 52 weeks. Fiscal year 2015 ended on October 3, 2015 consisted of 53 weeks.

NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and in August 2015, issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which amended ASU No. 2014-09 as to the effective date of the standard. The guidance, as amended, clarifies the principles for revenue recognition in transactions involving contracts with customers. The new revenue recognition guidance provides a five-step analysis to determine when and how revenue is recognized. The new guidance will require revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross Revenue versus Net), to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance, as amended, defers the mandatory effective date of the new revenue recognition standard by one year. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which modifies existing requirements regarding classification of debt issuance costs. The new guidance requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This change will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied retrospectively with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. We have not yet evaluated the impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The standard allows for a plan with a fiscal year end that does not coincide with the end of the calendar month to measure its investments and investment-related accounts using the month end closest to its fiscal year end. In previous guidance, the measurement date was required to coincide with the fiscal year end. The standard is required to be adopted for annual periods beginning after December 15, 2015, which is our fiscal year 2017. The amendment is to be applied prospectively with early adoption permitted. We have not yet evaluated the impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. The provisional amounts and the related impact on earnings are adjusted by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 824), which requires lessees to recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability on the balance sheet for all leases with terms greater than 12 months. Lessees can forgo recognizing a right-of-use asset and lease liability with lease terms of 12 months or less on the balance sheet through accounting policy elections as long as the lease does not include options to purchase the underlying assets that is reasonably certain to be exercised. The new guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The amendment is to be applied using a modified retrospective approach, which includes a number of optional practical expedients. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which amends existing guidance on extinguishing financial liabilities for certain prepaid stored-value products. The new standard requires recognition of the expected breakage amount or the value that is ultimately not redeemed either proportionally in earnings as redemption occurs or when redemption is remote, if issuers are not entitled to breakage. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The amendment is to be applied either using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the year or retrospectively to each period presented. Early adoption is permitted. We currently evaluating the impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of accounting for share-based compensation arrangements, including modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on share-based compensation, classification on the statement of cash flows and forfeitures. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal 2018. Certain aspects of the amendment are to be applied using a retrospective transition method, while others are to be applied either prospectively or retrospectively. Early adoption is permitted, but all amendments must be adopted in the same period and must be reflected as of the beginning of the fiscal year that includes the interim period. We have not yet evaluated the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

NOTE 3          INVENTORIES

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories were as follows:

	April 2,	October 3,
(in thousands)	2016	2015
Customer projects in various stages of completion	$29,346	$24,571
Components, assemblies and parts	66,642	61,732
Total	$95,988	$86,303

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

Warranty provisions and claims were as follows:

	Three Months Ended		Six Months Ended
	April 2,	March 28,	April 2,	March 28,
(in thousands)	2016	2015	2016	2015
Beginning balance	$4,302	$5,188	$4,695	$4,286
Warranty claims	(1,246)	(1,039)	(2,681)	(2,535)
Warranty provisions	1,811	1,145	2,856	3,280
Adjustments to preexisting warranties	-	63	-	342
Currency translation	5	(32)	2	(48)
Ending balance	$4,872	$5,325	$4,872	$5,325

NOTE 5     STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2011 Stock Incentive Plan (2011 Plan) approved by our shareholders in 2011 and administered under the supervision of our Board of Directors. During fiscal year 2016, our shareholders approved a 1,500 share increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 3,800. During the six months ended April 2, 2016 and March 28, 2015, we awarded stock options and restricted stock units under the 2011 Plan. At April 2, 2016, a total of 2,001 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In fiscal year 2011, our shareholders approved a 2012 Employee Stock Purchase Plan (2012 ESPP) that was effective on January 1, 2012. During the six months ended April 2, 2016 and March 28, 2015, we issued shares of our common stock to participants under the 2012 ESPP. At April 2, 2016, a total of 678 shares were available for issuance under the 2012 ESPP. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Our annual stock option and restricted stock grant is typically made in December of each fiscal year. During the six months ended April 2, 2016, we granted approximately 314 stock options, 74 restricted stock units and 21 performance restricted stock units to directors, officers and employees. During the six months ended March 28, 2015, we granted approximately 170 stock options, 56 restricted stock units and 16 performance restricted stock units to directors, officers and employees.

Stock Options

Stock options are granted at an exercise price equal to the closing market price of our stock on the date of grant. The fair value of stock options granted under our stock-based compensation programs are estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. Generally, stock options vest proportionally on the first three anniversaries of the grant date and expire, depending on the date of grant, five or seven years from the grant date.

The weighted average per share fair value of the stock options granted during the six months ended April 2, 2016 and March 28, 2015 was $11.73 and $12.16, respectively. The weighted average assumptions used to determine the fair value of these stock options were as follows:

	Six Months Ended
	April 2,	March 28,
	2016	2015
Expected life (in years)	4.1	3.5
Risk-free interest rate	1.5%	1.1%
Expected volatility	26.6%	27.4%
Dividend yield	1.9%	1.8%

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

The fair value of the restricted stock units and performance restricted stock units granted during the six months ended April 2, 2016 and March 28, 2015 was $57.82 and $65.81, respectively, representing the market value of our shares at the date of grant less the present value of estimated foregone dividends over the vesting period.

NOTE 6     CAPITAL ASSETS

Property and Equipment

Property and equipment was as follows:

	April 2,	October 3,
(in thousands)	2016	2015
Land and improvements	$1,706	$1,705
Buildings and improvements	53,528	53,097
Machinery and equipment	171,599	162,472
Property and equipment, gross	226,833	217,274

Less accumulated depreciation	(144,247)	(136,820)
Property and equipment, net	$82,586	$80,454

Goodwill

Changes to the carrying value of goodwill were as follows:

(in thousands)	Test	Sensors	Total
Balance, October 3, 2015	$26,243	$1,434	$27,677
Adjustment related to finalization of purchase accounting[1]	(530)	-	(530)
Currency translation gain (loss)	(244)	14	(230)
Balance, April 2, 2016	$25,469	$1,448	$26,917

[1]	Goodwill from our acquisition of Instrument and Calibration Sweden AB (ICS) was determined to be customer lists and reclassified to intangible assets. Refer to Note 16 for information related to our acquisition of ICS.

Intangible Assets

Intangible assets were as follows:

	April 2, 2016
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
(in thousands)	Amount	Amortization	Value	(in Years)
Software development costs	$21,235	$(14,492)	$6,743	6.1
Patents	11,677	(5,503)	6,174	14.5
Trademarks and trade names	6,073	(1,755)	4,318	29.4
Customer lists	3,116	(792)	2,324	7.5
Land-use rights	1,207	(183)	1,024	47.8
Total	$43,308	$(22,725)	$20,583	12.9

	October 3, 2015
				Weighted
				Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
(in thousands)	Amount	Amortization	Value	(in Years)
Software development costs	$19,546	$(14,046)	$5,500	6.2
Patents	11,838	(5,141)	6,697	14.5
Trademarks and trade names	6,163	(1,659)	4,504	29.4
Customer lists	2,561	(610)	1,951	8.1
Land-use rights	1,227	(173)	1,054	47.8
Total	$41,335	$(21,629)	$19,706	13.4

Amortization expense recognized during the three months ended April 2, 2016 and March 28, 2015 was $596 and $1,051, respectively. Amortization expense recognized during the six months ended April 2, 2016 and March 28, 2015 was $1,197 and $2,090, respectively. The estimated future amortization expense related to intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense (in thousands)
Remainder of 2016	$1,199
2017	$2,398
2018	$1,537
2019	$1,276
2020	$1,245
2021	$1,134

Future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

NOTE 7     EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable period. Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 729 and 175 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended April 2, 2016 and March 28, 2015, respectively. Stock options to acquire 627 and 148 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the six months ended April 2, 2016 and March 28, 2015, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on the average market price for the period. A reconciliation of these amounts is as follows:

	Three Months Ended		Six Months Ended
	April 2,	March 28,	April 2,	March 28,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$2,998	$11,706	$14,772	$25,492

Weighted average common shares outstanding	14,756	14,986	14,808	15,047
Dilutive potential common shares	95	169	117	165
Weighted average dilutive common shares outstanding	14,851	15,155	14,925	15,212

Earnings per share
Basic	$0.20	$0.78	$1.00	$1.69
Diluted	$0.20	$0.77	$0.99	$1.68

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

Financial information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	April 2,	March 28,	April 2,	March 28,
(in thousands)	2016	2015	2016	2015
Revenue
Test	$113,797	$118,737	$232,607	$236,822
Sensors	23,301	25,218	44,992	49,717
Total revenue	$137,098	$143,955	$277,599	$286,539

Income from Operations
Test	$1,715	$13,141	$12,102	$25,117
Sensors	2,656	4,614	5,870	8,449
Total income from operations	$4,371	$17,755	$17,972	$33,566

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

	April 2, 2016
	Prepaid Expenses
	and Other	Other Accrued
(in thousands)	Current Assets	Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$188	$956

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	-	409
Total hedge and other derivatives	$188	$1,365

	October 3, 2015
	Prepaid Expenses
	and Other	Other Accrued
(in thousands)	Current Assets	Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$841	$353

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	-	286
Total hedge and other derivatives	$841	$639

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements recorded in the April 2, 2016 and October 3, 2015 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets are as follows:

	Gross	Gross	Net	Derivatives	Cash
	Recognized	Offset	Amount	Subject to	Collateral	Net
(in thousands)	Amount	Amount	Presented	Offset	Received	Amount[1]
April 2, 2016
Assets	$188	$-	$188	$(188)	$-	$-
Liabilities	956	-	956	(188)	-	768

October 3, 2015
Assets	$841	$-	$841	$-	$-	$841
Liabilities	353	-	353	-	-	353

[1]	Net fair value of foreign exchange cash flow hedge assets / liabilities that could have been reported in the Consolidated Balance Sheet.

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

As of April 2, 2016 and October 3, 2015, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $35,964 and $48,529, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $33,644 and $41,696 as of April 2, 2016 and October 3, 2015, respectively. As of April 2, 2016, the net market value of the foreign currency exchange contracts was a net liability of $768, consisting of $956 in liabilities and $188 in assets. As of October 3, 2015, the net market value of the foreign currency exchange contracts was a net asset of $488, consisting of $841 in assets and $353 in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Six Months Ended
	April 2,	March 28,	April 2,	March 28,
(in thousands)	2016	2015	2016	2015
Beginning unrealized net gain (loss) in AOCI	$669	$1,978	$608	$1,414
Net (gain) loss reclassified into revenue (effective portion)	132	(1,095)	(18)	(2,793)
Net gain (loss) recognized in OCI (effective portion)	(1,136)	869	(925)	3,131
Ending unrealized net gain (loss) in AOCI	$(335)	$1,752	$(335)	$1,752

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $1 in both of the three and six months ended April 2, 2016 and March 28, 2015. As of April 2, 2016 and March 28, 2015, the amount projected to be reclassified from AOCI into earnings in the next twelve months was a net loss of $213 and a net gain of $1,848, respectively. The maximum remaining maturity of any forward or optional contract as of April 2, 2016 and March 28, 2015 was 1.2 and 2.2 years, respectively.

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

As of April 2, 2016 and October 3, 2015, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $70,751 and $66,701, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of April 2, 2016 and October 3, 2015 was $15,359 and $17,122, respectively. As of April 2, 2016 and October 3, 2015, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $409 and $286, respectively.

The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net (loss) gain recognized in other (expense) income, net	$(743)	$535	$(834)	$873

NOTE 10	FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	April 2, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$-	$188	$-	$188
Total assets	$-	$188	$-	$188

Liabilities
Currency contracts[1]	$-	$1,365	$-	$1,365
Total liabilities	$-	$1,365	$-	$1,365

	October 3, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$-	$841	$-	$841
Total assets	$-	$841	$-	$841

Liabilities
Currency contracts[1]	$-	$639	$-	$639
Total liabilities	$-	$639	$-	$639

[1]	Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments. See Note 9 for additional information on derivative financial instruments.

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

Income tax expense or benefit allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended			Six Months Ended
	April 2, 2016
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$3,286	$-	$3,286	$868	$-	$868
Derivative instruments
Unrealized net gain (loss)	(1,136)	412	(724)	(925)	336	(589)
Net (gain) loss reclassified to earnings	132	(48)	84	(18)	7	(11)
Defined benefit pension plan
Unrealized net gain (loss)	(350)	105	(245)	(174)	52	(122)
Net (gain) loss reclassified to earnings	145	(44)	101	290	(88)	202
Currency exchange rate gain (loss)	(270)	-	(270)	(120)	-	(120)
Other comprehensive income (loss)	$1,807	$425	$2,232	$(79)	$307	$228

	Three Months Ended			Six Months Ended
	March 28, 2015
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(6,338)	$-	$(6,338)	$(11,150)	$-	$(11,150)
Derivative instruments
Unrealized net gain (loss)	869	(316)	553	3,131	(1,134)	1,997
Net (gain) loss reclassified to earnings	(1,095)	398	(697)	(2,793)	1,014	(1,779)
Defined benefit pension plan
Unrealized net gain (loss)	1,290	(389)	901	1,843	(556)	1,287
Net (gain) loss reclassified to earnings	123	(37)	86	259	(78)	181
Currency exchange rate gain (loss)	640	-	640	958	-	958
Other comprehensive income (loss)	$(4,511)	$(344)	$(4,855)	$(7,752)	$(754)	$(8,506)

The changes in the net-of-tax balances of each component of AOCI were as follows:

	Three Months Ended				Six Months Ended
	April 2, 2016
	Adjustments				Adjustments
	Foreign	Unrealized	Defined		Foreign	Unrealized	Defined
	Currency	Derivative	Benefit		Currency	Derivative	Benefit
(in thousands)	Translation	Instrument	Pension Plan	Total	Translation	Instrument	Pension Plan	Total
Beginning balance	$(1,413)	$426	$(6,594)	$(7,581)	$1,005	$386	$(6,968)	$(5,577)
Other comprehensive net gain (loss) reclassifications	3,286	(724)	(515)	2,047	868	(589)	(242)	37
Net (gain) loss reclassified to earnings	-	84	101	185	-	(11)	202	191
Other comprehensive income (loss)	3,286	(640)	(414)	2,232	868	(600)	(40)	228
Ending balance	$1,873	$(214)	$(7,008)	$(5,349)	$1,873	$(214)	$(7,008)	$(5,349)

	Three Months Ended				Six Months Ended
	March 28, 2015
	Adjustments				Adjustments
	Foreign	Unrealized	Defined		Foreign	Unrealized	Defined
	Currency	Derivative	Benefit		Currency	Derivative	Benefit
(in thousands)	Translation	Instrument	Pension Plan	Total	Translation	Instrument	Pension Plan	Total
Beginning balance	$7,408	$1,260	$(6,495)	$2,173	$12,220	$898	$(7,294)	$5,824
Other comprehensive net gain (loss) reclassifications	(6,338)	553	1,541	(4,244)	(11,150)	1,997	2,245	(6,908)
Net (gain) loss reclassified to earnings	-	(697)	86	(611)	-	(1,779)	181	(1,598)
Other comprehensive income (loss)	(6,338)	(144)	1,627	(4,855)	(11,150)	218	2,426	(8,506)
Ending balance	$1,070	$1,116	$(4,868)	$(2,682)	$1,070	$1,116	$(4,868)	$(2,682)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI were as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	Consolidated Statements of Income
Derivative instruments
Currency exchange contracts gain (loss)	$(132)	$1,095	$18	$2,793	Revenue
Income tax benefit (expense)	48	(398)	(7)	(1,014)	Provision for income taxes
Total net gain (loss) on derivative instruments	(84)	697	11	1,779	Net income

Defined benefit pension plan
Actuarial gain (loss)	(79)	(67)	(158)	(142)	Cost of sales
Actuarial gain (loss)	(41)	(35)	(82)	(73)	Selling and marketing
Actuarial gain (loss)	(25)	(21)	(50)	(44)	General and administrative
Total actuarial gain (loss)	(145)	(123)	(290)	(259)	Income before income taxes
Income tax benefit (expense)	44	37	88	78	Provision for income taxes
Total net gain (loss) on pension plan	(101)	(86)	(202)	(181)	Net income

Total net-of-tax reclassifications out of AOCI included in net income	$(185)	$611	$(191)	$1,598

NOTE 12	FINANCING

Short-term borrowings consisted of the following:

(in thousands)	April 2, 2016	October 3, 2015
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, in effect at April 2, 2016, maturing April 2016, with optional month-to-month term renewal and loan repricing until September 2019	$10,000	$10,000
Bank line of credit, monthly Euro LIBOR plus 100 basis points, in effect at April 2, 2016, maturing April 2016, with optional month-to-month term renewal and loan repricing until September 2019	11,387	11,183
Total short-term borrowings	$21,387	$21,183

Our credit facility provides up to $200,000 for working capital financing, permitted acquisitions, share purchases and other general corporate purposes. The credit facility expires in September 2019. As of April 2, 2016 and October 3, 2015, outstanding borrowings under the credit facility were $21,387 and $21,183, respectively. As of April 2, 2016, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.45%, the monthly U.S. LIBOR plus 100 basis points. As of October 3, 2015, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.20%, the monthly U.S. LIBOR plus 100 basis points. As of April 2, 2016, we had outstanding letters of credit drawn from the credit facility totaling $21,346, leaving $157,267 of unused borrowing capacity. As of October 3, 2015, we had outstanding letters of credit drawn from the credit facility totaling $12,008, leaving approximately $166,809 of unused borrowing capacity.

NOTE 13	INCOME TAXES

As of April 2, 2016, our liability for unrecognized tax benefits was $6,848, of which $3,417 would favorably affect our effective tax rate, if recognized. As of October 3, 2015, our liability for unrecognized tax benefits was $5,649, of which $2,265 would favorably affect our effective tax rate, if recognized. As of April 2, 2016, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

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

Net periodic benefit costs for our defined benefit retirement plan included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Service cost	$243	$212	$482	$445
Interest cost	152	157	302	329
Expected return on plan assets	(257)	(249)	(510)	(522)
Net amortization and deferral	146	123	290	259
Net periodic benefit cost	$284	$243	$564	$511

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and six months ended April 2, 2016 and March 28, 2015 was 5.5% and 5.5%, respectively.

NOTE 15	SEVERANCE AND RELATED COSTS

During the third quarter of fiscal year 2014, we initiated workforce and other cost reduction actions at certain of our locations in the U.S. and Europe. No severance and related costs were recognized during the three or six months ended April 2, 2016 or March 28, 2015, respectively.

The following table summarizes the severance and related costs included in our Consolidated Balance Sheets.

(in thousands)	April 2, 2016	October 3, 2015
Accrued payroll and related costs	$406	$497
Other long-term liabilities	899	1,051
Total severance and related costs	$1,305	$1,548

NOTE 16	BUSINESS ACQUISITIONS

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

NOTE 17	SUBSEQUENT EVENTS

On April 5, 2016, we entered into an Agreement and Plan of Merger to acquire PCB Group, Inc. (PCB) for $580,000, subject to certain adjustments for cash, indebtedness, transaction costs and the level of net working capital at closing. The acquisition, which is subject to applicable competition approvals and other customary closing conditions, is expected to close in our fourth fiscal quarter ending October 1, 2016. We intend to finance the transaction with a combination of equity and new debt financing. Subsequent to quarter-end, we restricted $43,500 of cash by placing it into an escrow account in order to secure the termination fee that may become payable to PCB under specified circumstances set forth in the agreement.

In our third quarter ended July 2, 2016, we initiated restructuring actions to further reduce our overall cost structure by eliminating 55 to 65 positions, in the aggregate, primarily in our Corporate area and Test segment through terminations, elimination of certain open positions as a result of employees leaving voluntarily during fiscal year 2016 and reductions in contractors. We expect to incur $1,500 to $2,000 of pre-tax restructuring expense for severance and related charges. The majority of these expenses are expected to be incurred in the three months ended July 2, 2016. Approximately $1,100 to $1,400 and $400 to $600 of the severance and related charges will be recorded in our Test and Sensors segments, respectively. The restructuring actions are expected to be completed by the end of fiscal year 2016 with the majority of cash paid in the second half of our fiscal year 2016.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. All dollar and share amounts are in thousands (unless otherwise noted).

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

We believe that our business model supports achieving our growth goals assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capabilities are essential. We invested significantly in the fiscal years ended September 28, 2013 and September 27, 2014, moderately in fiscal year ended October 3, 2015 and will continue to moderately invest in future years.

Financial Results

Total Company

Results of Operations

The following table compares results of operations, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
	April 2,	Business	Currency	March 28,	April 2,	Business	Currency	March 28,
(in thousands)	2016	Change	Translation	2015	2016	Change	Translation	2015
Revenue	$137,098	$(5,933)	$(924)	$143,955	$277,599	$(1,934)	$(7,006)	$286,539
Cost of sales	91,954	5,206	(665)	87,413	179,944	11,676	(4,898)	173,166
Gross profit	45,144	(11,139)	(259)	56,542	97,655	(13,610)	(2,108)	113,373
Gross margin	32.9%			39.3%	35.2%			39.6%

Operating expenses
Selling and marketing	21,002	780	(82)	20,304	41,656	1,009	(911)	41,558
General and administrative	14,019	1,341	(116)	12,794	26,981	424	(439)	26,996
Research and development	5,752	80	(17)	5,689	11,046	(106)	(101)	11,253
Total operating expenses	40,773	2,201	(215)	38,787	79,683	1,327	(1,451)	79,807
Income from operations	$4,371	$(13,340)	$(44)	$17,755	$17,972	$(14,937)	$(657)	$33,566

Revenue

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Revenue	$137,098	$143,955	$(6,857)	(4.8%)	$277,599	$286,539	$(8,940)	(3.1%)

Revenue for the three months ended April 2, 2016 declined due to lower revenue in both Test and Sensors and the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue decreased 4.1%. Test revenue decreased $4,940 due to a shortage in direct labor and inefficiencies in executing complex projects, which limited progress on several large projects, and an unfavorable impact of currency translation. Sensors revenue declined $1,917 driven by timing of orders within the quarter.

Year-to-date revenue decreased primarily due to the unfavorable impact of currency translation and lower sales volumes. Excluding the impact of currency translation, revenue decreased 0.7%. Test revenue declined $4,215 or 1.8% driven by the unfavorable impact of currency translation of 2.2%. Sensors revenue decreased $4,725 due to lower sales volumes in all regions and the negative effect of currency translation.

Gross Profit

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Gross profit	$45,144	$56,542	$(11,398)	(20.2%)	$97,655	$113,373	$(15,718)	(13.9%)
Gross margin	32.9%	39.3%			35.2%	39.6%

Gross profit and gross margin for the three months ended April 2, 2016 declined primarily due to inefficiencies in executing complex projects resulting in higher than expected costs in Test, higher indirect labor headcount in Test, increased warranty and medical claims and unfavorable leverage from lower sales volumes in Sensors. Foreign currency translation had no impact on the gross margin rate.

Year-to-date gross profit and gross margins declined primarily due to higher compensation expense from the investment in resources in Test and Sensors and inefficiencies in executing complex projects in Test resulting in higher than expected costs. The decrease was further expanded by the redeployment of research and development (R&D) employees to continuation engineering projects within operations and unfavorable leverage from lower sales volumes in Sensors due to industrial market weakness across the globe. The impact of foreign currency translation on the gross margin rate was minimal.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing	$21,002	$20,304	$698	3.4%	$41,656	$41,558	$98	0.2%
% of Revenue	15.3%	14.1%			15.0%	14.5%

Selling and marketing expense for the three months ended April 2, 2016 increased due to timing of when commissions are earned and higher compensation expense in Test, partially offset by a shift in our product distribution model to utilize more distributors in Test and the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 3.8%.

Year-to-date selling and marketing expense increased slightly due to higher compensation expense in Test, timing of when commissions are earned and higher travel expense, partially offset by a shift in our product distribution model to utilize more distributors in Test, cost containment measures in Sensors and the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 2.4%.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
General and administrative	$14,019	$12,794	$1,225	9.6%	$26,981	$26,996	$(15)	(0.1%)
% of Revenue	10.2%	8.9%			9.7%	9.4%

General and administrative expense for the three months ended April 2, 2016 increased due to acquisition-related expenses incurred as part of the definitive agreement to acquire PCB Group, Inc. (PCB) of $1,351, partially offset by the favorable impact of foreign currency translation. Excluding the impact of foreign currency and acquisition-related expenses, general and administrative expenses would have decreased 0.1%.

Year-to-date general and administrative expense decreased slightly driven by a reduction in legal costs and the favorable impact of foreign currency translation, partially offset by acquisition-related expenses of $1,351. Excluding the impact of foreign currency and acquisition-related expenses, general and administrative expenses would have decreased 3.4%.

Research and Development Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development	$5,752	$5,689	$63	1.1%	$11,046	$11,253	$(207)	(1.8%)
% of Revenue	4.2%	4.0%			4.0%	3.9%

Research and development (R&D) expense for the three months ended April 2, 2016 increased slightly due to higher compensation expense from headcount additions, partially offset by the redeployment of R&D employees to continuation engineering projects within operations.

Year-to-date R&D expense declined primarily due to lower compensation expense from the redeployment of Test R&D employees to continuation engineering projects within operations, a reduction in Sensors R&D project spending and the favorable impact of foreign currency translation, partially offset by higher compensation expense from headcount additions. Excluding the impact of foreign currency, R&D expenses would have decreased 0.9%.

Income from Operations

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Income from operations	$4,371	$17,755	$(13,384)	(75.4%)	$17,972	$33,566	$(15,594)	(46.5%)
% of Revenue	3.2%	12.3%			6.5%	11.7%

Income from operations for the three and six months ended April 2, 2016 declined primarily due to lower gross profit and higher operating expenses, including PCB acquisition-related expenses of $1,351.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Interest income (expense), net	$(257)	$(273)	$16	5.9%	$(458)	$(440)	$(18)	(4.1%)

Interest income (expense), for the three and six months ended April 2, 2016 was relatively flat.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Other income (expense), net	$107	$(607)	$714	117.6%	$(203)	$(1,366)	$1,163	85.1%

The increase in other income (expense), net for the three and six months ended April 2, 2016 was primarily driven by a decrease in the losses on foreign currency transactions.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Provision for income taxes	$1,223	$5,169	$(3,946)	(76.3%)	$2,539	$6,268	$(3,729)	(59.5%)
Effective Rate	29.0%	30.6%			14.7%	19.7%

The provision for income taxes declined during the three and six months ended April 2, 2016 primarily due to a decrease in income from operations.

The effective tax rate was lower during the three months ended April 2, 2016 due to tax benefits from the enactment of legislation on December 18, 2015 that made the United States research and development (R&D) tax credit permanent as of January 1, 2015. The six months ended April 2, 2016 also included a discrete benefit of $2,283 related to the reinstatement of the R&D tax credit. The effective tax rate for the six months ended March 28, 2015 includes a tax benefit of $1,836 due to the resolution of audit matters in connection with the IRS examination of tax years ending October 1, 2011 and September 29, 2012. We also recognized a tax benefit of $2,098 during the six months ended March 28, 2015 due to the enactment of tax legislation on December 19, 2014 that retroactively extended the R&D tax credit.

Net Income

	Three Months Ended				Six Months Ended
(in thousands,	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
except per share data)	2016	2015	$	%	2016	2015	$	%
Net income	$2,998	$11,706	$(8,708)	(74.4%)	$14,772	$25,492	$(10,720)	(42.1%)
Diluted earnings per share	$0.20	$0.77	$(0.57)	(74.0%)	$0.99	$1.68	$(0.69)	(41.1%)

Net income for the three and six months ended April 2, 2016 declined due to lower gross profit and higher operating expenses, partially offset by a lower income tax provision. The quarter-to-date and year-to-date diluted earnings per share (EPS) decline was driven by the decrease in revenue, inefficiencies in execution of complex projects, higher indirect labor headcount in Test, increased warranty and medical claims and PCB acquisition-related expenses.

Orders and Backlog

Orders

The following table compares orders, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
	April 2,	Business	Currency	March 28,	April 2,	Business	Currency	March 28,
(in thousands)	2016	Change	Translation	2015	2016	Change	Translation	2015
Orders	$148,636	$(10,482)	$445	$158,673	$316,845	$27,181	$(4,342)	$294,006

Orders for the three months ended April 2, 2016 were down 6.3% driven by a decline in larger orders (equal to or in excess of $5,000) received in the second quarter of fiscal year 2016 versus the same period in the prior year. The decrease was partially offset by higher order volumes in Sensors and the favorable impact of currency translation. Excluding the impact of currency translation, orders decreased 6.6%. Orders for the three months ended April 2, 2016 and March 28, 2015 included two large orders totaling $13,732 and four large orders totaling $46,496, respectively. Excluding the impact of large orders in both periods, orders grew 20.3% compared to the same quarter last year.

Year-to-date orders were up 7.8% driven by strong orders in the Americas region, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, orders increased 9.2%. The increase was driven by continued strong demand in aerodynamics and durability testing in the ground vehicles market, as well as demand for civil seismic testing in Asia. The increase was partially offset by a reduction in the size of larger orders received in the six months ended April 2, 2016 and lower volumes in Sensors due to the weak industrial market. Orders for the six months ended April 2, 2016 and March 28, 2015 included five large orders totaling $44,315 and five large orders totaling $51,646, respectively. Excluding the impact of large orders in both periods, orders grew 12.4% compared to the same period last year.

Backlog

Backlog of undelivered orders as of April 2, 2016 was $387,613, an increase of 19.5% compared to $324,380 as of March 28, 2015. The majority of the backlog is attributable to Test. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be cancelled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations.

Segment Results

Test Segment

Results of Operations

The following table compares results of operations for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
(in thousands)	April 2, 2016	Business Change	Currency Translation	March 28, 2015	April 2, 2016	Business Change	Currency Translation	March 28, 2015
Revenue	$113,797	$(4,209)	$(731)	$118,737	$232,607	$917	$(5,132)	$236,822
Cost of sales	80,628	5,318	(563)	75,873	158,419	12,143	(3,939)	150,215
Gross profit	33,169	(9,527)	(168)	42,864	74,188	(11,226)	(1,193)	86,607
Gross margin	29.1%			36.1%	31.9%			36.6%

Operating expenses
Selling and marketing	17,156	1,491	(72)	15,737	33,579	1,995	(587)	32,171
General and administrative	9,942	221	(105)	9,826	20,228	(768)	(320)	21,316
Research and development	4,356	196	-	4,160	8,279	276	-	8,003
Total operating expenses	31,454	1,908	(177)	29,723	62,086	1,503	(907)	61,490
Income from operations	$1,715	$(11,435)	$9	$13,141	$12,102	$(12,729)	$(286)	$25,117

Revenue

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Revenue	$113,797	$118,737	$(4,940)	(4.2%)	$232,607	$236,822	$(4,215)	(1.8%)

Revenue for the three months ended April 2, 2016 decreased due to a shortage in direct labor and inefficiencies in executing complex projects, which limited progress on several large projects, and an unfavorable impact of currency translation. Excluding the impact of currency translation, revenue decreased 3.5% as the decline in the Americas and Europe regions was partially offset by the improvement in the Asia region.

Year-to-date revenue declined due to an unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 0.4% due to higher service revenue, partially offset by a shortage in direct labor and inefficiencies in executing complex projects, which limited progress on several large projects, and a shift in our product distribution model to utilize more distributors. Revenue generated in the Americas and Europe regions was down, while revenue in the Asia region increased slightly.

Gross Profit

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Gross profit	$33,169	$42,864	$(9,695)	(22.6%)	$74,188	$86,607	$(12,419)	(14.3%)
Gross margin	29.1%	36.1%			31.9%	36.6%

Gross profit and the gross margin rate for the three months ended April 2, 2016 declined primarily due to inefficiencies in executing several large complex projects, which required extra engineering resources in order to meet contractual timelines and ultimate customer performance requirements, resulting in higher than expected costs. The decline was further amplified by higher indirect labor headcount, the redeployment of R&D employees to continuation engineering projects, higher warranty and medical claims and the negative impact of currency translation.

Year-to-date gross profit and the gross margin rate were down primarily due to higher indirect labor headcount and inefficiencies in executing several large complex projects, which required extra engineering resources in order to meet contractual timelines and ultimate customer performance requirements, resulting in higher than expected costs. Redeployment of R&D employees to continuation engineering projects, higher concentration of custom projects, continued investment in internal systems and an unfavorable impact of currency translation further magnified the decrease in the gross margin rate.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing	$17,156	$15,737	$1,419	9.0%	$33,579	$32,171	$1,408	4.4%
% of Revenue	15.1%	13.3%			14.4%	13.6%

Selling and marketing expense for the three months ended April 2, 2016 increased due to higher compensation and travel expenses and timing of when commissions are earned, partially offset by a shift in our product distribution model to utilize more distributors and the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 9.5%.

The year-to-date selling and marketing expense increase was driven by higher compensation expense, timing of when commissions are earned and higher travel expense, partially offset by a shift in our product distribution model to utilize more distributors and the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 6.2%.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
General and administrative	$9,942	$9,826	$116	1.2%	$20,228	$21,316	$(1,088)	(5.1%)
% of Revenue	8.7%	8.3%			8.7%	9.0%

General and administrative expense for the three months ended April 2, 2016 increased slightly due to higher accounting professional fees, mostly offset by a reduction in legal costs and the favorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense increased 2.2%.

Year-to-date general and administrative expense decreased due to a reduction in legal costs and the favorable impact of currency translation, partially offset by higher accounting professional fees. Excluding the impact of currency translation, general and administrate expense decreased 3.6%.

Research and Development Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development	$4,356	$4,160	$196	4.7%	$8,279	$8,003	$276	3.4%
% of Revenue	3.8%	3.5%			3.6%	3.4%

Research and development (R&D) expense for the three and six months ended April 2, 2016 increased slightly due to higher compensation expense from headcount additions, partially offset by the redeployment of R&D employees to continuation engineering projects within operations.

Income from Operations

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Income from operations	$1,715	$13,141	$(11,426)	(86.9%)	$12,102	$25,117	$(13,015)	(51.8%)
% of Revenue	1.5%	11.1%			5.2%	10.6%

Income from operations for the three and six months ended April 2, 2016 declined due to higher compensation expense from the investment in labor, shortage in direct labor to complete projects, inefficiencies in executing complex projects and higher selling and marketing expense.

Orders and Backlog

Orders

The following table compares orders for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
(in thousands)	April 2, 2016	Business Change	Currency Translation	March 28, 2015	April 2, 2016	Business Change	Currency Translation	March 28, 2015
Orders	$123,890	$(11,422)	$275	$135,037	$271,450	$28,728	$(2,980)	$245,702

Orders for the three months ended April 2, 2016 were down 8.3% due to a decline in larger orders (equal to or in excess of $5,000) received in the second quarter of fiscal year 2016 versus the same period in the prior year. The decrease was partially offset by continued strong demand in ground vehicles and service, along with the favorable impact of currency translation. Orders for the three months ended April 2, 2016 and March 28, 2015 included two large orders totaling $13,732 and four large orders totaling $46,496, respectively. Excluding the impact of large orders in both periods, orders grew 24.4% compared to the same quarter last year.

Year-to-date orders were up 10.5% due to strong orders in the Americas region, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, orders increased 11.7%. The increase was driven by continued strong demand in aerodynamics and durability testing in the ground vehicles market, as well as demand for civil seismic testing in Asia. The increase was partially offset by a reduction in the size of larger orders received in the six months ended April 2, 2016. Orders for the six months ended April 2, 2016 and March 28, 2015 included five large orders totaling $44,315 and five large orders totaling $51,646, respectively. Excluding the impact of large orders in both periods, orders grew 17.0% compared to the same period last year.

Backlog

Backlog of undelivered orders as of April 2, 2016 was $374,154, an increase of 20.3% compared to $310,924 as of March 28, 2015.

Sensors Segment

Results of Operations

The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
	April 2,	Business	Currency	March 28,	April 2,	Business	Currency	March 28,
(in thousands)	2016	Change	Translation	2015	2016	Change	Translation	2015
Revenue	$23,301	$(1,724)	$(193)	$25,218	$44,992	$(2,851)	$(1,874)	$49,717
Cost of sales	11,326	(112)	(102)	11,540	21,525	(467)	(959)	22,951
Gross profit	11,975	(1,612)	(91)	13,678	23,467	(2,384)	(915)	26,766
Gross margin	51.4%			54.2%	52.2%			53.8%

Operating expenses
Selling and marketing	3,846	(711)	(10)	4,567	8,077	(986)	(324)	9,387
General and administrative	4,077	1,120	(11)	2,968	6,753	1,192	(119)	5,680
Research and development	1,396	(116)	(17)	1,529	2,767	(382)	(101)	3,250
Total operating expenses	9,319	293	(38)	9,064	17,597	(176)	(544)	18,317
Income from operations	$2,656	$(1,905)	$(53)	$4,614	$5,870	$(2,208)	$(371)	$8,449

Revenue

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased /(Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Revenue	$23,301	$25,218	$(1,917)	(7.6%)	$44,992	$49,717	$(4,725)	(9.5%)

Revenue decreased during the three months ended April 2, 2016, driven by timing of orders in the quarter resulting in lower sales volumes in all regions, primarily in the industrial markets. Excluding the impact of currency translation, Sensors revenue was down 6.8%. Sensors sales were negatively affected by industrial market weakness around the globe, specifically in the heavy industrial machine steel, fluid power and oil and gas markets.

Lower sales volumes and the negative effect of currency translation primarily drove the year-to-date revenue decrease. Excluding the impact of currency translation, Sensors year-to-date revenue was down 5.7% and was negatively affected by industrial market weakness around the globe, specifically in the heavy industrial machine steel, fluid power and oil and gas markets.

Gross Profit

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Gross profit	$11,975	$13,678	$(1,703)	(12.5%)	$23,467	$26,766	$(3,299)	(12.3%)
Gross margin	51.4%	54.2%			52.2%	53.8%

Gross profit declined during the three months ended April 2, 2016 primarily due to lower sales volumes from the weak industrial market. Excluding the impact of currency translation, the gross margin rate declined 2.8 percentage points driven by unfavorable leverage from lower sales volumes and higher compensation expense for headcount additions.

Gross profit declined year-to-date primarily due to the unfavorable impact of currency translation and lower sales volumes from the weak industrial market. Excluding the impact of currency translation, the gross margin rate declined 1.8 percentage points driven by unfavorable leverage from lower sales volumes and higher compensation expense for headcount additions.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing	$3,846	$4,567	$(721)	(15.8%)	$8,077	$9,387	$(1,310)	(14.0%)
% of Revenue	16.5%	18.1%			18.0%	18.9%

The decrease in selling and marketing expense for the three months ended April 2, 2016 was primarily driven by lower compensation expense and reduced travel expense as part of cost containment measures. Excluding the impact of currency translation, selling and marketing expense declined 15.6%.

Year-to-date selling and marketing expense decrease was primarily driven by the favorable impact of currency translation, lower compensation expense and reduced travel expense as part of cost containment measures. Excluding the impact of currency translation, selling and marketing expense declined 10.5%.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
General and administrative	$4,077	$2,968	$1,109	37.4%	$6,753	$5,680	$1,073	18.9%
% of Revenue	17.5%	11.8%			15.0%	11.4%

General and administrative expense for the three months ended April 2, 2016 increased primarily due to acquisition-related expenses of $1,351, offset by reduced travel expense as part of cost containment measures. Excluding the impact of currency translation and acquisition-related expenses, general and administrative expense decreased 7.8%.

Year-to-date general and administrative expense increased primarily due to acquisition-related expenses of $1,351 and increased compensation expense for headcount additions made throughout the fiscal year ended October 3, 2015, offset by the favorable impact of currency translation. Excluding the impact of currency translation and acquisition-related expenses, general and administrative expense decreased 2.8%.

Research and Development Expense

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development	$1,396	$1,529	$(133)	(8.7%)	$2,767	$3,250	$(483)	(14.9%)
% of Revenue	6.0%	6.1%			6.1%	6.5%

The decrease in R&D expense for the three months ended April 2, 2016 was primarily driven by lower compensation from headcount reductions and a decline in R&D project spending as part of cost containment measures. Excluding the impact of currency translation, R&D expense decreased 7.6%.

Year-to-date R&D expense decline was primarily driven by lower compensation from headcount reductions and a decline in R&D project spending as part of cost containment measures and the favorable impact of currency translation. Excluding the impact of currency translation, R&D expense decreased 11.8%.

Income from Operations

	Three Months Ended				Six Months Ended
	April 2,	March 28,	Increased / (Decreased)		April 2,	March 28,	Increased / (Decreased)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Income from operations	$2,656	$4,614	$(1,958)	(42.4%)	$5,870	$8,449	$(2,579)	(30.5%)
% of Revenue	11.4%	18.3%			13.0%	17.0%

Income from operations declined in both the three and six months ended April 2, 2016 due to lower revenue and acquisition-related expenses of $1,351, partially offset by a reduction in operating expenses.

Orders and Backlog

Orders

The following table compares orders for Sensors, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
(in thousands)	April 2, 2016	Business Change	Currency Translation	March 28, 2015	April 2, 2016	Business Change	Currency Translation	March 28, 2015
Orders	$24,746	$940	$170	$23,636	$45,395	$(1,547)	$(1,362)	$48,304

Orders increased 4.7% for the three months ended April 2, 2016 driven by higher order volumes at the end of the period and the favorable impact of currency translation. Excluding the impact of currency translation for the three months ended April 2, 2016, orders increased 4.0%.

Orders decreased 6.0% year-to-date driven by lower order volumes in all regions due to the weak industrial market and the unfavorable impact of currency translation. Excluding the impact of currency translation year-to-date, orders decreased 3.2%.

Backlog

Backlog of undelivered orders as of April 2, 2016 was $13,459, flat compared to $13,456 as of March 28, 2015.

Cash Flow Comparison

Total cash and cash equivalents increased $11,579 for the six months ended April 2, 2016 primarily due to a reduction of $24,677 in working capital requirements consisting of a $32,494 increase in customer advances, $3,635 increase in accounts payable, partially offset by a $9,352 and $2,100 increase in inventories and unbilled receivables, respectively, $14,772 of net income and $9,886 in depreciation and amortization. The increase was partially offset by the purchase of $18,362 of our common stock, investment in property and equipment of $11,197 and dividend payments of $4,513.

Total cash and cash equivalents increased $862 for the six months ended March 28, 2015 primarily due to $25,492 of net income, $10,871 of proceeds from short-term borrowings, $10,354 in depreciation and amortization, $3,922 of stock-based compensation and $3,370 in proceeds from stock option exercises and share purchases under our employee stock purchase plan (ESPP). The increase was partially offset by the purchase of $26,370 of our common stock, investment in property and equipment of $9,132, dividend payments of $9,079 and $4,407 for increased working capital requirements.

Cash flows from operating activities provided cash of $40,854 and $35,622 for the six months ended April 2, 2016 and March 28, 2015, respectively.

Cash provided by operating activities for the six months ended April 2, 2016 was primarily generated from $32,494 in increased advanced payments received from customers, $14,772 of net income, $9,886 of depreciation and amortization and $3,635 from increased accounts payable resulting from general timing of purchases and payments. The cash received was partially offset by $10,532 in other assets and liabilities due to timing and $9,352 in increased inventories to support future revenue.

Cash provided by operating activities for the six months ended March 28, 2015 was primarily generated from $25,492 in net income, $10,354 in depreciation and amortization, $10,283 in increased accounts payable resulting from general timing of purchases and payments, $5,233 due to timing of deferred income taxes and $3,922 in stock-based compensation. The increase was partially offset by $9,407 in increased accounts and unbilled receivables resulting from general timing of billing and collections, $6,761 in increased inventories to support future revenue and $5,852 in decreased payroll and related costs due to timing.

Cash flows from investing activities used cash of $9,877 and $9,132 for the six months ended April 2, 2016 and March 28, 2015, respectively, for the purchase of property and equipment to support business growth. Cash used for the purchase of property and equipment of $11,197 in the six months ended April 2, 2016 was partially offset by proceeds received from the sale of property and equipment of $1,320.

Cash flows from financing activities used cash of $20,144 and $20,767 for the six months ended April 2, 2016 and March 28, 2015, respectively.

Cash used by financing activities for the six months ended April 2, 2016 was primarily driven by the purchase of 294 shares under our share purchase program and 13 shares related to stock-based compensation arrangements for $18,362, as well as to pay dividends of $4,513. The cash used was partially offset by $2,560 in proceeds from stock option exercises and share purchases under our ESPP.

Cash used by financing activities for the six months ended March 28, 2015 was primarily driven by purchase of 368 shares of common stock under our share purchase program and 8 shares related to stock-based compensation arrangements for $26,370, as well as to pay dividends of $9,079. The cash used was partially offset by $10,871 in proceeds from short-term borrowings on our credit facility and $3,370 in proceeds from stock option exercises and share purchases under our ESPP.

Liquidity and Capital Resources

We had cash and cash equivalents of $63,347 as of April 2, 2016. Of this amount, approximately $19,614 was located in North America, $21,578 in Europe and $22,155 in Asia. Of the $43,733 of cash located outside of North America, approximately $29,029 is not available for use in the U.S. without the incurrence of U.S. federal and state income tax.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. At April 2, 2016, we held no short-term investments.

At April 2, 2016, our capital structure was comprised of $21,387 in short-term debt and $252,201 in shareholders’ equity. The borrowings on the credit facility include, at our discretion, optional month-to-month term renewals and loan repricing until September 2019. Under the terms of the credit facility, we have agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of consolidated EBITDA to consolidated interest expense. These covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. At April 2, 2016, we were in compliance with these financial covenants.

Shareholders’ equity decreased by $5,941 during the six months ended April 2, 2016, primarily due to $18,362 in purchases of our common stock and $8,873 in dividends declared, partially offset by net income of $14,772, stock based compensation of $3,722 and employee option exercises of $2,560.

Off-Balance Sheet Arrangements

As of April 2, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Debt Covenants

Our unsecured credit facility includes certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. As of April 2, 2016 and October 3, 2015, we were in compliance with these financial covenants.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services or planned merger or acquisition activity; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history; (v) statements regarding products, their characteristics, our geographic footprint, performance, sales potential or effect in the hands of customers; and (vi) statements relating to our planned acquisition of PCB, including its completion within the expected timeframe. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $11,101 for the six months ended April 2, 2016.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $1,313 in the six months ended April 2, 2016 and a net loss of $2,011 in the six months ended March 28, 2015. See Note 9 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As of April 2, 2016, we had cash and cash equivalents of $63,347, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1 to 89 days. A hypothetical increase or decrease of 1 percentage point in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $308 for the six months ended April 2, 2016.

Our short-term borrowings outstanding as of April 2, 2016 consisted of $21,387 utilization of the revolving credit facility. Borrowings under the credit facility require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. Because we anticipate the borrowing to be outstanding for only a short period of time, we have elected not to mitigate this risk. A hypothetical increase or decrease of 1 percentage point in interest rates, assuming all other variables were held constant, would increase or decrease interest expense by approximately $168 for the six months ended April 2, 2016.

Item 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 2, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, our disclosure controls and procedures were not effective as of April 2, 2016.

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

To remediate the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, we are performing a complete review of our revenue recognition controls and procedures by members of our management team with the requisite level of accounting knowledge, experience and training and includes a review with an external party to evaluate the sufficiency of those controls and procedures. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under U.S. GAAP on a consistent basis throughout the Company.

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

(c)        Changes in Internal Control Over Financial Reporting

Other than the actions taken as described above under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting,” there were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to implement the remediation plan outlined above to remediate the material weaknesses identified as part of our annual controls assessment disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

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

Litigation

We are subject to various claims, legal actions and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of April 2, 2016 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. The information below includes additional risks relating to our previously announced plans to acquire PCB. The risks described below and in other documents that we file from time-to-time with the SEC could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Our planned acquisition of PCB may not occur in the expected timeframe or may not occur at all, which may negatively affect the trading prices of our stock and our future business and financial results.

On April 5, 2016, we and Nickel Merger Sub Inc., one of our wholly owned subsidiaries (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), with PCB, and David T. Hore, John A. Lally and David M. Lally as representatives of the shareholders of PCB. The Merger Agreement provides for the merger of Merger Sub with and into PCB (the Merger), with PCB surviving the Merger as our wholly owned subsidiary.

The Merger Agreement contains customary representations, warranties and covenants of the parties. The Merger is expected to close during our fourth fiscal quarter ending October 1, 2016, subject to satisfaction of certain closing conditions, including, among others, applicable competition approvals. The Merger is not subject to approval by our shareholders.

The planned acquisition of PCB is subject to risks and uncertainties, including (1) the risk that the Merger may not be completed, or completed within the expected timeframe; (2) costs relating to the Merger (including in respect of the financing of the Merger) may be greater than expected; and (3) the possibility that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval in connection with the Merger. If the planned acquisition of PCB is not completed or if there are significant delays in completing the planned acquisition, it could negatively affect the trading prices of our common stock and our future business and financial results and could result in our failure to realize certain synergies relating to such acquisition. In addition, if the acquisition does not close, we may be required to pay the $43,500 termination fee currently held in a third party escrow.

We may not realize the growth opportunities and cost synergies that are anticipated from the planned acquisition of PCB.

The benefits that are expected to result from the planned acquisition of PCB will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the planned acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of PCB. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as PCB. The process of integrating operations could cause an interruption of, or loss of momentum in, our and PCB’s activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate PCB. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Even if we are able to integrate PCB successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of PCB. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the planned acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.

We have historically made strategic acquisitions of businesses in the industries where we operate, and will likely acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions, including PCB, depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event that we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

If our financing for the acquisition of PCB becomes unavailable, the acquisition may not be completed.

We intend to finance the acquisition with a combination of equity and new debt financing. On April 5, 2016, we entered into a commitment letter (the Commitment Letter) with JPMorgan Chase Bank, N.A. (JPMorgan) providing JPMorgan’s commitments with respect to new debt financing to be utilized in connection with funding the Merger. Under the Commitment Letter, JPMorgan has committed to provide 100% of the Senior Secured Facilities (as defined below) and 100% of the Bridge Facility (as defined below); however, this commitment is subject to various terms and conditions as set forth in the Commitment Letter.

As set forth in the Commitment Letter, it is intended that we will obtain (i) senior secured credit facilities (the Senior Secured Facilities) consisting of a $100,000 revolving credit facility and a $390,000 term loan B facility and (ii) $250,000 in gross cash proceeds from (a) the issuance of senior unsecured notes (the Senior Notes) and/or (b) if we are unable to issue the full amount of the Senior Notes at or prior to the closing of the Merger, a senior unsecured bridge facility (the Bridge Facility) in an amount equal to $250,000 minus any gross cash proceeds received by us from the issuance of any Senior Notes or from other debt or equity financing transactions entered into for the purpose of financing the Merger or related transaction costs.

In the event that the financing contemplated by the Commitment Letter is not available, is available in less than the full amount or is available in a manner that requires us to utilize the Bridge Financing, necessary financing for the acquisition of PCB may not be available on acceptable terms, in a timely manner or at all. If alternative financing becomes necessary and we are unable to secure such alternative financing, we may not be able to complete the acquisition of PCB and may be required to pay the $43,500 termination fee currently held in a third party escrow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents repurchases of our equity securities we made during the fiscal quarter ended April 2, 2016.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares
			Part of	that May Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	per Share	Programs	Programs
January 3, 2016 - February 6, 2016	82,593	$54.89	82,593	465,627
February 7, 2016 - March 5, 2016	27,989	$51.73	27,989	437,638
March 6, 2016 - April 2, 2016	-	$-	-	437,638
Total	110,582	$54.09	110,582

We repurchase our common stock to mitigate dilution related to new shares created by employee equity compensation such as stock option, restricted stock, restricted stock units and employee stock purchase plan awards, as well as to return excess capital to shareholders.

During the three months ended April 2, 2016, our share purchases were executed under a 2,000,000 share purchase authorization approved by our Board of Directors and announced on February 11, 2011. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date.

Item 6. Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated April 5, 2016, by and among MTS Systems Corporation, Nickel Merger Sub Inc., PCB Group, Inc., and David T. Hore, John A. Lally and David M. Lally as the Shareholder Representative Group thereto (excluding schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request), incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 6, 2016.

10.1		MTS Systems Corporation 2011 Stock Incentive Plan, conformed copy including all amendments through February 9, 2016, incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed December 30, 2015.

10.2		Commitment Letter, dated April 5, 2016, by and between MTS Systems Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 11, 2016.

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	*	XBRL Instance Document (filed herewith).

101.SCH	*	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date: May 10, 2016	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

