Form 10-Q
period 2016-07-02
MTS SYSTEMS CORP
filed 2016-08-08
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-02382

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of August 4, 2016, there were 16,674,992 shares of Common Stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended July 2, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	July 2, 2016	October 3, 2015
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$172,713	$51,768
Restricted cash	43,500	—
Accounts receivable, net of allowance for doubtful accounts of $3,416 and $3,411, respectively	83,736	89,829
Unbilled accounts receivable	90,785	77,519
Inventories	93,034	86,303
Prepaid expenses and other current assets	18,029	8,104
Deferred income taxes	14,661	14,190
Total current assets	516,458	327,713
Property and equipment, net	82,921	80,454
Goodwill	26,530	27,677
Intangible assets, net	20,646	19,706
Other assets	3,186	2,010
Deferred income taxes	3,147	3,271
Total assets	$652,888	$460,831

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$21,183
Current maturities of long-term debt, net	8,290	—
Accounts payable	37,746	32,994
Accrued payroll and related costs	30,831	27,938
Advance payments from customers	89,163	65,734
Accrued warranty costs	4,854	4,695
Accrued income taxes	1,456	3,273
Deferred income taxes	962	990
Accrued dividends	4,935	—
Other accrued liabilities	21,312	19,845
Total current liabilities	199,549	176,652
Long-term debt, less current maturities, net	18,143	—
Deferred income taxes	9,404	8,154
Non-current accrued income taxes	6,894	5,649
Defined benefit pension plan obligation	7,760	7,784
Other long-term liabilities	5,026	4,450
Total liabilities	246,776	202,689

Shareholders’ Equity
Common stock, $0.25 par value; 64,000 shares authorized: 16,660 and 14,932 shares issued and outstanding as of July 2, 2016 and October 3, 2015, respectively	4,165	3,733
Additional paid-in capital	153,050	4,275
Retained earnings	256,021	255,711
Accumulated other comprehensive income (loss)	(7,124)	(5,577)
Total shareholders’ equity	406,112	258,142
Total liabilities and shareholders’ equity	$652,888	$460,831
Note: The Consolidated Balance Sheet as of October 3, 2015 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenue
Product	$137,549	$114,779	$373,415	$363,696
Service	20,151	19,133	61,884	56,755
Total Revenue	157,700	133,912	435,299	420,451
Cost of Sales
Product	88,272	69,205	242,051	220,428
Service	11,315	11,498	37,480	33,441
Total Cost of Sales	99,587	80,703	279,531	253,869
Gross Profit	58,113	53,209	155,768	166,582
Operating Expenses
Selling and marketing	23,300	20,475	64,956	62,033
General and administrative	18,926	11,486	45,907	38,482
Research and development	6,198	5,821	17,244	17,074
Total Operating Expenses	48,424	37,782	128,107	117,589
Income From Operations	9,689	15,427	27,661	48,993
Interest income (expense), net	(375)	(155)	(833)	(595)
Other income (expense), net	668	(126)	465	(1,492)
Income Before Income Taxes	9,982	15,146	27,293	46,906
Provision for income taxes	2,832	4,363	5,371	10,631
Net Income	$7,150	$10,783	$21,922	$36,275

Earnings per share
Basic
Earnings per share	$0.46	$0.72	$1.46	$2.42
Weighted average common shares outstanding	15,514	14,905	15,044	15,000
Diluted
Earnings per share	$0.46	$0.72	$1.45	$2.39
Weighted average common shares outstanding	15,660	15,070	15,169	15,165

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$7,150	$10,783	$21,922	$36,275
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	(2,163)	1,512	(1,295)	(9,638)
Derivative instruments
Unrealized net gain (loss)	(91)	(201)	(680)	1,796
Net (gain) loss reclassified to earnings	142	(551)	131	(2,330)
Defined benefit pension plan
Unrealized net gain (loss)	47	(485)	(75)	802
Net (gain) loss reclassified to earnings	103	84	305	265
Currency exchange rate gain (loss)	187	(123)	67	835
Other comprehensive income (loss)	(1,775)	236	(1,547)	(8,270)
Comprehensive income	$5,375	$11,019	$20,375	$28,005

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income	Shareholders’ Equity
Balance, October 3, 2015	14,932	$3,733	$4,275	$255,711	$(5,577)	$258,142
Total comprehensive income	—	—	—	21,922	(1,547)	20,375
Issuance of common stock, net of issuance costs	1,897	474	73,827	—	—	74,301
Issuance of tangible equity units, net of issuance costs	—	—	84,511	—	—	84,511
Purchase of capped call transaction	—	—	(7,935)	—	—	(7,935)
Exercise of stock options	67	17	2,731	—	—	2,748
Stock-based compensation	47	12	5,232	—	—	5,244
Tax shortfall from equity compensation	—	—	(56)	—	—	(56)
Issuance for employee stock purchase plan	24	6	1,042	—	—	1,048
Common stock purchased and retired	(307)	(77)	(10,577)	(7,742)	—	(18,396)
Dividends, $0.90 per share	—	—	—	(13,870)	—	(13,870)
Balance, July 2, 2016	16,660	$4,165	$153,050	$256,021	$(7,124)	$406,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	July 2, 2016	June 27, 2015
Cash Flows from Operating Activities
Net income	$21,922	$36,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	5,177	5,681
Excess tax benefits from stock-based compensation	(187)	(603)
Net periodic pension benefit cost	851	748
Depreciation and amortization	14,427	15,518
Deferred income taxes	872	4,548
Bad debt provision (recovery), net	334	965
Changes in operating assets and liabilities
Accounts and unbilled contracts receivable	(7,853)	9,042
Inventories	(6,938)	(9,498)
Prepaid expenses	(2,726)	(2,306)
Accounts payable	4,759	1,938
Accrued payroll and related costs	2,798	(1,956)
Advance payments from customers	23,578	6,813
Accrued warranty costs	159	541
Other assets and liabilities	(11,433)	4,221
Net Cash Provided by (Used in) Operating Activities	45,740	71,927
Cash Flows from Investing Activities
Purchases of property and equipment	(16,194)	(12,676)
Proceeds from sale of property and equipment	1,514	—
(Increase) / decrease in restricted cash	(43,500)	—
Net Cash Provided by (Used in) Investing Activities	(58,180)	(12,676)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	74,738	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	84,824	—
Payment for capped call transaction	(7,935)	—
Proceeds from issuance of debt component of tangible equity units	27,386	—
Payment of debt issuance costs	(1,405)	—
Receipts under short-term borrowings	20,000	11,202
Payments under short-term borrowings	(41,343)	(35,026)
Excess tax benefits from stock-based compensation	187	603
Cash dividends	(8,935)	(13,569)
Proceeds from exercise of stock options and employee stock purchase plan	3,796	3,858
Payments to purchase and retire common stock	(18,396)	(28,873)
Net Cash Provided by (Used in) Financing Activities	132,917	(61,805)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	468	(4,546)
Cash and Cash Equivalents
Increase (decrease) during the period	120,945	(7,100)
Balance, beginning of period	51,768	60,397
Balance, end of period	$172,713	$53,297

Supplemental Disclosures of Cash Flows
Cash paid during the period for
Interest	$658	$677
Income taxes	$11,391	$8,377
Non-cash financing activities
Dividends declared not yet paid recorded in accrued dividends	$4,935	$4,392
Common stock issuance costs not yet paid recorded in accounts payable and other accrued liabilities	$437	$—
Issuance costs on equity component of tangible equity units not yet paid recorded in accounts payable and other accrued liabilities	$313	$—
Debt issuance costs net yet paid recorded in accounts payable and other accrued liabilities	$486	$—

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

We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 filed with the SEC. Interim results of operations for the third fiscal quarter ended July 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

We have a 5-4-4 week accounting cycle with the fiscal year ending on the Saturday closest to September 30. Fiscal year 2016 ending on October 1, 2016 will consist of 52 weeks. Fiscal year 2015 ended on October 3, 2015 and consisted of 53 weeks.

NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). To determine the nature of its promise to the customer, the entity must first identify each specified good or service to be provided to the customer and then (before transferring it) assess whether it controls each specified good or service. The new guidance clarifies how an entity should identify the unit of accounting (the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to amend ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable from other promises in the a contract and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost or an expense. The updated guidance also clarifies how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time, and other aspects relative to licensing.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds previous guidance on revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. The amendment also added an expedient to ease transition for contracts that were modified prior to adoption of the new revenue standard, clarifies how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable considerations received as revenue if the arrangement does not meet the standard's contract criteria. The amendment clarifies that fair value of noncash considerations should be measured at contract inception when determining the transaction price and allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses the policy.

The aforementioned revenue standards and amendments are required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

Other
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

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The standard allows for a plan with a fiscal year end that does not coincide with the end of the calendar month to measure its investments and investment-related accounts using the month end closest to its fiscal year end. In previous guidance, the measurement date was required to coincide with the fiscal year end. The standard is required to be adopted for annual periods beginning after December 15, 2015, which is our fiscal year 2017. The amendment is to be applied prospectively with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial condition, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. The provisional amounts and the related impact on earnings are adjusted by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified, eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which amends existing guidance on extinguishing financial liabilities for certain prepaid stored-value products. The new standard requires recognition of the expected breakage amount or the value that is ultimately not redeemed either proportionally in earnings as redemption occurs or when redemption is remote, if issuers are not entitled to breakage. The standard is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The amendment is to be applied either using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the year or retrospectively to each period presented. Early adoption is permitted. We are currently evaluating the impact, if any, the adoption of this guidance may have on our financial condition, results of operations or disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the accounting for credit losses on instruments measured at amortized cost by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. The amendment is to be applied using a modified-retrospective approach as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which adopted. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. We have not yet evaluated the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

Adopted
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which modifies existing requirements regarding classification of debt issuance costs. The new guidance requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This change will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied retrospectively with early adoption permitted.

We early adopted ASU No. 2015-03 effective April 3, 2016, or beginning with our third quarter of fiscal year 2016, due to the issuance of our 8.75% tangible equity units (TEUs) in a registered public offering. The adoption was applied retrospectively, but did not have a material impact on the financial condition, results of operations and disclosures of our prior fiscal year or prior quarters as no debt issuance costs outside of those associated with our credit facility existed. The debt issuance costs associated with our credit facility remain classified as an asset and continue to be amortized straight-line over the term of the credit facility. The debt issuance costs associated with the debt component of the TEUs issued in the third quarter of fiscal year 2016 have been recognized as a liability and presented as a direct deduction from the corresponding debt on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. See Note 8 for updated debt disclosures and Note 12 for more information on our TEUs.

NOTE 3          INVENTORIES

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Inventories were as follows:

(in thousands)	July 2, 2016	October 3, 2015
Customer projects in various stages of completion	$29,275	$24,571
Components, assemblies and parts	63,759	61,732
Total inventories	$93,034	$86,303

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

Warranty provisions and claims were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Beginning balance	$4,872	$5,325	$4,695	$4,286
Warranty claims	(1,609)	(1,976)	(4,290)	(4,511)
Warranty provisions	1,281	1,323	4,137	4,603
Adjustments to preexisting warranties	312	108	312	450
Currency translation	(2)	12	—	(36)
Ending balance	$4,854	$4,792	$4,854	$4,792

NOTE 5          CAPITAL ASSETS

Property and Equipment
Property and equipment was as follows:

(in thousands)	July 2, 2016	October 3, 2015
Land and improvements	$1,705	$1,705
Buildings and improvements	53,180	53,097
Machinery and equipment	175,386	162,472
Property and equipment, gross	230,271	217,274

Less accumulated depreciation	(147,350)	(136,820)
Property and equipment, net	$82,921	$80,454

Goodwill
Changes to the carrying value of goodwill were as follows:

(in thousands)	Test	Sensors	Total
Balance, October 3, 2015	$26,243	$1,434	$27,677
Adjustment related to finalization of purchase accounting[1]	(530)	—	(530)
Currency translation gain (loss)	(610)	(7)	(617)
Balance, July 2, 2016	$25,103	$1,427	$26,530

1 Goodwill from our acquisition of Instrument and Calibration Sweden AB (ICS) was determined to be customer lists and reclassified to intangible assets. Refer to Note 17 for information related to our acquisition of ICS.

Intangible Assets
Intangible assets were as follows:

	July 2, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$22,160	$(14,715)	$7,445	6.1
Patents	11,427	(5,586)	5,841	14.5
Trademarks and trade names	5,934	(1,778)	4,156	29.4
Customer lists	3,092	(879)	2,213	7.5
Land-use rights	1,176	(185)	991	47.8
Total intangible assets	$43,789	$(23,143)	$20,646	12.7

	October 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$19,546	$(14,046)	$5,500	6.2
Patents	11,838	(5,141)	6,697	14.5
Trademarks and trade names	6,163	(1,659)	4,504	29.4
Customer lists	2,561	(610)	1,951	8.1
Land-use rights	1,227	(173)	1,054	47.8
Total intangible assets	$41,335	$(21,629)	$19,706	13.4

Amortization expense recognized during the three months ended July 2, 2016 and June 27, 2015 was $596 and $1,012, respectively. Amortization expense recognized during the nine months ended July 2, 2016 and June 27, 2015 was $1,793 and $3,102, respectively. The estimated future amortization expense related to intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense (in thousands)
Remainder of 2016	$591
2017	$2,370
2018	$1,509
2019	$1,254
2020	$1,223
2021	$1,117

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

	July 2, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$—	$266	$—	$266
Total assets	$—	$266	$—	$266

Liabilities
Currency contracts[1]	$—	$729	$—	$729
Total liabilities	$—	$729	$—	$729

	October 3, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts[1]	$—	$841	$—	$841
Total assets	$—	$841	$—	$841

Liabilities
Currency contracts[1]	$—	$639	$—	$639
Total liabilities	$—	$639	$—	$639

1 Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments. See Note 7 for additional information on derivative financial instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain financial instruments at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets and other long-lived assets acquired either as part of a business acquisition, individually or with a group of other assets, as well as property and equipment. These assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements and new product introductions. Fair value measurements of the reporting units associated with our goodwill balances are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements associated with our intangible assets, other long-lived assets and property and equipment are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. See Note 5 for additional information on goodwill, intangible assets, other long-lived assets and property and equipment.

Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term borrowings.

Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The debt fair value measurement is as follows:

	July 2, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Debt component of tangible equity units[2]	$—	$27,386	$—	$27,386
Total debt	$—	$27,386	$—	$27,386

2 The TEUs were issued on June 15, 2016 and June 21, 2016, resulting in the fair value and carrying value being considered equal due to limited changes in market interest rates since issuance. See Note 8 for additional information on debt instruments and Note 12 for additional information on the TEUs.

NOTE 7          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

	July 2, 2016
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$247	$729

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	19	—
Total hedge and other derivatives	$266	$729

	October 3, 2015
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Foreign exchange cash flow hedges	$841	$353

Derivatives not designated as hedges
Foreign exchange balance sheet derivatives	—	286
Total hedge and other derivatives	$841	$639

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements recorded in the July 2, 2016 and October 3, 2015 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets are as follows:

(in thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount [1]
July 2, 2016
Assets	$247	$—	$247	$(199)	$—	$48
Liabilities	729	—	729	(199)	—	530

October 3, 2015
Assets	$841	$—	$841	$—	$—	$841
Liabilities	353	—	353	—	—	353

[1]	Net fair value of foreign exchange cash flow hedge assets / liabilities that could have been reported in the Consolidated Balance Sheet.

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

As of July 2, 2016 and October 3, 2015, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $29,418 and $48,529, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $26,250 and $41,696 as of July 2, 2016 and October 3, 2015, respectively. As of July 2, 2016, the net market value of the foreign currency exchange contracts was a net liability of $482, consisting of $729 in liabilities and $247 in assets. As of October 3, 2015, the net market value of the foreign currency exchange contracts was a net asset of $488, consisting of $841 in assets and $353 in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Beginning unrealized net gain (loss) in AOCI	$(335)	$1,752	$608	$1,414
Net (gain) loss reclassified into revenue (effective portion)	223	(865)	205	(3,658)
Net gain (loss) recognized in OCI (effective portion)	(143)	(313)	(1,068)	2,818
Ending unrealized net gain (loss) in AOCI	$(255)	$574	$(255)	$574

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was less than $1 in both of the three and nine months ended July 2, 2016 and June 27, 2015. As of July 2, 2016 and June 27, 2015, the amount projected to be reclassified from AOCI into earnings in the next twelve months was a net loss of $246 and a net gain of $640, respectively. The maximum remaining maturity of any forward or optional contract as of July 2, 2016 and June 27, 2015 was 1.0 and 2.0 years, respectively.

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

As of July 2, 2016 and October 3, 2015, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $44,720 and $66,701, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of July 2, 2016 and October 3, 2015 was $7,504 and $17,122, respectively. As of July 2, 2016 and October 3, 2015, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $19 and a net liability of $286, respectively. The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net (loss) gain recognized in other (expense) income, net	$(64)	$(544)	$(898)	$311

NOTE 8          FINANCING

Short-term borrowings consisted of the following:

(in thousands)	July 2, 2016	October 3, 2015
Bank line of credit, monthly U.S. LIBOR plus 100 basis points, in effect at July 2, 2016, maturing July 2016, with optional month-to-month term renewal and loan repricing until September 2019	$—	$10,000
Bank line of credit, monthly Euro LIBOR plus 100 basis points, in effect at July 2, 2016, maturing July 2016, with optional month-to-month term renewal and loan repricing until September 2019	—	11,183
Total short-term borrowings	$—	$21,183

The credit facility we had in place at July 2, 2016 provided up to $200,000 for working capital financing, permitted acquisitions, share purchases and other general corporate purposes. As of July 2, 2016, we had no outstanding borrowings under the credit facility. As of October 3, 2015, outstanding borrowings under the credit facility were $21,183. As of October 3, 2015, the interest rate applicable to outstanding variable rate credit facility borrowings was 1.20%, the monthly U.S. LIBOR plus 100 basis points. As of July 2, 2016, we had outstanding letters of credit drawn from the credit facility totaling $24,877, leaving $175,123 of unused borrowing capacity. As of October 3, 2015, we had outstanding letters of credit drawn from the credit facility totaling $12,008, leaving approximately $166,809 of unused borrowing capacity.

Long-term debt consisted of the following:

(in thousands)	July 2, 2016	October 3, 2015
Tangible equity units[1]	$27,386	$—
Less: Unamortized underwriting discounts, commissions and other expenses	(492)	—
Less: Current maturities of long-term debt[2]	(8,751)	—
Total long-term debt, less current maturities, net	$18,143	$—

1 See Note 12 for more information on our TEUs issued in the third quarter of fiscal year 2016.

2 Current maturities of long-term debt, net of $8,290 presented on our Consolidated Balance Sheet as of July 2, 2016, includes $8,751 of current maturities of long-term debt less $461 of unamortized underwriting discounts, commissions and issuance costs.

NOTE 9          STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2011 Stock Incentive Plan (2011 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. During fiscal year 2016, our shareholders approved a 1,500 share increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 3,800. During the nine months ended July 2, 2016 and June 27, 2015, we awarded stock options and restricted stock units under the 2011 Plan. At July 2, 2016, a total of 2,052 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In fiscal year 2011, our shareholders approved a 2012 Employee Stock Purchase Plan (2012 ESPP) that was effective on January 1, 2012. During the nine months ended July 2, 2016 and June 27, 2015, we issued shares of our common stock to participants under the 2012 ESPP. At July 2, 2016, a total of 665 shares were available for issuance under the 2012 ESPP. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Our annual stock option and restricted stock grant is typically made in December. During the nine months ended July 2, 2016, we granted approximately 316 stock options, 74 restricted stock units and 21 performance restricted stock units to directors, officers and employees. During the nine months ended June 27, 2015, we granted approximately 172 stock options, 58 restricted stock units and 16 performance restricted stock units to directors, officers and employees.

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

The weighted average per share fair value of the stock options granted during the nine months ended July 2, 2016 and June 27, 2015 was $11.71 and $12.16, respectively. The weighted average assumptions used to determine the fair value of these stock options were as follows:

	Nine Months Ended
	July 2, 2016	June 27, 2015
Expected life (in years)	4.1	3.5
Risk-free interest rate	1.5%	1.1%
Expected volatility	26.7%	27.4%
Dividend yield	2.0%	1.8%

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

Restricted Stock
We award restricted stock units to directors. The restricted stock units vest on the date of the next annual meeting after grant. The directors are entitled to cash dividend equivalents on unvested shares, but they do not have voting rights on the unvested shares. The sale and transfer of these units is restricted during the vesting period. Additionally, in fiscal year 2013, we awarded restricted stock to our directors that vest proportionately on the first three anniversaries of the grant date. For restricted stock awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period. Restricted stock and restricted stock units are valued based on the market value of the shares at the date of grant with the value allocated to expense evenly over the restricted period.

We award restricted stock units and performance restricted stock units to key employees. Restricted stock units vest proportionally on the first three anniversaries of the grant date, and performance restricted stock units vest based on attainment of return on invested capital performance targets at the end of one, two and three year performance periods. Participants awarded restricted stock units and performance restricted stock units are not entitled to cash dividends or voting rights on unvested units. Performance restricted stock units are valued based on the market value of the shares at the date of grant with the value recognized to expense once the performance criteria has been met.

The fair value of the restricted stock units and performance restricted stock units granted during the nine months ended July 2, 2016 and June 27, 2015 was $57.73 and $65.95, respectively, representing the market value of our shares at the date of grant less the present value of estimated foregone dividends over the vesting period.

NOTE 10          EMPLOYEE BENEFIT PLANS

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

Net periodic benefit costs for our defined benefit retirement plan included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$246	$207	$728	$652
Interest cost	153	152	455	481
Expected return on plan assets	(259)	(243)	(769)	(765)
Net amortization and deferral	147	121	437	380
Net periodic benefit cost	$287	$237	$851	$748

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and nine months ended July 2, 2016 and June 27, 2015 was 5.5% and 5.5%, respectively.

NOTE 11          INCOME TAXES

As of July 2, 2016, our liability for unrecognized tax benefits was $6,894, of which $3,462 would favorably affect our effective tax rate, if recognized. As of October 3, 2015, our liability for unrecognized tax benefits was $5,649, of which $2,265 would favorably affect our effective tax rate, if recognized. As of July 2, 2016, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which made the United States Research and Development (R&D) tax credit permanent as of January 1, 2015. As a result of this legislation, we recognized a discrete tax benefit of $2,283 during the three months ended January 2, 2016.

NOTE 12          SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per share and per TEU data)

Share Issuance
During the third quarter of fiscal year 2016, we issued 1,897 shares of our common stock at $42.00 per share primarily to finance the acquisition of PCB Group, Inc. (PCB), to repay amounts outstanding under our existing revolving credit facility and to pay related costs, fees and expenses. Total net proceeds for the three and nine months ended July 2, 2016 were as follows:

(in thousands)	Common Stock	Additional Paid-in Capital	Total
Public offering	$474	$79,221	$79,695
Less: Underwriting discounts and commissions	—	(4,782)	(4,782)
Less: Other expenses[1]	—	(612)	(612)
Issuance of common stock, net	$474	$73,827	$74,301

1 Other expenses include direct and incremental costs related to the issuance of the common stock. Of the $612 in other expenses, $175 has been paid, resulting in net cash received of $74,738 for the nine months ended July 2, 2016.

Tangible Equity Units
During the third quarter of fiscal year 2016, we issued 1,150, 8.75% TEUs primarily to finance the acquisition of PCB, to repay amounts outstanding under our existing revolving credit facility and to pay related costs, fees and expenses. Total proceeds, net of underwriting discounts, commissions and other expenses were $110,926. Each TEU has a stated amount of $100 per TEU and is comprised of a prepaid stock purchase contract and a senior amortizing note having a final installment payment date of July 1, 2019. We allocated the proceeds from the issuance of the TEUs between equity and debt, based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, net of underwriting discounts, commissions and other expenses, was recorded in additional paid-in capital in the Consolidated Balance Sheets. The fair value of the senior amortizing note, net of underwriting discounts, commissions and other expenses, was split between current maturities of long-term debt, net and long-term debt, less current maturities, net in the Consolidated Balance Sheets. Underwriting discounts, commissions and other costs directly associated with the TEU-related debt will be amortized using the effective interest rate method over the three year term of the instrument.

The aggregate values assigned upon issuance to each component of the TEUs, based on the relative fair value of the respective components, were as follows:

(in thousands, except fair value price per TEU)	Equity Component	Debt Component	Total
Fair value price per TEU[2]	$76.19	$23.81	$100.00

Gross proceeds	$87,614	$27,386	$115,000
Less: Underwriting discounts and commissions	(2,628)	(822)	(3,450)
Less: Other expenses[3]	(475)	(149)	(624)
Issuance of TEUs, net	$84,511	$26,415	$110,926

2 The fair value price allocation between equity and debt for each TEU was determined using a discounted cash flow model.

3 Other expenses include direct and incremental costs related to the issuance of the TEUs. Of the $624 in other expenses, $212 has been paid resulting in net cash received of $111,338 for the nine months ended July 2, 2016.

Equity Component
Unless settled earlier at the option of the holder, each purchase contract will automatically settle on July 1, 2019. A minimum of 1.9841 shares and a maximum of 2.3810 shares of our common stock, subject to adjustment based upon the applicable market value discussed below, will be delivered to the holder of each prepaid stock purchase contract at the settlement date.

The number of shares of our common stock issuable upon settlement of each purchase contract will be determined as follows:

•
if the applicable market value is equal to or greater than the threshold appreciation price of $50.40 per share, holders will receive 1.9841 shares of common stock per purchase contract, or the minimum settlement rate, resulting in the issuance of 2,282 shares of our common stock;

•
if the applicable market value is greater than the reference price of $42.00 per share, but less than the threshold appreciation price of $50.40 per share, holders will receive a number of shares of common stock equal to $100 per TEU divided by the applicable market value; or

•
if the applicable market value is less than or equal to the reference price of $42.00 per share, holders will receive 2.3810 shares of common stock per purchase contract, or the maximum settlement rate, resulting in the issuance of 2,738 shares of our common stock.

The "applicable market value" is defined as the average of the daily volume-weighted average price of the common stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 1, 2019.

Debt Component
The amortizing senior note was issued with an initial principal amount of $27,386 or $23.81 per TEU. Equal quarterly cash installments of $2.1875 per amortizing note (except for the October 1, 2016 installment payment, which will be $2.5764 per amortizing note) will be paid, which in the aggregate will be equivalent to a 8.75% cash distribution per year with respect to each $100 stated amount per TEU. Each installment will constitute a payment of interest and partial repayment of principal.

Earnings Per Common Share
The TEUs have a dilutive effect on our earnings per share. The 1.9841 minimum shares to be issued are included in the calculation of basic weighted average shares outstanding. The 0.3969 difference between the minimum shares and the 2.3810 maximum shares are potentially dilutive, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the applicable market value is higher than the reference price but less than the threshold appreciation price. See Note 13 for additional information regarding the calculation of earnings per share.

Capped Call Transaction
In connection with the pricing of the TEUs during the third quarter of fiscal year 2016, we entered into capped call transactions with third parties. The capped calls are expected to reduce the potential dilution to our common stock upon settlement of the TEUs to the extent the market price per share of our common stock exceeds the applicable strike price of the capped calls. The capped calls have a strike price of $50.40 per share, a cap price of $58.80 per share and are exercisable when the TEUs are converted. If, upon conversion of the TEUs, the price of our common stock is above the strike price of the capped calls, the third parties will deliver shares of common stock to us with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the capped calls being exercised. The capped calls allow for net share settlement when the TEUs are exercised and expire on July 1, 2019. We paid $7,935 for the capped calls in the third quarter of fiscal year 2016 and recorded the payment as a reduction of additional paid-in capital in the Consolidated Balance Sheets.

NOTE 13          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable period. Our TEUs are assumed to be settled at the minimum settlement amount of 1.9841 shares per TEU when calculating weighted-average common shares outstanding for purposes of basic earnings per share.

Using the treasury stock method, diluted earnings per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on the average market price for the period. For diluted earnings per share, our TEUs are assumed to be settled at a conversion factor based on our daily volume-weighted average price per share of our common stock for the 20 consecutive trading days preceding the end of the current fiscal year quarter not to exceed 2.3810 shares of common stock per TEU.

Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 733 and 183 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended July 2, 2016 and June 27, 2015, respectively. Stock options to acquire 657 and 140 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the nine months ended July 2, 2016 and June 27, 2015, respectively.

In connection with the pricing of our TEUs, we entered into capped call transactions. The capped call transactions will not be reflected in the calculation of diluted earnings per share until settled as they are anti-dilutive. See Note 12 for additional information on our equity instruments.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$7,150	$10,783	$21,922	$36,275

Weighted average common shares outstanding	15,514	14,905	15,044	15,000
Effect of dilutive securities
Stock-based compensation	82	165	104	165
Tangible equity units	64	—	21	—
Weighted average dilutive common shares outstanding	15,660	15,070	15,169	15,165

Earnings per share
Basic	$0.46	$0.72	$1.46	$2.42
Diluted	$0.46	$0.72	$1.45	$2.39

NOTE 14          OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), a component of shareholders’ equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of other comprehensive income (loss) was as follows:

	Three Months Ended			Nine Months Ended
	July 2, 2016
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(2,163)	$—	$(2,163)	$(1,295)	$—	$(1,295)
Derivative instruments
Unrealized net gain (loss)	(143)	52	(91)	(1,068)	388	(680)
Net (gain) loss reclassified to earnings	223	(81)	142	205	(74)	131
Defined benefit pension plan
Unrealized net gain (loss)	67	(20)	47	(107)	32	(75)
Net (gain) loss reclassified to earnings	147	(44)	103	437	(132)	305
Currency exchange rate gain (loss)	187	—	187	67	—	67
Other comprehensive income (loss)	$(1,682)	$(93)	$(1,775)	$(1,761)	$214	$(1,547)

	Three Months Ended			Nine Months Ended
	June 27, 2015
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$1,512	$—	$1,512	$(9,638)	$—	$(9,638)
Derivative instruments
Unrealized net gain (loss)	(313)	112	(201)	2,818	(1,022)	1,796
Net (gain) loss reclassified to earnings	(865)	314	(551)	(3,658)	1,328	(2,330)
Defined benefit pension plan
Unrealized net gain (loss)	(694)	209	(485)	1,149	(347)	802
Net (gain) loss reclassified to earnings	121	(37)	84	380	(115)	265
Currency exchange rate gain (loss)	(123)	—	(123)	835	—	835
Other comprehensive income (loss)	$(362)	$598	$236	$(8,114)	$(156)	$(8,270)

The changes in the net-of-tax balances of each component of AOCI were as follows:

	Three Months Ended				Nine Months Ended
	July 2, 2016
	Adjustments				Adjustments
(in thousands)	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$1,873	$(214)	$(7,008)	$(5,349)	$1,005	$386	$(6,968)	$(5,577)
Other comprehensive net gain (loss) reclassifications	(2,163)	(91)	234	(2,020)	(1,295)	(680)	(8)	(1,983)
Net (gain) loss reclassified to earnings	—	142	103	245	—	131	305	436
Other comprehensive income (loss)	(2,163)	51	337	(1,775)	(1,295)	(549)	297	(1,547)
Ending balance	$(290)	$(163)	$(6,671)	$(7,124)	$(290)	$(163)	$(6,671)	$(7,124)

	Three Months Ended				Nine Months Ended
	June 27, 2015
	Adjustments				Adjustments
(in thousands)	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$1,070	$1,116	$(4,868)	$(2,682)	$12,220	$898	$(7,294)	$5,824
Other comprehensive net gain (loss) reclassifications	1,512	(201)	(608)	703	(9,638)	1,796	1,637	(6,205)
Net (gain) loss reclassified to earnings	—	(551)	84	(467)	—	(2,330)	265	(2,065)
Other comprehensive income (loss)	1,512	(752)	(524)	236	(9,638)	(534)	1,902	(8,270)
Ending balance	$2,582	$364	$(5,392)	$(2,446)	$2,582	$364	$(5,392)	$(2,446)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI was as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Derivative instruments
Currency exchange contracts gain (loss)	$(223)	$865	$(205)	$3,658	Revenue
Income tax benefit (expense)	81	(314)	74	(1,328)	Provision for income taxes
Total net gain (loss) on derivative instruments	(142)	551	(131)	2,330	Net income

Defined benefit pension plan
Actuarial gain (loss)	(80)	(60)	(238)	(207)	Cost of sales
Actuarial gain (loss)	(42)	(38)	(124)	(108)	Selling and marketing
Actuarial gain (loss)	(25)	(23)	(75)	(65)	General and administrative
Total actuarial gain (loss)	(147)	(121)	(437)	(380)	Income before income taxes
Income tax benefit (expense)	44	37	132	115	Provision for income taxes
Total net gain (loss) on pension plan	(103)	(84)	(305)	(265)	Net income

Total net-of-tax reclassifications out of AOCI included in net income	$(245)	$467	$(436)	$2,065

NOTE 15          BUSINESS SEGMENT INFORMATION

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

Financial information by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenue
Test	$133,512	$109,484	$366,119	$346,306
Sensors	24,188	24,428	69,180	74,145
Total revenue	$157,700	$133,912	$435,299	$420,451

Income (Loss) from Operations
Test	$10,683	$10,139	$22,785	$35,256
Sensors	(994)	5,288	4,876	13,737
Total income (loss) from operations	$9,689	$15,427	$27,661	$48,993

NOTE 16          RESTRUCTURING

During the third quarter of fiscal year 2016, we initiated restructuring actions to further reduce our cost structure by eliminating 61 positions, primarily in our Corporate area and Test segment, through terminations, elimination of certain open positions as a result of employees leaving voluntarily throughout fiscal year 2016 and reductions in contractors. The restructuring activities resulted in severance and related pre-tax expense of $1,237 during the three and nine months ended July 2, 2016. The majority of the severance and related costs are expected to be paid by the end of fiscal year 2016. We do not expect to incur any additional costs related to these restructuring actions.

The following table summarizes the restructuring expenses included in our Consolidated Statements of Income.

	Three and Nine Months Ended
	July 2, 2016
(in thousands)	Test	Sensors	Total
Cost of sales	$299	$—	$299
Selling and marketing	129	98	227
General and administrative	414	292	706
Research and development	5	—	5
Total restructuring expense	$847	$390	$1,237

During the third quarter of fiscal year 2014, we initiated workforce and other cost reduction actions at certain locations in the U.S. and Europe. No restructuring expenses were recognized during the three or nine months ended July 2, 2016 or June 27, 2015 related to these restructuring actions.

The following table summarizes the change in our restructuring expense accruals during the nine months ended July 2, 2016 for all restructuring actions.

(in thousands)	2016 Restructuring	2014 Restructuring	Total
Balance, October 3, 2015	$—	$1,548	$1,548
Restructuring expense	1,237	—	1,237
Stock-based compensation forfeitures	368	—	368
Payments	(718)	(412)	(1,130)
Currency translation	(16)	(13)	(29)
Balance, July 2, 2016	$871	$1,123	$1,994

The following table summarizes the location of the restructuring expense accruals included in our Consolidated Balance Sheets.

(in thousands)	July 2, 2016	October 3, 2015
Accrued payroll and related costs	$1,208	$497
Other long-term liabilities	786	1,051
Total accrued restructuring expense	$1,994	$1,548

NOTE 17          BUSINESS ACQUISITIONS

On June 29, 2015, we acquired ICS, a supplier of testing equipment and calibration services located in Sweden, for a purchase price of $667. An allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements within Test from the date of acquisition. The acquisition of ICS’s assets and liabilities does not constitute a material business combination and, accordingly, pro forma results have not been included.

NOTE 18          SUBSEQUENT EVENTS

Debt Issuance
On July 5, 2016, we entered into a credit agreement with U.S. Bank National Association and HSBC Bank USA, National Association as Co-Documentation Agents, Wells Fargo Bank, National Association as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent and JP Morgan Chase Bank, N.A. and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers (the Credit Agreement). The Credit Agreement provides for senior secured credit facilities consisting of a $100,000 revolving credit facility (the Revolving Credit Facility) and a $460,000 term loan B facility (the Term Facility). In connection with the Credit Agreement, we terminated the credit facility described in Note 8. On July 29, 2016, we amended the Credit Agreement to increase the size of the Revolving Credit Facility to $120,000.

The Term Facility was made available to us in a single drawing on the closing date of the Senior Secured Facilities to finance the acquisition of PCB. The loans under the Term Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Facility.

We may elect that the loans under the Senior Secured Facilities bear interest at a rate per annum equal to either an alternative base rate (ABR) or an Adjusted LIBO Rate (each as defined in the Credit Agreement) plus, in each case, an applicable margin. The applicable margin for loans under the Term Facility is either (a) 3.25% in the case of loans bearing interest at the ABR rate, or (b) 4.25% in the case of loans bearing interest at the Adjusted LIBO Rate. The applicable margin for loans under the Revolving Credit Facility, as well as the commitment fee payable on the average daily amount of the available revolving commitment, is a percentage determined in accordance with our total leverage ratio.

The maturity date of the Revolving Credit Facility is July 5, 2021 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement.

Acquisition
On July 5, 2016, we acquired PCB for approximately $580,000, pursuant to an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provided for the acquisition of 100% of PCB through a merger of a newly formed subsidiary of MTS into PCB, with PCB surviving as a wholly owned subsidiary of MTS. Costs of $4,966 and $6,317 associated with the acquisition of PCB were expensed as incurred in the three and nine months ended July 2, 2016, respectively.

PCB is a manufacturer of piezoelectric sensors and components used for pressure, force and vibration measurement. PCB's products include accelerometers, microphones, calibration systems, pressure sensors, load and torque sensors, force sensors, single- and multi-channel telemetry, ground fault detection and smart sensing solutions. PCB serves end markets that include test and measurement, power and energy, aerospace and defense, industrial measurement and instrumentation, automotive and rail, and acoustics and environmental noise monitoring. PCB's revenue for the year ended December 31, 2015 was $179,661.

We funded the purchase price for the acquisition of PCB with existing cash on hand as well as funds raised through borrowings under the Term Facility in an aggregate principal amount of $460,000, proceeds from the registered public offerings of TEUs and common stock and the $43,500 of restricted cash that was placed into escrow during the third quarter to secure termination fees that would have became payable to PCB had the acquisition not occurred under the Merger Agreement. The restricted cash was paid to PCB as part of the acquisition costs. See Note 12 for additional information on the equity instruments.

We were not able to include certain required disclosures in this Quarterly Report on Form 10-Q for the three months ended July 2, 2016 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available. We intend to include such disclosures in our Annual Report on Form 10-K for the fiscal year ending October 1, 2016 and any subsequent filings as necessary.

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

Overview
MTS Systems Corporation is a leading global supplier of high-performance test systems and sensors. Our testing hardware and software solutions help customers accelerate and improve design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products and structures. Our high-performance sensors provide controls for a variety of industrial and vehicular applications. As of October 3, 2015, we had 2,400 employees and revenue of $563,934 for the fiscal year.

Restructuring Initiative
During the third quarter of fiscal year 2016, we initiated restructuring actions to further reduce our cost structure by eliminating positions, primarily in our Corporate area and Test segment, through terminations, elimination of certain open positions as a result of employees leaving voluntarily throughout fiscal year 2016 and reductions in contractors. The restructuring activities resulted in severance and related pre-tax expense of $1,237 during the three and nine months ended July 2, 2016. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Equity Instruments
During the third quarter of fiscal year 2016, we issued 1,897 shares of common stock and 1,150 of our 8.75% tangible equity units (TEUs) to finance the acquisition of PCB Group, Inc. (PCB), repay amounts outstanding under our then existing revolving credit facility and to pay related costs, fees and expenses. The common stock and TEU issuances resulted in total net proceeds of $74,301 and $110,926, respectively. Proceeds from the issuance of the TEUs were allocated between equity and debt. The debt plus interest will be repaid in quarterly installments through July 1, 2019, at which time the equity portion of the TEUs will automatically be converted to common shares. These issuances negatively impact our basic and dilutive earnings per share.

In connection with the pricing of the TEUs, we entered into capped call transactions with third parties that are expected to reduce the potential dilution to our common stock upon settlement of the TEUs to the extent the market price per share of our common stock exceeds the strike price of the capped calls of $50.40 per share. The capped calls resulted in cash outflow of $7,935 in the third quarter of fiscal year 2016.

See Note 12 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Acquisition
On July 5, 2016, after the end of our third quarter of fiscal year 2016, we completed our previously announced acquisition of PCB, which is now one of our wholly owned subsidiaries. The purchase price we paid in connection with this acquisition was approximately $580,000, which was subject to certain adjustments for cash, indebtedness, transaction costs and the level of net working capital at closing. We funded the purchase price with existing cash on hand, borrowings under a new credit facility further described below under “Liquidity and Capital Resources” and proceeds from our previously announced registered public offerings of TEUs and common stock completed during the third quarter of fiscal year 2016 and discussed further below.

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

We are working toward our goals of sustained 6% to 8 % annualized organic growth in annual revenue, margin expansion and mid-teens for return on invested capital (ROIC). Economic conditions and the competitive environment will impact the timing of when the goals are achieved. There are four primary opportunities to enable us to achieve these goals:

•	The PCB acquisition, which closed subsequent to the third quarter of fiscal year 2016, creates a technology leading test and measurement solution provider serving a broad global customer base;

•	Realizing growth within rapidly expanding sensors market;

•	Expanding service offerings in our Test segment; and

•	Environmental and energy conservation are driving explosive growth in ground vehicles and advanced materials testing.

We believe that our business model supports achieving our growth goals assuming we continue to move aggressively to build our infrastructure, expand our offerings and execute on opportunities with our key customers. In order to accelerate our revenue growth over the next few years, investments in infrastructure, sales support and field service capacity and capabilities are essential.

Financial Results

Total Company

Results of Operations
The following table compares results of operations, separately identifying the estimated impact of currency translation.

	Three Months Ended				Nine Months Ended
		Estimated				Estimated
(in thousands)	July 2, 2016	Business Change	Currency Translation	June 27, 2015	July 2, 2016	Business Change	Currency Translation	June 27, 2015
Revenue	$157,700	$22,556	$1,232	$133,912	$435,299	$20,622	$(5,774)	$420,451
Cost of sales	99,587	17,986	898	80,703	279,531	29,662	(4,000)	253,869
Gross profit	58,113	4,570	334	53,209	155,768	(9,040)	(1,774)	166,582
Gross margin	36.9%			39.7%	35.8%			39.6%

Operating expenses
Selling and marketing	23,300	2,604	221	20,475	64,956	3,613	(690)	62,033
General and administrative	18,926	7,501	(61)	11,486	45,907	7,925	(500)	38,482
Research and development	6,198	368	9	5,821	17,244	262	(92)	17,074
Total operating expenses	48,424	10,473	169	37,782	128,107	11,800	(1,282)	117,589
Income from operations	$9,689	$(5,903)	$165	$15,427	$27,661	$(20,840)	$(492)	$48,993

Revenue

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Revenue	$157,700	$133,912	$23,788	17.8%	$435,299	$420,451	$14,848	3.5%

Revenue for the three months ended July 2, 2016 increased by 17.8% due to higher revenue in Test and the favorable impact of currency translation. Test revenue increased $24,028 primarily due to a focus on project execution and backlog conversion. Sensors revenue declined $240 driven by industrial market weakness around the globe, partially offset by the favorable impact of currency translation.

Year-to-date revenue increased by 3.5% primarily due to revenue growth in Test, partially offset by the unfavorable impact of currency and a decline in Sensors revenues. Excluding the impact of currency translation, revenue increased 4.9%. Test revenue increased $19,813 or 5.7% primarily driven by higher service revenue and a focus on project execution and backlog conversion, partially offset by the unfavorable impact of currency translation of 1.3%. Sensors revenue decreased $4,965 due to lower sales volumes in all regions and the unfavorable impact of currency translation.

Gross Profit

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Gross profit	$58,113	$53,209	$4,904	9.2%	$155,768	$166,582	$(10,814)	(6.5)%
Gross margin	36.9%	39.7%			35.8%	39.6%

Gross profit for the three months ended July 2, 2016 increased by 9.2% primarily due to higher revenue in Test. The gross margin rate for the same period in the prior year declined 2.8 percentage points primarily due to pricing pressures on standard equipment in the China market, a weak global industrial market, higher compensation expense and restructuring costs of $299. The impact of currency translation on the gross margin rate was minimal.

Year-to-date gross profit and gross margins decreased by 6.5% and 3.8 percentage points, respectively, primarily due to higher compensation expense from the investment in resources in Test and Sensors and inefficiencies in executing complex projects in Test resulting in higher than expected costs. The decrease was further expanded by unfavorable leverage from lower sales volumes in Sensors due to industrial market weakness across the globe and the unfavorable impact of currency translation. The decrease was partially offset by an increase in Test revenues driven by backlog conversion.

Selling and Marketing Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Selling and marketing	$23,300	$20,475	$2,825	13.8%	$64,956	$62,033	$2,923	4.7%
% of Revenue	14.8%	15.3%			14.9%	14.8%

Selling and marketing expense for the three months ended July 2, 2016 increased by 13.8% primarily due to higher commission expense from increased revenue in Test, restructuring costs of $227 and the unfavorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 12.7%.

Year-to-date selling and marketing expense increased by 4.7% primarily due to higher compensation expense in Test and higher commission expense from increased revenue in Test, partially offset by the favorable impact of currency translation, lower compensation expense and cost containment measures in Sensors. Excluding the impact of currency translation, selling and marketing expense increased 5.8%.

General and Administrative Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
General and administrative	$18,926	$11,486	$7,440	64.8%	$45,907	$38,482	$7,425	19.3%
% of Revenue	12.0%	8.6%			10.5%	9.2%

General and administrative expense for the three months ended July 2, 2016 increased by 64.8% primarily due to acquisition-related expenses incurred as part of the definitive agreement to acquire PCB of $4,966, higher professional fees, increased compensation expenses and restructuring costs of $706. Excluding the impact of currency translation, acquisition-related expenses and restructuring costs, general and administrative expenses would have increased 15.9%.

Year-to-date general and administrative expense increased 19.3% primarily due to acquisition-related expenses of $6,317, higher professional fees and restructuring costs of $706, partially offset by a reduction in other legal costs and the favorable impact of foreign currency translation. Excluding the impact of currency translation, acquisition-related expenses and restructuring costs, general and administrative expenses would have increased 2.3%.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Research and development	$6,198	$5,821	$377	6.5%	$17,244	$17,074	$170	1.0%
% of Revenue	3.9%	4.3%			4.0%	4.1%

Research and development (R&D) expense for the three months ended July 2, 2016 increased by 6.5% primarily due to higher compensation expense from headcount additions.

Year-to-date R&D expense increased by 1.0% primarily due to higher compensation expense from Test headcount additions, partially offset by Sensors headcount reductions, R&D project spending cost containment measures in Sensors and the favorable impact of currency translation. Excluding the impact of currency translation, R&D expenses would have increased 1.5%.

Income from Operations

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Income from operations	$9,689	$15,427	$(5,738)	(37.2)%	$27,661	$48,993	$(21,332)	(43.5)%
% of Revenue	6.1%	11.5%			6.4%	11.7%

Income from operations for the three and nine months ended July 2, 2016 declined primarily due to higher gross profit being more than offset by higher operating expenses which included PCB acquisition-related expenses of $4,966 and $6,317, respectively, and restructuring costs of $1,237.

Interest Income (Expense), Net

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Interest income (expense), net	$(375)	$(155)	$(220)	(141.9)%	$(833)	$(595)	$(238)	(40.0)%

Interest income (expense), net for the three and nine months ended July 2, 2016 declined due to interest incurred related to our TEUs and higher banking fees.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Other income (expense), net	$668	$(126)	$794	630.2%	$465	$(1,492)	$1,957	131.2%

The increase in other income (expense), net for the three months ended July 2, 2016 was primarily driven by sales and use tax refunds.

Year-to-date, other income (expense), net increased primarily driven by sales and use tax refunds and a decrease in the losses on foreign currency transactions.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Provision for income taxes	$2,832	$4,363	$(1,531)	(35.1)%	$5,371	$10,631	$(5,260)	(49.5)%
Effective Rate	28.4%	28.8%			19.7%	22.7%

The provision for income taxes declined during the three and nine months ended July 2, 2016 primarily due to a decrease in income from operations.

The effective tax rate was lower during the three and nine months ended July 2, 2016 primarily due to tax benefits from the enactment of legislation on December 18, 2015 that made the United States research and development (R&D) tax credit permanent as of January 1, 2015 that was partially offset by nondeductible acquisition-related expenses. The nine months ended July 2, 2016 also included a discrete benefit of $2,283 related to the reinstatement of the R&D tax credit. The effective tax rate for the nine months ended June 27, 2015 includes a tax benefit of $1,836 due to the resolution of audit matters in connection with the IRS examination of tax years ending October 1, 2011 and September 29, 2012. We also recognized a tax benefit of $2,098 during the nine months ended June 27, 2015 due to the enactment of tax legislation on December 19, 2014 that retroactively extended the R&D tax credit.

Net Income

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands, except per share data)			$	%			$	%
Net Income	$7,150	$10,783	$(3,633)	(33.7)%	$21,922	$36,275	$(14,353)	(39.6)%
Diluted earnings per share	$0.46	$0.72	$(0.26)	(36.1)%	$1.45	$2.39	$(0.94)	(39.3)%

Net income for the three months ended July 2, 2016 declined due to higher gross profit being more than offset by higher operating expenses, partially offset by a lower income tax provision. The quarter-to-date and year-to-date diluted earnings per share (EPS) decline was primarily driven by PCB acquisition-related expenses and restructuring costs.

Net income for the nine months ended July 2, 2016 declined due to lower gross profit and higher operating expenses, partially offset by a lower income tax provision. The year-to-date diluted EPS decline was driven by higher compensation expense from the investment in resources in Test and Sensors, inefficiencies in executing complex projects, PCB acquisition-related expenses and restructuring costs and the issuance of common stock and TEUs.

Orders and Backlog
Orders
The following table compares orders, separately identifying the estimated impact of currency translation.

	Three Months Ended				Nine Months Ended
		Estimated				Estimated
(in thousands)	July 2, 2016	Business Change	Currency Translation	June 27, 2015	July 2, 2016	Business Change	Currency Translation	June 27, 2015
Orders	$125,480	$(28,903)	$433	$153,950	$442,325	$(1,722)	$(3,909)	$447,956

Orders for the three months ended July 2, 2016 were down 18.5% primarily driven by a decline in larger orders (equal to or in excess of $5,000) received in the third quarter of fiscal year 2016 versus the same period in the prior year as well as reduced order volume across all regions. There were no large orders for the three months ended July 2, 2016. Orders for the three months ended June 27, 2015 included two large orders totaling $21,200. Excluding the impact of large orders, orders declined 5.5% compared to the same quarter last year.

Year-to-date orders were down 1.3% driven by a reduction in large orders and the unfavorable impact of currency translation, partially offset by strong orders in the Americas region. Excluding the impact of currency translation, orders decreased 0.4%. The decrease was offset by continued strong demand in aerodynamics and durability testing in the ground vehicles market, as well as demand for civil seismic testing in Asia. Orders for the nine months ended July 2, 2016 and June 27, 2015 included five large orders totaling $44,315 and seven large orders totaling $72,846, respectively. Excluding the impact of large orders in both periods, orders grew 6.1% compared to the same period last year.

Backlog
Backlog of undelivered orders as of July 2, 2016 was $351,626, an increase of 2.5% compared to $342,903 as of June 27, 2015. The majority of the backlog is attributable to Test. We believe backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be canceled at the customer’s discretion. While the backlog is subject to order cancellations, we have not historically experienced a significant number of order cancellations.

Segment Results

Test Segment

Results of Operations
The following table compares results of operations for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended				Nine Months Ended
		Estimated				Estimated
(in thousands)	July 2, 2016	Business Change	Currency Translation	June 27, 2015	July 2, 2016	Business Change	Currency Translation	June 27, 2015
Revenue	$133,512	$23,453	$575	$109,484	$366,119	$24,370	$(4,557)	$346,306
Cost of sales	87,788	17,513	587	69,688	246,207	29,656	(3,352)	219,903
Gross profit	45,724	5,940	(12)	39,796	119,912	(5,286)	(1,205)	126,403
Gross margin	34.2%			36.3%	32.8%			36.5%

Operating expenses
Selling and marketing	19,200	2,988	56	16,156	52,779	4,983	(531)	48,327
General and administrative	11,058	2,103	(108)	9,063	31,286	1,335	(428)	30,379
Research and development	4,783	351	(6)	4,438	13,062	627	(6)	12,441
Total operating expenses	35,041	5,442	(58)	29,657	97,127	6,945	(965)	91,147
Income from operations	$10,683	$498	$46	$10,139	$22,785	$(12,231)	$(240)	$35,256

Revenue

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Revenue	$133,512	$109,484	$24,028	21.9%	$366,119	$346,306	$19,813	5.7%

Revenue for the three months ended July 2, 2016 increased by 21.9% primarily due to a focus on project execution and backlog conversion, production efficiencies, higher service revenue and a favorable impact of currency translation. Excluding the impact of currency translation, revenue increased 21.4% as the revenue decline in the Americas region was more than offset by the improvement in the Asia and Europe regions.

Year-to-date revenue increased by 5.7% primarily due to higher service revenue, a focus on project execution and backlog conversion and production efficiencies, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 7.0% as the revenue decline in the Americas regions was more than offset by the improvement in the Asia and Europe regions.

Gross Profit

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Gross profit	$45,724	$39,796	$5,928	14.9%	$119,912	$126,403	$(6,491)	(5.1)%
Gross margin	34.2%	36.3%			32.8%	36.5%

Gross profit for the three months ended July 2, 2016 increased by 14.9% primarily due to higher revenue. The gross margin rate for the same period in the prior year declined 2.1 percentage points primarily due to pricing pressure on standard equipment in the China market, greater revenue conversion on custom projects included in the high opening backlog, higher compensation expense from the investment in direct labor to expand production efforts and variable compensation expense.

Year-to-date gross profit and the gross margin rate were down 5.1% and 3.7 percentage points, respectively, primarily due to inefficiencies in executing several large complex projects, which required extra engineering resources in order to meet contractual timelines and ultimate customer performance requirements, resulting in higher than expected costs. Higher indirect labor headcount, higher concentration of custom projects, continued investment in internal systems and an unfavorable impact of currency translation further magnified the decrease in the gross margin rate. The decrease was partially offset by an increase in revenue driven by project execution and backlog conversion.

Selling and Marketing Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Selling and marketing	$19,200	$16,156	$3,044	18.8%	$52,779	$48,327	$4,452	9.2%
% of Revenue	14.4%	14.8%			14.4%	14.0%

Selling and marketing expense for the three months ended July 2, 2016 increased by 18.8% primarily due to higher commission expense from increased revenue, higher incentive compensation and restructuring costs of $129. Excluding the impact of currency translation, selling and marketing expense increased 18.5%.

The year-to-date selling and marketing expense increase of 9.2% was driven primarily by higher compensation expense, higher commission expense from increased revenue and restructuring costs of $129, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 10.3%.

General and Administrative Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
General and administrative	$11,058	$9,063	$1,995	22.0%	$31,286	$30,379	$907	3.0%
% of Revenue	8.3%	8.3%			8.5%	8.8%

General and administrative expense for the three months ended July 2, 2016 increased by 22.0% primarily due to higher professional fees, increased compensation expense and restructuring costs of $414, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense increased 23.2%.

Year-to-date general and administrative expense increased by 3.0% primarily due to higher professional fees and increased compensation expense and restructuring costs of $414, partially offset by a reduction in legal costs and the favorable impact of currency translation. Excluding the impact of currency translation, general and administrative expense increased 4.4%.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Research and development	$4,783	$4,438	$345	7.8%	$13,062	$12,441	$621	5.0%
% of Revenue	3.6%	4.1%			3.6%	3.6%

Research and development (R&D) expense for the three and nine months ended July 2, 2016 increased due to higher compensation expense and increased R&D project spending.

Income from Operations

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Income from operations	$10,683	$10,139	$544	5.4%	$22,785	$35,256	$(12,471)	(35.4)%
% of Revenue	8.0%	9.3%			6.2%	10.2%

Income from operations for the three months ended July 2, 2016 increased by 5.4% as the increase in gross profit from higher revenue was fully offset by higher operating expenses which included $847 of restructuring expense.

Income from operations for the nine months ended July 2, 2016 declined by 35.4% primarily due to higher compensation expense, inefficiencies in executing complex projects, higher concentration of custom projects, restructuring expense of $847 and the unfavorable impact of currency translation. Excluding the impact of currency translation, income from operations decreased 34.7%.

Orders and Backlog
Orders
The following table compares orders for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended				Nine Months Ended
		Estimated				Estimated
(in thousands)	July 2, 2016	Business Change	Currency Translation	June 27, 2015	July 2, 2016	Business Change	Currency Translation	June 27, 2015
Orders	$100,904	$(26,308)	$(219)	$127,431	$372,354	$2,420	$(3,199)	$373,133

Orders for the three months ended July 2, 2016 were down 20.8% due to a decline in larger orders (equal to or in excess of $5,000) received in the third quarter of fiscal year 2016 versus the same period in the prior year as well as reduced order volume in Asia and Europe and the unfavorable impact of currency translation. There were no large orders for the three months ended July 2, 2016. Orders for the three months ended June 27, 2015 included two large orders totaling $21,200. Excluding the impact of large orders, orders declined 5.0% compared to the same quarter last year.

Year-to-date orders were relatively flat as continued strong demand in aerodynamics and durability testing in the ground vehicles market, as well as demand for civil seismic testing in Asia was offset by a reduction in the size of larger orders received in the nine months ended July 2, 2016. Orders for the nine months ended July 2, 2016 and June 27, 2015 included five large orders totaling $44,315 and seven large orders totaling $72,846, respectively. Excluding the impact of large orders in both periods, orders grew 9.2% compared to the same period last year.

Backlog
Backlog of undelivered orders as of July 2, 2016 was $337,916, an increase of 3.2%, compared to $327,426 as of June 27, 2015.

Sensors Segment

Results of Operations
The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation.

	Three Months Ended				Nine Months Ended
		Estimated				Estimated
(in thousands)	July 2, 2016	Business Change	Currency Translation	June 27, 2015	July 2, 2016	Business Change	Currency Translation	June 27, 2015
Revenue	$24,188	$(897)	$657	$24,428	$69,180	$(3,748)	$(1,217)	$74,145
Cost of sales	11,799	473	311	11,015	33,324	6	(648)	33,966
Gross profit	12,389	(1,370)	346	13,413	35,856	(3,754)	(569)	40,179
Gross margin	51.2%			54.9%	51.8%			54.2%

Operating expenses
Selling and marketing	4,100	(384)	165	4,319	12,177	(1,370)	(159)	13,706
General and administrative	7,868	5,398	47	2,423	14,621	6,590	(72)	8,103
Research and development	1,415	17	15	1,383	4,182	(365)	(86)	4,633
Total operating expenses	13,383	5,031	227	8,125	30,980	4,855	(317)	26,442
Income (loss) from operations	$(994)	$(6,401)	$119	$5,288	$4,876	$(8,609)	$(252)	$13,737

Revenue

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased /(Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Revenue	$24,188	$24,428	$(240)	(1.0)%	$69,180	$74,145	$(4,965)	(6.7)%

Revenue decreased by 1.0% during the three months ended July 2, 2016, primarily driven by lower sales volumes in the Americas, primarily in the industrial markets, partially offset by higher volume in Asia and Europe. Excluding the impact of currency translation, Sensors revenue was down 3.7%. Sensors sales continue to be negatively affected by industrial market weakness around the globe, specifically in the heavy industrial machine steel, fluid power and oil and gas markets.

Lower sales volumes and the negative effect of currency translation primarily drove the year-to-date revenue decrease of 6.7%. Excluding the impact of currency translation, Sensors year-to-date revenue was down 5.1% due to industrial market weakness around the globe, specifically in the heavy industrial machine steel, fluid power and oil and gas markets.

Gross Profit

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Gross profit	$12,389	$13,413	$(1,024)	(7.6)%	$35,856	$40,179	$(4,323)	(10.8)%
Gross margin	51.2%	54.9%			51.8%	54.2%

Gross profit declined by 7.6% during the three months ended July 2, 2016 primarily due to lower sales volumes from the weak industrial market and higher indirect labor expense. The gross margin rate for the same period in the prior year declined 3.7 percentage points primarily driven by unfavorable leverage from lower sales volumes and higher indirect labor expense.

Gross profit declined by 10.8% year-to-date primarily due to lower sales volumes from the weak industrial market, higher indirect labor expense and the unfavorable impact of currency translation. The gross margin rate for the same period in the prior year declined 2.4 percentage points primarily driven by unfavorable leverage from lower sales volumes and higher indirect labor expense.

Selling and Marketing Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Selling and marketing	$4,100	$4,319	$(219)	(5.1)%	$12,177	$13,706	$(1,529)	(11.2)%
% of Revenue	17.0%	17.7%			17.6%	18.5%

The decrease of 5.1% in selling and marketing expense for the three months ended July 2, 2016 was primarily driven by lower compensation expense, partially offset by the unfavorable impact of currency translation and restructuring expenses of $98. Excluding the impact of currency translation, selling and marketing expense declined 8.9%.

Year-to-date selling and marketing expense decreased by 11.2% primarily driven by lower compensation expense, the favorable impact of currency translation and reduced travel expense as part of cost containment measures. Excluding the impact of currency translation, selling and marketing expense declined 10.0%.

General and Administrative Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
General and administrative	$7,868	$2,423	$5,445	224.7%	$14,621	$8,103	$6,518	80.4%
% of Revenue	32.5%	9.9%			21.1%	10.9%

General and administrative expense for the three months ended July 2, 2016 increased by 224.7% primarily due to acquisition-related expenses of $4,966 and restructuring costs of $292. Excluding the impact of currency translation, acquisition-related expenses and restructuring costs, general and administrative expense increased 5.8%.

Year-to-date general and administrative expense increased by 80.4% primarily due to acquisition-related expenses of $6,317, restructuring costs of $292, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, acquisition-related expenses and restructuring costs, general and administrative expense decreased 0.2%.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Research and development	$1,415	$1,383	$32	2.3%	$4,182	$4,633	$(451)	(9.7)%
% of Revenue	5.9%	5.7%			6.0%	6.2%

R&D expense was essentially flat with a 2.3% increase for the three months ended July 2, 2016. Excluding the impact of currency translation, R&D expense increased 1.2%.

Year-to-date R&D expense decreased by 9.7% primarily driven by lower compensation from headcount reductions, a decline in R&D project spending as part of cost containment measures and the favorable impact of currency translation. Excluding the impact of currency translation, R&D expense decreased 7.9%.

Income from Operations

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increased / (Decreased)		July 2, 2016	June 27, 2015	Increased / (Decreased)
(in thousands)			$	%			$	%
Income (loss) from operations	$(994)	$5,288	$(6,282)	(118.8)%	$4,876	$13,737	$(8,861)	(64.5)%
% of Revenue	(4.1)%	21.6%			7.0%	18.5%

Income (loss) from operations declined in both the three and nine months ended July 2, 2016 due to acquisition-related expenses of $4,966 and $6,317, respectively, a reduction in revenue and restructuring expenses of $390, partially offset by a reduction in operating expenses.

Orders and Backlog
Orders
The following table compares orders for Sensors, separately identifying the estimated impact of currency translation.

	Three Months Ended				Nine Months Ended
		Estimated				Estimated
(in thousands)	July 2, 2016	Business Change	Currency Translation	June 27, 2015	July 2, 2016	Business Change	Currency Translation	June 27, 2015
Orders	$24,576	$(2,595)	$652	$26,519	$69,971	$(4,142)	$(710)	$74,823

Orders decreased 7.3% for the three months ended July 2, 2016 driven by a reduction in orders in the Americas and Asia, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation for the three months ended July 2, 2016, orders decreased 9.8% primarily due to timing of large blanket orders placed in fiscal year 2015.

Orders decreased 6.5% year-to-date driven by lower order volumes in all regions due to the weak industrial market and the unfavorable impact of currency translation. Excluding the impact of currency translation year-to-date, orders decreased 5.5%.

Backlog
Backlog of undelivered orders as of July 2, 2016 was $13,710, a decrease of 11.4% compared to $15,477 as of June 27, 2015.

Cash Flow Comparison
Total cash and cash equivalents increased $120,945 for the nine months ended July 2, 2016 primarily due to $186,948 net cash received in connection with the issuance of common stock and tangible equity units, $21,922 of net income, $14,427 in depreciation and amortization, a reduction of $13,546 in working capital requirements, consisting of $23,578 increase in customer advances and $4,759 increase in accounts payable, partially offset by $7,853 and $6,938 increases in accounts and unbilled contracts receivables and inventories, respectively, as well as $5,177 of stock based compensation. The increase was partially offset by a $43,500 increase in restricted cash held in escrow for the acquisition of PCB, $21,343 net repayments of short-term borrowings, the purchase of $18,396 of our common stock, investments of $16,194 in property and equipment, $11,433 in other assets and liabilities due to timing of payments and dividend payments of $8,935.

Total cash and cash equivalents decreased $7,100 for the nine months ended June 27, 2015 primarily due to the purchase of $28,873 of our common stock, net payments under short-term borrowings of $23,824, dividend payments of $13,569 and investments in property and equipment of $12,676. The decrease was partially offset by $36,275 of net income, $15,518 in depreciation and amortization, a $8,295 reduction of working capital requirements, consisting of $9,042 decrease in accounts and unbilled contracts receivables, $6,813 increase in customer advances and $1,938 increase in accounts payable, partially offset by $9,498 increase in inventories, $5,681 of stock-based compensation and $3,858 in proceeds from stock option exercises and share purchases under our employee stock purchase plan (ESPP).

Cash flows from operating activities provided cash of $45,740 and $71,927 for the nine months ended July 2, 2016 and June 27, 2015, respectively.

Cash provided by operating activities for the nine months ended July 2, 2016 was primarily generated from $23,578 in customer advances, $21,922 of net income, $14,427 of depreciation and amortization, $5,177 in stock-based compensation and $4,759 from increased accounts payable resulting from general timing of purchases and payments. The cash received was partially offset by $11,433 in other assets and liabilities due to timing of payments and $7,853 in increased accounts and unbilled contract receivables resulting from general timing and collections and $6,938 in increased inventories to support future revenue.

Cash provided by operating activities for the nine months ended June 27, 2015 was primarily generated from $36,275 in net income, $15,518 in depreciation and amortization, $9,042 reduction in accounts and unbilled receivables resulting from general timing of billing and collections, $6,813 increase in customer advances, $5,681 in stock-based compensation and $4,548 due to timing of deferred income taxes. The increase was partially offset by $9,498 in increased inventories to support future revenue.

Cash flows from investing activities used cash of $58,180 and $12,676 for the nine months ended July 2, 2016 and June 27, 2015, respectively. Cash used for the nine months ended July 2, 2016 consisted of a $43,500 increase in restricted cash held in escrow for the acquisition of PCB and cash used for the purchase of property and equipment of $16,194 to support business growth. The cash used was partially offset by proceeds received from the sale of property and equipment of $1,514. The $12,676 of cash used for the nine months ended June 27, 2015 was for the purchase of property and equipment to support business growth.

Cash flows from financing activities provided cash of $132,917 for the nine months ended July 2, 2016 and used cash of $61,805 for the nine months ended June 27, 2015.

Cash provided by financing activities for the nine months ended July 2, 2016 was primarily driven by $112,210 in net cash received from the issuance of TEUs, $74,738 in net cash received from the issuance of common stock and $3,796 in proceeds from stock option exercises and share purchases under our ESPP. These increases were partially offset by $21,343 in net repayments of short-term borrowings, the purchase of 294 shares of common stock under our share purchase program and 13 shares of common stock related to stock-based compensation arrangements for $18,396, dividend payments of $8,935, and $7,935 related to payments for the capped call transactions made in connection with the issuance of the TEUs.

Cash used by financing activities for the nine months ended June 27, 2015 was primarily driven by the purchase of 400 shares of common stock under our share purchase program and 9 shares of common stock related to stock-based compensation arrangements for $28,873, $23,824 net repayments of short-term borrowings and $13,569 of dividend payments. The cash used was partially offset by $3,858 in proceeds from stock option exercises and share purchases under our ESPP.

Liquidity and Capital Resources
We had cash and cash equivalents of $172,713 as of July 2, 2016. Of this amount, approximately $131,312 was located in North America, $18,412 in Europe and $22,989 in Asia. Of the $41,401 of cash located outside of North America, approximately $23,706 is not available for use in the U.S. without the incurrence of U.S. federal and state income tax. On July 5, 2016, after the end of our third quarter of fiscal year 2016, we acquired PCB for a purchase price of approximately $580,000. We funded the purchase price with existing cash on hand, borrowings under a new credit facility and proceeds from our previously announced registered public offerings of TEUs and common stock completed during the third quarter of fiscal year 2016.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. At July 2, 2016, we held no short-term investments.

At July 2, 2016, our capital structure was comprised of $26,433 in debt and $406,112 in shareholders’ equity. The debt is related to our tangible equity units issued during the third quarter of fiscal year 2016. See Note 12 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our tangible equity units.

We had no short-term borrowings as of July 2, 2016 due to the repayment of all amounts outstanding under our credit facility during the quarter. Under the terms of the credit facility in effect as of July 2, 2016, we agreed to certain financial covenants, including, among other covenants, the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and the ratio of consolidated EBITDA to consolidated interest expense. At July 2, 2016, we were in compliance with these financial covenants.

On July 5, 2016, after the end of our third quarter of fiscal year 2016, we entered into a new senior secured credit facility and terminated our existing credit facility. Our new senior secured credit facility provides for a $120,000 revolving credit facility and a $460,000 term loan B facility. The proceeds of the term loan B facility were used to finance the acquisition of PCB. The term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount. The maturity date of the revolving credit facility is July 5, 2021 and the maturity date of the loans under the term loan facility is July 5, 2023. The secured credit facility contains customary covenants, including maximum total leverage ratio and minimum interest coverage ratio financial covenants.

Shareholders’ equity increased by $147,970 during the nine months ended July 2, 2016, primarily due to $84,511 in issuance of tangible equity units, $74,301 in issuance of common stock, net income of $21,922, stock based compensation of $5,244, employee exercise of stock options of $2,748 and employee stock purchases of $1,048, partially offset by $18,396 in purchases of our common stock, $13,870 in dividends declared, payments related to our capped call transactions of $7,935 and $1,547 in other comprehensive income.

Contractual Obligations
As of July 2, 2016, our contractual obligations were as follows:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations[1]	$11,497	$4,280	$4,014	$1,566	$1,637
Other long-term obligations[2]	14,515	1,806	4,143	2,034	6,532
Debt[3]	27,386	8,751	18,635	—	—
Estimated interest payments[3]	3,245	1,754	1,491	—	—
Total contractual obligations[4]	$56,643	$16,591	$28,283	$3,600	$8,169

1 Operating leases are primarily for office space and automobiles.

2 Other long-term obligations include liabilities under pension and other retirement plans and warehouse fee obligations.

3 Debt and estimated interest payments relate to our TEUs issued in the third quarter of fiscal year 2016. See Note 12 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our TEUs.

4 Other long-term tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of July 2, 2016, our long-term liability for uncertain tax positions was $6,894.

Off-Balance Sheet Arrangements
As of July 2, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Debt Covenants
Our unsecured credit facility in place at July 2, 2016 and October 3, 2015 included certain financial covenants, including the ratio of consolidated total indebtedness to consolidated EBITDA, as well as the ratio of consolidated EBITDA to consolidated interest expense and our new secured credit facility included similar covenants. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of our common stock. As of July 2, 2016 and October 3, 2015, we were in compliance with these financial covenants.

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, ROIC, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, merger or acquisition activity and the potential impact of newly acquired businesses; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history; (v) statements regarding products, their characteristics, our geographic footprint, performance, sales potential or effect in the hands of customers; and (vi) statements relating to our planned acquisition of PCB, including its completion within the expected timeframe. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $16,752 for the nine months ended July 2, 2016.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $1,574 in the nine months ended July 2, 2016 and a net loss of $2,650 in the nine months ended June 27, 2015. See Note 7 to the Consolidated Financial Statements included in Item 1 or Part I of this Quarterly Report on Form 10-Q.

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

As of July 2, 2016, we had cash and cash equivalents of $172,713, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1 to 89 days. A hypothetical increase or decrease of 1 percentage point in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $539 for the nine months ended July 2, 2016.

We had no short-term borrowings outstanding as of July 2, 2016 through utilization of our revolving credit facility in effect as of July 2, 2016. Borrowings under that credit facility and our current secured credit facility require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. A hypothetical increase or decrease of 1 percentage point in interest rates, assuming all other variables were held constant, would increase or decrease interest expense by approximately $372 for the nine months ended July 2, 2016. We have not hedged against the risk of fluctuations in interest rates.

Item 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of July 2, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, our disclosure controls and procedures were not effective as of July 2, 2016.

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

To remediate the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, we have performed a complete review of our revenue recognition controls and procedures by members of our management team with the requisite level of accounting knowledge, experience and training and included a review with an external party to evaluate the sufficiency of those controls and procedures. These measures also include the implementation of financial reporting risk assessments and review processes to ensure the related significant accounting policies are implemented and applied properly under U.S. GAAP on a consistent basis throughout the Company.

We are developing an internal communications protocol among all individuals in the organization responsible for performing control activities with respect to revenue recognition and are enhancing our own internal monitoring of the effectiveness of our revenue recognition control activities.

Further, we have implemented new procedures in our sales and contracting processes to include identification of specific deliverables contained within multiple element revenue arrangements, and to defer the revenue associated with the undelivered elements determined to be separable from the delivered elements in the arrangement. These measures include the hiring of new personnel, as well as providing additional training for existing personnel.

(c)        Changes in Internal Control Over Financial Reporting

Other than the actions taken as described above under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting,” there were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to implement the remediation plan outlined above to remediate the material weaknesses identified as part of our annual controls assessment disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

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

Litigation
We are subject to various claims, legal actions and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of July 2, 2016 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A of Part I, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. The information below includes additional risks relating to our previously announced acquisition of PCB. The risks described below and in other documents that we file from time-to-time with the SEC could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of PCB.

The benefits that are expected to result from the acquisition of PCB will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of PCB. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as PCB. The process of integrating operations could cause an interruption of, or loss of momentum in, our and PCB’s activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate PCB. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Even if we are able to integrate PCB successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of PCB. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

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

PCB may have liabilities that are not known, probable or estimable at this time.

Upon completion of the acquisition, PCB became our wholly owned subsidiary and, as a result, we became subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of PCB. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about PCB that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

Without limitation to the generality of the foregoing, PCB is subject to various rules, regulations, laws and other legal requirements, enforced by governments or other public authorities. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of PCB's directors, officers, employees or agents could have a significant impact on PCB's business and reputation and could subject PCB to fines and penalties, criminal, civil and administrative legal sanctions and suspension from contracting (including with public bodies), resulting in reduced revenues and profits. Such misconduct could include the failure to comply with regulations prohibiting bribery, regulations on lobbying or similar activities, control over financial reporting, environmental laws and any other applicable laws or regulations.

In connection with the acquisition of PCB, we may become subject to additional risks and uncertainties relating to PCB and its business.

In connection with the acquisition of PCB, we may become subject to additional risks associated with PCB, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The integration process may be complex, costly and time-consuming, as PCB was not previously operating as a public company. The difficulties of integrating the businesses include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating equipment, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, contracts, procedures and policies;

•	impacts of change in control provisions in contracts and agreements;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to recruit and retain key employees to operate the combined business;

•	increased competition within the industries in which PCB operates;

•	inherent operating risks in the business;

•	unanticipated issues, expenses and liabilities;

•	additional reporting requirements pursuant to applicable rules and regulations;

•	additional requirements relating to internal control over financial reporting; and

•	unfamiliarity with operating in many of the countries in which MTS currently operates.

Interest rate fluctuations could adversely affect results.

Significant changes in interest rates may affect our business in several ways, depending on our financial position and financing needs. On July 5, 2016, we entered into a new senior secured credit facility that provides for a $120,000 revolving credit facility and a $460,000 term loan B facility. The debt under the term loan facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount and matures on July 5, 2023. We may, at times, use debt under the revolving credit facility to purchase shares of our common stock, finance working capital needs or continue to finance the growth of the business through acquisitions. Fluctuations in interest rates can increase borrowing costs and we have not hedged against this risk. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. Conversely, lower interest rates will adversely impact the interest we earn on cash and short-term investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents repurchases of our equity securities we made during the fiscal quarter ended July 2, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2016 - May 7, 2016	—	$—	—	437,638
May 8, 2016 - June 4, 2016	—	$—	—	437,638
June 5, 2016 - July 2, 2016	—	$—	—	437,638
Total	—	$—	—

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

2.1
Agreement and Plan of Merger, dated April 5, 2016, by and among the Company, Nickel Merger Sub Inc., PCB Group, Inc., and David T. Hore, John A. Lally and David M. Lally as the Shareholder Representative Group thereto (excluding schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 6, 2016.

4.1
Indenture, dated as of June 15, 2016, by and between the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

4.2
First Supplemental Indenture, dated as of June 15, 2016, by and between the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

4.3
Purchase Contract Agreement, dated as of June 15, 2016, by and among the Company, U.S. Bank National Association, as purchase contract agent and as attorney-in-fact for the holders of the purchase contracts from time to time, and U.S. Bank National Association, as trustee under the Indenture, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

4.4	Form of Tangible Equity Unit (included in Exhibit 4.3 above).

4.5	Form of Purchase Contract (included in Exhibit 4.3 above).

4.6	Form of Amortizing Note (included in Exhibit 4.2 above).

4.7	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on June 7, 2016.

4.8	Form of Senior Indenture, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on June 7, 2016.

4.9	Form of Subordinated Indenture, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 7, 2016.

10.1
Commitment Letter, dated April 5, 2016, by and between the Company and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016.

10.2
Amended and Restated Commitment Letter, dated May 10, 2016, by and among the Company, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., WF Investment Holdings, LLC, Wells Fargo Securities, LLC, U.S. Bank National Association, HSBC Bank USA, N.A. and HSBC Securities (USA) Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016.

10.3
Capped Call Transaction Confirmation, dated as of June 9, 2016, by and between the Company and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

10.4
Capped Call Transaction Confirmation, dated as of June 9, 2016, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

10.5
Additional Capped Call Transaction Confirmation, dated as of June 16, 2016, by and between the Company and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2016.

10.6
Additional Capped Call Transaction Confirmation, dated as of June 16, 2016, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2016.

10.7
Credit Agreement, dated as of July 5, 2016, by and among the Company, the foreign subsidiaries from time to time party thereto, the lenders from time to time party thereto, U.S. Bank National Association and HSBC Bank USA, National Association as Co-Documentation Agents, Wells Fargo Bank, National Association as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent and JP Morgan Chase Bank, N.A. and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.8
Employment Agreement, dated as of April 1, 2016, by and between PCB Group, Inc. and David T. Hore, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.9
Transition Bonus Agreement, dated as of July 6, 2016, by and between the Company and John V. Emholz, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.10
Amendment No. 1 to Credit Agreement, dated as of July 29, 2016, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Issuing Banks, the Revolving Lenders party thereto and Bank of America, N.A., as an Additional Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2016.

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

MTS SYSTEMS CORPORATION

Date:	August 8, 2016	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)