Form 10-Q
period 2017-04-01
MTS SYSTEMS CORP
filed 2017-05-08
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Registrant’s telephone number, including area code: (952) 937-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of May 4, 2017, there were 16,741,681 shares of Common Stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended April 1, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	April 1, 2017	October 1, 2016
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$97,433	$84,780
Accounts receivable, net of allowance for doubtful accounts of $4,547 and $3,923, respectively	115,830	133,500
Unbilled accounts receivable	73,951	76,626
Inventories, net	125,146	132,566
Prepaid expenses and other current assets	21,378	12,793
Total current assets	433,738	440,265
Property and equipment, net	99,131	100,789
Goodwill	369,224	369,700
Intangible assets, net	260,513	266,789
Other long-term assets	4,600	5,061
Deferred income taxes	4,691	5,416
Total assets	$1,171,897	$1,188,020

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt, net	$10,218	$9,850
Accounts payable	41,480	46,383
Accrued payroll and related costs	38,077	45,505
Advance payments from customers	86,766	72,728
Accrued warranty costs	5,240	5,718
Accrued income taxes	2,311	3,445
Accrued dividends	5,021	4,942
Other accrued liabilities	22,370	27,550
Total current liabilities	211,483	216,121
Long-term debt, less current maturities, net	449,798	455,001
Deferred income taxes	82,136	86,020
Non-current accrued income taxes	6,325	6,232
Defined benefit pension plan obligation	12,687	13,744
Other long-term liabilities	5,424	5,642
Total liabilities	767,853	782,760

Shareholders’ Equity
Common stock, $0.25 par value; 64,000 shares authorized: 16,724 and 16,660 shares issued and outstanding as of April 1, 2017 and October 1, 2016, respectively	4,181	4,165
Additional paid-in capital	157,277	154,879
Retained earnings	255,459	256,589
Accumulated other comprehensive loss	(12,873)	(10,373)
Total shareholders’ equity	404,044	405,260
Total liabilities and shareholders’ equity	$1,171,897	$1,188,020
Note: The Consolidated Balance Sheet as of October 1, 2016 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenue
Product	$170,800	$116,565	$347,395	$235,866
Service	22,624	20,533	45,308	41,733
Total Revenue	193,424	137,098	392,703	277,599
Cost of Sales
Product	101,605	79,115	214,383	153,779
Service	12,963	12,839	26,000	26,165
Total Cost of Sales	114,568	91,954	240,383	179,944
Gross Profit	78,856	45,144	152,320	97,655
Operating Expenses
Selling and marketing	30,627	21,002	61,097	41,656
General and administrative	23,556	14,019	47,579	26,981
Research and development	9,261	5,752	17,942	11,046
Total Operating Expenses	63,444	40,773	126,618	79,683
Income From Operations	15,412	4,371	25,702	17,972
Interest income (expense), net	(7,418)	(257)	(14,698)	(458)
Other income (expense), net	666	107	(163)	(203)
Income Before Income Taxes	8,660	4,221	10,841	17,311
Provision for income taxes	1,461	1,223	1,937	2,539
Net Income	$7,199	$2,998	$8,904	$14,772

Earnings Per Share
Basic
Earnings per share	$0.38	$0.20	$0.47	$1.00
Weighted average common shares outstanding	19,016	14,756	18,992	14,808

Diluted
Earnings per share	$0.38	$0.20	$0.47	$0.99
Weighted average common shares outstanding	19,109	14,851	19,095	14,925

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$7,199	$2,998	$8,904	$14,772
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	3,197	3,286	(6,605)	868
Derivative instruments
Unrealized net gain (loss)	(1,017)	(724)	3,141	(589)
Net (gain) loss reclassified to earnings	62	84	(206)	(11)
Defined benefit pension plan
Unrealized net gain (loss)	198	(245)	326	(122)
Net (gain) loss reclassified to earnings	167	101	337	202
Currency exchange rate gain (loss)	(190)	(270)	507	(120)
Other comprehensive income (loss)	2,417	2,232	(2,500)	228
Comprehensive income (loss)	$9,616	$5,230	$6,404	$15,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	April 1, 2017	April 2, 2016
Cash Flows from Operating Activities
Net income	$8,904	$14,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	2,637	3,523
Excess tax benefits from stock-based compensation	(42)	(171)
Fair value adjustment to acquired inventory	7,724	—
Net periodic pension benefit cost	856	564
Depreciation and amortization	16,832	9,886
Amortization of debt issuance costs	1,807	80
Deferred income taxes	(3,383)	580
Bad debt provision (recovery), net	890	163
Changes in operating assets and liabilities
Accounts and unbilled contracts receivable	15,233	(2,100)
Inventories	(1,925)	(9,352)
Prepaid expenses	(3,055)	(2,980)
Accounts payable	(3,627)	3,635
Accrued payroll and related costs	(6,319)	185
Advance payments from customers	14,437	32,494
Accrued warranty costs	(465)	175
Other assets and liabilities	(9,329)	(10,600)
Net Cash Provided by (Used in) Operating Activities	41,175	40,854
Cash Flows from Investing Activities
Purchases of property and equipment	(9,318)	(11,197)
Proceeds from sale of property and equipment	25	1,320
Net Cash Provided by (Used in) Investing Activities	(9,293)	(9,877)
Cash Flows from Financing Activities
Payment of long-term debt	(2,300)	—
Payment of debt issuance costs for long-term debt	(186)	—
Payment of debt component of tangible equity units	(4,197)	—
Payment of debt issuance costs for revolving credit facility	(49)	—
Receipts under short-term borrowings	—	20,000
Payments under short-term borrowings	—	(20,000)
Excess tax benefits from stock-based compensation	42	171
Cash dividends	(9,955)	(4,513)
Proceeds from exercise of stock options and employee stock purchase plan	1,672	2,560
Payments to purchase and retire common stock	(1,482)	(18,362)
Net Cash Provided by (Used in) Financing Activities	(16,455)	(20,144)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,774)	746
Cash and Cash Equivalents
Increase (decrease) during the period	12,653	11,579
Balance, beginning of period	84,780	51,768
Balance, end of period	$97,433	$63,347

Supplemental Disclosures of Cash Flows
Cash paid during the period for
Interest	$15,197	$349
Income taxes	$9,379	$8,338
Non-cash financing activities
Dividends declared not yet paid recorded in accrued dividends	$5,021	$4,360

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

We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 filed with the SEC. Interim results of operations for the second fiscal quarter ended April 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The aforementioned revenue standards and amendments are required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The new standards and amendments may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We intend to adopt the aforementioned revenue standards and amendments for our fiscal year 2019 and are modeling the transition alternatives but have not finalized our decision regarding the method of implementation. We are currently reviewing our sales contracts, policies and practices as compared to the new guidance and are working through implementation steps. We continue to evaluate our procedural and related system requirements related to the provisions of this standard. During fiscal year 2017, we intend to further analyze our sales contracts and rewrite our revenue recognition accounting policy as needed to reflect the requirements of this standard. In fiscal year 2018, we expect to draft our new revenue disclosures. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 824), which requires lessees to recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability on the balance sheet for all leases with terms greater than 12 months. Lessees can forgo recognizing a right-of-use asset and lease liability with lease terms of 12 months or less on the balance sheet through accounting policy elections as long as the lease does not include options to purchase the underlying assets that are reasonably certain to be exercised. The new guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The amendment is to be applied using a modified retrospective approach, which includes a number of optional practical expedients, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.

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

Adopted
In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The standard allows for a plan with a fiscal year end that does not coincide with the end of the calendar month to measure its investments and investment-related accounts using the month end closest to its fiscal year end. In previous guidance, the measurement date was required to coincide with the fiscal year end. The standard is required to be adopted for annual periods beginning after December 15, 2015, which is our fiscal year 2017. The amendment is to be applied prospectively with early adoption permitted. We adopted ASU No. 2015-12 on a prospective basis for the annual period ending September 30, 2017. The adoption of this standard will not have a material effect on our fiscal year 2017 financial condition, results of operations or disclosures, as the measurement date and fiscal year end coincide.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the existing business combination standard, an acquirer reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. The provisional amounts and the related impact on earnings are adjusted by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified, eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The standard is required to be adopted for annual periods beginning after December 15, 2015, including interim periods within that annual period, which is our fiscal year 2017. The amendment is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. We adopted ASU No. 2015-16 on a prospective basis for the annual period ending September 30, 2017, including interim periods within that annual period. The adoption of the standard had no effect on our financial condition, results of operations or disclosures for the three and six months ended April 1, 2017, as the standard only applies to businesses acquired after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge or Step 2 of the goodwill impairment analysis. Instead, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value using Step 1 of the goodwill impairment analysis. The standard is required to be adopted for annual and interim impairment tests performed after December 15, 2019, which is our fiscal year 2020. The amendment is to be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We adopted ASU No. 2017-04 on a prospective basis for our annual and interim goodwill impairment testing performed subsequent to January 1, 2017. The adoption of this standard had no effect on our financial condition, results of operations or disclosures for the three and six months ended April 1, 2017, as this standard only impacts the measurement of goodwill impairment charges on a prospective basis.

NOTE 3          INVENTORIES

Inventories consist of material, labor and overhead costs and are stated at the lower of cost or market value, determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories were as follows:

(in thousands)	April 1, 2017	October 1, 2016
Components, assemblies and parts	$83,629	$87,119
Customer projects in various stages of completion	29,551	32,575
Finished goods	11,966	12,872
Total inventories	$125,146	$132,566

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

Warranty provisions and claims were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Beginning balance	$5,402	$4,302	$5,718	$4,695
Warranty claims	(889)	(1,246)	(1,843)	(2,681)
Warranty provisions	842	1,811	1,494	2,856
Adjustments to preexisting warranties	(122)	—	(117)	—
Currency translation	7	5	(12)	2
Ending balance	$5,240	$4,872	$5,240	$4,872

NOTE 5          CAPITAL ASSETS

Property and Equipment
Property and equipment are as follows:

(in thousands)	April 1, 2017	October 1, 2016
Land and improvements	$2,863	$2,865
Buildings and improvements	59,329	59,350
Machinery and equipment	195,172	189,406
Property and equipment, gross	257,364	251,621
Less accumulated depreciation	(158,233)	(150,832)
Property and equipment, net	$99,131	$100,789

Goodwill
Changes to the carrying amount of goodwill are as follows:

(in thousands)	Test	Sensors	Total
Balance, October 1, 2016	$25,022	$344,678	$369,700
Currency translation gain (loss)	(440)	(36)	(476)
Balance, April 1, 2017	$24,582	$344,642	$369,224

Other Intangible Assets
Other intangible assets are as follows:

	April 1, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$24,537	$(15,384)	$9,153	6.0
Technology and patents	46,372	(7,684)	38,688	14.9
Trademarks and trade names	6,736	(2,145)	4,591	25.4
Customer lists	156,965	(8,353)	148,612	15.8
Land-use rights	2,331	(362)	1,969	26.0
Trademarks and trade names	57,500	—	57,500	Indefinite
Total intangible assets	$294,441	$(33,928)	$260,513	15.0

	October 1, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$23,184	$(14,938)	$8,246	6.0
Technology and patents	46,672	(6,360)	40,312	14.9
Trademarks and trade names	6,903	(1,911)	4,992	25.5
Customer lists	156,987	(3,372)	153,615	15.8
Land-use rights	2,369	(245)	2,124	26.3
Trademarks and trade names	57,500	—	57,500	Indefinite
Total intangible assets	$293,615	$(26,826)	$266,789	15.1

Amortization expense recognized during the three months ended April 1, 2017 and April 2, 2016 was $3,663 and $596, respectively. Amortization expense recognized during the six months ended April 1, 2017 and April 2, 2016 was $7,328 and $1,197, respectively.
The estimated future amortization expense related to other amortizable intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal Year	Amortization Expense (in thousands)
Remainder of 2017	$7,277
2018	$13,693
2019	$13,568
2020	$13,287
2021	$13,287
2022	$13,104
Thereafter	$128,797

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

	April 1, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$373	$—	$373
Interest rate swaps [2]	—	4,310	—	4,310
Total assets	$—	$4,683	$—	$4,683

Liabilities
Currency contracts [1]	$—	$700	$—	$700
Total liabilities	$—	$700	$—	$700

	October 1, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$149	$—	$149
Total assets	$—	$149	$—	$149

Liabilities
Currency contracts [1]	$—	$711	$—	$711
Total liabilities	$—	$711	$—	$711

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

Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair value of our debt are as follows:

	April 1, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [3]	$20,788	$26,226	$—	$26,226	$—
Tranche B term loan [4]	457,700	462,826	—	462,826	—
Total debt	$478,488	$489,052	$—	$489,052	$—

	October 1, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [3]	$24,985	$28,080	$—	$28,080	$—
Tranche B term loan [4]	460,000	465,465	—	465,465	—
Total debt	$484,985	$493,545	$—	$493,545	$—

[3]
The fair value of the tangible equity units (TEUs) is based on the most recently quoted price for the outstanding securities, adjusted for any known significant deviations in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. See Note 12 for additional information on the TEUs.

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

	April 1, 2017
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$373	$504
Interest rate swaps	4,310	—
Total designated hedge derivatives	4,683	504

Hedge derivatives not designated
Balance sheet derivatives	—	196
Total hedge derivatives	$4,683	$700

	October 1, 2016
(in thousands)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$149	$633

Hedge derivatives not designated
Balance sheet derivatives	—	78
Total hedge derivatives	$149	$711

A reconciliation of the net fair value of foreign exchange cash flow hedge assets and liabilities subject to master netting arrangements recorded in the April 1, 2017 and October 1, 2016 Consolidated Balance Sheets to the net fair value that could have been reported in the respective Consolidated Balance Sheets are as follows:

(in thousands)	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount [1]
April 1, 2017
Assets	$4,683	$—	$4,683	$—	$—	$4,683
Liabilities	504	—	504	—	—	504

October 1, 2016
Assets	$149	$—	$149	$(147)	$—	$2
Liabilities	633	—	633	(147)	—	486

[1]	Net fair value of foreign exchange cash flow hedge assets / liabilities that could have been reported in the Consolidated Balance Sheet.

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

As of April 1, 2017 and October 1, 2016, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $25,323 and $29,092, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $22,509 and $24,884 as of April 1, 2017 and October 1, 2016, respectively. As of April 1, 2017, the net market value of the foreign currency exchange contracts was a net liability of $131, consisting of $504 in liabilities and $373 in assets. As of October 1, 2016, the net market value of the foreign currency exchange contracts was a net liability of $484, consisting of $149 in assets and $633 in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Beginning unrealized net gain (loss) in AOCI	$1,423	$669	$(400)	$608
Net (gain) loss reclassified into revenue (effective portion)	(318)	132	(737)	(18)
Net gain (loss) recognized in OCI (effective portion)	(1,220)	(1,136)	1,022	(925)
Ending unrealized net gain (loss) in AOCI	$(115)	$(335)	$(115)	$(335)

The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was $6 and $7 in the three and six months ended April 1, 2017, respectively, and less than $1 in both the three and six months ended April 2, 2016. As of April 1, 2017 and April 2, 2016, the amount projected to be reclassified from AOCI into earnings in the next twelve months was a net loss of $117 and $213, respectively. The maximum remaining maturity of any forward or optional contract as of April 1, 2017 and April 2, 2016 was 1.8 and 1.2 years, respectively.

Interest Rate Swaps
On October 20, 2016, we entered into a floating to fixed interest rate swap agreement to mitigate our exposure to interest rate increases related to a portion of our tranche B term loan facility. The total notional amount of the interest rate swap is $275,000. The swap agreement expires April 3, 2021. As a result of this agreement, every month, we pay fixed interest at 1.256% in exchange for interest received at 1 month U.S. LIBOR. The market value of the interest rate swap at April 1, 2017 was an asset of $4,310. The interest rate swap has been designated as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within shareholders’ equity on the Consolidated Balance Sheets.

The pretax amounts recognized in AOCI on interest rate swaps, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Beginning unrealized net gain (loss) in AOCI	$4,267	$—	$—	$—
Net (gain) loss reclassified into interest expense (effective portion)	416	—	416	—
Net gain (loss) recognized in OCI (effective portion)	(373)	—	3,894	—
Ending unrealized net gain (loss) in AOCI	$4,310	$—	$4,310	$—

As of April 1, 2017, the amount projected to be reclassified from AOCI into earnings in the next twelve months was a net loss of $454.

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

As of April 1, 2017 and October 1, 2016, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $52,773 and $13,187, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of April 1, 2017 and October 1, 2016 was $17,420 and $1,347, respectively. As of April 1, 2017 and October 1, 2016, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $196 and $78, respectively.

The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net gain (loss) recognized in other income (expense), net	$(432)	$(743)	$(11)	$(834)

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

As of April 1, 2017, there were no borrowings against the Revolving Credit Facility and we had outstanding letters of credit drawn from the Revolving Credit Facility totaling $31,612, leaving approximately $88,388 of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.25% and 0.50% based on the leverage ratio. During the three and six months ended April 1, 2017, commitment fees incurred totaled $114 and $215, respectively. During the three and six months ended April 2, 2016, commitment fees incurred on our previous credit facility totaled $60 and $123, respectively.

Long-term debt consisted of the following:

(in thousands)	April 1, 2017	October 1, 2016
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$457,700	$460,000
Tangible equity units, 8.75% coupon, maturing July 1, 2019 [1]	20,788	24,985
Total long-term debt	478,488	484,985
Less: Unamortized underwriting discounts, commissions and other expenses	(15,249)	(16,843)
Less: Current maturities of long-term Tranche B term loan debt [2]	(4,600)	(4,600)
Less: Current maturities of long-term TEU debt [2]	(8,841)	(8,541)
Total long-term debt, less current maturities, net	$449,798	$455,001

[1]	See Note 12 for more information on our TEUs issued in the third quarter of fiscal year 2016.

[2]
Current maturities of long-term debt, net of $10,218 presented on our Consolidated Balance Sheet as of April 1, 2017, includes $4,600 of current maturities of long-term Tranche B term loan debt and $8,841 of current maturities of long-term TEU debt less $3,223 of unamortized underwriting discounts, commissions and issuance costs.

The Term Facility was made available to us on July 5, 2016 to finance the acquisition of PCB. The loans under the Term Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Facility. At April 1, 2017, the applicable Adjusted LIBO Rate on the Eurocurrency Term Loan Borrowing was 0.99%, plus the Applicable Rate of 4.25%. The weighted average interest rate on Term Facility debt during the six months ended April 1, 2017 was 5.24%.

The Credit Agreement governing the Term Facility requires us to prepay outstanding term loans, subject to certain exceptions, depending on the leverage ratio with (a) up to 50% of the company's annual Excess Cash Flow (as defined in the Credit Agreement) and (b) 100% of the net cash proceeds of (i) certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and (ii) any incurrence or issuance of certain debt, other than debt permitted under the Credit Agreement. We may voluntarily prepay outstanding loans under the Term Facility at any time without premium or penalty. All obligations under the Credit Agreement are unconditionally guaranteed by certain of the company's existing wholly owned domestic subsidiaries, and are secured, subject to certain exceptions, by substantially all of the company's assets and the assets of the company's subsidiary guarantors.

On October 20, 2016, in order to mitigate our exposure to interest rate increases on our variable rate debt, we entered into a variable to fixed amortizing interest rate swap; see Note 7 for more related disclosures.
The interest rate swap will be reduced to the following values over the next five years:

(in thousands)	Swapped Value
November 3, 2016	$275,000
October 3, 2017	255,000
October 3, 2018	225,000
October 3, 2019	180,000
October 3, 2020	125,000
April 3, 2021	—

Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization (EBITDA), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of our common stock. At April 1, 2017 and October 1, 2016, we were in compliance with these financial covenants.

The TEUs had an estimated fair value of $26,226 and $28,080 as of April 1, 2017 and October 1, 2016, respectively. The fair value of the TEUs is based on the most recently quoted price for the outstanding securities, adjusted for any known significant deviations in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. Tranche B Term debt had an estimated fair value of $462,826 and $465,465 as of April 1, 2017 and October 1, 2016, respectively. The fair value of long-term debt is based on the most recently quoted price for the outstanding debt instrument, adjusted for any known significant deviations in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

NOTE 9          STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2011 Stock Incentive Plan (the 2011 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. During fiscal year 2016, our shareholders approved a 1,500 share increase in the number of shares that may be issued under the 2011 Plan, bringing the aggregate total to 3,800 shares. During the six months ended April 1, 2017, we awarded restricted stock units under the 2011 Plan. During the six months ended April 2, 2016, we awarded stock options and restricted stock units under the 2011 Plan. At April 1, 2017, a total of 2,133 shares were available for future grant under the 2011 Plan. These shares will be available for issuance under the 2011 Plan until January 31, 2018.

In fiscal year 2011, our shareholders approved a 2012 Employee Stock Purchase Plan (2012 ESPP) that was effective on January 1, 2012. During the six months ended April 1, 2017 and April 2, 2016, we issued shares of our common stock to participants under the 2012 ESPP. At April 1, 2017, a total of 651 shares were available for issuance under the 2012 ESPP. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.

Our annual stock option and restricted stock grant is typically made in December. In fiscal year 2017, we did not make an annual stock grant in December due to the previously disclosed internal investigation into our China operations which delayed the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016. During the six months ended April 1, 2017, we granted approximately 2 restricted stock units to employees. During the six months ended April 2, 2016, we granted approximately 314 stock options, 74 restricted stock units and 21 performance restricted stock units to directors, officers and employees.

On April 17, 2017, after the end of our second quarter, we made our annual stock grant which was delayed until after the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016. On that date, we issued approximately 284 stock options, 98 restricted stock units and 34 performance restricted stock units to officers and employees.

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
There were no stock options granted during the six months ended April 1, 2017. The weighted average per share fair value of the stock options granted during the six months ended April 1, 2016 was $11.73. The weighted average assumptions used to determine the fair value of these stock options were as follows:

Six Months Ended
April 2, 2016
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

Restricted Stock and Restricted Stock Units
We award restricted stock units to directors. The restricted stock units currently vest on the date of the next annual meeting after grant. The directors are entitled to cash dividend equivalents on unvested shares, but they do not have voting rights on the unvested shares. The sale and transfer of these units is restricted during the vesting period. Additionally, in fiscal year 2013, we awarded restricted stock to our directors that vest proportionately on the first three anniversaries of the grant date. For restricted stock awarded to directors, participants are entitled to cash dividends and voting rights on unvested shares, but the sale and transfer of these shares is restricted during the vesting period. Restricted stock and restricted stock units are valued based on the market value of the shares at the date of grant with the value allocated to expense evenly over the restricted period.

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

The fair value of the restricted stock units and performance restricted stock units granted during the six months ended April 1, 2017 and April 2, 2016 was $47.73 and $57.82, respectively, representing the market value of our shares at the date of grant less the present value of estimated foregone dividends over the vesting period.

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

Net periodic benefit costs for our defined benefit retirement plan included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$342	$243	$691	$482
Interest cost	103	152	209	302
Expected return on plan assets	(260)	(257)	(526)	(510)
Net amortization and deferral	238	146	482	290
Net periodic benefit cost	$423	$284	$856	$564

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and six months ended April 1, 2017 and April 2, 2016 was 5.5% and 5.5%, respectively.

NOTE 11          INCOME TAXES

As of April 1, 2017, our liability for unrecognized tax benefits was $6,325, of which $3,542 would favorably affect our effective tax rate, if recognized. As of October 1, 2016, our liability for unrecognized tax benefits was $6,232, of which $3,429 would favorably affect our effective tax rate, if recognized. As of April 1, 2017, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

NOTE 12          SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per share and per TEU data)

Share Issuance
During the third quarter of fiscal year 2016, we issued 1,897 shares of our common stock at $42.00 per share in a registered public offering primarily to finance the acquisition of PCB, to repay amounts outstanding under our existing revolving credit facility and to pay related costs, fees and expenses. Total net proceeds for fiscal year 2016 were as follows:

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

Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 629 and 729 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended April 1, 2017 and April 2, 2016, respectively. Stock options to acquire 649 and 627 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the six months ended April 1, 2017 and April 2, 2016, respectively.

In connection with the pricing of our TEUs, we entered into capped call transactions. The capped call transactions will not be reflected in the calculation of diluted earnings per share until settled as they are anti-dilutive. See Note 12 for additional information on our equity instruments.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$7,199	$2,998	$8,904	$14,772

Weighted average common shares outstanding	19,016	14,756	18,992	14,808
Effect of dilutive securities
Stock-based compensation	93	95	103	117
Weighted average dilutive common shares outstanding	19,109	14,851	19,095	14,925

Earnings per share
Basic	$0.38	$0.20	$0.47	$1.00
Diluted	$0.38	$0.20	$0.47	$0.99

NOTE 14          OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), a component of shareholders’ equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.

Income tax expense or benefit allocated to each component of other comprehensive income (loss) was as follows:

	Three Months Ended			Six Months Ended
	April 1, 2017
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$3,197	$—	$3,197	$(6,605)	$—	$(6,605)
Derivative instruments
Unrealized net gain (loss)	(1,593)	576	(1,017)	4,916	(1,775)	3,141
Net (gain) loss reclassified to earnings	98	(36)	62	(321)	115	(206)
Defined benefit pension plan
Unrealized net gain (loss)	284	(86)	198	467	(141)	326
Net (gain) loss reclassified to earnings	238	(71)	167	482	(145)	337
Currency exchange rate gain (loss)	(190)	—	(190)	507	—	507
Other comprehensive income (loss)	$2,034	$383	$2,417	$(554)	$(1,946)	$(2,500)

	Three Months Ended			Six Months Ended
	April 2, 2016
(in thousands)	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$3,286	$—	$3,286	$868	$—	$868
Derivative instruments
Unrealized net gain (loss)	(1,136)	412	(724)	(925)	336	(589)
Net (gain) loss reclassified to earnings	132	(48)	84	(18)	7	(11)
Defined benefit pension plan
Unrealized net gain (loss)	(350)	105	(245)	(174)	52	(122)
Net (gain) loss reclassified to earnings	145	(44)	101	290	(88)	202
Currency exchange rate gain (loss)	(270)	—	(270)	(120)	—	(120)
Other comprehensive income (loss)	$1,807	$425	$2,232	$(79)	$307	$228

The changes in the net-of-tax balances of each component of AOCI were as follows:

	Three Months Ended				Six Months Ended
	April 1, 2017
	Adjustments				Adjustments
(in thousands)	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(9,129)	$3,635	$(9,796)	$(15,290)	$673	$(255)	$(10,791)	$(10,373)
Other comprehensive net gain (loss) reclassifications	3,197	(1,017)	8	2,188	(6,605)	3,141	833	(2,631)
Net (gain) loss reclassified to earnings	—	62	167	229	—	(206)	337	131
Other comprehensive income (loss)	3,197	(955)	175	2,417	(6,605)	2,935	1,170	(2,500)
Ending balance	$(5,932)	$2,680	$(9,621)	$(12,873)	$(5,932)	$2,680	$(9,621)	$(12,873)

	Three Months Ended				Six Months Ended
	April 2, 2016
	Adjustments				Adjustments
(in thousands)	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(1,413)	$426	$(6,594)	$(7,581)	$1,005	$386	$(6,968)	$(5,577)
Other comprehensive net gain (loss) reclassifications	3,286	(724)	(515)	2,047	868	(589)	(242)	37
Net (gain) loss reclassified to earnings	—	84	101	185	—	(11)	202	191
Other comprehensive income (loss)	3,286	(640)	(414)	2,232	868	(600)	(40)	228
Ending balance	$1,873	$(214)	$(7,008)	$(5,349)	$1,873	$(214)	$(7,008)	$(5,349)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI was as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Derivative instruments
Currency exchange contracts gain (loss)	$318	$(132)	$737	$18	Revenue
Interest rate swap contracts gain (loss)	(416)	—	(416)	—	Interest income (expense), net
Income tax benefit (expense)	36	48	(115)	(7)	Provision for income taxes
Total net gain (loss) on derivative instruments	(62)	(84)	206	11	Net income

Defined benefit pension plan
Actuarial loss	(130)	(79)	(263)	(158)	Cost of sales
Actuarial loss	(67)	(41)	(136)	(82)	Selling and marketing
Actuarial loss	(41)	(25)	(83)	(50)	General and administrative
Total actuarial loss	(238)	(145)	(482)	(290)	Income before income taxes
Income tax benefit	71	44	145	88	Provision for income taxes
Total net loss on pension plan	(167)	(101)	(337)	(202)	Net income

Total net-of-tax reclassifications out of AOCI included in net income	$(229)	$(185)	$(131)	$(191)

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

Financial information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenue
Test	$123,840	$113,797	$254,966	$232,607
Sensors	69,584	23,301	137,737	44,992
Total revenue	$193,424	$137,098	$392,703	$277,599

Income from Operations
Test	$6,367	$1,715	$18,083	$12,102
Sensors	9,045	2,656	7,619	5,870
Total income from operations	$15,412	$4,371	$25,702	$17,972

On January 5, 2017, we announced the division of our Test segment into two separate business units, "Materials Test Systems" and "Vehicles and Structure Test Systems." The division of Test will result in us having three operating segments once discrete financial information is made available to the Chief Operating Decision Maker, and we will continue to report only the Test and Sensors segments until such time. We are currently evaluating the timing of such implementation.
NOTE 16          RESTRUCTURING AND RELATED COSTS

During the fourth quarter of fiscal year 2016, we initiated plans to close our Machida, Japan facility and eliminate 35 positions in our Sensors segment by the third quarter of fiscal year 2017. We incurred severance and related pre-tax expense of $381 and $944 in the three and six months ended April 1, 2017, respectively. We have incurred a total of $1,872 of pre-tax expense, including $1,352 and $520 related to severance and facility closure costs, respectively. We expect to incur approximately $100 of additional expenses through the third quarter of fiscal year 2017 related to the Machida facility closing. The severance and facility closing costs are expected to be paid during the third quarter of fiscal year 2017.

During the third quarter of fiscal year 2016, we initiated restructuring actions to further reduce our cost structure by eliminating 61 positions, primarily in our Corporate area and Test segment, through terminations, elimination of certain open positions as a result of employees leaving voluntarily throughout fiscal year 2016 and reductions in contractors. There were no restructuring expenses incurred during the three or six months ended April 1, 2017. The remaining severance and related costs are expected to be paid by the first quarter of fiscal year 2018.

The following table summarizes the restructuring expenses included in our Consolidated Statements of Income for the three and six month periods ended April 1, 2017. There were no restructuring expenses incurred during the three and six months ended April 2, 2016.

	Three Months Ended			Six Months Ended
	April 1, 2017
(in thousands)	Test	Sensors	Total	Test	Sensors	Total
Cost of sales	$—	$254	$254	$—	$580	$580
Selling and marketing	—	45	45	—	126	126
General and administrative	—	82	82	—	238	238
Research and development	—	—	—	—	—	—
Total restructuring expense	$—	$381	$381	$—	$944	$944

During the third quarter of fiscal year 2014, we initiated workforce and other cost reduction actions at certain locations in the U.S. and Europe. No restructuring expenses were recognized during the three or six months ended April 1, 2017 or April 2, 2016 related to these restructuring actions.

The following table summarizes the change in our restructuring expense accruals during the six months ended April 1, 2017 for all restructuring actions.

	2016		2014
(in thousands)	Q3 Restructuring	Q4 Restructuring	Restructuring	Total
Balance, October 1, 2016	$308	$935	$1,053	$2,296
Restructuring expense	—	944	—	944
Payments	(157)	(600)	(167)	(924)
Other adjustments	—	—	12	12
Currency translation	(13)	(105)	(51)	(169)
Balance, April 1, 2017	$138	$1,174	$847	$2,159

The following table summarizes the location of the restructuring expense accruals included in our Consolidated Balance Sheets.

(in thousands)	April 1, 2017	October 1, 2016
Accrued payroll and related costs	$1,171	$1,066
Other accrued liabilities	471	520
Other long-term liabilities	517	710
Total severance and related costs	$2,159	$2,296

NOTE 17          BUSINESS ACQUISITIONS

On July 5, 2016, we acquired 100% of the outstanding capital stock of PCB for an estimated purchase price of $581,407 subject to certain adjustments for cash, indebtedness, transaction costs and the level of net working capital that were made at closing. The transaction was accounted for under the acquisition method of accounting. PCB is a manufacturer of piezoelectric sensors and components used for pressure, force and vibration measurement and is headquartered in Depew, New York. We funded the acquisition of PCB with existing cash on hand as well as funds raised through borrowings under the Term Facility in an aggregate principal amount of $460,000, proceeds from registered public offerings of our TEUs and common stock and the $43,500 of restricted cash that was placed in escrow during the third quarter of fiscal year 2016 to secure termination fees that would have become payable to PCB had the acquisition not occurred under the definitive purchase agreement. The restricted cash was paid to the shareholders of PCB as part of the estimated purchase price. See Note 8 and Note 12 for additional financing information. The acquired assets, liabilities and operating results have been included in our financial statements within Sensors from the date of acquisition. During the three and six months ended April 1, 2017, we included $42,227 and $87,458 of revenue and operating income of $3,491 and $294 from PCB in our Consolidated Statements of Income, respectively. The operating income for the three and six months ended April 1, 2017 includes $0 and $7,724, respectively, of fair value adjustment to the acquired PCB inventory. The recognition of additional expense related to the fair value adjustment of acquired PCB inventory was completed in the first quarter of fiscal year 2017.

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

PCB’s products include accelerometers, microphones, calibration systems, pressure sensors, load and torque sensors, force sensors, single- and multi-channel telemetry, ground fault detection and smart sensing solutions. PCB serves end markets including test and measurement, power and energy, aerospace and defense, industrial measurement and instrumentation, automotive and rail and acoustics and environmental noise monitoring. The acquisition strengthens our current Sensors business with complementary sensor products and expands channels to market, balancing the revenue mix between our Test and Sensors segments, while enhancing our margin profile and creating significant cross-selling opportunities across the combined portfolio.

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
The fair value measurement was preliminary at April 1, 2017, pending resolution of any purchase price adjustments. We expect the fair value measurement process to be completed as soon as possible, but no later than one year from the acquisition date. Given the size and complexity of the acquisition, the valuation of certain assets and liabilities, is still being completed, and is subject to final review. Specifically, PCB's tax accounts are provisional pending the completion and review of such assets and liabilities. To the extent that our estimates require adjustment, we will modify the values accordingly. The gross amount of the accounts receivable acquired was $21,726, of which $841 is expected to be uncollectible.

Goodwill was calculated as the difference between the acquisition date fair value of the total purchase price consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. This resulted in an estimated purchase price in excess of the fair value of identifiable net assets acquired. The estimated purchase price also included the fair value of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. Based on preliminary fair value measurement of the assets acquired and liabilities assumed, we allocated $343,242 to goodwill for the expected synergies from combining PCB with our existing business. All of the goodwill was assigned to Sensors. None of the goodwill is expected to be deductible for income tax purposes.
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

The fair value of the acquired intangible assets is $248,900. The expected lives of the acquired intangible assets are approximately 15 years for developed technology, 16 years for customer lists, 5.4 years for leasehold interest and 3 years for finite-lived trademarks and trade names and are being amortized on a straight-line basis. Trade names having a fair value of $57,500 are considered to have indefinite lives.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of MTS Systems Corporation as if the acquisition of PCB had occurred as of the beginning of the fiscal year ended October 1, 2016. The unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of the fiscal year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	April 2, 2016
Revenue	$180,343	$365,984
Net income	324	5,228

Earnings per share
Basic	$0.02	$0.28
Diluted	$0.02	$0.27
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

•
Exclusion of the purchase accounting impact of the incremental charge reported in cost of sales for the sale of acquired inventory that was written-up to fair value of $7,724 in the first quarter of fiscal year 2017.

•	Includes $7,656 and $15,312 of interest expense on outstanding debt entered into as part of funding the acquisition for the three and six months ended April 2, 2016, respectively.

•	Pro forma adjustments tax affected by 20% tax rate for both the three and six months ended April 2, 2016.

•
Weighted average shares outstanding was adjusted to increase the amount by 4,179 shares for both basic and diluted shares in the earnings per share calculation for both the three and six months ended April 2, 2016 to reflect the financing of the acquisition of PCB in the form of the issuance of shares of common stock and the minimum shares to be issued for our TEUs at the minimum settlement rate.

Our pro forma second quarter for fiscal year 2016 ended on April 2, 2016, while PCB’s first quarter for fiscal year 2016 would have ended on March 31, 2016. The unaudited pro forma financial information for the second quarter of fiscal year 2016 combines our unaudited financial information for the second fiscal quarter ended April 2, 2016 and the unaudited financial information of PCB for the three months ended March 31, 2016. The unaudited pro forma financial information for the six months ended April 2, 2016 combines our unaudited financial information for the first two fiscal quarters ended December 31, 2016 and April 2, 2016, respectively and the unaudited financial information of PCB for both of the three months ended December 31, 2015 and March 31, 2016.

NOTE 18          SUBSEQUENT EVENTS

On April 17, 2017, we made our annual stock grant which was delayed from its typical timing in December of each year due to the delay in the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016. On that date, we issued approximately 284 stock options, 98 restricted stock units and 34 performance restricted stock units to officers and employees.

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

Restructuring Initiative
During the fourth quarter of fiscal year 2016, we initiated plans to close our Machida, Japan facility by the third quarter of fiscal year 2017. We incurred restructuring expense of $381 and $944 in the three and six months ended April 1, 2017, respectively, related to the closure of this facility. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
		Estimated
(in thousands)	April 1, 2017	Business Change	Acquisition / Restructuring [1]	Currency Translation	April 2, 2016
Revenue	$193,424	$16,721	42,227	$(2,622)	$137,098
Cost of sales	114,568	2,604	22,247	(2,237)	91,954
Gross profit	78,856	14,117	19,980	(385)	45,144
Gross margin	40.8%				32.9%

Operating expenses
Selling and marketing	30,627	373	9,566	(314)	21,002
General and administrative	23,556	4,201	5,554	(218)	14,019
Research and development	9,261	1,104	2,440	(35)	5,752
Total operating expenses	63,444	5,678	17,560	(567)	40,773
Income from operations	$15,412	$8,439	2,420	$182	$4,371

	Six Months Ended
		Estimated
(in thousands)	April 1, 2017	Business Change	Acquisition / Restructuring [1]	Currency Translation	April 2, 2016
Revenue	$392,703	$30,096	$87,458	$(2,450)	$277,599
Cost of sales	240,383	9,891	52,695	(2,147)	179,944
Gross profit	152,320	20,205	34,763	(303)	97,655
Gross margin	38.8%				35.2%

Operating expenses
Selling and marketing	61,097	591	19,048	(198)	41,656
General and administrative	47,579	6,955	14,003	(360)	26,981
Research and development	17,942	2,197	4,740	(41)	11,046
Total operating expenses	126,618	9,743	37,791	(599)	79,683
Income from operations	$25,702	$10,462	$(3,028)	$296	$17,972

[1]	The Acquisition / Restructuring column includes revenues and costs from the acquisition of PCB, costs incurred as part of the integration of PCB and restructuring costs.

Revenue

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Revenue	$193,424	$137,098	$56,326	41.1%	$392,703	$277,599	$115,104	41.5%

Revenue for the three and six months ended April 1, 2017 increased by 41.1% and 41.5%, respectively, primarily due to the PCB acquisition and higher revenue in our Test and legacy Sensors businesses, partially offset by the unfavorable impact of currency translation. Test revenue increased $10,043 and $22,359, respectively, primarily due to a focus on project execution and backlog conversion. Sensors revenue increased $46,283 and $92,745, respectively, primarily driven by the PCB acquisition and organic growth in position sensors revenue.
Gross Profit

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Gross profit	$78,856	$45,144	$33,712	74.7%	$152,320	$97,655	$54,665	56.0%
Gross margin	40.8%	32.9%	7.9	ppts	38.8%	35.2%	3.6	ppts

Gross profit for the three months ended April 1, 2017 increased 74.7%. Gross margin rate increased 7.9 percentage points primarily due to continued focus on project execution in the Test business, gross profit contribution from the PCB acquisition and leverage on higher revenue volume in Test and organic Sensors, partially offset by PCB integration costs and restructuring expenses. Excluding the impact of currency translation, the PCB acquisition and restructuring costs, the gross margin rate increased 5.6 percentage points.

Gross profit for the six months ended April 1, 2017 increased 56.0%. Our gross margin rate increased 3.6 percentage points compared to the same period in the prior year primarily due to continued focus on project execution in the Test business, gross profit contribution from the PCB acquisition and leverage on higher revenue volume in Test and organic Sensors, partially offset by a $7,724 fair value adjustment related to the acquired inventory of PCB recorded in the first quarter of fiscal year 2017, PCB integration costs and restructuring expenses. Excluding the impact of currency translation, the PCB acquisition and restructuring costs, the gross margin rate increased 3.1 percentage points.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Selling and marketing	$30,627	$21,002	$9,625	45.8%	$61,097	$41,656	$19,441	46.7%
% of Revenue	15.8%	15.3%			15.6%	15.0%

Selling and marketing expense for the three months ended April 1, 2017 increased by 45.8% primarily due to the addition of PCB expenses, restructuring costs and China investigation expenses of $385, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, PCB expenses, restructuring costs and China investigation expenses, selling and marketing expense remained flat.
Selling and marketing expense for the six months ended April 1, 2017 increased by 46.7% primarily due to the addition of PCB expenses, restructuring costs, China investigation expenses of $385 and higher compensation expense, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, PCB expenses, restructuring costs and China investigation expenses, selling and marketing expense increased 0.5%.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
General and administrative	$23,556	$14,019	$9,537	68.0%	$47,579	$26,981	$20,598	76.3%
% of Revenue	12.2%	10.2%			12.1%	9.7%

General and administrative expense for the three months ended April 1, 2017 increased by 68.0% primarily due to China investigation expenses of $6,169, the addition of current period PCB expenses and restructuring costs, partially offset by non-recurring PCB acquisition-related expenses of $1,351 incurred in the prior year and a decrease in stock-based compensation expense due to the delay in our annual equity grant. Excluding the impact of currency translation, all PCB expenses, restructuring costs and China investigation expenses, general and administrative expenses decreased 4.9%.

General and administrative expense for the six months ended April 1, 2017 increased by 76.3% primarily due to the addition of current period PCB expenses, restructuring costs, China investigation expenses of $8,145 and an increase in Test bad debt expense, partially offset by non-recurring PCB acquisition-related expenses of $1,351 incurred in the prior year, a decrease in stock-based compensation expense due to the delay in our annual equity grant and the favorable impact of currency translation. Excluding the impact of currency translation, all PCB expenses, restructuring costs and China investigation expenses, general and administrative expenses increased 0.6%.

Research and Development Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Research and development	$9,261	$5,752	$3,509	61.0%	$17,942	$11,046	$6,896	62.4%
% of Revenue	4.8%	4.2%			4.6%	4.0%

Research and development (R&D) expense for the three and six months ended April 1, 2017 increased by 61.0% and 62.4%, respectively, primarily due to the addition of PCB expenses, additional focused R&D spending to meet certain market needs and China investigation expenses of $205 in both periods. Excluding the impact of currency translation, PCB expenses, restructuring costs and China investigation expenses, R&D expense increased 15.6% and 18.0%, respectively.

Income from Operations

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Income from operations	$15,412	$4,371	$11,041	252.6%	$25,702	$17,972	$7,730	43.0%
% of Revenue	8.0%	3.2%			6.5%	6.5%

Income from operations for the three and six months ended April 1, 2017 increased primarily due to higher gross profit, partially offset by higher operating expenses, which included the PCB contribution to income from operations, restructuring costs and expenses related to the China investigation of $6,759 and $8,735, respectively.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Interest income (expense), net	$(7,418)	$(257)	$(7,161)	(2,786.4)%	$(14,698)	$(458)	$(14,240)	(3,109.2)%

Interest expense, net for the three and six months ended April 1, 2017 increased due to interest incurred of $6,108 and $12,018, respectively, related to the tranche B term loan, $1,007 and $2,022, respectively, from amortization of capitalized debt issuance costs and $399 and $834, respectively, related to the TEUs.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Other income (expense), net	$666	$107	$559	522.4%	$(163)	$(203)	$40	19.7%

The increase in other income (expense), net for the three months ended April 1, 2017 was primarily driven by gains on foreign currency transactions.

Other income (expense), net for the six months ended April 1, 2017 was relatively flat.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Provision for income taxes	$1,461	$1,223	$238	19.5%	$1,937	$2,539	$(602)	(23.7)%
Effective Rate	16.9%	29.0%			17.9%	14.7%

The effective tax rate was lower for the three months ended April 1, 2017 primarily due to changes in certain foreign tax rates, a more favorable geographic mix of earnings with earnings in foreign jurisdictions generally taxed at lower rates than the U.S. and a lower annual forecasted income before taxes relative to the U.S. R&D tax credit in the current period. The effective tax rate was higher for the six months ended April 1, 2017 primarily due to a discrete benefit of $2,283 recognized during the six months ended April 2, 2016 related to the enactment of legislation on December 18, 2015 that made the U.S. R&D tax credit permanent. This was partially offset by changes in certain foreign tax rates, lower income before taxes and a more favorable geographic mix of earnings for the six months ended April 1, 2017.

Net Income

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands, except per share data)			$	%			$	%
Net income	$7,199	$2,998	$4,201	140.1%	$8,904	$14,772	$(5,868)	(39.7)%
Diluted earnings per share	$0.38	$0.20	$0.18	90.0%	$0.47	$0.99	$(0.52)	(52.5)%

Net income for the three months ended April 1, 2017 increased due to higher gross profit, partially offset by higher operating expenses and increased interest expense. The improvement in diluted EPS was driven by continued focus on project execution and the contribution from the PCB acquisition, which was partially offset by China investigation expenses, the issuance of common stock and TEUs in the third quarter of fiscal year 2016, PCB acquisition integration expenses and restructuring costs.

Net income for the six months ended April 1, 2017 declined due to higher gross profit being more than offset by higher operating expenses and increased interest expense. The decline in diluted EPS was driven by PCB acquisition, which included a $7,724 fair value adjustment related to the acquired inventory of PCB recorded in the first quarter of fiscal year 2017, restructuring costs, the issuance of common stock and TEUs in the third quarter of fiscal year 2016 and China investigation expenses.

Segment Results

Test Segment

Results of Operations
The following table compares results of operations for Test, separately identifying the estimated impact of currency translation.

	Three Months Ended				Six Months Ended
		Estimated				Estimated
(in thousands)	April 1, 2017	Business Change	Currency Translation	April 2, 2016	April 1, 2017	Business Change	Currency Translation	April 2, 2016
Revenue	$123,840	$12,053	$(2,010)	$113,797	$254,966	$24,580	$(2,221)	$232,607
Cost of sales	79,106	431	(1,953)	80,628	163,398	7,029	(2,050)	158,419
Gross profit	44,734	11,622	(57)	33,169	91,568	17,551	(171)	74,188
Gross margin	36.1%			29.1%	35.9%			31.9%

Operating expenses
Selling and marketing	17,338	444	(262)	17,156	34,408	1,089	(260)	33,579
General and administrative	15,686	5,922	(178)	9,942	28,623	8,750	(355)	20,228
Research and development	5,343	993	(6)	4,356	10,454	2,184	(9)	8,279
Total operating expenses	38,367	7,359	(446)	31,454	73,485	12,023	(624)	62,086
Income from operations	$6,367	$4,263	$389	$1,715	$18,083	$5,528	$453	$12,102

Revenue

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Revenue	$123,840	$113,797	$10,043	8.8%	$254,966	$232,607	$22,359	9.6%

Revenue for the three and six months ended April 1, 2017 increased by 8.8% and 9.6%, respectively, primarily due to focus on project execution and backlog conversion, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 10.6% for each of the three and six months ended April 1, 2017, as the revenue improvement in the Americas and Asia regions more than offset the decline in the Europe region.

Gross Profit

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Gross profit	$44,734	$33,169	$11,565	34.9%	$91,568	$74,188	$17,380	23.4%
Gross margin	36.1%	29.1%	7.0	ppts	35.9%	31.9%	4.0	ppts

Gross profit for the three and six months ended April 1, 2017 increased by 34.9% and 23.4%, respectively, primarily due to a focus on project execution and higher revenue volume. The gross margin rate increased 7.0 and 4.0 percentage points, respectively, primarily due to focus on project execution and direct labor resource utilization, increased sales volume and decreased warranty claims, partially offset by ongoing investments in engineering resources. Excluding the impact of currency translation, gross margin increased 6.5 and 3.8 percentage points, respectively.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Selling and marketing	$17,338	$17,156	$182	1.1%	$34,408	$33,579	$829	2.5%
% of Revenue	14.0%	15.1%			13.5%	14.4%

Selling and marketing expense for the three months ended April 1, 2017 increased by 1.1% primarily due to China investigation expenses of $385 and higher compensation costs, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation and China investigation expenses, selling and marketing expense increased 0.3%.

The selling and marketing expense increase of 2.5% for the six months ended April 1, 2017 was primarily driven by higher compensation expenses and China investigation expenses of $385, partially offset by a decrease in stock-based compensation expense due to a delay in our annual equity grant. Excluding the impact of currency translation and China investigation expenses, selling and marketing expense increased 2.1%.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
General and administrative	$15,686	$9,942	$5,744	57.8%	$28,623	$20,228	$8,395	41.5%
% of Revenue	12.7%	8.7%			11.2%	8.7%

General and administrative expense for the three months ended April 1, 2017 increased by 57.8% primarily due to the China investigation expenses of $6,169, partially offset by a decrease in stock-based compensation expense due to a delay in our annual equity grant and the favorable impact of currency translation. Excluding the impact of currency translation and China investigation expenses, general and administrative expense decreased 2.5%.

General and administrative expense increased by 41.5% for the six months ended April 1, 2017 primarily due to the China investigation expenses of $8,145 and increased bad debt expense, partially offset by a decrease in stock-based compensation expense due to a delay in our annual equity grant and the favorable impact of currency translation. Excluding the impact of currency translation and China investigation expenses, general and administrative expense increased 3.0%.

Research and Development Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Research and development	$5,343	$4,356	$987	22.7%	$10,454	$8,279	$2,175	26.3%
% of Revenue	4.3%	3.8%			4.1%	3.6%

Research and development (R&D) expense for the three and six months ended April 1, 2017 increased by 22.7% and 26.3%, respectively, primarily due to additional focused R&D spending to meet certain market needs and China investigation expenses of $205 in both periods. Excluding the impact of currency translation and China investigation expense, R&D expense increased 18.1% and 23.9%, respectively.

Income from Operations

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Income from operations	$6,367	$1,715	$4,652	271.3%	$18,083	$12,102	$5,981	49.4%
% of Revenue	5.1%	1.5%			7.1%	5.2%

Income from operations for the three and six months ended April 1, 2017 increased by 271.3% and 49.4%, respectively, due to an increase in gross profit from higher revenue and improvements on prior year project execution inefficiencies, partially offset by higher operating expenses which included $6,759 and $8,735, respectively, of expenses related to the China investigation.
Sensors Segment

Results of Operations

The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation, the acquisition of PCB completed in fiscal year 2016 and restructuring expense incurred in fiscal year 2017.

	Three Months Ended
		Estimated
(in thousands)	April 1, 2017	Business Change	Acquisition / Restructuring [1]	Currency Translation	April 2, 2016
Revenue	$69,584	$4,668	$42,227	$(612)	$23,301
Cost of sales	35,462	2,173	22,247	(284)	11,326
Gross profit	34,122	2,495	19,980	(328)	11,975
Gross margin	49.0%				51.4%

Operating expenses
Selling and marketing	13,289	(71)	9,566	(52)	3,846
General and administrative	7,870	(1,721)	5,554	(40)	4,077
Research and development	3,918	111	2,440	(29)	1,396
Total operating expenses	25,077	(1,681)	17,560	(121)	9,319
Income (loss) from operations	$9,045	$4,176	$2,420	$(207)	$2,656

	Six Months Ended
		Estimated
(in thousands)	April 1, 2017	Business Change	Acquisition / Restructuring [1]	Currency Translation	April 2, 2016
Revenue	$137,737	$5,516	$87,458	$(229)	$44,992
Cost of sales	76,985	2,862	52,695	(97)	21,525
Gross profit	60,752	2,654	34,763	(132)	23,467
Gross margin	44.1%				52.2%

Operating expenses
Selling and marketing	26,689	(498)	19,048	62	8,077
General and administrative	18,956	(1,795)	14,003	(5)	6,753
Research and development	7,488	13	4,740	(32)	2,767
Total operating expenses	53,133	(2,280)	37,791	25	17,597
Income (loss) from operations	$7,619	$4,934	$(3,028)	$(157)	$5,870
1    The Acquisition / Restructuring column includes revenues and costs from the acquisition of PCB, costs incurred as part of the integration of PCB and restructuring costs.

Revenue

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased /(Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Revenue	$69,584	$23,301	$46,283	198.6%	$137,737	$44,992	$92,745	206.1%

Revenue increased by 198.6% and 206.1%, respectively, during the three and six months ended April 1, 2017 primarily due to increased sales volume as a result of the acquisition of PCB and organic growth in position sensors. Excluding the impact of currency translation and the impact of the PCB acquisition, revenue was up 20.0% and 12.3%, respectively, due to increased sales in all regions.
Gross Profit

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Gross profit	$34,122	$11,975	$22,147	184.9%	$60,752	$23,467	$37,285	158.9%
Gross margin	49.0%	51.4%	(2.4)	ppts	44.1%	52.2%	(8.1)	ppts

Gross profit increased by 184.9% during the three months ended April 1, 2017 primarily due to increased revenue volume as a result of the PCB acquisition and increased revenue volume in our legacy Sensors business. The gross margin rate declined 2.4 percentage points primarily due to the gross profit contribution from the PCB acquisition, additional labor costs incurred from the movement of production in Machida, Japan to the United States due to the closing of the Machida facility and restructuring costs of $254, partially offset by leverage on increased organic revenue volume. Excluding the impact of currency translation, the PCB acquisition and restructuring costs, the gross margin rate increased 0.3 percentage points.

Gross profit increased by 158.9% for the six months ended April 1, 2017 primarily due to increased revenue volume as a result of the PCB acquisition and increased revenue volume in our legacy Sensors business. The gross margin rate declined 8.1 percentage points primarily due to the gross profit contribution from the PCB acquisition, which included a $7,724 fair value adjustment on the acquired inventory recognized in the first quarter of fiscal year 2017, additional labor costs incurred from the movement of production in Machida, Japan to the United States due to the closing of the Machida facility and restructuring costs of $580. Excluding the impact of currency translation, the PCB acquisition and restructuring costs, the gross margin rate declined 0.5 percentage points.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Selling and marketing	$13,289	$3,846	$9,443	245.5%	$26,689	$8,077	$18,612	230.4%
% of Revenue	19.1%	16.5%			19.4%	18.0%

The increase of 245.5% and 230.4%, respectively, in selling and marketing expense for the three and six months ended April 1, 2017 was primarily driven by the addition of PCB expenses and restructuring costs, partially offset by a decrease in compensation expense. Excluding the impact of currency translation, PCB expenses and restructuring costs, selling and marketing expense declined 1.8% and 6.2%, respectively.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
General and administrative	$7,870	$4,077	$3,793	93.0%	$18,956	$6,753	$12,203	180.7%
% of Revenue	11.3%	17.5%			13.8%	15.0%

General and administrative expense for the three and six months ended April 1, 2017 increased by 93.0% and 180.7%, respectively, primarily driven by the addition of PCB expenses and restructuring costs, partially offset by non-recurring PCB acquisition-related expenses of $1,351 incurred in the prior year and a decrease in compensation expense. Excluding the impact of currency translation, all PCB expenses and restructuring costs, general and administrative expense decreased 13.6% and 8.2%, respectively.

Research and Development Expense

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Research and development	$3,918	$1,396	$2,522	180.7%	$7,488	$2,767	$4,721	170.6%
% of Revenue	5.6%	6.0%			5.4%	6.1%

R&D expense increased 180.7% for the three months ended April 1, 2017 primarily driven by the addition of PCB expenses and increased spending to support new projects. Excluding the impact of currency translation, PCB expenses and restructuring costs, R&D expense increased 8.0%.

R&D expense increased by 170.6% for the six months ended April 1, 2017 primarily driven by the addition of PCB expenses and increased spending to support new projects, partially offset by lower compensation from headcount reductions. Excluding the impact of currency translation, PCB expenses and restructuring costs, R&D expense increased 0.5%.

Income from Operations

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increased / (Decreased)		April 1, 2017	April 2, 2016	Increased / (Decreased)
(in thousands)			$	%			$	%
Income from operations	$9,045	$2,656	$6,389	240.5%	$7,619	$5,870	$1,749	29.8%
% of Revenue	13.0%	11.4%			5.5%	13.0%

Income from operations increased 240.5% in the three months ended April 1, 2017 primarily due to increased organic gross profit, the current year PCB contribution to income from operations and non-recurring PCB acquisition-related costs of $1,351 incurred in the prior year. Excluding the impact of currency translation, the PCB acquisition and restructuring expenses, income from operations increased 70.5% driven by an increase in gross profit and lower operating expenses in our legacy Sensors business from lower compensation expense.

Income from operations increased 29.8% for the six months ended April 1, 2017 primarily due to increased organic gross profit, a reduction in operating expenses and non-recurring PCB acquisition-related expenses of $1,351 incurred in the prior year, partially offset by the $7,724 fair value adjustment on the acquired inventory related to the acquisition of PCB recorded in the first quarter of fiscal year 2017 and the impact of the higher operating expenses related to the PCB acquisition, which included integration expenses, and restructuring costs. Excluding the impact of currency translation, the PCB acquisition and restructuring expenses, income from operations increased 49.6% driven by increased gross profit and a decrease in operating expenses.

Cash Flow Comparison
Total cash and cash equivalents increased $12,653 for the six months ended April 1, 2017 primarily due to an increase of $24,118 in working capital resulting from general timing of purchases and payments consisting of a $14,437 increase in receipts of customer advances and a $15,233 increase in cash receipts from accounts and unbilled contracts receivable, partially offset by $3,627 in payments of accounts payable and a $1,925 change in inventory. The increase in cash and cash equivalents was also driven by $16,832 of depreciation and amortization and a $7,724 fair value adjustment to acquired inventory, partially offset by dividend payments of $9,955, investments of $9,318 in property and equipment, $6,319 in accrued payroll and related cost payments, a $4,197 payment on TEU debt, a $3,383 reduction in deferred income taxes and a $3,055 increase in prepaid expenses.

Total cash and cash equivalents increased $11,579 for the six months ended April 2, 2016 primarily driven by a reduction of $24,677 in working capital requirements consisting of a $32,494 increase in customer advances, $3,635 increase in accounts payable, partially offset by a $9,352 and $2,100 increase in inventories and unbilled receivables, respectively. $14,772 of net income and $9,886 in depreciation and amortization also contributed to the increase in cash and cash equivalents. The increase was partially offset by the purchase of $18,362 of our common stock, investment in property and equipment of $11,197 and dividend payments of $4,513.

Cash flows from operating activities provided cash of $41,175 and $40,854 for the six months ended April 1, 2017 and April 2, 2016, respectively.

Cash provided by operating activities for the six months ended April 1, 2017 was primarily generated from $16,832 of depreciation and amortization, $15,233 increased cash receipts on accounts and unbilled contract receivables, $14,437 increased advance payments received from customers, $8,904 net income and a $7,724 fair value adjustment to acquired inventory. The cash received was partially offset by $9,329 in other assets and liabilities due to timing, $6,319 increased accrued payroll and related cost payments, $3,627 increase in accounts payable resulting from general timing of purchases and payments and a $3,383 decrease in deferred income taxes.

Cash provided by operating activities for the six months ended April 2, 2016 was primarily generated from $32,494 in increased advanced payments received from customers, $14,772 in net income, $9,886 of depreciation and amortization and $3,635 from increased accounts payable resulting from general timing of purchases and payments. The cash received was partially offset by $10,600 in other assets and liabilities due to timing and $9,352 in increased inventories to support future revenue.

Cash flows from investing activities used cash of $9,293 and $9,877 for the six months ended April 1, 2017 and April 2, 2016, respectively, primarily for the purchase of property and equipment to support business growth.

Cash flows from financing activities used cash of $16,455 and $20,144 for the six months ended April 1, 2017 and April 2, 2016, respectively.

Cash used by financing activities for the six months ended April 1, 2017 was primarily driven by dividend payments of $9,955, a $4,197 payment on TEU debt and a $2,300 payment on the Tranche B term loan.

Cash used by financing activities for the six months ended April 2, 2016 was primarily driven by the purchase of shares under our share purchase program and stock-based compensation arrangements for $18,362, as well as to pay dividends of $4,513. The cash used was partially offset by $2,560 in proceeds from stock option exercises and share purchases under our ESPP.

Liquidity and Capital Resources
We had cash and cash equivalents of $97,433 as of April 1, 2017. Of this amount, approximately $33,926 was located in North America, $33,585 in Europe and $29,922 in Asia. Of the $63,507 of cash located outside of North America, approximately $37,590 is not available for use in the U.S. without the incurrence of U.S. federal and state income tax consequences.

The North American balance was primarily invested in bank deposits. In Europe and Asia, the balances were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. At April 1, 2017, we held no short-term investments.

At April 1, 2017, our capital structure consisted of $13,441 in short-term debt, $465,047 in long-term debt and $404,044 in shareholders’ equity. The Consolidated Balance Sheet also includes $18,472 of unamortized debt issuance costs at April 1, 2017. Total interest-bearing debt at April 1, 2017 was $478,488. On July 5, 2016, we entered into a credit agreement with a consortium of financial institutions (the Credit Agreement). The Credit Agreement provides for senior secured credit facilities consisting of a Revolving Credit Facility and a Term Facility. The maturity date of the Revolving Credit Facility is July 5, 2021 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement.

Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary event defaults (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as well as the ratio of consolidated EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. At April 1, 2017 and October 1, 2016, we were in compliance with these financial covenants.

Shareholders’ equity decreased by $1,216 during the six months ended April 1, 2017, primarily due to $10,034 in dividends declared, $2,500 in other comprehensive loss and $1,482 in purchases and retirements of our common stock, partially offset by net income of $8,904, stock-based compensation of $2,365, employee exercise of stock options of $1,157 and employee stock purchases of $515.

Off-Balance Sheet Arrangements
As of April 1, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, ROIC, EBITDA, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves, the continued listing of our shares of common stock on NASDAQ, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, merger or acquisition activity and the potential impact of newly acquired businesses; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; (v) statements relating to the potential business and financial impact that our internal investigation in China may have on our financial condition, results of operations and internal controls; (vi) statements regarding our ability to report additional operating segments in the future; and (vii) statements regarding products, their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $13,988 for the six months ended April 1, 2017.

We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.

Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income to the same line item in the Consolidated Statements of Income upon which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were a net loss of $1,245 in the six months ended April 1, 2017 and a net loss of $1,313 in the six months ended April 2, 2016. See Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

As of April 1, 2017, we had cash and cash equivalents of $97,433, most of which was invested in interest-bearing bank deposits or money market funds, with interest rates that are reset every 1 to 89 days. A hypothetical increase or decrease of 1% in market interest rates, assuming all other variables were held constant, would increase or decrease interest income by approximately $45 for the six months ended April 1, 2017.

Secured floating rate credit facilities are used to fund acquisitions and a portion of operations, which require interest payments calculated at a floating rate and, therefore, are impacted by the effect of increases or decreases in market interest rates. We believe that near-term changes in interest rates could have a material effect on our financial statements. A hypothetical increase of one percentage point in floating interest rates, assuming all other variables were held constant, would increase future interest expense by approximately $1,756 on an annualized basis. We have mitigated a portion of this risk by swapping the variable rate for a fixed rate on our term debt. See Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of April 1, 2017. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, our disclosure controls and procedures were not effective as of April 1, 2017.

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

We acquired PCB on July 5, 2016, and management excluded PCB from its assessment of internal control over financial reporting as of October 1, 2016 and our evaluation of disclosure controls and procedures as of April 1, 2017. PCB represented $691,477 of our consolidated total assets at April 1, 2017 and $87,458 of our consolidated revenue for the six months ended April 1, 2017.

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

To remediate the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, we are conducting more robust monitoring of compliance to ensure adherence to the Code of Conduct. Additionally, through our investigation as further discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q, we have identified opportunities to enhance our processes and controls to further address the challenges presented by the China operating environment. To address these challenges, the Company is assessing the mix of products, markets in which it competes and manner by which it selects and utilizes resellers, agents, consultants and vendors as well as enhancing ongoing compliance monitoring to support these commitments to reduce the potential for override of internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

Other than the actions described under “Remediation of Material Weakness in Internal Control over Financial Reporting,” there were no other changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to implement the remediation plan outlined above to remediate the material weakness identified as part of our annual assessment of internal control over financial reporting disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016.

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

Litigation
We are subject to various claims, legal actions and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of April 1, 2017 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents repurchases of our equity securities we made during the fiscal quarter ended April 1, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - February 4, 2017	—	$—	—	438
February 5, 2017 - March 4, 2017	—	$—	—	438
March 5, 2017 - April 1, 2017	—	$—	—	438
Total	—	$—	—

We made no purchases within the second quarter of fiscal year 2017. However, we purchase common stock from time-to-time to mitigate dilution related to new shares issued as employee equity compensation such as stock options, restricted stock, restricted stock units and employee stock purchase plan awards, as well as to return to shareholders capital not immediately required to fund ongoing operations.

Our Board of Directors approved, and on February 11, 2011 announced, a 2,000 share purchase authorization. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. At April 1, 2017, there were 438 shares available for purchase under the existing authorization.

Item 6. Exhibits

Exhibit Number	Description

10.1
Form of Consent Memorandum, effective as of January 24, 2017, executed by the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and acknowledged and agreed to by the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2017.

10.2
Mutual Separation and Release Agreement dated April 18, 2017, by and between MTS Systems Corporation and Catherine L. Powell, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2017.

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

MTS SYSTEMS CORPORATION

Date:	May 8, 2017	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017	/s/ JEFFREY P. OLDENKAMP
Jeffrey P. Oldenkamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)