Form 10-Q
period 2018-03-31
MTS SYSTEMS CORP
filed 2018-05-07
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of May 3, 2018, there were 17,828,976 shares of Common Stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2018	September 30, 2017
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$84,378	$108,733
Accounts receivable, net of allowance for doubtful accounts of $5,775 and $5,371, respectively	118,593	123,994
Unbilled accounts receivable, net	60,729	76,914
Inventories, net	143,487	127,728
Prepaid expenses and other current assets	25,227	19,880
Total current assets	432,414	457,249
Property and equipment, net	95,573	99,930
Goodwill	370,513	369,762
Intangible assets, net	250,470	255,079
Other long-term assets	3,211	4,116
Deferred income taxes	3,740	3,556
Total assets	$1,155,921	$1,189,692

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt, net	$53,210	$39,095
Accounts payable	47,394	47,515
Accrued payroll and related costs	38,164	49,434
Advance payments from customers	83,039	76,712
Accrued warranty costs	6,191	6,018
Accrued income taxes	3,317	4,464
Accrued dividends	5,291	5,278
Other accrued liabilities	20,459	18,873
Total current liabilities	257,065	247,389
Long-term debt, less current maturities, net	356,523	418,544
Deferred income taxes	44,373	74,981
Non-current accrued income taxes	10,729	5,855
Defined benefit pension plan obligation	9,287	8,588
Other long-term liabilities	5,714	5,558
Total liabilities	683,691	760,915

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 17,792 and 17,760 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	4,448	4,440
Additional paid-in capital	166,757	163,632
Retained earnings	292,200	261,258
Accumulated other comprehensive income (loss)	8,825	(553)
Total shareholders' equity	472,230	428,777
Total liabilities and shareholders' equity	$1,155,921	$1,189,692
Note: The Consolidated Balance Sheet as of September 30, 2017 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenue
Product	$165,453	$170,800	$334,694	$347,395
Service	25,870	22,624	50,791	45,308
Total revenue	191,323	193,424	385,485	392,703
Cost of Sales
Product	101,133	101,605	201,627	214,383
Service	15,365	12,963	31,105	26,000
Total cost of sales	116,498	114,568	232,732	240,383
Gross profit	74,825	78,856	152,753	152,320
Operating expenses
Selling and marketing	30,597	30,627	62,625	61,097
General and administrative	18,992	23,556	39,554	47,579
Research and development	8,626	9,261	17,467	17,942
Total operating expenses	58,215	63,444	119,646	126,618
Income from operations	16,610	15,412	33,107	25,702
Interest expense, net	(6,708)	(7,418)	(13,512)	(14,698)
Other income (expense), net	274	666	51	(163)
Income before income taxes	10,176	8,660	19,646	10,841
Income tax provision (benefit)	1,738	1,461	(21,943)	1,937
Net income	$8,438	$7,199	$41,589	$8,904

Earnings per share
Basic
Earnings per share	$0.44	$0.38	$2.17	$0.47
Weighted average common shares outstanding	19,150	19,016	19,137	18,992

Diluted
Earnings per share	$0.44	$0.38	$2.16	$0.47
Weighted average common shares outstanding	19,273	19,109	19,258	19,095

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$8,438	$7,199	$41,589	$8,904
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	5,172	3,197	7,671	(6,605)
Derivative instruments
Unrealized net gain (loss)	240	(1,017)	1,270	3,141
Net (gain) loss reclassified to earnings	687	62	790	(206)
Defined benefit pension plan
Unrealized net gain (loss)	(641)	198	(271)	326
Net (gain) loss reclassified to earnings	95	167	186	337
Currency exchange rate gain (loss)	(181)	(190)	(268)	507
Other comprehensive income (loss)	5,372	2,417	9,378	(2,500)
Comprehensive income (loss)	$13,810	$9,616	$50,967	$6,404

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities
Net income	$41,589	$8,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	3,290	2,637
Fair value adjustment to acquired inventory	—	7,724
Net periodic pension benefit cost	597	856
Depreciation and amortization	17,348	16,832
Amortization of debt issuance costs	2,626	1,807
Deferred income taxes	(30,654)	(3,383)
Bad debt provision (recovery), net	1,201	890
Other	(111)	—
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	24,174	15,233
Inventories, net	(14,441)	(1,925)
Prepaid expenses	(2,374)	(3,055)
Accounts payable	(901)	(3,627)
Accrued payroll and related costs	(11,921)	(6,319)
Advance payments from customers	5,891	14,437
Accrued warranty costs	157	(465)
Other assets and liabilities	787	(9,329)
Net Cash Provided by (Used in) Operating Activities	37,258	41,217
Cash Flows from Investing Activities
Purchases of property and equipment	(5,368)	(9,318)
Proceeds from sale of property and equipment	69	25
Other	823	—
Net Cash Provided by (Used in) Investing Activities	(4,476)	(9,293)
Cash Flows from Financing Activities
Payment of long-term debt	(45,949)	(2,300)
Payment of debt issuance costs for long-term debt	—	(186)
Payment of debt component of tangible equity units	(4,498)	(4,197)
Payment of debt issuance costs for revolving credit facility	—	(49)
Receipts under short-term borrowings	7,750	—
Payments under short-term borrowings	(7,750)	—
Cash dividends	(10,667)	(9,955)
Proceeds from exercise of stock options and employee stock purchase plan	745	1,672
Payments to purchase and retire common stock	(757)	(1,482)
Net Cash Provided by (Used in) Financing Activities	(61,126)	(16,497)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,989	(2,774)
Cash and Cash Equivalents
Increase (decrease) during the period	(24,355)	12,653
Balance, beginning of period	108,733	84,780
Balance, end of period	$84,378	$97,433

Supplemental Disclosures
Cash paid during the period for
Interest	$11,314	$15,197
Income taxes	4,954	9,379
Non-cash investing and financing activities
Property and equipment acquired under capital lease	67	—
Dividends declared not yet paid	5,291	5,021
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
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC. Interim results of operations for the second fiscal quarter ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
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
The aforementioned revenue standards and amendments are required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The new standards and amendments may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We intend to adopt the aforementioned revenue standards and amendments for our fiscal year 2019. We currently anticipate utilizing the modified retrospective approach as our method of adoption. We have substantially completed our review and analysis of our sales channels, selected contracts, policies and practices as compared to the new guidance and continue to work through implementation steps. We continue to evaluate our procedural and related system requirements related to the provisions of this standard. We are updating and rewriting our revenue recognition accounting policy as needed to reflect the requirements of this standard. In fiscal year 2018, we expect to draft our new revenue disclosures. We anticipate the revenue recognition methodology may change for certain products and contracts. Certain contracts may have a delay in revenue recognition until the customer takes control of the product, while certain products and contracts may accelerate revenue recognition to recognize revenue over the life of the contract. This change may have a material impact on the timing of revenue recognition in our Test segment. We continue to evaluate the impact that these changes in methodology will have on our consolidated financial statements.
Other
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 824), which requires lessees to recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability on the balance sheet for all leases with terms greater than 12 months. Lessees can forgo recognizing a right-of-use asset and lease liability with lease terms of 12 months or less on the balance sheet through accounting policy elections as long as the lease does not include options to purchase the underlying assets that are reasonably certain to be exercised. The new guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The amendment is to be applied using either a modified retrospective approach, which includes a number of optional practical expedients, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations and disclosures.
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
In March 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (AOCI) to retained earnings due to the lower U.S. corporate tax rate in the Tax Cuts and Jobs Act (the Tax Act). The standard is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The amendment is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures.
Adopted
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. We adopted the new standard on a prospective basis for the annual period ending September 29, 2018, including interim periods within that annual period. The adoption of this guidance had no impact on our financial condition, results of operations or disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of accounting for share-based compensation arrangements, including modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on share-based compensation, classification on the statement of cash flows and forfeitures. We adopted the new standard for the annual period ending September 29, 2018, including interim periods within that annual period. Certain aspects of the amendment were applied using a retrospective transition method, while others were applied prospectively. The adoption of this standard resulted in an increase in cash flows from operating activities and a decrease of cash flows from financing activities of $208 for fiscal year 2017 and $187 for fiscal year 2016 for the reclassification from financing activities to operating activities of excess tax benefits from stock-based compensation. Additionally, we elected to modify our accounting policy for forfeitures on stock-based awards to record forfeitures when the forfeiture occurs instead of recording stock-based compensation expense based on an estimation of stock awards that will ultimately vest. The adoption of this guidance will not have a material impact on our financial condition, results of operations or disclosures for fiscal year 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and cash payments with the objective of reducing diversity in practice. We early adopted the new standard on a retrospective basis for the annual period ending September 29, 2018, including interim periods within that annual period. The adoption of this guidance did not have a material impact on our current or prior year financial condition, results of operations or disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance clarifies that a business must also include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606, Revenue from Contracts with Customers. We early adopted the new standard on a prospective basis for the annual period ending September 29, 2018, including interim periods within that annual period. The adoption of this guidance had no impact on our financial condition, results of operations or disclosures, as the standard only applies to transactions occurring subsequent to adoption.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), which incorporates various SEC paragraphs from SAB 118 into income tax accounting guidance effective immediately. The SEC issued the interpretive guidance in SAB 118 on December 22, 2017 concurrent with the enactment of the Tax Act to clarify accounting and disclosure requirements. Pursuant to SAB 118, we recognized the estimated income tax effects of the Tax Act in our consolidated financial statements for all interim periods in our current fiscal year ending September 29, 2018. We adopted the new standard for the interim period ended March 31, 2018. See Note 11 for disclosure of the impact the adoption of this guidance on our financial condition and results of operations for fiscal year 2018.
NOTE 3          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	March 31, 2018	September 30, 2017
Components, assemblies and parts	$94,988	$86,991
Customer projects in various stages of completion	37,412	30,225
Finished goods	11,087	10,512
Total inventories, net	$143,487	$127,728

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
Changes to accrued warranty costs are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Beginning accrued warranty costs	$5,832	$5,402	$6,018	$5,718
Warranty claims	(1,410)	(889)	(2,585)	(1,843)
Warranty provisions	1,742	842	2,727	1,494
Adjustments to preexisting warranties	14	(122)	14	(117)
Currency translation	13	7	17	(12)
Ending accrued warranty costs	$6,191	$5,240	$6,191	$5,240
NOTE 5          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	March 31, 2018	September 30, 2017
Land and improvements	$2,869	$2,867
Buildings and improvements	61,793	60,340
Machinery and equipment	201,351	196,621
Assets held under capital leases	2,815	2,747
Total property and equipment	268,828	262,575
Less: Accumulated depreciation	(173,255)	(162,645)
Total property and equipment, net	$95,573	$99,930
Assets held under capital leases, consisting of machinery and equipment, are recorded at the present value of minimum lease payments and are amortized on a straight-line basis over the estimated life of the asset or the lease term. Amortization of assets held as capital leases is included in depreciation expense in the Consolidated Statements of Income.
Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test	Sensors	Total
Balance, September 30, 2017	$25,109	$344,653	$369,762
Currency translation	715	36	751
Balance, March 31, 2018	$25,824	$344,689	$370,513

Intangible Assets
Intangible assets are as follows:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$27,999	$(15,859)	$12,140	5.9
Technology and patents	47,218	(11,212)	36,006	14.9
Trademarks and trade names	7,208	(2,852)	4,356	25.7
Customer lists	157,000	(18,342)	138,658	15.8
Land-use rights	2,437	(627)	1,810	26.9
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$299,362	$(48,892)	$250,470	14.9

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$26,083	$(15,830)	$10,253	5.9
Technology and patents	46,731	(9,399)	37,332	14.9
Trademarks and trade names	6,936	(2,484)	4,452	25.6
Customer lists	157,016	(13,359)	143,657	15.8
Land-use rights	2,377	(492)	1,885	26.4
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$296,643	$(41,564)	$255,079	15.0

Amortization expense recognized is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Amortization expense	$3,456	$3,663	$6,935	$7,328
Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2018	$8,042
2019	15,989
2020	15,708
2021	15,708
2022	15,524
2023	14,240
Thereafter	107,759

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

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$94	$—	$94
Interest rate swaps [2]	—	6,925	—	6,925
Total assets	—	7,019	—	7,019

Liabilities
Currency contracts [1]	—	1,667	—	1,667
Total liabilities	$—	$1,667	$—	$1,667

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$150	$—	$150
Interest rate swaps [2]	—	3,499	—	3,499
Total assets	—	3,649	—	3,649

Liabilities
Currency contracts [1]	—	551	—	551
Total liabilities	$—	$551	$—	$551

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
Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair value of our debt is as follows:

	March 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$11,945	$14,158	$—	$14,158	$—
Tranche B term loan [2]	409,716	413,281	—	413,281	—
Total debt	$421,661	$427,439	$—	$427,439	$—

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$16,443	$19,844	$—	$19,844	$—
Tranche B term loan [2]	455,400	457,085	—	457,085	—
Total debt	$471,843	$476,929	$—	$476,929	$—

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

	March 31, 2018
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$94	$1,432
Interest rate swaps	6,925	—
Total designated hedge derivatives	7,019	1,432
Undesignated hedge derivatives
Balance sheet derivatives	—	235
Total hedge derivatives	$7,019	$1,667

	September 30, 2017
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$73	$551
Interest rate swaps	3,499	—
Total designated hedge derivatives	3,572	551
Undesignated hedge derivatives
Balance sheet derivatives	77	—
Total hedge derivatives	$3,649	$551

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets are as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount [1]
March 31, 2018
Assets	$7,019	$—	$7,019	$(94)	$—	$6,925
Liabilities	1,432	—	1,432	(94)	—	1,338

September 30, 2017
Assets	$3,572	$—	$3,572	$(210)	$—	$3,362
Liabilities	551	—	551	(210)	—	341

[1]	Net fair value of designated hedge derivatives that could have been reported in the Consolidated Balance Sheets.
Cash Flow Hedging – Currency Risks
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Qualifying gains and losses related to changes in the market value of these contracts are reported as a component of AOCI within shareholders' equity in the Consolidated Balance Sheets and reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effective portion of the cash flow hedges represents the change in fair value of the hedge that offsets the change in the functional currency value of the hedged item. We periodically assess whether our currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, we discontinue hedge accounting prospectively. Subsequent changes in the market value of ineffective currency exchange contracts are recognized as an increase or decrease in revenue in the Consolidated Statements of Income as that is the same line item in which the underlying hedged transaction is reported.
As of March 31, 2018 and September 30, 2017, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $47,269 and $29,136, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $43,576 and $24,093 as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018, the net market value of the foreign currency exchange contracts was a net liability of $1,338, consisting of $94 in assets and $1,432 in liabilities. As of September 30, 2017, the net market value of the foreign currency exchange contracts was a net liability of $478, consisting of $73 in assets and $551 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Beginning unrealized net gain (loss) in AOCI	$(444)	$1,423	$(443)	$(400)
Net (gain) loss reclassified into revenue (effective portion)	1,146	(318)	1,304	(737)
Net gain (loss) recognized in OCI (effective portion)	(1,794)	(1,220)	(1,953)	1,022
Ending unrealized net gain (loss) in AOCI	$(1,092)	$(115)	$(1,092)	$(115)
The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was $4 and $5 in the three and six months ended March 31, 2018, respectively, and $6 and $7 in the three and six months ended April 1, 2017, respectively. As of March 31, 2018, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $1,001. The maximum remaining maturity of any forward or optional contract as of March 31, 2018 was 1.9 years.
Interest Rate Swaps
On October 20, 2016, we entered into a floating to fixed interest rate swap agreement to mitigate our exposure to interest rate increases related to a portion of our tranche B term loan facility. The total notional amount of the interest rate swap was $255,000 as of March 31, 2018. The interest rate swap agreement expires April 3, 2021. As a result of this agreement, every month we pay fixed interest at 1.256% in exchange for interest received at one month U.S. LIBOR. The market value of the interest rate swap as of March 31, 2018 was an asset of $6,925. The interest rate swap has been designated as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within shareholders' equity in the Consolidated Balance Sheets.
The pretax amounts recognized in AOCI on interest rate swaps, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Beginning unrealized net gain (loss) in AOCI	$5,027	$4,267	$3,499	$—
Net (gain) loss reclassified into interest expense (effective portion)	(220)	416	(239)	416
Net gain (loss) recognized in OCI (effective portion)	2,118	(373)	3,665	3,894
Ending unrealized net gain (loss) in AOCI	$6,925	$4,310	$6,925	$4,310
As of March 31, 2018, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2,113.
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
As of March 31, 2018 and September 30, 2017, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $66,223 and $52,208, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of March 31, 2018 and September 30, 2017 was $18,150 and $14,762, respectively. As of March 31, 2018 and September 30, 2017, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $235 and a net asset of $77, respectively.
The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net gain (loss) recognized in other income (expense), net	$(848)	$(432)	$(1,027)	$(11)
NOTE 8          FINANCING
Long-term debt consists of the following:

	March 31, 2018	September 30, 2017
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$409,716	$455,400
Tangible equity units, 8.75% coupon, maturing July 1, 2019 [1]	11,945	16,443
Capital lease obligations	2,268	2,466
Total long-term debt	423,929	474,309
Less: Unamortized underwriting discounts, commissions and other expenses	(10,137)	(12,491)
Less: Current maturities of tranche B term loan debt [2]	(47,252)	(33,600)
Less: Current maturities of TEU debt [2,3]	(9,474)	(9,152)
Less: Current maturities of capital lease obligations [2]	(543)	(522)
Total long-term debt, less current maturities, net	$356,523	$418,544

[1]	See Note 12 for additional information on our TEUs issued in the third quarter of fiscal year 2016.

[2]
In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $4,059 and $4,179 as of March 31, 2018 and September 30, 2017, respectively.

[3]
As of March 31, 2018 and September 30, 2017, current maturities of tranche B term loan consists of the 1% annual payment and the calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.

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
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowing (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowing (each as defined in the Credit Agreement). ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans shall not be less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of March 31, 2018, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans shall not be less than 0.75% per annum. Based on our leverage ratio as of March 31, 2018, the Applicable Rate for Eurocurrency Revolving Loans was 3.00%. As of March 31, 2018, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 1.74%. The weighted average interest rate on Term Facility debt during the six months ended March 31, 2018 was 4.69%.
As of March 31, 2018 and September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $27,828 and $37,811 as of March 31, 2018 and September 30, 2017, respectively, leaving approximately $92,172 and $82,189, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.25% and 0.40% based on our leverage ratio. During the three and six months ended March 31, 2018, commitment fees incurred totaled $77 and $156, respectively. During the three and six months ended April 1, 2017, commitment fees incurred totaled $114 and $215, respectively.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of March 31, 2018 and September 30, 2017, we were in compliance with these financial covenants.
See Note 6 for additional information on the fair value of the tranche B term loan and the TEU debt.
Interest Rate Swaps
On October 20, 2016, in order to mitigate our exposure to interest rate increases on our variable rate debt, we entered into a variable to fixed amortizing interest rate swap. See Note 7 for additional information on derivative financial instruments.
The interest rate swap will be reduced to the following notional amounts over the next four years:

Notional Amount
October 3, 2018	$225,000
October 3, 2019	180,000
October 3, 2020	125,000
April 3, 2021	—
NOTE 9          STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. As of March 31, 2018, a total of 1,588 shares were available for issuance under the 2017 Plan.

We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2018, 2017 and 2016, the annual stock grant occurred in April 2018, April 2017 and December 2015, respectively.
In fiscal year 2018, we adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 2 for additional information regarding the impact of adoption.
Stock Options
There were no stock options granted during the six months ended March 31, 2018 and April 1, 2017.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the six months ended March 31, 2018 and April 1, 2017, we granted approximately 24 restricted stock units to officers and employees and 2 restricted stock units to employees, respectively. The fair value of the restricted stock units granted during the six months ended March 31, 2018 and April 1, 2017 was $48.61 and $47.73, respectively, representing the market value of our shares at the date of grant less the present value of estimated foregone dividends over the vesting period. There were no performance restricted stock units granted during the six months ended March 31, 2018 and April 1, 2017.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. As of March 31, 2018, a total of 627 shares were available for issuance under the 2012 ESPP. During the six months ended March 31, 2018 and April 1, 2017, we issued 12 and 14 shares, respectively, of our common stock for a single closed purchase period to participants under the 2012 ESPP at a weighted average price per share of $44.03 and $37.53, respectively.
NOTE 10          EMPLOYEE BENEFIT PLANS
We sponsor a non-contributory, defined benefit retirement plan for eligible employees of one of our German subsidiaries. Net periodic benefit cost for our defined benefit pension plan include the following components:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$331	$342	$649	$691
Interest cost	165	103	324	209
Expected return on plan assets	(328)	(260)	(643)	(526)
Net amortization and deferral	137	238	267	482
Net periodic benefit cost	$305	$423	$597	$856

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and six months ended March 31, 2018 and April 1, 2017 was 5.5%.
NOTE 11          INCOME TAXES
The income tax benefit for the six months ended March 31, 2018 included certain discrete benefits of $25,378 for the estimated impact of the Tax Act enacted into law on December 22, 2017. The discrete benefits primarily related to $32,264 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,886 of estimated expense associated with the mandatory deemed repatriation tax. Excluding the impact of these discrete benefits, the effective tax rate for the six months ended March 31, 2018 decreased compared to the prior year primarily due to the lower U.S. corporate tax rate under the Tax Act.
In March 2018, the FASB issued ASU No. 2018-05 which incorporates various SEC paragraphs from SAB 118 into income tax accounting guidance effective immediately, allowing registrants to record provisional amounts during a one-year measurement period. The updated guidance summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (i) the effects of the change in tax law for which accounting is complete; (ii) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (iii) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act. See Note 2 for additional information on the adoption of this guidance.

Amounts recorded where the accounting is complete during the six months ended March 31, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21%. We recorded an income tax benefit of $32,244 to remeasure deferred tax liabilities associated with intangible assets that will reverse at the new 21% rate.
Amounts recorded where the accounting is provisional during the six months ended March 31, 2018 include the remeasurement of other deferred taxes where the timing of the reversal cannot be known at this time. We have performed a provisional estimate of the net impact of remeasurement of other deferred tax assets and liabilities and recorded a $20 income tax benefit during the six months ended March 31, 2018. In addition, the Tax Act includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of our foreign subsidiaries. We have performed a provisional estimate of this tax and recorded a $6,886 income tax provision during the six months ended March 31, 2018. These amounts are provisional based on incomplete information and use of estimates at future balance sheet dates which are needed to finalize the calculation.
We have completed our initial analysis of the impact of all provisions of the Tax Act expected to be effective in fiscal year 2018, and there are no anticipated effects of the Tax Act where we have not yet recorded a provisional estimate of the accounting effect as of March 31, 2018.
The full-year estimated annual effective tax rate, which excludes the impact of discrete items, was 17.3% as of March 31, 2018, as compared to 20.4% as of April 1, 2017. This decrease is primarily due to the reduction of the U.S. federal statutory rate from 35.0% to 24.5%, a blended rate based upon our fiscal year, partially offset by higher income before taxes.
As of March 31, 2018, the liability for unrecognized tax benefits was $6,742, of which $4,145 would favorably affect our effective tax rate, if recognized. As of September 30, 2017, the liability for unrecognized tax benefits was $5,849, of which $3,234 would favorably affect our effective tax rate, if recognized. As of March 31, 2018, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
NOTE 12          SHAREHOLDERS' EQUITY

Tangible Equity Units
During the third quarter of fiscal year 2016, we issued 1,150 TEUs in a registered public offering primarily to finance the acquisition of PCB, to repay amounts outstanding under our existing revolving credit facility and to pay related costs, fees and expenses. Total proceeds, net of underwriting discounts, commissions and other expenses were $110,926. Each TEU has a stated amount of $100 per TEU and is comprised of a prepaid stock purchase contract and a senior amortizing note having a final installment payment date of July 1, 2019. We allocated the proceeds from the issuance of the TEUs between equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, net of underwriting discounts, commissions and other expenses, was recorded in additional paid-in capital in the Consolidated Balance Sheets. The fair value of the senior amortizing note, net of underwriting discounts, commissions and other expenses, was split between current maturities of long-term debt, net and long-term debt, less current maturities, net in the Consolidated Balance Sheets. Underwriting discounts, commissions and other costs directly associated with the TEU-related debt will be amortized using the effective interest rate method over the three-year term of the instrument.
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
During the fourth quarter of fiscal year 2017, certain holders of our TEUs elected to early convert the equity component on 473 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 939 shares of our common stock. During the six months ended March 31, 2018, no holders of our TEUs elected to early convert the equity component of our outstanding TEUs. There were 677 units of the equity component of TEUs outstanding as of both March 31, 2018 and September 30, 2017.
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
During the fourth quarter of fiscal year 2017, we settled approximately 10% of the Capped Calls, which resulted in us receiving and retiring 12 shares of our common stock. During the six months ended March 31, 2018, no Capped Calls were settled. As of March 31, 2018, the range of shares of our common stock to be received under the outstanding Capped Calls was 0 to 293 shares, which will be realized if our stock price closes at or below $50.40 or at $58.80, respectively, upon Capped Call Expiration. Settlement of the Capped Calls prior to Capped Call Expiration may be for fewer shares than the maximum of 293 shares.
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
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 482 and 629 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended March 31, 2018 and April 1, 2017, respectively. Stock options to acquire 489 and 649 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the six months ended March 31, 2018 and April 1, 2017, respectively.
In connection with the pricing of the TEUs, we purchased Capped Calls. The Capped Calls will not be reflected in the calculation of diluted earnings per share until settled as they are anti-dilutive. See Note 12 for additional information on our equity instruments.
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$8,438	$7,199	$41,589	$8,904

Weighted average common shares outstanding	19,150	19,016	19,137	18,992
Effect of dilutive securities
Stock-based compensation	123	93	121	103
Weighted average dilutive common shares outstanding	19,273	19,109	19,258	19,095

Earnings per share
Basic	$0.44	$0.38	$2.17	$0.47
Diluted	0.44	0.38	2.16	0.47
NOTE 14          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended			Six Months Ended
	March 31, 2018
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$5,172	$—	$5,172	$7,671	$—	$7,671
Derivative instruments
Unrealized net gain (loss)	324	(84)	240	1,713	(443)	1,270
Net (gain) loss reclassified to earnings	926	(239)	687	1,065	(275)	790
Defined benefit pension plan
Unrealized net gain (loss)	(918)	277	(641)	(388)	117	(271)
Net (gain) loss reclassified to earnings	137	(42)	95	267	(81)	186
Currency exchange rate gain (loss)	(181)	—	(181)	(268)	—	(268)
Other comprehensive income (loss)	$5,460	$(88)	$5,372	$10,060	$(682)	$9,378

	Three Months Ended			Six Months Ended
	April 1, 2017
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$3,197	$—	$3,197	$(6,605)	$—	$(6,605)
Derivative instruments
Unrealized net gain (loss)	(1,593)	576	(1,017)	4,916	(1,775)	3,141
Net (gain) loss reclassified to earnings	98	(36)	62	(321)	115	(206)
Defined benefit pension plan
Unrealized net gain (loss)	284	(86)	198	467	(141)	326
Net (gain) loss reclassified to earnings	238	(71)	167	482	(145)	337
Currency exchange rate gain (loss)	(190)	—	(190)	507	—	507
Other comprehensive income (loss)	$2,034	$383	$2,417	$(554)	$(1,946)	$(2,500)

The changes in the net of tax balances of each component of AOCI are as follows:

	Three Months Ended				Six Months Ended
	March 31, 2018
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$6,445	$3,086	$(6,078)	$3,453	$3,946	$1,953	$(6,452)	$(553)
Other comprehensive net gain (loss) reclassifications	5,172	240	(822)	4,590	7,671	1,270	(539)	8,402
Net (gain) loss reclassified to earnings	—	687	95	782	—	790	186	976
Other comprehensive income (loss)	5,172	927	(727)	5,372	7,671	2,060	(353)	9,378
Ending balance	$11,617	$4,013	$(6,805)	$8,825	$11,617	$4,013	$(6,805)	$8,825

	Three Months Ended				Six Months Ended
	April 1, 2017
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(9,129)	$3,635	$(9,796)	$(15,290)	$673	$(255)	$(10,791)	$(10,373)
Other comprehensive net gain (loss) reclassifications	3,197	(1,017)	8	2,188	(6,605)	3,141	833	(2,631)
Net (gain) loss reclassified to earnings	—	62	167	229	—	(206)	337	131
Other comprehensive income (loss)	3,197	(955)	175	2,417	(6,605)	2,935	1,170	(2,500)
Ending balance	$(5,932)	$2,680	$(9,621)	$(12,873)	$(5,932)	$2,680	$(9,621)	$(12,873)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Derivative instruments
Currency exchange contracts gain (loss)	$(1,146)	$318	$(1,304)	$737	Revenue
Interest rate swap contracts gain (loss)	220	(416)	239	(416)	Interest expense, net
Income tax benefit (expense)	239	36	275	(115)	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	(687)	(62)	(790)	206	Net income
Defined benefit pension plan
Actuarial loss	(75)	(130)	(146)	(263)	Cost of sales
Actuarial loss	(38)	(67)	(75)	(136)	Selling and marketing
Actuarial loss	(24)	(41)	(46)	(83)	General and administrative
Total actuarial loss	(137)	(238)	(267)	(482)	Income before income taxes
Income tax benefit	42	71	81	145	Income tax provision (benefit)
Total net loss on pension plan	(95)	(167)	(186)	(337)	Net income
Total net of tax reclassifications out of AOCI included in net income	$(782)	$(229)	$(976)	$(131)

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
The acquisition of PCB in fiscal year 2016 generated new opportunities to sell between our operating segments. Intersegment revenue is based on standard costs with reasonable mark-ups established between the reportable segments. All significant intersegment amounts are eliminated to arrive at consolidated financial results.
On January 5, 2017, we announced the division of our Test segment into two separate business units, "Materials Test Systems" and "Vehicles and Structures Test Systems." The division of our Test segment will result in us having three operating segments once discrete financial information is made available to our Chief Operating Decision Maker. We will continue to report only the Test and Sensors segments until such time. We continue to evaluate the timing of such implementation.

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenue
Test	$110,238	$123,840	$228,441	$254,966
Sensors	81,542	69,584	157,501	137,737
Intersegment eliminations	(457)	—	(457)	—
Total revenue	$191,323	$193,424	$385,485	$392,703

Income from operations
Test	$3,295	$6,367	$8,904	$18,083
Sensors	13,337	9,045	24,225	7,619
Intersegment eliminations	(22)	—	(22)	—
Total income from operations	$16,610	$15,412	$33,107	$25,702
NOTE 16          RESTRUCTURING AND RELATED COSTS
Fiscal Year 2017 Restructuring
During the fourth quarter of fiscal year 2017, we initiated a series of Test workforce reductions and facility closures intended to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in our growth initiatives. These actions include the transfer of certain production operations in China to a contract manufacturing partner in fiscal year 2018. As a result, in the three and six months ended March 31, 2018, we recorded $321 and $414 of pre-tax severance and related expense, respectively, and $25 and $187 of pre-tax facility closure costs, respectively. As of March 31, 2018, we have incurred a total of $3,523 of pre-tax expense, including $3,313 and $210 of pre-tax expense related to severance and facility closure costs, respectively. For our fiscal year ending September 29, 2018, we expect to incur total expense of approximately $1,000 to $2,000 related to these restructuring actions. The majority of the expenses are expected to be paid in the first half of fiscal year 2019.
During the fourth quarter of fiscal year 2017, in an effort to reduce costs and create economic efficiencies in Sensors, we initiated plans to close our Machida, Japan sales office in the second quarter of fiscal year 2018. In the three and six months ended March 31, 2018, we recorded $16 and $7 of pre-tax severance and related expense. As of March 31, 2018, we have incurred a total of $137 of pre-tax severance and related expense. We expect to incur additional pre-tax severance and related expense of approximately $60. The majority of the expenses are expected to be paid in fiscal year 2018.
Fiscal Year 2016 Restructuring
During fiscal year 2016, we initiated plans to reduce costs in Sensors by closing our Machida, Japan manufacturing facility in the third quarter of fiscal year 2017. We recorded no restructuring expenses in the three and six months ended March 31, 2018 and $381 and $944 in the three and six months ended April 1, 2017, respectively. As of March 31, 2018, we have incurred a total of $1,964 of pre-tax expense, including $1,444 and $520 related to severance and facility closure costs, respectively. The remaining severance and facility closing costs are expected to be paid during the third quarter of fiscal year 2018.
Fiscal Year 2014 Restructuring
During fiscal year 2014, we initiated workforce and other cost reduction actions at certain of our Test locations in the U.S. and Europe. No restructuring expenses were recognized during the three or six months ended March 31, 2018 or April 1, 2017 related to these restructuring actions.

Restructuring expense included in our Consolidated Statements of Income for all restructuring actions are as follows:

	Three Months Ended
	March 31, 2018			April 1, 2017
	Test	Sensors	Total	Test	Sensors	Total
Cost of sales	$304	$—	$304	$—	$254	$254
Selling and marketing	—	16	16	—	45	45
General and administrative	42	—	42	—	82	82
Total restructuring expense	$346	$16	$362	$—	$381	$381

	Six Months Ended
	March 31, 2018			April 1, 2017
	Test	Sensors	Total	Test	Sensors	Total
Cost of sales	$424	$—	$424	$—	$580	$580
Selling and marketing	—	7	7	—	126	126
General and administrative	177	—	177	—	238	238
Total restructuring expense	$601	$7	$608	$—	$944	$944
Restructuring expense accruals included in the Consolidated Balance Sheets for all restructuring actions are as follows:

	2017		2016	2014
	Test	Sensors	Sensors	Test	Total
Balance, September 30, 2017	$2,899	$120	$209	$734	$3,962
Restructuring expense	601	7	—	—	608
Payments	(1,002)	(95)	(62)	(192)	(1,351)
Other adjustments	(32)	—	—	—	(32)
Currency translation	—	6	10	28	44
Balance, March 31, 2018	$2,466	$38	$157	$570	$3,231
Restructuring expense accruals included in the Consolidated Balance Sheets are as follows:

	March 31, 2018	September 30, 2017
Accrued payroll and related costs	$2,925	$3,485
Other accrued liabilities	103	98
Other long-term liabilities	203	379
Total severance and related costs	$3,231	$3,962

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
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act made numerous changes to U.S. federal corporate tax law and reduced our effective tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Act lowers the U.S. corporate tax rate from 35% to 21% and prompts various other changes to U.S. federal corporate tax law, including the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. We have completed our initial analysis to quantify the tax impacts of the Tax Act and have recorded an estimate of the impact in our fiscal year 2018 results. See Note 11 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the impact of the Tax Act.
Restructuring Initiative
During the fourth quarter of fiscal year 2017, we initiated a series of Test workforce reductions and facility closures intended to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in our growth initiatives. These actions include the transfer of certain production operations in China to a contract manufacturing partner in fiscal year 2018. As a result, in the three and six months ended March 31, 2018, we recorded $321 and $414 of pre-tax severance and related expense, respectively, and $25 and $187 of pre-tax facility closure costs, respectively. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of restructuring initiatives.
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

	Three Months Ended
		Estimated
	March 31, 2018	Business Change	Restructuring	Currency Translation	April 1, 2017
Revenue	$191,323	$(11,664)	$—	$9,563	$193,424
Cost of sales	116,498	(4,979)	304	6,605	114,568
Gross profit	74,825	(6,685)	(304)	2,958	78,856
Gross margin	39.1%				40.8%

Operating expenses
Selling and marketing	30,597	(1,237)	16	1,191	30,627
General and administrative	18,992	(5,151)	42	545	23,556
Research and development	8,626	(763)	—	128	9,261
Total operating expenses	58,215	(7,151)	58	1,864	63,444
Income from operations	$16,610	$466	$(362)	$1,094	$15,412

	Six Months Ended
		Estimated
	March 31, 2018	Business Change	Restructuring	Currency Translation	April 1, 2017
Revenue	$385,485	$(20,916)	$—	$13,698	$392,703
Cost of sales	232,732	(17,587)	424	9,512	240,383
Gross profit	152,753	(3,329)	(424)	4,186	152,320
Gross margin	39.6%				38.8%

Operating expenses
Selling and marketing	62,625	(415)	7	1,936	61,097
General and administrative	39,554	(8,986)	177	784	47,579
Research and development	17,467	(669)	—	194	17,942
Total operating expenses	119,646	(10,070)	184	2,914	126,618
Income from operations	$33,107	$6,741	$(608)	$1,272	$25,702
See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on restructuring and related costs. In the fourth quarter of fiscal year 2016, we completed the acquisition of PCB Group, Inc. (PCB). As a result of the PCB acquisition, we incurred certain non-recurring costs during fiscal year 2017 including acquisition integration costs and a fair value adjustment on acquired PCB inventory (PCB acquisition inventory adjustment).
Revenue

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Revenue	$191,323	$193,424	$(2,101)	(1.1)%	$385,485	$392,703	$(7,218)	(1.8)%

Revenue for the three and six months ended March 31, 2018 declined 1.1% and 1.8%, respectively, primarily driven by lower Test revenue, partially offset by growth in our Sensors business and the favorable impact of currency translation. Test revenue decreased $13,602 and $26,525, respectively, primarily driven by a decline in equipment volume resulting from lower trailing 12-month order volume in the ground vehicles sector that continues to operate in a rapidly changing environment. Current year Test revenue was also impacted by higher custom project backlog weighting which takes longer to convert to revenue. Sensors revenue increased $11,958 and $19,764, respectively, primarily driven by continued momentum from new opportunities in the Sensors test sector, along with continued growth in the Sensors position sector and broad demand across the remaining Sensors sectors. Excluding the impact of currency translation, revenue decreased 6.0% and 5.3%, respectively.
Gross Profit

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Gross profit	$74,825	$78,856	$(4,031)	(5.1)%	$152,753	$152,320	$433	0.3%
Gross margin	39.1%	40.8%	(1.7)	ppts	39.6%	38.8%	0.8	ppts

Gross profit for the three months ended March 31, 2018 declined 5.1% primarily driven by lower Test revenue volume, partially offset by higher Sensors revenue volume. Gross margin rate declined 1.7 percentage points primarily due to the lower contribution from product mix, unfavorable leverage on lower Test revenue volume, the impact of higher warranty expense, and the unfavorable impact of currency translation, partially offset by leverage on increased Sensors revenue volume. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, gross profit declined 8.9% and the gross margin rate declined 1.3 percentage points.
Gross profit for the six months ended March 31, 2018 increased 0.3% primarily driven by to the prior year impact of the PCB acquisition inventory adjustment of $7,724 and increased Sensors revenue volume, partially offset by reduced Test revenue volume. Gross margin rate increased 0.8 percentage points primarily due to the prior year impact from the PCB acquisition inventory adjustment and leverage on increased Sensors revenue volume, partially offset by the lower contribution from product mix, unfavorable leverage on lower Test revenue volume, the impact of higher warranty expense, and the unfavorable impact of currency translation. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, gross profit declined 7.4% and the gross margin rate declined 0.9 percentage points.
Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$30,597	$30,627	$(30)	(0.1)%	$62,625	$61,097	$1,528	2.5%
% of Revenue	16.0%	15.8%			16.2%	15.6%

Selling and marketing expense for the three months ended March 31, 2018 was flat primarily due to lower commission expense in Test and prior year non-recurring China Code of Conduct investigation expenses, offset by the unfavorable impact of currency translation and increased compensation expense in Test and Sensors. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, selling and marketing expense decreased 2.4%.
Selling and marketing expense for the six months ended March 31, 2018 increased 2.5% primarily driven by the unfavorable impact of currency translation and increased compensation expense in Test and Sensors, partially offset by a decrease in commission expense in Test and prior year China investigation expenses. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, selling and marketing expense increased 0.4%.
General and Administrative Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
General and administrative	$18,992	$23,556	$(4,564)	(19.4)%	$39,554	$47,579	$(8,025)	(16.9)%
% of Revenue	9.9%	12.2%			10.3%	12.1%

General and administrative expense for the three and six months ended March 31, 2018 declined 19.4% and 16.9%, respectively, primarily due to prior year China investigation expenses of $6,169 and $8,145, respectively, and prior year PCB acquisition integration expenses of $506 and $2,009, respectively, partially offset by an increase in professional fees, the unfavorable impact of currency translation, and higher bad debt expense in Test. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 9.6% and 3.8%, respectively.
Research and Development Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Research and development	$8,626	$9,261	$(635)	(6.9)%	$17,467	$17,942	$(475)	(2.6)%
% of Revenue	4.5%	4.8%			4.5%	4.6%

Research and development (R&D) expense for the three and six months ended March 31, 2018 declined 6.9% and 2.6%, respectively, primarily due to prior year focused R&D spending to meet certain Test market needs and prior year China investigation expenses, partially offset by continued investment in product development, increased compensation expense in Sensors, and the unfavorable impact of currency translation. Excluding the impact of currency translation and prior year China investigation expenses, R&D expense decreased 6.2% and 2.6%, respectively.

Income from Operations

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Income from operations	$16,610	$15,412	$1,198	7.8%	$33,107	$25,702	$7,405	28.8%
% of Revenue	8.7%	8.0%			8.6%	6.5%

Income from operations for the three months ended March 31, 2018 increased 7.8% primarily due to prior year China investigation expenses of $6,759 and leverage on volume growth in Sensors, partially offset by the lower gross margin contribution from product mix, unfavorable leverage on lower Test revenue volume and the impact of higher warranty expense. Excluding the impact of currency translation, prior year non-recurring PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, income from operations decreased 31.7%.
Income from operations for the six months ended March 31, 2018 increased 28.8% primarily driven by prior year China investigation expenses of $8,735, leverage on volume growth in Sensors, prior year impact from the PCB acquisition inventory adjustment, and non-recurring PCB acquisition integration expenses of $2,378. The increase was partially offset by the lower gross margin contribution from product mix and unfavorable leverage on lower Test revenue volume. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year non-recurring PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, income from operations decreased 28.7%.
Interest Expense, Net

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Interest expense, net	$6,708	$7,418	$(710)	(9.6)%	$13,512	$14,698	$(1,186)	(8.1)%

Interest expense, net for the three and six months ended March 31, 2018 decreased primarily due to reduced interest rates on the tranche B term loan facility as a result of the debt repricing completed in the fourth quarter of fiscal year 2017, as well as lower current year average debt outstanding.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Other income (expense), net	$274	$666	$(392)	(58.9)%	$51	$(163)	$214	131.3%

The decrease in other income (expense), net for the three months ended March 31, 2018 was primarily driven by a relative decrease in gains on foreign currency transactions.
The increase in other income (expense), net for the six months ended March 31, 2018 was primarily driven by a relative decrease in losses on foreign currency transactions.
Income Tax Provision (Benefit)

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Income tax provision (benefit)	$1,738	$1,461	$277	19.0%	$(21,943)	$1,937	$(23,880)	(1,232.8)%
Effective tax rate	17.1%	16.9%			(111.7)%	17.9%
The effective tax rate for the three months ended March 31, 2018 increased primarily due to higher earnings before taxes and a less favorable mix of geographic earnings, partially offset by the lower U.S. corporate tax rate under the Tax Act. Current year earnings in foreign jurisdictions are generally taxed at higher rates relative to domestic earnings as a result of the Tax Act.
The effective tax rate for the six months ended March 31, 2018 decreased primarily due to certain discrete benefits of $25,378 for the estimated impact of the Tax Act. The discrete benefits primarily related to $32,264 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,886 of estimated expense associated with the mandatory deemed repatriation tax. Excluding the impact of these discrete benefits, the effective tax rate for the six months ended March 31, 2018 would have been 17.5%, and the decrease in tax rate compared to the prior year was primarily due to the lower U.S. corporate tax rate under the Tax Act.
Net Income

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Net income	$8,438	$7,199	$1,239	17.2%	$41,589	$8,904	$32,685	367.1%
Diluted earnings per share	$0.44	$0.38	$0.06	15.8%	$2.16	$0.47	$1.69	359.6%
Net income and diluted earnings per share for the three months ended March 31, 2018 increased due to lower operating expenses, partially offset by a decrease in gross profit.
Net income and diluted earnings per share for the six months ended March 31, 2018 increased due to a reduction in the effective tax rate and discrete benefits stemming from the Tax Act, as well as lower operating expenses and increased gross profit.
Segment Results
Test Segment
Results of Operations
The following table compares results of operations for Test, separately identifying the estimated impact of currency translation and restructuring costs incurred in fiscal year 2018. See Note 15 for additional information on our operating segments.

	Three Months Ended
		Estimated
	March 31, 2018	Business Change	Restructuring	Currency Translation	April 1, 2017
Revenue	$110,238	$(19,043)	$—	$5,441	$123,840
Cost of sales	76,011	(7,704)	304	4,305	79,106
Gross profit	34,227	(11,339)	(304)	1,136	44,734
Gross margin	31.0%				36.1%

Operating expenses
Selling and marketing	15,959	(1,954)	—	575	17,338
General and administrative	10,742	(5,351)	42	365	15,686
Research and development	4,231	(1,118)	—	6	5,343
Total operating expenses	30,932	(8,423)	42	946	38,367
Income from operations	$3,295	$(2,916)	$(346)	$190	$6,367

	Six Months Ended
		Estimated
	March 31, 2018	Business Change	Restructuring	Currency Translation	April 1, 2017
Revenue	$228,441	$(34,245)	$—	$7,720	$254,966
Cost of sales	155,075	(14,942)	424	6,195	163,398
Gross profit	73,366	(19,303)	(424)	1,525	91,568
Gross margin	32.1%				35.9%

Operating expenses
Selling and marketing	33,721	(1,674)	—	987	34,408
General and administrative	21,833	(7,481)	177	514	28,623
Research and development	8,908	(1,558)	—	12	10,454
Total operating expenses	64,462	(10,713)	177	1,513	73,485
Income from operations	$8,904	$(8,590)	$(601)	$12	$18,083
Revenue

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Revenue	$110,238	$123,840	$(13,602)	(11.0)%	$228,441	$254,966	$(26,525)	(10.4)%
Revenue for the three and six months ended March 31, 2018 decreased 11.0% and 10.4%, respectively, primarily driven by a decline in equipment volume due to lower trailing 12-month order volume resulting from weakness in the ground vehicles sector that continues to operate in a rapidly changing environment. Current year Test revenue was also impacted by higher custom project backlog weighting which takes longer to convert to revenue. This was partially offset by the favorable impact of currency translation and growth in service revenue. Excluding the impact of currency translation, revenue decreased 15.4% and 13.4%, respectively.
Gross Profit

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Gross profit	$34,227	$44,734	$(10,507)	(23.5)%	$73,366	$91,568	$(18,202)	(19.9)%
Gross margin	31.0%	36.1%	(5.1)	ppts	32.1%	35.9%	(3.8)	ppts

Gross profit for the three months ended March 31, 2018 declined 23.5% primarily due to lower revenue volume. Gross margin rate declined 5.1 percentage points primarily driven by the lower contribution from product mix, unfavorable leverage on lower revenue volume, the impact of higher warranty expense, the unfavorable impact of currency translation, and current year restructuring costs. The decrease was partially offset by prior year costs to commence our lean initiative. Excluding the impact of currency translation and current year restructuring costs, gross profit declined 25.3% and gross margin rate declined 4.2 percentage points.
Gross profit for the six months ended March 31, 2018 declined 19.9% primarily due to lower revenue volume. Gross margin rate declined 3.8 percentage points primarily driven by the lower contribution from product mix, the unfavorable impact of currency translation, and unfavorable leverage on lower revenue volume. Excluding the impact of currency translation and current year restructuring costs, gross profit declined 21.1% and gross margin rate declined 3.2 percentage points.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$15,959	$17,338	$(1,379)	(8.0)%	$33,721	$34,408	$(687)	(2.0)%
% of Revenue	14.5%	14.0%			14.8%	13.5%
Selling and marketing expense for the three and six months ended March 31, 2018 declined 8.0% and 2.0%, respectively, primarily due to a decrease in commission expense and prior year China investigation expenses, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and prior year China investigation expenses, selling and marketing expense decreased 9.3% and 3.8%, respectively.
General and Administrative Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
General and administrative	$10,742	$15,686	$(4,944)	(31.5)%	$21,833	$28,623	$(6,790)	(23.7)%
% of Revenue	9.7%	12.7%			9.6%	11.2%

General and administrative expense for the three and six months ended March 31, 2018 declined 31.5% and 23.7%, respectively, primarily due to prior year China investigation expenses of $6,169 and $8,145, respectively. The decrease was partially offset by higher bad debt expense and the unfavorable impact of currency translation. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, general and administrative expense increased 8.6% and 3.2%, respectively.
Research and Development Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Research and development	$4,231	$5,343	$(1,112)	(20.8)%	$8,908	$10,454	$(1,546)	(14.8)%
% of Revenue	3.8%	4.3%			3.9%	4.1%
R&D expense for the three and six months ended March 31, 2018 declined 20.8% and 14.8%, respectively, primarily due to prior year focused R&D spending to meet certain Test market needs and prior year China investigation expenses. Excluding the impact of currency translation and prior year China investigation expenses, R&D expense decreased 17.8% and 13.2%, respectively.
Income from Operations

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Income from operations	$3,295	$6,367	$(3,072)	(48.2)%	$8,904	$18,083	$(9,179)	(50.8)%
% of Revenue	3.0%	5.1%			3.9%	7.1%
Income from operations for the three and six months ended March 31, 2018 declined by 48.2% and 50.8%, respectively, primarily due to the decrease in gross profit driven by lower equipment order volume in the first half of fiscal year 2017 and the lower contribution from product mix. The decrease was partially offset by prior year China investigation expenses of $6,759 and $8,735, respectively, lower commission expense, and prior year focused R&D spending to meet certain market needs. Excluding the impact of currency translation, prior year China investigation expenses and current year restructuring costs, income from operations decreased 73.7% and 64.6%, respectively.

Sensors Segment
Results of Operations
The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation and restructuring costs incurred in fiscal year 2018. See Note 15 for additional information on our operating segments.

	Three Months Ended
		Estimated
	March 31, 2018	Business Change	Restructuring	Currency Translation	April 1, 2017
Revenue	$81,542	$7,836	$—	$4,122	$69,584
Cost of sales	40,922	3,160	—	2,300	35,462
Gross profit	40,620	4,676	—	1,822	34,122
Gross margin	49.8%				49.0%

Operating expenses
Selling and marketing	14,638	717	16	616	13,289
General and administrative	8,250	200	—	180	7,870
Research and development	4,395	355	—	122	3,918
Total operating expenses	27,283	1,272	16	918	25,077
Income (loss) from operations	$13,337	$3,404	$(16)	$904	$9,045

	Six Months Ended
		Estimated
	March 31, 2018	Business Change	Restructuring	Currency Translation	April 1, 2017
Revenue	$157,501	$13,786	$—	$5,978	$137,737
Cost of sales	78,092	(2,210)	—	3,317	76,985
Gross profit	79,409	15,996	—	2,661	60,752
Gross margin	50.4%				44.1%

Operating expenses
Selling and marketing	28,904	1,259	7	949	26,689
General and administrative	17,721	(1,505)	—	270	18,956
Research and development	8,559	889	—	182	7,488
Total operating expenses	55,184	643	7	1,401	53,133
Income (loss) from operations	$24,225	$15,353	$(7)	$1,260	$7,619
Revenue

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased /(Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Revenue	$81,542	$69,584	$11,958	17.2%	$157,501	$137,737	$19,764	14.3%
Revenue for the three months ended March 31, 2018 increased 17.2% primarily driven by the favorable impact of currency translation, continued momentum from new revenue opportunities in the Sensors test sector, along with continued growth in the Sensors position sector and broad demand across the remaining Sensors sectors. Excluding the impact of currency translation, revenue increased 11.3%.

Revenue for the six months ended March 31, 2018 increased 14.3% primarily driven by continued momentum from new revenue opportunities in the Sensors test sector, along with continued growth in the Sensors position sector and broad demand across the remaining Sensors sectors and the favorable impact of currency translation. Excluding the impact of currency translation, revenue increased 10.0%.
Gross Profit

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Gross profit	$40,620	$34,122	$6,498	19.0%	$79,409	$60,752	$18,657	30.7%
Gross margin	49.8%	49.0%	0.8	ppts	50.4%	44.1%	6.3	ppts

Gross profit for the three months ended March 31, 2018 increased 19.0% primarily due to increased revenue volume and the favorable impact of currency translation. Gross margin rate increased 0.8 percentage points primarily driven by favorable leverage on increased revenue volume, partially offset by the unfavorable impact of currency translation and the lower gross margin contribution from product mix. Excluding the impact of currency translation, prior year non-recurring PCB acquisition integration expenses, and prior year restructuring costs, gross profit increased 12.5% and the gross margin rate increased 0.6 percentage points.
Gross profit for the six months ended March 31, 2018 increased 30.7% primarily due to increased revenue volume, the prior year PCB acquisition inventory adjustment of $7,724, the favorable impact of currency translation, and prior year restructuring costs. Gross margin rate increased 6.3 percentage points primarily driven by the prior year PCB acquisition inventory adjustment, favorable leverage on increased revenue volume, and prior year restructuring costs, partially offset by the lower gross margin contribution from product mix. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year non-recurring PCB acquisition integration expenses, and prior year restructuring costs, gross profit increased 10.8% and the gross margin rate increased 0.4 percentage points.
Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$14,638	$13,289	$1,349	10.2%	$28,904	$26,689	$2,215	8.3%
% of Revenue	18.0%	19.1%			18.4%	19.4%
Selling and marketing expense for the three and six months ended March 31, 2018 increased 10.2% and 8.3%, respectively, primarily driven by increased compensation expense, the unfavorable impact of currency translation and increased commission expense on higher revenue volume. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and restructuring costs incurred in both years, selling and marketing expense increased 6.4% and 5.9%, respectively.
General and Administrative Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
General and administrative	$8,250	$7,870	$380	4.8%	$17,721	$18,956	$(1,235)	(6.5)%
% of Revenue	10.1%	11.3%			11.3%	13.8%

General and administrative expense for the three months ended March 31, 2018 increased 4.8% primarily driven by an increase in professional fees and the unfavorable impact of currency translation. The increase was partially offset by prior year PCB acquisition integration expenses of $506. Excluding the impact of currency translation, prior year PCB acquisition integration expenses and prior year restructuring costs, general and administrative expense increased 10.8%.
General and administrative expense for the six months ended March 31, 2018 decreased 6.5% primarily driven by prior year PCB acquisition integration expenses of $2,009 and prior year restructuring costs, partially offset by an increase in professional fees. Excluding the impact of currency translation, prior year PCB acquisition integration expenses and prior year restructuring costs, general and administrative expense increased 4.4%.

Research and Development Expense

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Research and development	$4,395	$3,918	$477	12.2%	$8,559	$7,488	$1,071	14.3%
% of Revenue	5.4%	5.6%			5.4%	5.4%
R&D expense for the three and six months ended March 31, 2018 increased 12.2% and 14.3%, respectively, primarily driven by continued investment in product development, increased compensation expense, and the unfavorable impact of currency translation. Excluding the impact of currency translation, R&D expense increased 9.1% and 11.9%, respectively.
Income from Operations

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increased / (Decreased)		March 31, 2018	April 1, 2017	Increased / (Decreased)
			$	%			$	%
Income from operations	$13,337	$9,045	$4,292	47.5%	$24,225	$7,619	$16,606	218.0%
% of Revenue	16.4%	13.0%			15.4%	5.5%

Income from operations for the three months ended March 31, 2018 increased $4,292 primarily due leverage on increased revenue volume, the favorable impact of currency translation and prior year PCB acquisition integrations expenses of $690. The increase was partially offset by higher compensation and commission expense and increased professional fees. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, income from operations increased 23.1%.
Income from operations for the six months ended March 31, 2018 increased $16,606 primarily driven by leverage on increased revenue volume, the prior year PCB acquisition inventory adjustment, prior year PCB acquisition integration expenses of $2,378, the favorable impact of currency translation and prior year restructuring costs. The increase was partially offset by higher compensation and commission expense and increased professional fees. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, income from operations increased 23.1%.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Six Months Ended
	March 31, 2018	April 1, 2017
Total cash provided by (used in):
Operating activities	$37,258	$41,217
Investing activities	(4,476)	(9,293)
Financing activities	(61,126)	(16,497)
Effect of exchange rate changes on cash	3,989	(2,774)
Increase (decrease) during the period	(24,355)	12,653
Cash and cash equivalents balance, beginning of period	108,733	84,780
Cash and cash equivalents balance, end of period	$84,378	$97,433

Operating Activities
The decrease in cash provided by operating activities was primarily due to a decrease in working capital associated with timing fluctuations from inventory payments, advanced payments from customers, accounts receivable payments received, unbilled accounts receivable accruals and billings, and accounts payable payments. Timing of payroll-related payments also contributed to the decrease in cash provided by operating activities. This decrease in cash provided by operating activities was partially offset by a decrease in cash used by other assets and liabilities primarily driven by an increase in income taxes payable, as well as an increase in net income offset by a decrease in deferred income taxes due to the remeasurement of our estimated deferred tax liabilities as a result of the Tax Act.

Investing Activities
The decrease in cash used in investing activities was primarily due to the timing of investments in property and equipment in the current year.
Financing Activities
The increase in cash used in financing activities was primarily due to the annual required excess cash flow payment and planned prepayments on the tranche B term loan made in fiscal year 2018.
Liquidity and Capital Resources
We had cash and cash equivalents of $84,378 as of March 31, 2018. Of this amount, $14,177 was located in North America, $23,140 in Europe and $47,061 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American balance was primarily invested in bank deposits. The balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of March 31, 2018, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we repatriated a portion of the cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability during the six months ended March 31, 2018. We are currently evaluating repatriation of any additional funds held by certain of our foreign subsidiaries, including whether to utilize such funds for repayment of debt.
As of March 31, 2018, our capital structure was comprised of $57,269 in short-term debt, $366,660 in long-term debt and $472,230 in shareholders' equity. The Consolidated Balance Sheets also included $14,196 of unamortized debt issuance costs as of March 31, 2018. Total interest-bearing debt at March 31, 2018 was $423,929. We have a credit agreement with a consortium of financial institutions (the Credit Agreement) which provides for senior secured credit facilities consisting of a Revolving Credit Facility and a Term Facility. The maturity date of the Revolving Credit Facility is July 5, 2021 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement.
The Credit Agreement also requires mandatory prepayments on our Term Facility in certain circumstances, including the potential for a required prepayment of a certain percentage of our excess cash flow for each fiscal year, beginning with fiscal year 2017.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. As of March 31, 2018 and September 30, 2017, we were in compliance with these financial covenants. See Note 8 for additional information on debt instruments.
Shareholders' equity increased by $43,453 during the six months ended March 31, 2018 primarily due to $41,589 net income, $9,378 other comprehensive income and $3,178 stock-based compensation, partially offset by $10,680 dividends declared. As of March 31, 2018, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.
Off-balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
Other Matters
Dividends
Our dividend policy is to maintain a payout ratio that allows dividends to increase in conjunction with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target, over time, a payout ratio of approximately 25% of net earnings per share. We have historically paid dividends to holders of our common stock on a quarterly basis. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, debt repayment obligations, business developments needs and regulatory consideration, and are at the discretion of our Board of Directors.
Forward-looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, ROIC, EBITDA, net income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, merger or acquisition activity and the potential impact of newly acquired businesses; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; (v) statements regarding our ability to report additional operating segments, to raise capital in a timely manner or to compete acquisitions in the future; (vi) statements regarding products, their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers; and (vii) statements regarding the estimated tax benefits we may receive under the Tax Act and our expectations concerning recorded adjustments. Words such as "believes," "anticipates," "expects," "intends," "targeted," "should," "potential," "goals," "strategy," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
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
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $15,023 for the six months ended March 31, 2018.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income (loss) to the same line item in the Consolidated Statements of Income in which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were net losses of $642 and $1,245 in the six months ended March 31, 2018 and April 1, 2017, respectively. See Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
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
As of March 31, 2018, we had cash and cash equivalents of $84,378, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $131 for the six months ended March 31, 2018.
Secured floating rate credit facilities require interest payments to be calculated at a floating rate and are therefore impacted by increases or decreases in market interest rates. We have swapped a portion of our floating-rate debt to a fixed-rate such that the interest expense on this debt will not vary with changes in short-term interest rates. See Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information on our interest rate swaps. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in an approximately $1,512 increase in future annual interest expense.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
A discussion of our risk factors can be found in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The information below includes additional risks relating to the transfer of certain Test segment production operations in China to a contract manufacturing partner and the enactment of U.S. federal income tax legislation, the Tax Cuts and Jobs Act (the Tax Act). The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks not currently known to us, or that we currently deem to be immaterial, may also adversely affect our business, financial condition or results of operations in future periods.
The transfer of certain Test production operations in China to our new contract manufacturing partner may be subject to delays, increased costs or other unanticipated consequences.
On March 13, 2018, we announced workforce reductions and manufacturing facility closures in our Test segment corresponding to the transfer of certain production operations in China to a contract manufacturing partner. These changes are designed to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in growth initiatives. We can make no assurances that our current estimates of costs and timing of this restructuring action will be accurate or that additional costs will not be incurred as we continue the restructuring action. Any differences from our current estimates could be material and could adversely impact our business, financial condition and results of operations through delays in our timeline or increased costs. For further information on restructuring actions, see Note 16 to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
While we believe our China contract manufacturing partner to be qualified to manufacture our Test segment products, we may need to address short-term quality and delivery issues. We have not previously used contract manufacturing partners on a large scale. Significant quality or delivery schedule concerns and unforeseen costs might adversely affect our relationships with customers and our overall business, financial condition or results of operations.
The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.
The Tax Act was signed into law on December 22, 2017. The new law made numerous changes to U.S. federal corporate tax law and is expected to reduce our effective tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Act lowers the U.S. corporate tax rate from 35% to 21% and prompts various other changes to U.S. federal corporate tax law, including the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The tax benefit recorded for the six months ended March 31, 2018 involves significant judgment and assumptions as to the impact of the Tax Act. Our estimated impact of the new law is based on management's current knowledge and assumptions. Recognized impacts could be materially different from current estimates based on our actual results in fiscal year 2018. We expect to record any adjustments within one year of the enactment of the Tax Act in accordance with the guidance provided in Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), and these adjustments could be material. The full impact of the Tax Act on our business, operations and financial statements cannot be predicted at this time, and we make no assurances in this regard.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 31, 2017 - February 3, 2018	—	$—	—	438
February 4, 2018 - March 3, 2018	—	$—	—	438
March 4, 2018 - March 31, 2018	—	$—	—	438
Total	—	$—	—
We purchase common stock from time-to-time to mitigate dilution related to new shares issued as equity for employee compensation such as stock options, restricted stock units, performance restricted stock units and employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a 2,000 share purchase authorization. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the second quarter of fiscal year 2018. As of March 31, 2018, there were 438 shares available for purchase under the existing authorization.
Capped Calls
In connection with the pricing of the TEUs sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. During the second quarter of fiscal year 2018, we did not settle any of the Capped Calls. As of March 31, 2018 the range of shares of our common stock to be received under the outstanding Capped Calls was 0 to 293 shares, subject to market conditions. See Note 12 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information on our equity instruments.

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

MTS SYSTEMS CORPORATION

Date:	May 7, 2018	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2018	/s/ BRIAN T. ROSS
Brian T. Ross
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)