Form 10-Q
period 2018-06-30
MTS SYSTEMS CORP
filed 2018-08-06
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of August 2, 2018, there were 17,860,052 shares of Common Stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2018	September 30, 2017
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$66,403	$108,733
Accounts receivable, net of allowance for doubtful accounts of $5,439 and $5,371, respectively	111,894	123,994
Unbilled accounts receivable, net	64,108	76,914
Inventories, net	142,431	127,728
Prepaid expenses and other current assets	27,296	19,880
Total current assets	412,132	457,249
Property and equipment, net	94,341	99,930
Goodwill	369,815	369,762
Intangible assets, net	247,076	255,079
Other long-term assets	3,061	4,116
Deferred income taxes	3,483	3,556
Total assets	$1,129,908	$1,189,692

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt, net	$48,913	$39,095
Accounts payable	47,400	47,515
Accrued payroll and related costs	38,971	49,434
Advance payments from customers	78,702	76,712
Accrued warranty costs	5,589	6,018
Accrued income taxes	3,318	4,464
Accrued dividends	5,354	5,278
Other accrued liabilities	18,193	18,873
Total current liabilities	246,440	247,389
Long-term debt, less current maturities, net	342,419	418,544
Deferred income taxes	44,721	74,981
Non-current accrued income taxes	10,118	5,855
Defined benefit pension plan obligation	8,583	8,588
Other long-term liabilities	5,077	5,558
Total liabilities	657,358	760,915

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 17,844 and 17,760 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	4,461	4,440
Additional paid-in capital	169,339	163,632
Retained earnings	295,825	261,258
Accumulated other comprehensive income (loss)	2,925	(553)
Total shareholders' equity	472,550	428,777
Total liabilities and shareholders' equity	$1,129,908	$1,189,692
Note: The Consolidated Balance Sheet as of September 30, 2017 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue
Product	$168,651	$167,592	$503,345	$514,987
Service	26,017	26,172	76,808	71,480
Total revenue	194,668	193,764	580,153	586,467
Cost of Sales
Product	103,182	101,629	304,809	316,012
Service	15,202	16,579	46,307	42,579
Total cost of sales	118,384	118,208	351,116	358,591
Gross profit	76,284	75,556	229,037	227,876
Operating expenses
Selling and marketing	32,171	31,857	94,796	92,954
General and administrative	19,081	18,726	58,635	66,305
Research and development	8,768	8,356	26,235	26,298
Total operating expenses	60,020	58,939	179,666	185,557
Income from operations	16,264	16,617	49,371	42,319
Interest expense, net	(6,249)	(7,711)	(19,761)	(22,409)
Other income (expense), net	30	(923)	81	(1,086)
Income before income taxes	10,045	7,983	29,691	18,824
Income tax provision (benefit)	1,066	(2,627)	(20,877)	(690)
Net income	$8,979	$10,610	$50,568	$19,514

Earnings per share
Basic
Earnings per share	$0.47	$0.56	$2.64	$1.03
Weighted average common shares outstanding	19,174	19,052	19,149	19,012

Diluted
Earnings per share	$0.47	$0.55	$2.62	$1.02
Weighted average common shares outstanding	19,305	19,138	19,269	19,108

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$8,979	$10,610	$50,568	$19,514
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	(8,056)	5,811	(385)	(794)
Derivative instruments
Unrealized net gain (loss)	2,089	(781)	3,359	2,360
Net (gain) loss reclassified to earnings	(516)	153	274	(53)
Defined benefit pension plan
Unrealized net gain (loss)	78	42	(193)	368
Net (gain) loss reclassified to earnings	92	174	278	511
Currency exchange rate gain (loss)	413	(663)	145	(156)
Other comprehensive income (loss)	(5,900)	4,736	3,478	2,236
Comprehensive income (loss)	$3,079	$15,346	$54,046	$21,750

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities
Net income	$50,568	$19,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	5,378	3,925
Fair value adjustment to acquired inventory	—	7,975
Net periodic pension benefit cost	890	1,298
Depreciation and amortization	25,858	25,430
Amortization of debt issuance costs	3,824	2,698
Deferred income taxes	(30,189)	(4,399)
Bad debt provision (recovery), net	1,344	1,345
Other	(111)	—
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	22,915	16,992
Inventories, net	(15,158)	(5,134)
Prepaid expenses	(784)	(2,071)
Accounts payable	(283)	(452)
Accrued payroll and related costs	(10,525)	(5,204)
Advance payments from customers	1,987	5,689
Accrued warranty costs	(422)	(232)
Other assets and liabilities	(3,181)	(14,763)
Net Cash Provided by (Used in) Operating Activities	52,111	52,611
Cash Flows from Investing Activities
Purchases of property and equipment	(9,777)	(13,239)
Proceeds from sale of property and equipment	69	45
Purchases of business	—	(1,000)
Other	823	—
Net Cash Provided by (Used in) Investing Activities	(8,885)	(14,194)
Cash Flows from Financing Activities
Payment of long-term debt	(63,233)	(3,511)
Payment of debt issuance costs for long-term debt	—	(186)
Payment of debt component of tangible equity units	(6,805)	(6,351)
Payment of debt issuance costs for revolving credit facility	—	(49)
Receipts under short-term borrowings	12,750	—
Payments under short-term borrowings	(12,750)	—
Cash dividends	(15,958)	(14,976)
Proceeds from exercise of stock options and employee stock purchase plan	1,701	5,580
Payments to purchase and retire common stock	(1,306)	(1,652)
Net Cash Provided by (Used in) Financing Activities	(85,601)	(21,145)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	45	(432)
Cash and Cash Equivalents
Increase (decrease) during the period	(42,330)	16,840
Balance, beginning of period	108,733	84,780
Balance, end of period	$66,403	$101,620

Supplemental Disclosures
Cash paid during the period for
Interest	$16,768	$21,917
Income taxes	7,645	10,538
Non-cash investing and financing activities
Property and equipment acquired under capital lease	138	2,452
Dividends declared not yet paid	5,354	5,048
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
The terms "MTS," "we," "us," "the Company" or "our" in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refer to MTS Systems Corporation and its wholly owned subsidiaries.
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC. Interim results of operations for the third fiscal quarter ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
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
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to amend ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable from other promises in the contract and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost or an expense. The updated guidance also clarifies how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time, and other aspects relative to licensing.

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
The aforementioned revenue standards and amendments are required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period, which is our fiscal year 2019. The new standards and amendments may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that annual period, which is our fiscal year 2018. We intend to adopt the aforementioned revenue standards and amendments for our fiscal year 2019. The modified retrospective approach will be used as our method of adoption. We have substantially completed our review and analysis of our sales channels, selected contracts, policies and practices as compared to the new guidance and continue to work through implementation steps. We continue to evaluate and design our procedural and system requirements related to the provisions of this standard. We are updating and rewriting our revenue recognition accounting policy as needed to reflect the requirements of this standard, and we are drafting our new revenue disclosures. We anticipate the revenue recognition methodology will change for certain products and contracts. Certain contracts will have a delay in revenue recognition until the customer takes control of the product, while certain products and contracts will accelerate to recognize revenue over the life of the contract. This change may have a material impact on the timing of revenue recognition in our Test segment with minimal impact to our Sensors segment. We continue to evaluate the impact that these changes in methodology will have on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability on the balance sheet for all leases with terms greater than 12 months. Lessees can forgo recognizing a right-of-use asset and lease liability with lease terms of 12 months or less on the balance sheet through accounting policy elections as long as the lease does not include options to renew or purchase the underlying assets that are reasonably certain to be exercised. The new guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements.
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify certain aspects of the new lease standard. The FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows the election of an optional transition method to apply the provisions of the new lease standard as of the date of adoption and recognize a cumulative-effect adjustment to retained earnings in the period of adoption, while continuing to present all prior periods under previous lease accounting guidance.
The aforementioned lease standards and amendments are required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The new standards and amendments are to be applied using a modified retrospective approach, which includes a number of optional practical expedients and an optional transition method. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial condition, results of operations and disclosures.

Other
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

NOTE 3          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	June 30, 2018	September 30, 2017
Components, assemblies and parts	$95,453	$86,991
Customer projects in various stages of completion	35,133	30,225
Finished goods	11,845	10,512
Total inventories, net	$142,431	$127,728
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
Changes to accrued warranty costs are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning accrued warranty costs	$6,191	$5,240	$6,018	$5,718
Warranty claims	(1,384)	(1,208)	(3,969)	(3,051)
Warranty provisions	756	972	3,483	2,466
Adjustments to preexisting warranties	50	470	64	353
Currency translation	(24)	21	(7)	9
Ending accrued warranty costs	$5,589	$5,495	$5,589	$5,495
NOTE 5          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	June 30, 2018	September 30, 2017
Land and improvements	$2,866	$2,867
Buildings and improvements	60,704	60,340
Machinery and equipment	203,293	196,621
Assets held under capital leases	2,886	2,747
Total property and equipment	269,749	262,575
Less: Accumulated depreciation	(175,408)	(162,645)
Total property and equipment, net	$94,341	$99,930
Assets held under capital leases, consisting of machinery and equipment, are recorded at the present value of minimum lease payments and are amortized on a straight-line basis over the estimated life of the asset or the lease term. Amortization of assets held as capital leases is included in depreciation expense in the Consolidated Statements of Income.

Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test	Sensors	Total
Balance, September 30, 2017	$25,109	$344,653	$369,762
Currency translation	69	(16)	53
Balance, June 30, 2018	$25,178	$344,637	$369,815
Intangible Assets
Intangible assets are as follows:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$28,445	$(15,859)	$12,586	6.7
Technology and patents	46,777	(11,683)	35,094	14.9
Trademarks and trade names	6,962	(2,916)	4,046	25.6
Customer lists	156,960	(20,814)	136,146	15.8
Land-use rights	2,382	(678)	1,704	26.4
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$299,026	$(51,950)	$247,076	15.0

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$26,083	$(15,830)	$10,253	5.9
Technology and patents	46,731	(9,399)	37,332	14.9
Trademarks and trade names	6,936	(2,484)	4,452	25.6
Customer lists	157,016	(13,359)	143,657	15.8
Land-use rights	2,377	(492)	1,885	26.4
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$296,643	$(41,564)	$255,079	15.0

Amortization expense recognized is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization expense	$3,453	$3,656	$10,388	$10,984

Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2018	$3,422
2019	13,595
2020	13,314
2021	14,213
2022	14,929
2023	14,827
Thereafter	115,276

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

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$977	$—	$977
Interest rate swaps [2]	—	7,354	—	7,354
Total assets	—	8,331	—	8,331

Liabilities
Currency contracts [1]	—	114	—	114
Total liabilities	$—	$114	$—	$114

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$150	$—	$150
Interest rate swaps [2]	—	3,499	—	3,499
Total assets	—	3,649	—	3,649

Liabilities
Currency contracts [1]	—	551	—	551
Total liabilities	$—	$551	$—	$551

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

Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair value of our debt is as follows:

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$9,638	$11,650	$—	$11,650	$—
Tranche B term loan [2]	392,566	394,529	—	394,529	—
Total debt	$402,204	$406,179	$—	$406,179	$—

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$16,443	$19,844	$—	$19,844	$—
Tranche B term loan [2]	455,400	457,085	—	457,085	—
Total debt	$471,843	$476,929	$—	$476,929	$—

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

	June 30, 2018
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$731	$114
Interest rate swaps	7,354	—
Total designated hedge derivatives	8,085	114
Undesignated hedge derivatives
Balance sheet derivatives	246	—
Total hedge derivatives	$8,331	$114

	September 30, 2017
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$73	$551
Interest rate swaps	3,499	—
Total designated hedge derivatives	3,572	551
Undesignated hedge derivatives
Balance sheet derivatives	77	—
Total hedge derivatives	$3,649	$551

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets are as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount [1]
June 30, 2018
Assets	$8,085	$—	$8,085	$(114)	$—	$7,971
Liabilities	114	—	114	(114)	—	—

September 30, 2017
Assets	$3,572	$—	$3,572	$(210)	$—	$3,362
Liabilities	551	—	551	(210)	—	341

[1]	Net fair value of designated hedge derivatives that could have been reported in the Consolidated Balance Sheets.
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
As of June 30, 2018 and September 30, 2017, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $43,200 and $29,136, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $32,226 and $24,093 as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018, the net market value of the foreign currency exchange contracts was a net asset of $617, consisting of $731 in assets and $114 in liabilities. As of September 30, 2017, the net market value of the foreign currency exchange contracts was a net liability of $478, consisting of $73 in assets and $551 in liabilities.

The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning unrealized net gain (loss) in AOCI	$(1,092)	$(115)	$(443)	$(400)
Net (gain) loss reclassified into revenue (effective portion)	(273)	58	1,031	(679)
Net gain (loss) recognized in OCI (effective portion)	1,967	(222)	14	800
Ending unrealized net gain (loss) in AOCI	$602	$(279)	$602	$(279)
The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was $5 and $10 in the three and nine months ended June 30, 2018, respectively, and $0 and $7 in the three and nine months ended July 1, 2017, respectively. As of June 30, 2018, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $552. The maximum remaining maturity of any forward or optional contract as of June 30, 2018 was 1.6 years.
Interest Rate Swaps
On October 20, 2016, we entered into a floating to fixed interest rate swap agreement to mitigate our exposure to interest rate increases related to a portion of our tranche B term loan facility. The total notional amount of the interest rate swap was $255,000 as of June 30, 2018. The interest rate swap agreement expires April 3, 2021. As a result of this agreement, every month we pay fixed interest at 1.256% in exchange for interest received at one month U.S. LIBOR. The market value of the interest rate swap as of June 30, 2018 was an asset of $7,354. The interest rate swap has been designated as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within shareholders' equity in the Consolidated Balance Sheets.
The pretax amounts recognized in AOCI on interest rate swaps, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning unrealized net gain (loss) in AOCI	$6,925	$4,310	$3,499	$—
Net (gain) loss reclassified into interest expense (effective portion)	(422)	182	(661)	598
Net gain (loss) recognized in OCI (effective portion)	851	(1,001)	4,516	2,893
Ending unrealized net gain (loss) in AOCI	$7,354	$3,491	$7,354	$3,491
As of June 30, 2018, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2,821.
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
As of June 30, 2018 and September 30, 2017, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $77,464 and $52,208, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of June 30, 2018 and September 30, 2017 was $27,171 and $14,762, respectively. As of June 30, 2018 and September 30, 2017, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $246 and $77, respectively.
The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net gain (loss) recognized in other income (expense), net	$981	$(680)	$(46)	$(691)

NOTE 8          FINANCING
Long-term debt consists of the following:

	June 30, 2018	September 30, 2017
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$392,566	$455,400
Tangible equity units, 8.75% coupon, maturing July 1, 2019 [1]	9,638	16,443
Capital lease obligations	2,205	2,466
Total long-term debt	404,409	474,309
Less: Unamortized underwriting discounts, commissions and other expenses	(9,190)	(12,491)
Less: Current maturities of tranche B term loan debt [2]	(42,600)	(33,600)
Less: Current maturities of TEU debt [2,3]	(9,638)	(9,152)
Less: Current maturities of capital lease obligations [2]	(562)	(522)
Total long-term debt, less current maturities, net	$342,419	$418,544

[1]	See Note 12 for additional information on our TEUs issued in the third quarter of fiscal year 2016.

[2]
In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $3,887 and $4,179 as of June 30, 2018 and September 30, 2017, respectively.

[3]
As of June 30, 2018 and September 30, 2017, current maturities of tranche B term loan consists of the 1% annual payment and the calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.

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
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowing (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowing (each as defined in the Credit Agreement). ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans shall not be less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of June 30, 2018, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans shall not be less than 0.75% per annum. Based on our leverage ratio as of June 30, 2018, the Applicable Rate for Eurocurrency Revolving Loans was 3.00%. As of June 30, 2018, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 2.09%. The weighted average interest rate on Term Facility debt during the nine months ended June 30, 2018 was 4.84%.

As of June 30, 2018 and September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $26,366 and $37,811 as of June 30, 2018 and September 30, 2017, respectively, leaving approximately $93,634 and $82,189, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.25% and 0.40% based on our leverage ratio. During the three and nine months ended June 30, 2018, commitment fees incurred totaled $94 and $250, respectively. During the three and nine months ended July 1, 2017, commitment fees incurred totaled $106 and $320, respectively.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of June 30, 2018 and September 30, 2017, we were in compliance with these financial covenants.
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
NOTE 9          STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. As of June 30, 2018, a total of 1,258 shares were available for issuance under the 2017 Plan.
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
Stock Options
There were 245 and 288 stock options granted during the nine months ended June 30, 2018 and July 1, 2017. The weighted average fair value of the stock options granted during the nine months ended June 30, 2018 and July 1, 2017 was $11.10 and $8.91, respectively.

Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the nine months ended June 30, 2018 and July 1, 2017, we granted approximately 109 restricted stock units and 29 performance restricted stock units and 118 restricted stock units and 35 performance restricted stock units to directors, officers and employees, respectively. The fair value of the restricted stock units and performance restricted stock units granted during the nine months ended June 30, 2018 and July 1, 2017 was $49.63 and $45.00, respectively, representing the market value of our shares at the date of grant less the present value of estimated foregone dividends over the vesting period.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. As of June 30, 2018, a total of 615 shares were available for issuance under the 2012 ESPP. During the nine months ended June 30, 2018 and July 1, 2017, we issued 24 and 25 shares, respectively, of our common stock for a single closed purchase period to participants under the 2012 ESPP at a weighted average price per share of $44.39 and $40.49, respectively.
NOTE 10          EMPLOYEE BENEFIT PLANS
We sponsor a non-contributory, defined benefit retirement plan for eligible employees of one of our German subsidiaries. Net periodic benefit cost for our defined benefit pension plan includes the following components:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$320	$356	$969	$1,047
Interest cost	159	108	483	317
Expected return on plan assets	(317)	(271)	(960)	(797)
Net amortization and deferral	131	249	398	731
Net periodic benefit cost	$293	$442	$890	$1,298

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and nine months ended June 30, 2018 and July 1, 2017 was 5.5%.
NOTE 11          INCOME TAXES
The income tax benefit for the nine months ended June 30, 2018 included certain discrete benefits of $25,378 for the estimated impact of the Tax Act enacted into law on December 22, 2017. The discrete benefits primarily related to $32,264 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,886 of estimated expense associated with the mandatory deemed repatriation tax. Excluding the impact of these discrete benefits, the effective tax rate for the nine months ended June 30, 2018 increased compared to the prior year primarily due to higher earnings before taxes, partially offset by the lower U.S. corporate tax rate under the Tax Act.
In March 2018, the FASB issued ASU No. 2018-05 which incorporates various SEC paragraphs from SAB 118 into income tax accounting guidance effective immediately, allowing registrants to record provisional amounts during a one-year measurement period. The updated guidance summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (i) the effects of the change in tax law for which accounting is complete; (ii) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (iii) if a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act. See Note 2 for additional information on the adoption of this guidance.
Amounts recorded where the accounting is complete during the nine months ended June 30, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21%. We recorded an income tax benefit of $32,244 to remeasure deferred tax liabilities associated with intangible assets that will reverse at the new 21% rate.
Amounts recorded where the accounting is provisional during the nine months ended June 30, 2018 include the remeasurement of other deferred taxes where the timing of the reversal cannot be known at this time. We have performed a provisional estimate of the net impact of remeasurement of other deferred tax assets and liabilities and recorded a $20 income tax benefit during the nine months ended June 30, 2018. In addition, the Tax Act includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of our foreign subsidiaries. We have performed a provisional estimate of this tax and recorded a $6,886 income tax provision during the nine months ended June 30, 2018. The provisional amounts are based on information available at this time and may change due to a variety of factors, including, among others, anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act and management's further assessment of the Tax Act and related regulatory guidance.
We have completed our initial analysis of the impact of all provisions of the Tax Act expected to be effective in fiscal year 2018, and there are no anticipated effects of the Tax Act where we have not yet recorded a provisional estimate of the accounting effect as of June 30, 2018.
The full-year estimated annual effective tax rate, which excludes the impact of discrete items, was 17.3% as of June 30, 2018, as compared to 11.6% as of July 1, 2017. This increase is primarily due to higher earnings before taxes, partially offset by the reduction of the U.S. federal statutory rate from 35.0% to 24.5%, a blended rate based upon our fiscal year.
The income tax benefit for the three and nine months ended July 1, 2017 included certain discrete benefits of $2,801 recognized during the three months ended July 1, 2017 which consisted of additional U.S. tax benefits for prior fiscal years associated with domestic manufacturing, deductible PCB acquisition-related expenses and U.S. R&D tax credit.
As of June 30, 2018, the liability for unrecognized tax benefits was $6,119, of which $3,531 would favorably affect our effective tax rate, if recognized. As of September 30, 2017, the liability for unrecognized tax benefits was $5,849, of which $3,234 would favorably affect our effective tax rate, if recognized. As of June 30, 2018, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
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
The aggregate values assigned upon issuance to each component of the TEUs, based on the relative fair value of the respective components, were as follows:

	Equity Component	Debt Component	Total
Fair value price per TEU [1]	$76.19	$23.81	$100.00

Gross proceeds	87,614	27,386	115,000
Less: Underwriting discounts and commissions	(2,628)	(822)	(3,450)
Less: Other expenses [2]	(475)	(149)	(624)
Issuance of TEUs, net	$84,511	$26,415	$110,926

[1]	The fair value price allocation between equity and debt for each TEU was determined using a discounted cash flow model.

[2]	Other expenses include direct and incremental costs related to the issuance of the TEUs.
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
During the fourth quarter of fiscal year 2017, certain holders of our TEUs elected to early convert the equity component on 473 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 939 shares of our common stock. During the nine months ended June 30, 2018, no holders of our TEUs elected to early convert the equity component of our outstanding TEUs. There were 677 units of the equity component of TEUs outstanding as of both June 30, 2018 and September 30, 2017.
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
Capped Calls
In connection with the pricing of the TEUs sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. The initial Capped Calls were for 2,282 equivalent shares of our common stock with a strike price of $50.40, a cap price of $58.80 and an expiration date of July 1, 2019. The value of the Capped Calls is settled with shares of our common stock, based on the approximate market value of our common stock at such time, and could be settled as the TEUs were early converted or settled upon expiration on July 1, 2019 (Capped Call Expiration). During the fourth quarter of fiscal year 2017, we settled approximately 10% of the Capped Calls, which resulted in us receiving and retiring 12 shares of our common stock. During the nine months ended June 30, 2018, no Capped Calls were settled.
On June 13, 2018, we amended the agreements with third party banking institutions for the outstanding Capped Calls (Capped Call Agreements) to modify the timing of settlement to be only upon expiration for all outstanding Capped Calls. Per the Capped Call Agreements, the outstanding Capped Calls are for 2,054 equivalent shares of our common stock with a strike price of $50.40, a cap price of $57.97. The Capped Calls will be automatically settled upon Capped Call Expiration with shares of our common stock based on the average market value of our common stock as defined in the Capped Call Agreements.
As of June 30, 2018, the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, which will be realized if the average market value of our common stock as defined in the Capped Call Agreements is at or below $50.40 or at $57.97, respectively, upon Capped Call Expiration.
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
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding, or anti-dilution. As a result, stock options to acquire 667 and 813 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended June 30, 2018 and July 1, 2017, respectively. Stock options to acquire 548 and 702 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the nine months ended June 30, 2018 and July 1, 2017, respectively.
In connection with the pricing of the TEUs, we purchased Capped Calls. The Capped Calls will not be reflected in the calculation of diluted earnings per share until settled as they will lead to a net reduction in common shares outstanding, or anti-dilution. See Note 12 for additional information on our equity instruments.
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$8,979	$10,610	$50,568	$19,514

Weighted average common shares outstanding	19,174	19,052	19,149	19,012
Effect of dilutive securities
Stock-based compensation	131	86	120	96
Weighted average dilutive common shares outstanding	19,305	19,138	19,269	19,108

Earnings per share
Basic	$0.47	$0.56	$2.64	$1.03
Diluted	0.47	0.55	2.62	1.02
NOTE 14          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended			Nine Months Ended
	June 30, 2018
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(8,056)	$—	$(8,056)	$(385)	$—	$(385)
Derivative instruments
Unrealized net gain (loss)	2,817	(728)	2,089	4,530	(1,171)	3,359
Net (gain) loss reclassified to earnings	(695)	179	(516)	370	(96)	274
Defined benefit pension plan
Unrealized net gain (loss)	111	(33)	78	(277)	84	(193)
Net (gain) loss reclassified to earnings	131	(39)	92	398	(120)	278
Currency exchange rate gain (loss)	413	—	413	145	—	145
Other comprehensive income (loss)	$(5,279)	$(621)	$(5,900)	$4,781	$(1,303)	$3,478

	Three Months Ended			Nine Months Ended
	July 1, 2017
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$5,811	$—	$5,811	$(794)	$—	$(794)
Derivative instruments
Unrealized net gain (loss)	(1,223)	442	(781)	3,693	(1,333)	2,360
Net (gain) loss reclassified to earnings	240	(87)	153	(81)	28	(53)
Defined benefit pension plan
Unrealized net gain (loss)	60	(18)	42	527	(159)	368
Net (gain) loss reclassified to earnings	249	(75)	174	731	(220)	511
Currency exchange rate gain (loss)	(663)	—	(663)	(156)	—	(156)
Other comprehensive income (loss)	$4,474	$262	$4,736	$3,920	$(1,684)	$2,236

The changes in the net of tax balances of each component of AOCI are as follows:

	Three Months Ended				Nine Months Ended
	June 30, 2018
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$11,617	$4,013	$(6,805)	$8,825	$3,946	$1,953	$(6,452)	$(553)
Other comprehensive net gain (loss) reclassifications	(8,056)	2,089	491	(5,476)	(385)	3,359	(48)	2,926
Net (gain) loss reclassified to earnings	—	(516)	92	(424)	—	274	278	552
Other comprehensive income (loss)	(8,056)	1,573	583	(5,900)	(385)	3,633	230	3,478
Ending balance	$3,561	$5,586	$(6,222)	$2,925	$3,561	$5,586	$(6,222)	$2,925

	Three Months Ended				Nine Months Ended
	July 1, 2017
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(5,932)	$2,680	$(9,621)	$(12,873)	$673	$(255)	$(10,791)	$(10,373)
Other comprehensive net gain (loss) reclassifications	5,811	(781)	(621)	4,409	(794)	2,360	212	1,778
Net (gain) loss reclassified to earnings	—	153	174	327	—	(53)	511	458
Other comprehensive income (loss)	5,811	(628)	(447)	4,736	(794)	2,307	723	2,236
Ending balance	$(121)	$2,052	$(10,068)	$(8,137)	$(121)	$2,052	$(10,068)	$(8,137)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Derivative instruments
Currency exchange contracts gain (loss)	$273	$(58)	$(1,031)	$679	Revenue
Interest rate swap contracts gain (loss)	422	(182)	661	(598)	Interest expense, net
Income tax benefit (expense)	(179)	87	96	(28)	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	516	(153)	(274)	53	Net income
Defined benefit pension plan
Actuarial loss	(71)	(136)	(217)	(399)	Cost of sales
Actuarial loss	(38)	(70)	(113)	(207)	Selling and marketing
Actuarial loss	(22)	(43)	(68)	(125)	General and administrative
Total actuarial loss	(131)	(249)	(398)	(731)	Income before income taxes
Income tax benefit	39	75	120	220	Income tax provision (benefit)
Total net loss on pension plan	(92)	(174)	(278)	(511)	Net income
Total net of tax reclassifications out of AOCI included in net income	$424	$(327)	$(552)	$(458)

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue
Test	$116,055	$124,359	$344,496	$379,325
Sensors	79,000	69,405	236,501	207,142
Intersegment eliminations	(387)	—	(844)	—
Total revenue	$194,668	$193,764	$580,153	$586,467

Income from operations
Test	$3,873	$8,709	$12,777	$26,792
Sensors	12,398	7,908	36,623	15,527
Intersegment eliminations	(7)	—	(29)	—
Total income from operations	$16,264	$16,617	$49,371	$42,319
NOTE 16          RESTRUCTURING AND RELATED COSTS
Fiscal Year 2017 Restructuring
During the fourth quarter of fiscal year 2017, we initiated a series of Test workforce reductions and facility closures intended to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in our growth initiatives. These actions include the transfer of certain production operations in China to a contract manufacturing partner in fiscal year 2018. As a result, in the three and nine months ended June 30, 2018, we recorded $715 and $1,129 of pre-tax severance and related expense, respectively, and $24 and $211 of pre-tax facility closure costs, respectively. As of June 30, 2018, we have incurred a total of $4,262 of pre-tax expense, including $4,028 and $234 of pre-tax expense related to severance and facility closure costs, respectively. For our fiscal year ending September 29, 2018, we expect to incur total expense of approximately $2,000 related to these restructuring actions. The majority of the expenses are expected to be paid in the first half of fiscal year 2019.
During the fourth quarter of fiscal year 2017, in an effort to reduce costs and create economic efficiencies in Sensors, we initiated plans to close our Machida, Japan sales office in the second quarter of fiscal year 2018. In the three months ended June 30, 2018, we recorded an immaterial adjustment to the severance and related expense reported in previous periods. In the nine months ended June 30, 2018, we recorded $3 of pre-tax severance and related expense. As of June 30, 2018, we have incurred a total of $133 of pre-tax severance and related expense. We expect to incur additional pre-tax severance and related expense of approximately $40. The majority of the expenses are expected to be paid in fiscal year 2018 and the first half of fiscal year 2019.
Fiscal Year 2016 Restructuring
During fiscal year 2016, we initiated plans to reduce costs in Sensors by closing our Machida, Japan manufacturing facility in the third quarter of fiscal year 2017. We recorded no restructuring expenses in the three and nine months ended June 30, 2018 and $92 and $1,036 in the three and nine months ended July 1, 2017, respectively. As of June 30, 2018, we have incurred a total of $1,964 of pre-tax expense, including $1,444 and $520 related to severance and facility closure costs, respectively. The remaining severance and facility closing costs are expected to be paid during the fourth quarter of fiscal year 2018.
Fiscal Year 2014 Restructuring
During fiscal year 2014, we initiated workforce and other cost reduction actions at certain of our Test locations in the U.S. and Europe. No restructuring expenses were recognized during the three or nine months ended June 30, 2018 or July 1, 2017 related to these restructuring actions.

Restructuring expenses included in our Consolidated Statements of Income for all restructuring actions are as follows:

	Three Months Ended
	June 30, 2018			July 1, 2017
	Test	Sensors	Total	Test	Sensors	Total
Cost of sales	$386	$—	$386	$—	$67	$67
Selling and marketing	158	(4)	154	—	10	10
General and administrative	52	—	52	—	15	15
Research and development	143	—	143	—	—	—
Total restructuring expense	$739	$(4)	$735	$—	$92	$92

	Nine Months Ended
	June 30, 2018			July 1, 2017
	Test	Sensors	Total	Test	Sensors	Total
Cost of sales	$810	$—	$810	$—	$647	$647
Selling and marketing	158	3	161	—	136	136
General and administrative	229	—	229	—	253	253
Research and development	143	—	143	—	—	—
Total restructuring expense	$1,340	$3	$1,343	$—	$1,036	$1,036
Restructuring expense accruals included in the Consolidated Balance Sheets for all restructuring actions are as follows:

	2017		2016	2014
	Test	Sensors	Sensors	Test	Total
Balance, September 30, 2017	$2,899	$120	$209	$734	$3,962
Restructuring expense	1,340	3	—	—	1,343
Payments	(1,451)	(92)	(62)	(202)	(1,807)
Other adjustments	74	—	—	—	74
Currency translation	—	—	5	(98)	(93)
Balance, June 30, 2018	$2,862	$31	$152	$434	$3,479
Restructuring expense accruals included in the Consolidated Balance Sheets are as follows:

	June 30, 2018	September 30, 2017
Accrued payroll and related costs	$3,257	$3,485
Other accrued liabilities	99	98
Other long-term liabilities	123	379
Total severance and related costs	$3,479	$3,962

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
Our goal is to sustain profitable enterprise growth, consistently generate strong cash flow and deliver a strong return on invested capital to our shareholders by leveraging our leadership position in the research and development and industrial global end markets for high-performance test systems and sensors. Our desire is to be the innovation leader in creating test and measurement solutions and to provide total customer satisfaction. We believe we can create value for our customers by helping to enhance the precision, improve the reliability and create superior safety for their products, while reducing the delivery time to market. Our competitive advantages include our proprietary technology and advanced application expertise, our expansive global footprint with long-term customer relationships, our large installed base of testing equipment and our expanded presence in the rapidly growing sensors market. We believe these competitive advantages position us well in both the Test and Sensors markets to deliver profitable growth in the years ahead.
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

•	Adapt our industry-leading ground vehicle testing applications to align with emerging trends in vehicle electrification, autonomous vehicles and simulation.
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
Restructuring Initiative
During the fourth quarter of fiscal year 2017, we initiated a series of Test workforce reductions and facility closures intended to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in our growth initiatives. These actions include the transfer of certain production operations in China to a contract manufacturing partner in fiscal year 2018. As a result, we recorded $739 and $1,340 of pre-tax restructuring expense in the three and nine months ended June 30, 2018, respectively. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of restructuring initiatives.
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
Terms
The terms "MTS," "we," "us," "the Company," or "our" in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refer to MTS Systems Corporation and its wholly owned subsidiaries.
Financial Results
Total Company
Results of Operations
The following table compares results of operations, separately identifying the estimated impact of currency translation and restructuring costs incurred in fiscal year 2018.

	Three Months Ended
		Estimated
	June 30, 2018	Business Change	Restructuring	Currency Translation	July 1, 2017
Revenue	$194,668	$(3,878)	$—	$4,782	$193,764
Cost of sales	118,384	(3,364)	386	3,154	118,208
Gross profit	76,284	(514)	(386)	1,628	75,556
Gross margin	39.2%				39.0%

Operating expenses
Selling and marketing	32,171	(474)	154	634	31,857
General and administrative	19,081	(6)	52	309	18,726
Research and development	8,768	199	143	70	8,356
Total operating expenses	60,020	(281)	349	1,013	58,939
Income from operations	$16,264	$(233)	$(735)	$615	$16,617

	Nine Months Ended
		Estimated
	June 30, 2018	Business Change	Restructuring	Currency Translation	July 1, 2017
Revenue	$580,153	$(24,794)	$—	$18,480	$586,467
Cost of sales	351,116	(20,951)	810	12,666	358,591
Gross profit	229,037	(3,843)	(810)	5,814	227,876
Gross margin	39.5%				38.9%

Operating expenses
Selling and marketing	94,796	(889)	161	2,570	92,954
General and administrative	58,635	(8,992)	229	1,093	66,305
Research and development	26,235	(470)	143	264	26,298
Total operating expenses	179,666	(10,351)	533	3,927	185,557
Income from operations	$49,371	$6,508	$(1,343)	$1,887	$42,319
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
Revenue

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Revenue	$194,668	$193,764	$904	0.5%	$580,153	$586,467	$(6,314)	(1.1)%

Revenue for the three months ended June 30, 2018 increased 0.5% primarily driven by growth in our Sensors business and the favorable impact of currency translation, partially offset by lower Test revenue. Sensors revenue increased $9,595 primarily driven by continued growth in the Sensors position sector and continued momentum from new opportunities in the Sensors test sector, along with broad demand across the remaining Sensors sectors. Test revenue decreased $8,304 primarily driven by a decline in equipment volume resulting from weakness in the ground vehicles sector that continues to operate in a rapidly changing environment. Current year Test revenue was also impacted by higher custom project backlog which takes longer to convert to revenue, partially offset by continued growth in the Test materials sector. Excluding the impact of currency translation, revenue decreased 2.0%.
Revenue for the nine months ended June 30, 2018 declined 1.1% primarily driven by lower Test revenue, partially offset by growth in our Sensors business and the favorable impact of currency translation. Test revenue decreased $34,829 primarily driven by a decline in equipment volume resulting from weakness in the ground vehicles sector that continues to operate in a rapidly changing environment. Current year Test revenue was also impacted by higher custom project backlog which takes longer to convert to revenue, partially offset by continued growth in the Test materials sector. Sensors revenue increased $29,359 primarily driven by continued growth in the Sensors position sector and continued momentum from new opportunities in the Sensors test sector, along with broad demand across the remaining Sensors sectors. Excluding the impact of currency translation, revenue decreased 4.2%.
Gross Profit

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Gross profit	$76,284	$75,556	$728	1.0%	$229,037	$227,876	$1,161	0.5%
Gross margin	39.2%	39.0%	0.2	ppts	39.5%	38.9%	0.6	ppts

Gross profit for the three months ended June 30, 2018 increased 1.0% primarily driven by higher Sensors revenue volume, partially offset by lower Test revenue volume. Gross margin rate increased 0.2 percentage points primarily due to leverage on increased Sensors revenue volume and cost containment measures in Test, partially offset by the lower contribution from product mix and unfavorable leverage on lower Test revenue volume. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, gross profit declined 1.2% and the gross margin rate increased 0.3 percentage points.
Gross profit for the nine months ended June 30, 2018 increased 0.5% primarily driven by increased Sensors revenue volume and the prior year impact of the PCB acquisition inventory adjustment of $7,975, partially offset by reduced Test revenue volume. Gross margin rate increased 0.6 percentage points primarily due to the prior year impact from the PCB acquisition inventory adjustment and leverage on increased Sensors revenue volume, partially offset by the lower contribution from product mix and unfavorable leverage on lower Test revenue volume. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, gross profit declined 5.4% and the gross margin rate declined 0.5 percentage points.
Selling and Marketing Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$32,171	$31,857	$314	1.0%	$94,796	$92,954	$1,842	2.0%
% of Revenue	16.5%	16.4%			16.3%	15.8%

Selling and marketing expense for the three months ended June 30, 2018 increased 1.0% primarily due to the unfavorable impact of currency translation and increased compensation and commission expenses in Sensors, partially offset by lower bad debt expense and cost containment measures in Test. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, selling and marketing expense decreased 1.0%.
Selling and marketing expense for the nine months ended June 30, 2018 increased 2.0% primarily driven by increased compensation and commission expenses in Sensors and the unfavorable impact of currency translation, partially offset by lower commission expense and cost containment measures in Test. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, selling and marketing expense was flat.
General and Administrative Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
General and administrative	$19,081	$18,726	$355	1.9%	$58,635	$66,305	$(7,670)	(11.6)%
% of Revenue	9.8%	9.7%			10.1%	11.3%

General and administrative expense for the three months ended June 30, 2018 increased 1.9% primarily due to an increase in professional fees and the unfavorable impact of currency translation, partially offset by prior year PCB acquisition integration expenses. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 3.1%.
General and administrative expense for the nine months ended June 30, 2018 decreased 11.6% primarily due to prior year China investigation expenses of $8,300 and prior year PCB acquisition integration expenses of $2,402, partially offset by an increase in professional fees and the unfavorable impact of currency translation. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 3.5%.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Research and development	$8,768	$8,356	$412	4.9%	$26,235	$26,298	$(63)	(0.2)%
% of Revenue	4.5%	4.3%			4.5%	4.5%

Research and development (R&D) expense for the three months ended June 30, 2018 increased 4.9% primarily due to continued investment in product development in Sensors, partially offset by cost containment measures in Test. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, R&D expense increased 2.8%.
R&D expense for the nine months ended June 30, 2018 declined 0.2% primarily due to prior year focused R&D spending to meet certain Test market needs and cost containment measures in Test, partially offset by continued investment in product development in Sensors. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, R&D expense decreased 0.9%.
Income from Operations

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Income from operations	$16,264	$16,617	$(353)	(2.1)%	$49,371	$42,319	$7,052	16.7%
% of Revenue	8.4%	8.6%			8.5%	7.2%

Income from operations for the three months ended June 30, 2018 declined 2.1% primarily due to the lower gross margin contribution from product mix, unfavorable leverage on lower Test revenue volume, and continued investment in product development in Sensors, partially offset by leverage on volume growth in Sensors. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year non-recurring PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, income from operations decreased 7.9%.
Income from operations for the nine months ended June 30, 2018 increased 16.7% primarily driven by leverage on volume growth in Sensors, prior year China investigation expenses of $8,980, prior year impact from the PCB acquisition inventory adjustment of $7,975, and prior year non-recurring PCB acquisition integration expenses of $2,955. The increase was partially offset by the lower gross margin contribution from product mix, unfavorable leverage on lower Test revenue volume, and an increase in professional fees. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year non-recurring PCB acquisition integration expenses, prior year China investigation expenses, and restructuring costs incurred in both fiscal years, income from operations decreased 22.8%.
Interest Expense, Net

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Interest expense, net	$6,249	$7,711	$(1,462)	(19.0)%	$19,761	$22,409	$(2,648)	(11.8)%

Interest expense, net for the three and nine months ended June 30, 2018 decreased primarily due to reduced interest rates on the tranche B term loan facility as a result of the debt repricing completed in the fourth quarter of fiscal year 2017, lower current year average debt outstanding and current year gains on interest rate swaps.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Other income (expense), net	$30	$(923)	$953	103.3%	$81	$(1,086)	$1,167	107.5%

The increase in other income (expense), net for the three and nine months ended June 30, 2018 was primarily driven by a relative decrease in losses on foreign currency transactions.
Income Tax Provision (Benefit)

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Income tax provision (benefit)	$1,066	$(2,627)	$3,693	140.6%	$(20,877)	$(690)	$(20,187)	(2,925.7)%
Effective tax rate	10.6%	(32.9)%			(70.3)%	(3.7)%
The effective tax rate for the three months ended June 30, 2018 increased primarily due to certain prior year discrete benefits of $2,801 which consisted of additional U.S. tax benefits for prior fiscal years associated with domestic manufacturing, deductible PCB acquisition-related expenses and U.S. R&D tax credit. Excluding the impact of these discrete benefits, the effective tax rate for the three months ended July 1, 2017 was 2.2%. The increase in the effective tax rate was primarily due to higher earnings before taxes and a less favorable mix of geographic earnings, partially offset by the lower U.S. corporate tax rate under the Tax Act. Current year earnings in foreign jurisdictions are generally taxed at higher rates relative to domestic earnings as a result of the Tax Act.
The effective tax rate for the nine months ended June 30, 2018 decreased primarily due to certain discrete benefits of $25,378 from the estimated impact of the Tax Act. The discrete benefits primarily related to $32,264 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,886 of estimated expense associated with the mandatory deemed repatriation tax. The nine months ended July 1, 2017 included certain discrete benefits of $2,801 which consisted of additional U.S. tax benefits for prior fiscal years associated with domestic manufacturing, deductible PCB acquisition-related expenses and U.S. R&D tax credit. Excluding the impact of these discrete benefits, the effective tax rate for the nine months ended June 30, 2018 and July 1, 2017 would have been 15.2% and 11.2%, respectively. The increase in the effective tax rate was primarily due to higher earnings before taxes, partially offset by the lower U.S. corporate tax rate under the Tax Act.
Net Income

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Net income	$8,979	$10,610	$(1,631)	(15.4)%	$50,568	$19,514	$31,054	159.1%
Diluted earnings per share	$0.47	$0.55	$(0.08)	(14.5)%	$2.62	$1.02	$1.60	156.9%
Net income and diluted earnings per share for the three months ended June 30, 2018 decreased due to an increase in the effective tax rate and higher operating expenses, partially offset by increased gross profit.
Net income and diluted earnings per share for the nine months ended June 30, 2018 increased due to a reduction in the effective tax rate driven by discrete benefits stemming from the Tax Act, as well as lower operating expenses and increased gross profit.

Segment Results
Test Segment
Results of Operations
The following table compares results of operations for Test, separately identifying the estimated impact of currency translation and restructuring costs incurred in fiscal year 2018. See Note 15 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our operating segments.

	Three Months Ended
		Estimated
	June 30, 2018	Business Change	Restructuring	Currency Translation	July 1, 2017
Revenue	$116,055	$(10,949)	$—	$2,645	$124,359
Cost of sales	79,475	(6,121)	386	1,970	83,240
Gross profit	36,580	(4,828)	(386)	675	41,119
Gross margin	31.5%				33.1%

Operating expenses
Selling and marketing	17,479	(776)	158	317	17,780
General and administrative	10,921	441	52	219	10,209
Research and development	4,307	(263)	143	6	4,421
Total operating expenses	32,707	(598)	353	542	32,410
Income from operations	$3,873	$(4,230)	$(739)	$133	$8,709

	Nine Months Ended
		Estimated
	June 30, 2018	Business Change	Restructuring	Currency Translation	July 1, 2017
Revenue	$344,496	$(45,194)	$—	$10,365	$379,325
Cost of sales	234,550	(21,063)	810	8,165	246,638
Gross profit	109,946	(24,131)	(810)	2,200	132,687
Gross margin	31.9%				35.0%

Operating expenses
Selling and marketing	51,200	(2,450)	158	1,304	52,188
General and administrative	32,754	(7,040)	229	733	38,832
Research and development	13,215	(1,821)	143	18	14,875
Total operating expenses	97,169	(11,311)	530	2,055	105,895
Income from operations	$12,777	$(12,820)	$(1,340)	$145	$26,792
Revenue

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Revenue	$116,055	$124,359	$(8,304)	(6.7)%	$344,496	$379,325	$(34,829)	(9.2)%
Revenue for the three months ended June 30, 2018 decreased 6.7% primarily driven by a decline in equipment volume resulting from weakness in the ground vehicles sector that continues to operate in a rapidly changing environment. Current year Test revenue was also impacted by higher custom project backlog which takes longer to convert to revenue. This was partially offset by continued growth in the materials sector and the favorable impact of currency translation. Excluding the impact of currency translation, revenue decreased 8.8%.

Revenue for the nine months ended June 30, 2018 decreased 9.2% primarily driven by a decline in equipment volume resulting from weakness in the ground vehicles sector that continues to operate in a rapidly changing environment. Current year Test revenue was also impacted by higher custom project backlog which takes longer to convert to revenue. This was partially offset by the favorable impact of currency translation, continued growth in the materials sector and growth in service revenue. Excluding the impact of currency translation, revenue decreased 11.9%.
Gross Profit

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Gross profit	$36,580	$41,119	$(4,539)	(11.0)%	$109,946	$132,687	$(22,741)	(17.1)%
Gross margin	31.5%	33.1%	(1.6)	ppts	31.9%	35.0%	(3.1)	ppts

Gross profit for the three months ended June 30, 2018 declined 11.0% primarily due to lower revenue volume and product mix. Gross margin rate declined 1.6 percentage points primarily driven by the lower contribution from product mix, unfavorable leverage on lower revenue volume, and current year restructuring costs, partially offset by the impact of lower compensation and warranty expense. Excluding the impact of currency translation and current year restructuring costs, gross profit declined 11.7% and gross margin rate declined 1.1 percentage points.
Gross profit for the nine months ended June 30, 2018 declined 17.1% primarily due to lower revenue volume. Gross margin rate declined 3.1 percentage points primarily driven by the lower contribution from product mix, unfavorable leverage on lower revenue volume, the unfavorable impact of currency translation, and current year restructuring costs. Excluding the impact of currency translation and current year restructuring costs, gross profit declined 18.2% and gross margin rate declined 2.5 percentage points.
Selling and Marketing Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$17,479	$17,780	$(301)	(1.7)%	$51,200	$52,188	$(988)	(1.9)%
% of Revenue	15.1%	14.3%			14.9%	13.8%
Selling and marketing expense for the three months ended June 30, 2018 declined 1.7% primarily due to lower bad debt expense and cost containment measures, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, selling and marketing expense decreased 4.1%.
Selling and marketing expense for the nine months ended June 30, 2018 declined 1.9% primarily due to a decrease in commission expense and cost containment measures, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, selling and marketing expense decreased 3.9%.
General and Administrative Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
General and administrative	$10,921	$10,209	$712	7.0%	$32,754	$38,832	$(6,078)	(15.7)%
% of Revenue	9.4%	8.2%			9.5%	10.2%

General and administrative expense for the three months ended June 30, 2018 increased 7.0% primarily due to increased professional fees and the unfavorable impact of currency translation. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, general and administrative expense increased 5.9%.
General and administrative expense for the nine months ended June 30, 2018 declined 15.7% primarily due to prior year China investigation expenses of $8,300, partially offset by the unfavorable impact of currency translation and increased professional fees. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, general and administrative expense increased 4.1%.
Research and Development Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Research and development	$4,307	$4,421	$(114)	(2.6)%	$13,215	$14,875	$(1,660)	(11.2)%
% of Revenue	3.7%	3.6%			3.8%	3.9%
R&D expense for the three months ended June 30, 2018 declined 2.6% primarily due to lower compensation expense. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, R&D expense decreased 5.2%.
R&D expense for the nine months ended June 30, 2018 declined 11.2% primarily due to prior year focused R&D spending to meet certain Test market needs and lower compensation expense. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, R&D expense decreased 10.8%.
Income from Operations

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Income from operations	$3,873	$8,709	$(4,836)	(55.5)%	$12,777	$26,792	$(14,015)	(52.3)%
% of Revenue	3.3%	7.0%			3.7%	7.1%
Income from operations for the three months ended June 30, 2018 declined 55.5% primarily due to the decrease in gross profit driven by the decline in equipment volume resulting from weakness in the ground vehicles sector and the lower contribution from product mix, as well as current year restructuring costs. The decrease was partially offset by cost containment measures. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, income from operations decreased 50.0%.
Income from operations for the nine months ended June 30, 2018 declined 52.3% primarily due to the decrease in gross profit driven by the decline in equipment volume resulting from weakness in the ground vehicles sector and the lower contribution from product mix, as well as current year restructuring costs. The decrease was partially offset by prior year China investigation expenses of $8,980, focused R&D spending to meet certain market needs in the prior year, and lower commission expense. Excluding the impact of currency translation, prior year China investigation expenses, and current year restructuring costs, income from operations decreased 60.9%.

Sensors Segment
Results of Operations
The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation and restructuring costs incurred in fiscal year 2018. See Note 15 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our operating segments.

	Three Months Ended
		Estimated
	June 30, 2018	Business Change	Restructuring	Currency Translation	July 1, 2017
Revenue	$79,000	$7,458	$—	$2,137	$69,405
Cost of sales	39,289	3,137	—	1,184	34,968
Gross profit	39,711	4,321	—	953	34,437
Gross margin	50.3%				49.6%

Operating expenses
Selling and marketing	14,692	302	(4)	317	14,077
General and administrative	8,160	(447)	—	90	8,517
Research and development	4,461	462	—	64	3,935
Total operating expenses	27,313	317	(4)	471	26,529
Income (loss) from operations	$12,398	$4,004	$4	$482	$7,908

	Nine Months Ended
		Estimated
	June 30, 2018	Business Change	Restructuring	Currency Translation	July 1, 2017
Revenue	$236,501	$21,244	$—	$8,115	$207,142
Cost of sales	117,381	927	—	4,501	111,953
Gross profit	119,120	20,317	—	3,614	95,189
Gross margin	50.4%				46.0%

Operating expenses
Selling and marketing	43,596	1,561	3	1,266	40,766
General and administrative	25,881	(1,952)	—	360	27,473
Research and development	13,020	1,351	—	246	11,423
Total operating expenses	82,497	960	3	1,872	79,662
Income (loss) from operations	$36,623	$19,357	$(3)	$1,742	$15,527
Revenue

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased /(Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Revenue	$79,000	$69,405	$9,595	13.8%	$236,501	$207,142	$29,359	14.2%
Revenue for the three and nine months ended June 30, 2018 increased 13.8% and 14.2%, respectively, primarily driven by continued growth in the Sensors position sector and continued momentum from new revenue opportunities in the Sensors test sector, along with broad demand across the remaining Sensors sectors and the favorable impact of currency translation. Excluding the impact of currency translation, revenue increased 10.7% and 10.3%, respectively.

Gross Profit

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Gross profit	$39,711	$34,437	$5,274	15.3%	$119,120	$95,189	$23,931	25.1%
Gross margin	50.3%	49.6%	0.7	ppts	50.4%	46.0%	4.4	ppts

Gross profit for the three months ended June 30, 2018 increased 15.3% primarily due to increased revenue volume and the favorable impact of currency translation. Gross margin rate increased 0.7 percentage points primarily driven by favorable leverage on increased revenue volume, partially offset by the lower gross margin contribution from product mix. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year non-recurring PCB acquisition integration expenses, and prior year restructuring costs, gross profit increased 11.2% and the gross margin rate increased 0.2 percentage points.
Gross profit for the nine months ended June 30, 2018 increased 25.1% primarily due to increased revenue volume, the prior year PCB acquisition inventory adjustment of $7,975, and the favorable impact of currency translation, partially offset by an increase in compensation expense. Gross margin rate increased 4.4 percentage points primarily driven by the prior year PCB acquisition inventory adjustment and favorable leverage on increased revenue volume, partially offset by the lower gross margin contribution from product mix. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year non-recurring PCB acquisition integration expenses, and prior year restructuring costs, gross profit increased 10.9% and the gross margin rate increased 0.3 percentage points.
Selling and Marketing Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$14,692	$14,077	$615	4.4%	$43,596	$40,766	$2,830	6.9%
% of Revenue	18.6%	20.3%			18.4%	19.7%
Selling and marketing expense for the three and nine months ended June 30, 2018 increased 4.4% and 6.9%, respectively, primarily driven by the unfavorable impact of currency translation, increased compensation expense, and increased commission expense on higher revenue volume. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and restructuring costs incurred in both years, selling and marketing expense increased 2.8% and 4.8%, respectively.
General and Administrative Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
General and administrative	$8,160	$8,517	$(357)	(4.2)%	$25,881	$27,473	$(1,592)	(5.8)%
% of Revenue	10.3%	12.3%			10.9%	13.3%

General and administrative expense for the three months ended June 30, 2018 declined 4.2% primarily driven by prior year PCB acquisition integration expenses. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and prior year restructuring costs, general and administrative expense was flat.
General and administrative expense for the nine months ended June 30, 2018 decreased 5.8% primarily driven by prior year PCB acquisition integration expenses of $2,402, partially offset by an increase in professional fees. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and prior year restructuring costs, general and administrative expense increased 2.8%.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Research and development	$4,461	$3,935	$526	13.4%	$13,020	$11,423	$1,597	14.0%
% of Revenue	5.6%	5.7%			5.5%	5.5%
R&D expense for the three and nine months ended June 30, 2018 increased 13.4% and 14.0%, respectively, primarily driven by continued investment in product development and the unfavorable impact of currency translation. Excluding the impact of currency translation, R&D expense increased 11.7% and 11.8%, respectively.
Income from Operations

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increased / (Decreased)		June 30, 2018	July 1, 2017	Increased / (Decreased)
			$	%			$	%
Income from operations	$12,398	$7,908	$4,490	56.8%	$36,623	$15,527	$21,096	135.9%
% of Revenue	15.7%	11.4%			15.5%	7.5%

Income from operations for the three months ended June 30, 2018 increased 56.8% primarily due to leverage on increased revenue volume, prior year PCB acquisition integration expenses of $577 and the favorable impact of currency translation, partially offset by continued investments in product development. Excluding the impact of currency translation, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, income from operations increased 34.9%.
Income from operations for the nine months ended June 30, 2018 increased 135.9% primarily driven by leverage on increased revenue volume, the prior year PCB acquisition inventory adjustment of $7,975, prior year PCB acquisition integration expenses of $2,955 and the favorable impact of currency translation. The increase was partially offset by higher compensation and commission expense and investments in product development. Excluding the impact of currency translation, the prior year PCB acquisition inventory adjustment, prior year PCB acquisition integration expenses, and restructuring costs incurred in both fiscal years, income from operations increased 26.9%.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Nine Months Ended
	June 30, 2018	July 1, 2017
Total cash provided by (used in):
Operating activities	$52,111	$52,611
Investing activities	(8,885)	(14,194)
Financing activities	(85,601)	(21,145)
Effect of exchange rate changes on cash	45	(432)
Increase (decrease) during the period	(42,330)	16,840
Cash and cash equivalents balance, beginning of period	108,733	84,780
Cash and cash equivalents balance, end of period	$66,403	$101,620

Operating Activities
The decrease in cash provided by operating activities was primarily due to a decrease in cash provided by working capital associated with timing fluctuations from inventory purchases, advanced payments from customers, accounts receivable payments received, unbilled accounts receivable accruals and billings and accounts payable payments. Timing of payroll-related payments also contributed to the decrease in cash provided by operating activities. This decrease in cash provided by operating activities was partially offset by a decrease in cash used by other assets and liabilities primarily driven by an increase in income taxes payable, as well as an increase in net income offset by a decrease in deferred income taxes due to the remeasurement of our estimated deferred tax liabilities as a result of the Tax Act.

Investing Activities
The decrease in cash used in investing activities was primarily due to the timing of investments in property and equipment in the current year.
Financing Activities
The increase in cash used in financing activities was primarily due to the annual required excess cash flow payment and planned prepayments on the tranche B term loan made in fiscal year 2018.
Liquidity and Capital Resources
We had cash and cash equivalents of $66,403 as of June 30, 2018. Of this amount, $2,722 was located in North America, $24,530 in Europe and $39,151 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American balance was primarily invested in bank deposits. The balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of June 30, 2018, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we repatriated a portion of the cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability during the nine months ended June 30, 2018. We are currently evaluating repatriation of any additional funds held by certain of our foreign subsidiaries, including whether to utilize such funds for early repayment of debt.
As of June 30, 2018, our capital structure was comprised of $52,800 in short-term debt, $351,609 in long-term debt and $472,550 in shareholders' equity. The Consolidated Balance Sheets also included $13,077 of unamortized debt issuance costs as of June 30, 2018. Total interest-bearing debt at June 30, 2018 was $404,409. We have a credit agreement with a consortium of financial institutions (the Credit Agreement) which provides for senior secured credit facilities consisting of a Revolving Credit Facility and a Term Facility. The maturity date of the Revolving Credit Facility is July 5, 2021 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement.
The Credit Agreement also requires mandatory prepayments on our Term Facility in certain circumstances, including the potential for an annual required prepayment of a certain percentage of our excess cash flow.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. As of June 30, 2018 and September 30, 2017, we were in compliance with these financial covenants. See Note 8 to the Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q for additional information on debt instruments.
Shareholders' equity increased by $43,773 during the nine months ended June 30, 2018 primarily due to $50,568 net income, $3,478 other comprehensive income and $5,366 stock-based compensation, partially offset by $16,034 dividends declared. As of June 30, 2018, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.
Off-balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
Forward-looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, ROIC, EBITDA, net income or loss, earnings or loss per share, the payment or nonpayment of dividends, our capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, our restructuring initiatives, merger or acquisition activity and the potential impact of newly acquired businesses; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; (v) statements regarding our products and their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers; and (vi) statements regarding the estimated tax benefits we may receive under the Tax Act and our expectations concerning recorded adjustments. Words such as "believes," "anticipates," "expects," "intends," "targeted," "should," "potential," "goals," "strategy," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K.

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
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $22,719 for the nine months ended June 30, 2018.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. We recognize gains and losses associated with the fair value of cash flow hedges at the time a gain or loss is recognized on the hedged exposure in the Consolidated Statements of Income or at the time the cash flow hedge is determined to be ineffective. The associated mark-to-market gains and losses are reclassified from accumulated other comprehensive income (loss) to the same line item in the Consolidated Statements of Income in which the underlying hedged transaction is reported. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were net losses of $73 and $2,588 in the nine months ended June 30, 2018 and July 1, 2017, respectively. See Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
Interest Rates
We are directly exposed to changes in market interest rates on cash, cash equivalents, short-term investments and long-term debt, and are indirectly exposed to the impact of market interest rates on overall business activity.
On floating-rate investments, increases or decreases in market interest rates will increase or decrease future interest income, respectively. On floating-rate debt, increases or decreases in market interest rates will increase or decrease future interest expense, respectively. On fixed-rate investments, increases or decreases in market interest rates do not impact future interest income but may decrease or increase the fair market value of the investments, respectively. On fixed-rate debt, increases or decreases in market interest rates do not impact future interest expense but may decrease or increase the fair market value of the debt, respectively.
As of June 30, 2018, we had cash and cash equivalents of $66,403, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $171 for the nine months ended June 30, 2018.
Secured floating rate credit facilities require interest payments to be calculated at a floating rate and are therefore impacted by increases or decreases in market interest rates. We have swapped a portion of our floating-rate debt to a fixed-rate such that the interest expense on this debt will not vary with changes in short-term interest rates. See Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information on our interest rate swaps. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in an approximately $2,413 increase in future annual interest expense.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings
We are or may be involved in various legal proceedings from time to time arising from the normal course of business. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
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
The Tax Act was signed into law on December 22, 2017. The new law made numerous changes to U.S. federal corporate tax law and is expected to reduce our effective tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Act lowers the U.S. corporate tax rate from 35% to 21% and prompts various other changes to U.S. federal corporate tax law, including the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The tax benefit recorded for the nine months ended June 30, 2018 involves significant judgment and assumptions as to the impact of the Tax Act. Our estimated impact of the new law is based on management's current knowledge and assumptions. The provisional amounts are based on information available at this time and may change due to a variety of factors, including, among others, anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act and management's further assessment of the Tax Act and related regulatory guidance. Recognized impacts could be materially different from current estimates based on our actual results in fiscal year 2018. We expect to record any adjustments within one year of the enactment of the Tax Act in accordance with the guidance provided in Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), and these adjustments could be material. The full impact of the Tax Act on our business, operations and financial statements cannot be predicted at this time, and we make no assurances in this regard.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 - May 5, 2018	—	$—	—	438
May 6, 2018 - June 2, 2018	—	$—	—	438
June 3, 2018 - June 30, 2018	—	$—	—	438
Total	—	$—	—
We purchase common stock from time to time to mitigate dilution related to new shares issued as equity for employee compensation such as stock options, restricted stock units, performance restricted stock units and employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a 2,000 share purchase authorization. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the third quarter of fiscal year 2018. As of June 30, 2018, there were 438 shares available for purchase under the existing authorization.
Capped Calls
In connection with the pricing of the TEUs sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. On June 13, 2018, we amended the agreements with third party banking institutions for the outstanding Capped Calls (Capped Call Agreements) to modify the timing of settlement to be only upon expiration for all outstanding Capped Calls. Per the Capped Call Agreements, the outstanding Capped Calls will automatically settle upon expiration on July 1, 2019. As of June 30, 2018 the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, subject to market conditions. See Note 12 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information on our equity instruments.

Item 6. Exhibits

Exhibit Number	Description

10.1
Amended and Restated Capped Call Transaction Confirmation, dated as of June 13, 2018, by and between MTS Systems Corporation and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 13, 2018.

10.2
Amended and Restated Capped Call Transaction Confirmation, dated as of June 13, 2018, by and between MTS Systems Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 13, 2018.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date:	August 6, 2018	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2018	/s/ BRIAN T. ROSS
Brian T. Ross
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)