Form 10-Q
period 2018-12-29
MTS SYSTEMS CORP
filed 2019-02-04
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
Registrant's telephone number, including area code: (952) 937-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of January 30, 2019, there were 17,902,441 shares of common stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended December 29, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	December 29, 2018	September 29, 2018
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$70,438	$71,804
Accounts receivable, net of allowance for doubtful accounts of $5,005 and $5,004, respectively	115,384	122,243
Unbilled accounts receivable, net	60,656	70,474
Inventories, net	183,465	139,109
Prepaid expenses and other current assets	30,085	24,572
Total current assets	460,028	428,202
Property and equipment, net	89,266	90,269
Goodwill	402,152	369,275
Intangible assets, net	288,076	246,138
Other long-term assets	3,841	2,263
Deferred income taxes	4,501	3,249
Total assets	$1,247,864	$1,139,396

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt, net	$30,462	$32,738
Accounts payable	49,191	47,886
Accrued payroll and related costs	34,223	43,554
Advance payments from customers	101,367	80,131
Accrued warranty costs	5,229	5,418
Accrued income taxes	4,853	4,928
Accrued dividends	5,319	5,312
Other accrued liabilities	26,623	19,146
Total current liabilities	257,267	239,113
Long-term debt, less current maturities, net	435,586	355,640
Deferred income taxes	50,846	46,482
Non-current accrued income taxes	7,010	6,158
Defined benefit pension plan obligation	11,197	9,177
Other long-term liabilities	12,623	4,894
Total liabilities	774,529	661,464

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 17,872 and 17,856 shares issued and outstanding as of December 29, 2018 and September 29, 2018, respectively	4,468	4,464
Additional paid-in capital	173,065	171,407
Retained earnings	299,493	300,585
Accumulated other comprehensive income (loss)	(3,691)	1,476
Total shareholders' equity	473,335	477,932
Total liabilities and shareholders' equity	$1,247,864	$1,139,396
Note: The Consolidated Balance Sheet as of September 29, 2018 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 29, 2018	December 30, 2017
Revenue
Product	$175,078	$169,241
Service	28,103	24,921
Total revenue	203,181	194,162
Cost of Sales
Product	108,168	100,494
Service	16,708	15,740
Total cost of sales	124,876	116,234
Gross profit	78,305	77,928
Operating expenses
Selling and marketing	32,089	32,028
General and administrative	21,078	20,562
Research and development	7,172	8,841
Total operating expenses	60,339	61,431
Income from operations	17,966	16,497
Interest expense, net	(6,818)	(6,804)
Other income (expense), net	49	(223)
Income before income taxes	11,197	9,470
Income tax provision (benefit)	696	(23,681)
Net income	$10,501	$33,151

Earnings per share
Basic
Earnings per share	$0.55	$1.73
Weighted average common shares outstanding	19,216	19,124

Diluted
Earnings per share	$0.54	$1.72
Weighted average common shares outstanding	19,556	19,254

Dividends declared per share	$0.30	$0.30

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net income	$10,501	$33,151
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	(1,503)	2,499
Derivative instruments
Unrealized net gain (loss)	(1,416)	1,030
Net (gain) loss reclassified to earnings	(914)	103
Defined benefit pension plan
Unrealized net gain (loss)	(1,545)	370
Net (gain) loss reclassified to earnings	96	91
Currency exchange rate gain (loss)	115	(87)
Other comprehensive income (loss)	(5,167)	4,006
Comprehensive income (loss)	$5,334	$37,157

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended December 29, 2018
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 29, 2018	17,856	$4,464	$171,407	$300,585	$1,476	$477,932
Total comprehensive income	—	—	—	10,501	(5,167)	5,334
Cumulative effect of accounting change	—	—	—	(6,227)	—	(6,227)
Exercise of stock options	—	—	38	—	—	38
Stock-based compensation	23	6	1,974	—	—	1,980
Common stock purchased and retired	(7)	(2)	(354)	—	—	(356)
Dividends, $0.30 per share	—	—	—	(5,366)	—	(5,366)
Balance, December 29, 2018	17,872	$4,468	$173,065	$299,493	$(3,691)	$473,335

	Three Months Ended December 30, 2017
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 30, 2017	17,760	$4,440	$163,632	$261,258	$(553)	$428,777
Total comprehensive income	—	—	—	33,151	4,006	37,157
Cumulative effect of accounting change	—	—	(33)	33	—	—
Exercise of stock options	4	1	211	—	—	212
Stock-based compensation	30	7	1,508	—	—	1,515
Common stock purchased and retired	(14)	(3)	(741)	—	—	(744)
Dividends, $.30 per share	—	—	—	(5,337)	—	(5,337)
Balance, December 30, 2017	17,780	$4,445	$164,577	$289,105	$3,453	$461,580

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities
Net income	$10,501	$33,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	1,794	1,622
Fair value adjustment to acquired inventory	445	—
Net periodic pension benefit cost	292	292
Depreciation and amortization	8,960	8,736
(Gain) loss on sale or disposal of property and equipment	161	67
Amortization of debt issuance costs	1,060	1,310
Deferred income taxes	(1,258)	(30,352)
Bad debt provision (recovery), net	136	432
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	9,083	7,248
Inventories, net	(15,788)	(5,498)
Prepaid expenses	(2,288)	(3,810)
Accounts payable	(2,803)	1,167
Accrued payroll and related costs	(10,759)	(13,929)
Advance payments from customers	3,265	2,947
Accrued warranty costs	(185)	(190)
Other assets and liabilities	8,015	6,030
Net Cash Provided by (Used in) Operating Activities	10,631	9,223
Cash Flows from Investing Activities
Purchases of property and equipment	(3,773)	(2,801)
Proceeds from sale of property and equipment	10	69
Purchases of business, net of acquired cash	(78,032)	—
Other	(285)	—
Net Cash Provided by (Used in) Investing Activities	(82,080)	(2,732)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	80,391	—
Payment of long-term debt	(1,286)	(19,667)
Payment of debt component of tangible equity units	(2,388)	(2,230)
Payment of debt issuance costs for revolving credit facility	(445)	—
Receipts under short-term borrowings	25,000	5,000
Payments under short-term borrowings	(25,000)	—
Cash dividends	(5,359)	(5,330)
Proceeds from exercise of stock options and employee stock purchase plan	38	212
Payments to purchase and retire common stock	(356)	(744)
Net Cash Provided by (Used in) Financing Activities	70,595	(22,759)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(512)	1,606
Cash and Cash Equivalents
Increase (decrease) during the period	(1,366)	(14,662)
Balance, beginning of period	71,804	108,733
Balance, end of period	$70,438	$94,071

Supplemental Disclosures
Cash paid during the period for
Interest	$5,292	$5,784
Income taxes	2,006	2,323
Non-cash investing and financing activities
Dividends declared not yet paid	5,319	5,285
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
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC. Interim results of operations for the first fiscal quarter ended December 29, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
We have a 5-4-4 week, quarterly accounting cycle with our fiscal year ending on the Saturday closest to September 30. Fiscal year 2019 ending on September 28, 2019 will consist of 52 weeks. Fiscal year 2018 ended on September 29, 2018 and consisted of 52 weeks.
Changes to Significant Accounting Policies
The following accounting policies have been updated since our fiscal year 2018 Annual Report on Form 10-K.
Revenue Recognition
As described in Note 2, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments on September 30, 2018 under the modified retrospective transition method. Our new revenue recognition accounting policy and disclosures relative to this guidance are included in Note 3.
NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability on the balance sheet for all leases with terms greater than 12 months. Lessees can forgo recognizing a right-of-use asset and lease liability with lease terms of 12 months or less on the balance sheet through accounting policy elections as long as the lease does not include options to renew or purchase the underlying assets that are reasonably certain to be exercised. The new guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements.
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
In December 2018, the FASB issued ASU No. 2018-20, Leases (842): Narrow-Scope Improvements for Lessors, which clarifies how to account for sales tax and similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components.
The aforementioned lease standards and amendments ("the new lease standard") are required to be adopted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The new lease standard is to be applied using a modified retrospective approach, which includes a number of optional practical expedients and an optional transition method. Early adoption is permitted. We intend to adopt the new lease standard for our fiscal year 2020. We are currently evaluation our lease portfolio; assessing system needs to support adoption of the new lease standard; and analyzing procedural changes, including updating our lease accounting policy as needed to reflect the new requirements of this standard. We continue to evaluate the impact that these changes in methodology will have on our financial condition, results of operations and disclosures.
Other
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the accounting for credit losses on instruments measured at amortized cost by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, which clarifies that a receivable arising from an operating lease that is accounted for by a lessor in accordance with Topic 842 is not within the scope of Subtopic 326. These standards are required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. The amendments are to be applied using a modified retrospective approach as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which adopted. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
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
Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments (collectively, "the new revenue standard" or "ASC 606") to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new revenue standard, a company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Determination of when and how revenue is recognized is based on a five-step analysis. Enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers are required.
We adopted the new revenue standard on September 30, 2018 for our fiscal year 2019 under the modified retrospective transition method. As of September 30, 2018, we recorded a cumulative-effect reduction to the opening balance of our fiscal year 2019 retained earnings of $6,227, net of tax, for the net deferral of previously recognized revenue and related cost of sales, partially offset by the capitalization and deferral of pre-contract costs. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 3 for our new revenue recognition accounting policy and disclosures relative to this guidance.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which amends existing guidance on extinguishing financial liabilities for certain prepaid stored-value products. The new standard requires recognition of the expected breakage amount or the value that is ultimately not redeemed either proportionally in earnings as redemption occurs or when redemption is remote, if issuers are not entitled to breakage. We adopted the new standard on a modified retrospective basis for the annual period ending September 28, 2019, including interim periods within that annual period. The adoption of this guidance had no impact on our financial condition, results of operations or disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. We adopted the new standard on a modified retrospective basis for the annual period ending September 28, 2019, including interim periods within that annual period. The adoption of this guidance had no impact on our financial condition, results of operations or disclosures.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period, with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line items that include the service cost and outside of operating income. These components are not eligible for capitalization in assets. We adopted the new standard for the annual period ending September 28, 2019, including interim periods within that annual period, retrospectively for the presentation in the income statement of the service cost component and the other components of net periodic pension cost and prospectively for the capitalization in assets of the service cost component of net periodic pension cost. The adoption of this guidance did not have a material impact on our current or prior year financial condition, results of operations or disclosures. Therefore, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in Accounting Standards Codification (ASC) 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. We early adopted the new standard on a modified retrospective basis for the annual period ending September 28, 2019, including interim periods within that annual period. The adoption of this guidance had no impact on our current or prior year financial condition, results of operations or disclosures.
NOTE 3          REVENUE
Adoption
We adopted the new revenue standard on September 30, 2018 for our fiscal year 2019 under the modified retrospective transition method. We applied the new revenue standard to all contracts which were not completed as of the effective date and elected not to apply contract modification guidance retrospectively. As a result of adoption, we recorded a cumulative-effect reduction to the opening balance of our fiscal year 2019 retained earnings of $6,227, net of tax, for the net deferral of previously recognized revenue and related cost of sales, partially offset by the capitalization and deferral of pre-contract costs.
The timing of revenue recognition for the majority of our products and contracts remains substantially unchanged under the new revenue standard, with the exception of certain contracts in our Test & Simulation segment (Test & Simulation). Dependent on contract-specific terms that evidence customer control of the work in process or an enforceable right to payment with no alternative use, certain contracts have a delay in revenue recognition until the customer takes control of the product, while certain contracts accelerate the recognition of revenue over the life of the contract. Under the new revenue standard, certain costs to obtain contracts (i.e., pre-contract costs) are capitalized at contract inception and recognized as revenue is earned. While we do not expect the adoption of the new revenue standard to have a significant impact on annual revenue recognized, our financial condition or results of operations, we do expect that it will have an impact on the timing of revenue recognition in interim periods.

The impact of adopting the new revenue standard on our Consolidated Statements of Income and Consolidated Balance Sheets is as follows:

Consolidated Statements of Income	Three Months Ended December 29, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue	$203,181	$198,438	$4,743
Cost of sales	124,876	120,420	4,456
Gross profit	78,305	78,018	287
Selling and marketing	32,089	32,252	(163)
Income tax provision (benefit)	696	615	81
Net income	10,501	10,132	369

Consolidated Balance Sheets	December 29, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$115,384	$123,814	$(8,430)
Unbilled accounts receivable, net	60,656	59,901	755
Inventories, net	183,465	164,298	19,167
Prepaid expenses and other current assets	30,085	25,933	4,152
Other long-term assets	3,841	2,845	996
Deferred income taxes	4,501	3,856	645
Liabilities and Shareholders' Equity
Advance payments from customers	101,367	87,148	14,219
Accrued income taxes	4,853	5,196	(343)
Other accrued liabilities	26,623	17,891	8,732
Deferred income taxes	50,846	52,074	(1,228)
Other long-term liabilities	12,623	10,871	1,752
Accumulated other comprehensive income (loss)	(3,691)	(3,702)	11
Retained earnings	299,493	305,351	(5,858)

The cumulative effect of the changes made to our September 29, 2018 Consolidated Balance Sheet from the modified retrospective adoption of the new revenue standard is as follows:

Consolidated Balance Sheets
	Balance at September 29, 2018	Adjustments due to ASC 606 Adoption	Balance at September 30, 2018
Assets
Accounts receivable, net	$122,243	$(4,481)	$117,762
Unbilled accounts receivable, net	70,474	(8,002)	62,472
Inventories, net	139,109	16,727	155,836
Prepaid expenses and other current assets	24,572	4,651	29,223
Other long-term assets	2,263	1,060	3,323
Deferred income taxes	3,249	643	3,892
Liabilities and Shareholders' Equity
Advance payments from customers	80,131	13,568	93,699
Other accrued liabilities	19,146	(2,504)	16,642
Deferred income taxes	46,482	(1,228)	45,254
Other long-term liabilities	4,894	6,989	11,883
Retained earnings	300,585	(6,227)	294,358
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing those services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are known, the contract has commercial substance and collectability of consideration is probable.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue standard. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Many of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. In situations when our contract includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For contracts with multiple performance obligations, we allocate the contract's transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
We do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Revenue is recorded net of taxes collected from customers, and taxes collected are recorded as current liabilities until remitted to the relevant government authority. Shipping and handling costs associated with outbound freight after control of a product has transferred are accounted for as a fulfillment cost and are included in cost of sales in the Consolidated Statements of Income.
The following is a description of the product offerings, end markets, typical revenue transactions and payment terms for each of our two reportable segments. See Note 16 for further information on reportable segments.
Test & Simulation
Test & Simulation manufactures and sells equipment and related software and services which are used by customers to characterize a product's mechanical properties or performance. Our solutions simulate forces and motions that customers expect their products to encounter in use or are necessary to properly characterize the product's performance. Primary Test & Simulation markets include transportation, infrastructure, energy, aerospace, materials science, medical, flight training and amusement parks. A typical system is a comprehensive solution which includes a reaction frame to hold the prototype specimen; a hydraulic or electro-mechanical power source; actuators to create the force or motion; and a computer controller with specialized software to coordinate the actuator movement and to measure, record and manipulate results. Our portfolio of Test & Simulation solutions includes standard, configurable testing products; engineered products which combine standard product configurations with a moderate degree of customization per customer specifications; and highly customized, highly engineered testing solutions built to address the customer's unique business need, which can include development of first-of-a-kind technology. To complement our Test & Simulation products, we provide our customers with a spectrum of services to maximize product performance including installation, product life cycle management, professional training, calibration and metrology, technical consulting and onsite and factory repair and maintenance. In addition, we sell a variety of accessories and spare parts. The manufacturing cycle for a typical system ranges from weeks to 12 months, depending on the complexity of the system and the availability of components, and can be up to three years for larger, more complex systems. For certain contracts, the order to revenue cycle may extend beyond the manufacturing cycle, such as when the manufacturing start date is driven by the customer's project timeline or when the contract terms require equipment installation and commissioning and customer acceptance prior to point-in-time revenue recognition.
Test & Simulation contracts often have multiple performance obligations, most commonly due to the contract covering multiple phases of the product life cycle (i.e., equipment design and production, installation and commissioning, extended warranty and software maintenance). The primary method used to estimate standalone selling price is the expected cost plus a margin approach under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
Test & Simulation revenue is recognized either over time as work progresses or point-in-time, depending on contract-specific terms and the pattern of transfer of control of the product or service to the customer. Revenue from services is recognized in the period the service is performed or ratably over the period of the related service contract. Equipment revenue is recognized over time when: (i) control is transferred to the customer over time as work progresses; or (ii) contract terms evidence customer control of the work in process or an enforceable right to payment with no alternative use. Equipment revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Equipment contract costs include materials, component parts, labor and overhead costs.
Equipment revenue is recognized point-in-time when either: (i) control is transferred to the customer at a point-in-time when obligations under the terms of the contract are satisfied; or (ii) contract terms do not evidence customer control of the work in process or an enforceable right to payment with no alternative use, and consequently revenue is deferred as work progresses. Satisfaction of performance obligations under the terms of the contract occurs either upon product shipment (as evidenced by delivery or shipment terms), completion of equipment installation and commissioning, or customer acceptance.
For our Test & Simulation contracts with customers, payment terms vary and are subject to negotiation. Typical payment terms include progress payments based on specified events or milestones. For some contracts, we are entitled to receive an advance payment.
Sensors
Our Sensors segment (Sensors) manufactures and sells high-performance sensors which provide measurements of vibration, pressure, position, force and sound in a variety of applications. Our Sensors products are used to enable automation, enhance precision and safety, and lower our customers' production costs by improving performance and reducing downtime. Primary Sensors markets include automotive, aerospace and defense, industrial, and research and development. Our Sensors products are sold as configurable, standard units; utilize piezoelectric or magnetostriction technology; and are ideal for use in harsh operating environments to provide accurate and reliable sensor information. To complement our Sensors products, we also provide spare parts and services. The cycle from contract inception to shipment of equipment is typically one to three months, with the exception of certain high-volume contracts which are fulfilled in a series of shipments over an extended period.
Our Sensors contracts generally have a single performance obligation which is satisfied at a point in time. The performance obligation is a stand-alone sensor product, accessory, service or software license. Sensors contracts are generally fixed-price purchase order fulfillment contracts, and the transaction price is equal to the observable consideration in the contract. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon product shipment (as evidenced by shipment or delivery terms) or with the performance of the service.
For our Sensors contracts with customers, payment terms are generally within 90 days. The timing of satisfying our Sensors performance obligations does not vary significantly from the typical timing of payment. For certain high-volume contracts, we are entitled to receive an advance payment.

Disaggregation of Revenue
We disaggregate our revenue by reportable segment, sales type (product or service), the timing of recognition of revenue for transfer of goods or services to customers (point-in-time or over time), and geographic market based on the billing location of the customer. See Note 16 for further information on our reportable segments and intersegment revenue.

	Three Months Ended December 29, 2018
	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$98,907	$76,500	$(329)	$175,078
Service	26,653	1,450	—	28,103
Total revenue	$125,560	$77,950	$(329)	$203,181

Timing of recognition
Point-in-time	$79,619	$77,950	$(329)	$157,240
Over time	45,941	—	—	45,941
Total revenue	$125,560	$77,950	$(329)	$203,181

Geographic market
Americas	$39,489	$37,729	$(329)	$76,889
Europe	28,627	25,348	—	53,975
Asia	57,444	14,873	—	72,317
Total revenue	$125,560	$77,950	$(329)	$203,181
Contract Assets and Liabilities
Contract assets and contract liabilities are as follows:

	December 29, 2018	September 29, 2018
Contract assets	$60,656	$70,474
Contract liabilities	109,225	80,131
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivable (contract assets) and advance payments from customers (contract liabilities). Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. Contract liabilities represent payments received from customers at contract inception and at milestones per contract provisions. These payments are recorded in advance payments from customers and other long-term liabilities in our Consolidated Balance Sheets (current and non-current portions, respectively) and are liquidated as revenue is recognized. Conversely, when billing occurs subsequent to revenue recognition for contracts recognized over time, balances are recorded in unbilled accounts receivable, net in our Consolidated Balance Sheets. As customers are billed, unbilled accounts receivable balances are transferred to accounts receivable, net in the Consolidated Balance Sheets.

Significant changes in contract assets and contract liabilities are as follows:

Contract Assets
Balance, September 29, 2018	$70,474
Cumulative transition adjustment upon adoption	(8,002)
Changes in estimated stage of completion	33,096
Transfers to accounts receivable, net	(36,642)
Acquisitions[1]	749
Other	981
Balance, December 29, 2018	$60,656

Contract Liabilities
Balance, September 29, 2018	$80,131
Cumulative transition adjustment upon adoption	20,557
Revenue recognized included in balance at beginning of period	(40,511)
Increases due to payments received, excluding amounts recognized as revenue during period	43,383
Acquisitions[1]	5,561
Other	104
Balance, December 29, 2018	$109,225
1    See Note 18 for additional information regarding acquisitions.
Remaining Performance Obligations
As of December 29, 2018, we had approximately $197,600 of remaining performance obligations on contracts with an original expected duration of one year or more which are primarily related to Test & Simulation. As of December 29, 2018, we expect to recognize approximately 63% of these remaining performance obligations as revenue within one year, an additional 30% within two years and the balance thereafter. We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Contract Estimates
For contracts recognized over time, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and internal and subcontractor performance.
Pricing is established at or prior to the time of sale with our customers, and we record sales at the agreed-upon selling price. The terms of a contract or the historical business practice can give rise to variable consideration due to but not limited to volume discounts, penalties and early payment discounts. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. In general, variable consideration in our contracts relates to the entire contract. As a result, the variable consideration is allocated proportionately to all performance obligations. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception. There are no significant instances where variable consideration is constrained and not recorded at the initial time of sale.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified. Our review of contract-related estimates has not resulted in adjustments that are significant to our results of operations.

Contract Modifications
When contracts are modified to account for changes in contract specifications and requirements, we consider whether the modification either creates new, or changes existing, enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original product or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at a relative stand-alone selling price, they are accounted for as a new contract and performance obligation and recognized prospectively.
Warranties and Returns
For both Test & Simulation and Sensors, we provide a manufacturer's warranty on our products and systems which is included in customer contracts. At the time a sale is recognized, we record estimated future warranty costs. See Note 5 for further discussion of our product warranty liabilities. We also offer separately-priced extended warranties or service-type contracts on certain products for which revenue is recognized over the contractual period or as services are rendered.
Our sales terms generally do not allow for a right of return except for situations where the product fails. When the right of return exists, we recognize revenue for the transferred products at the expected amount of consideration for which we will be entitled.
Pre-contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., pre-contract costs) when costs are considered recoverable. Capitalized pre-contract costs, consisting primarily of Test & Simulation sales commissions, are amortized as the related revenue is recognized. We recognized total capitalized pre-contract costs of $5,589 in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets as of December 29, 2018 and related expense of $2,620 in the Consolidated Statements of Income during the three months ended December 29, 2018.
NOTE 4          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	December 29, 2018	September 29, 2018
Components, assemblies and parts	$106,496	$93,020
Customer projects in various stages of completion	66,466	35,675
Finished goods	10,503	10,414
Total inventories, net	$183,465	$139,109
We adopted the new revenue standard effective September 30, 2018 under the modified retrospective transition method. See Note 3 for the impact of this adoption on our Consolidated Balance Sheets.
NOTE 5          WARRANTY OBLIGATIONS
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

Changes to accrued warranty costs are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Beginning accrued warranty costs	$5,418	$6,018
Warranty claims	(2,892)	(1,175)
Warranty provisions	2,707	985
Adjustments to preexisting warranties	—	—
Currency translation	(4)	4
Ending accrued warranty costs	$5,229	$5,832
NOTE 6          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	December 29, 2018	September 29, 2018
Land and improvements	$2,881	$2,881
Buildings and improvements	58,750	58,880
Machinery and equipment	207,275	203,647
Assets held under capital leases	2,796	2,815
Total property and equipment	271,702	268,223
Less: Accumulated depreciation	(182,436)	(177,954)
Total property and equipment, net	$89,266	$90,269
Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test & Simulation	Sensors	Total
Balance, September 29, 2018	$24,631	$344,644	$369,275
Acquisitions [1]	32,791	—	32,791
Currency translation	100	(14)	86
Balance, December 29, 2018	$57,522	$344,630	$402,152
1    See Note 18 for additional information regarding acquisitions.
Intangible Assets
Intangible assets are as follows:

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$33,478	$(15,859)	$17,619	6.4
Technology and patents	59,079	(13,005)	46,074	14.9
Trademarks and trade names	12,688	(3,162)	9,526	20.5
Customer lists	178,655	(25,957)	152,698	15.7
Land-use rights	2,332	(791)	1,541	26.0
Other	3,205	(87)	3,118	4.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$346,937	$(58,861)	$288,076	14.6

	September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$31,251	$(15,860)	$15,391	6.5
Technology and patents	46,405	(12,188)	34,217	14.9
Trademarks and trade names	6,754	(2,987)	3,767	25.4
Customer lists	156,971	(23,314)	133,657	15.8
Land-use rights	2,336	(730)	1,606	26.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$301,217	$(55,079)	$246,138	14.8

[2]	The gross carrying amount of software development costs as of December 29, 2018 and September 29, 2018 includes $17,619 and $15,391, respectively, of intangible assets not yet placed in service.
Amortization expense recognized is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Amortization expense	$3,816	$3,479
Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2019	$12,794
2020	16,779
2021	17,784
2022	18,607
2023	17,817
2024	17,465
Thereafter	129,330

Future amortization amounts presented above are estimates. Actual future amortization expense may be different due to fluctuations in foreign currency exchange rates, future acquisitions, impairments, changes in amortization periods or other factors.
NOTE 7          FAIR VALUE MEASUREMENTS
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

	December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$405	$—	$405
Interest rate swaps [2]	—	4,889	—	4,889
Total assets	—	5,294	—	5,294

Liabilities
Currency contracts [1]	—	758	—	758
Total liabilities	$—	$758	$—	$758

	September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$1,080	$—	$1,080
Interest rate swaps [2]	—	7,411	—	7,411
Total assets	—	8,491	—	8,491

Liabilities
Currency contracts [1]	—	173	—	173
Total liabilities	$—	$173	$—	$173

[1]
Based on observable market transactions of spot currency rates and forward currency rates on equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. See Note 8 for additional information on derivative financial instruments.

[2]
Based on London Interbank Offered Rate (LIBOR) and spot rates. Carrying amount of the financial asset is equal to the fair value. See Note 8 for additional information on derivative financial instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain financial instruments at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets and other long-lived assets acquired either as part of a business acquisition, individually or with a group of other assets, as well as property and equipment. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements and new product introductions. Fair value measurements of the reporting units associated with our goodwill balances and our indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed. Fair value measurements associated with our intangible assets, other long-lived assets and property and equipment are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable. See Note 6 for additional information on goodwill, indefinite-lived intangible assets, other long-lived assets and property and equipment.
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

Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair values of our debt are as follows:

	December 29, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$4,902	$4,532	$—	$4,532	$—
Tranche B term loan [2]	390,266	378,558	—	378,558	—
Total debt	$395,168	$383,090	$—	$383,090	$—

	September 29, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$7,290	$8,626	$—	$8,626	$—
Tranche B term loan [2]	391,416	395,330	—	395,330	—
Total debt	$398,706	$403,956	$—	$403,956	$—

[1]
The fair value of the 8.75% tangible equity units (TEUs) is based on the most recently quoted price for the outstanding securities, adjusted for any known significant deviations in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. See Note 13 for additional information on the TEUs.

[2]
The fair value of the tranche B term loan is based on the most recently quoted market price for the outstanding debt instrument, adjusted for any known significant deviations in value. The estimated fair value of the debt obligation is not necessarily indicative of the amount that would be realized in a current market exchange. See Note 9 for additional information on debt instruments.

NOTE 8          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

	December 29, 2018
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$405	$170
Interest rate swaps	4,889	—
Total designated hedge derivatives	5,294	170
Undesignated hedge derivatives
Balance sheet derivatives	—	588
Total hedge derivatives	$5,294	$758

	September 29, 2018
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$989	$173
Interest rate swaps	7,411	—
Total designated hedge derivatives	8,400	173
Undesignated hedge derivatives
Balance sheet derivatives	91	—
Total hedge derivatives	$8,491	$173

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets are as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount
December 29, 2018
Assets	$5,294	$—	$5,294	$(169)	$—	$5,125
Liabilities	170	—	170	(169)	—	1

September 29, 2018
Assets	$8,400	$—	$8,400	$(173)	$—	$8,227
Liabilities	173	—	173	(173)	—	—

Cash Flow Hedging – Currency Risks
Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Gains and losses related to changes in the market value of these contracts are reported as a component of accumulated other comprehensive income (AOCI) within shareholders' equity in the Consolidated Balance Sheets and reclassified to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. We periodically assess whether our currency exchange contracts are effective and, when a contract is determined to be no longer effective as a hedge, we discontinue hedge accounting prospectively.
As of December 29, 2018 and September 29, 2018, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $37,953 and $39,856, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $22,804 and $29,315 as of December 29, 2018 and September 29, 2018, respectively. As of December 29, 2018, the net market value of the foreign currency exchange contracts was a net asset of $235, consisting of $405 in assets and $170 in liabilities. As of September 29, 2018, the net market value of the foreign currency exchange contracts was a net asset of $816, consisting of $989 in assets and $173 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Beginning unrealized net gain (loss) in AOCI	$672	$(443)
Net (gain) loss reclassified into revenue	(585)	158
Net gain (loss) recognized in OCI	127	(159)
Ending unrealized net gain (loss) in AOCI	$214	$(444)

As of December 29, 2018, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $105. The maximum remaining maturity of any forward or optional contract as of December 29, 2018 was 1.3 years.
Interest Rate Swaps
On October 20, 2016, we entered into a floating to fixed interest rate swap agreement to mitigate our exposure to interest rate increases related to a portion of our tranche B term loan facility. The total notional amount of the interest rate swap was $225,000 as of December 29, 2018. The swap agreement expires April 3, 2021. As a result of this agreement, every month we pay fixed interest at 1.256% in exchange for interest received at one month U.S. LIBOR. The market value of the interest rate swap as of December 29, 2018 was an asset of $4,889. The interest rate swap has been designated as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within shareholders' equity in the Consolidated Balance Sheets.
The pretax amounts recognized in AOCI on interest rate swaps, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Beginning unrealized net gain (loss) in AOCI	$7,411	$3,499
Net (gain) loss reclassified into interest expense	(584)	(19)
Net gain (loss) recognized in OCI	(1,938)	1,547
Ending unrealized net gain (loss) in AOCI	$4,889	$5,027
As of December 29, 2018, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2,777.
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
As of December 29, 2018 and September 29, 2018, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $130,780 and $90,816, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of December 29, 2018 and September 29, 2018 was $40,991 and $28,271, respectively. As of December 29, 2018 and September 29, 2018, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $588 and a net asset of $91, respectively.
The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Net gain (loss) recognized in other income (expense), net	$7	$(179)

NOTE 9          FINANCING
Long-term debt consists of the following:

	December 29, 2018	September 29, 2018
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$390,266	$391,416
Revolving credit facility, non-current portion, expiring July 5, 2022	80,391	—
Tangible equity units, 8.75% coupon, maturing July 1, 2019 [1]	4,902	7,290
Capital lease obligations	1,846	2,000
Total long-term debt	477,405	400,706
Less: Unamortized underwriting discounts, commissions and other expenses	(7,766)	(8,623)
Less: Current maturities of tranche B term loan debt [2,3]	(28,600)	(28,600)
Less: Current maturities of TEU debt [2]	(4,902)	(7,290)
Less: Current maturities of capital lease obligations [2]	(551)	(553)
Total long-term debt, less current maturities, net	$435,586	$355,640

[1]	See Note 13 for additional information on our TEUs issued in the third quarter of fiscal year 2016.

[2]
In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $3,591 and $3,705 as of December 29, 2018 and September 29, 2018, respectively.

[3]
As of December 29, 2018 and September 29, 2018, current maturities of tranche B term loan consist of the 1% annual payment and the calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.

Tranche B Term Loan and Revolving Credit Facility
We have a credit agreement with U.S. Bank National Association and HSBC Bank USA, National Association as Co-Documentation Agents, Wells Fargo Bank, National Association as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent and JP Morgan Chase Bank, N.A. and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers (the Credit Agreement). The Credit Agreement as amended provides for senior secured credit facilities consisting of a $150,000 revolving credit facility (the Revolving Credit Facility), which expires on July 5, 2022, and a $460,000 tranche B term loan facility (the Term Facility) which expires on July 5, 2023. The proceeds of the Revolving Credit Facility can be drawn upon to refinance existing indebtedness, for working capital and other general corporate purposes up to a maximum of $150,000. The Term Facility amortizes in equal quarterly installments equal to 1% of the original principal amount. The proceeds of the Term Facility were used for financing the acquisition of PCB Group, Inc. (PCB) in fiscal year 2016. Borrowings on the Revolving Credit Facility were used for financing the acquisition of E2M Technologies B.V. (E2M) in the first quarter of fiscal year 2019.
In the first quarter of fiscal year 2019, in conjunction with the E2M acquisition, we entered into a third amendment to the Credit Agreement to increase the borrowing capacity on the Revolving Credit Facility from $120,000 to $150,000 and extend the expiration date of the Revolving Credit Facility from July 5, 2021 to July 5, 2022. Additionally, the required performance levels under certain financial covenants were modified. During the three months ended December 29, 2018, we incurred debt financing costs of $541 as a result of this amendment which were capitalized in current maturities of long-term debt, net and long-term debt, less current maturities, net in the Consolidated Balance Sheets.
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowing (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowing (each as defined in the Credit Agreement). ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans shall not be less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of December 29, 2018, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans shall not be less than 0.75% per annum. Based on our leverage ratio as of December 29, 2018, the Applicable Rate for Eurocurrency Revolving Loans was 3.00%. As of December 29, 2018, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 2.46%. The weighted average interest rate on Term Facility debt during the three months ended December 29, 2018 was 5.57%.
As of December 29, 2018, there was $80,391 of outstanding borrowings under the Revolving Credit Facility which is included in long-term debt, less current maturities, net in the Consolidated Balance Sheets. As of September 29, 2018, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $20,221 and $20,448 as of December 29, 2018 and September 29, 2018, respectively, leaving approximately $49,388 and $99,552, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.25% and 0.40% based on our leverage ratio. During the three months ended December 29, 2018 and December 30, 2017, commitment fees incurred totaled $72 and $79, respectively.
The Credit Agreement governing the Term Facility requires us to prepay outstanding term loans, subject to certain exceptions, depending on the leverage ratio with (a) up to 50% of the our annual Excess Cash Flow (as defined in the Credit Agreement) and (b) 100% of the net cash proceeds of (i) certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and (ii) any incurrence or issuance of certain debt, other than debt permitted under the Credit Agreement. We may voluntarily prepay outstanding loans under the Term Facility at any time without premium or penalty. All obligations under the Credit Agreement are unconditionally guaranteed by certain of our existing wholly-owned domestic subsidiaries, and are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiary guarantors.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of December 29, 2018 and September 29, 2018, we were in compliance with these financial covenants.
See Note 7 for additional information on the fair value of the tranche B term loan and the TEU debt.
Interest Rate Swaps
On October 20, 2016, in order to mitigate our exposure to interest rate increases on our variable rate debt, we entered into a variable to fixed amortizing interest rate swap. See Note 8 for additional information on derivative financial instruments.
The interest rate swap will be reduced to the following notional amounts over the next three years:

Notional Amount
October 3, 2019	$180,000
October 3, 2020	125,000
April 3, 2021	—
NOTE 10          STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. As of December 29, 2018, a total of 967 shares were available for issuance under the 2017 Plan.
We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2019, 2018 and 2017, the annual stock grant occurred in December 2018, April 2018 and April 2017, respectively.

Stock Options
During the three months ended December 29, 2018, 230 stock options were granted at a weighted average fair value of $9.89. During the three months ended December 30, 2017, no stock options were granted.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the three months ended December 29, 2018, we granted 106 restricted stock units and 40 performance restricted stock units to directors, officers and employees. During the three months ended December 30, 2017, we granted 1 restricted stock units and no performance restricted stock units. The fair value of the restricted stock units and performance restricted stock units granted during the three months ended December 29, 2018 and December 30, 2017 was $45.80 and $51.78, respectively, representing the market value of our shares as of the date of grant less the present value of estimated foregone dividends over the vesting period.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. As of December 29, 2018, 615 shares were available for issuance under the 2012 ESPP. During the three months ended December 29, 2018 and December 30, 2017, we issued no shares under the 2012 ESPP.
NOTE 11          EMPLOYEE BENEFIT PLANS
We sponsor a non-contributory, defined benefit pension plan for eligible employees of one of our German subsidiaries. Net periodic benefit cost for our defined benefit pension plan includes the following components:

	Three Months Ended
	December 29, 2018	December 30, 2017
Service cost	$322	$318
Interest cost	155	159
Expected return on plan assets	(322)	(315)
Net amortization and deferral	137	130
Net periodic benefit cost	$292	$292

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three months ended December 29, 2018 and December 30, 2017 was 5.5%.
NOTE 12          INCOME TAXES
The Tax Cuts and Jobs Act (the Tax Act) was enacted into law on December 22, 2017 and made significant changes to U.S. federal corporate tax law. Effective January 1, 2018, the Tax Act lowered the U.S. corporate tax rate from 35% to 21% and prompted various other changes to U.S. federal corporate tax law, including the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations and a one-time deemed repatriation tax on untaxed foreign earnings. The Tax Act resulted in a U.S. federal blended statutory rate of 24.5% for fiscal year 2018 and a rate of 21.0% for fiscal year 2019.
Generally, the impacts of new tax legislation would be required to be recorded in the period of enactment, which was our first quarter of fiscal year 2018. However, in March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which incorporates various SEC paragraphs from Staff Accounting Bulletin No. 118 into income tax accounting guidance effective immediately, allowing registrants to record provisional amounts during a one-year measurement period.
As of December 29, 2018, we have completed our accounting for the tax effects of the Tax Act. As a result, the income tax provision for the three months ended December 29, 2018 included certain discrete benefits of $1,293 for Tax Act measurement period adjustments. The discrete benefits related to $1,297 of additional dividends received deduction for certain foreign tax credits included in the mandatory deemed repatriation tax calculation, partially offset by $4 expense for other Tax Act measurement period adjustments. The additional dividends received deduction is based on our assessment of the treatment under the applicable provisions of the Tax Act as currently written and enacted. If, in the future, Congress or the Department of the Treasury provides legislative or regulatory updates, this could change our assessment of the benefit associated with the dividends received deduction, and we may be required to recognize additional tax expense up to the full amount of the $1,297 in the period such updates are issued.

Excluding the impact of certain discrete benefits in the current and prior year, the effective tax rate for the three months ended December 29, 2018 was essentially flat compared to the same prior year period. Factors that increased the effective tax rate for the three months ended December 29, 2018 included impacts of the Tax Act, such as elimination of the domestic manufacturing deduction and the implementation of the global intangible low-taxed income (GILTI) provision. These increases were offset by favorable aspects of the Tax Act, such as the decrease in the U.S. income tax rate and provisions for incentivizing foreign-derived intangible income (FDII). In the first quarter of fiscal year 2019, we made an accounting policy election to treat the future tax impacts of the GILTI provisions of the Tax Act as a period cost to the extent applicable.
The income tax benefit for the three months ended December 30, 2017 included certain discrete benefits of $25,378 for the estimated impact of the Tax Act. The discrete benefits related to $32,264 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,886 of estimated expense associated with the mandatory deemed repatriation tax. The income tax benefit for fiscal year 2018 included certain discrete benefits of $25,008 for the estimated impact of the Tax Act. The discrete benefits primarily related to $31,647 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,639 of estimated expense associated with the mandatory deemed repatriation tax.
As of December 29, 2018, the liability for unrecognized tax benefits was $7,010, of which $4,529 would favorably affect our effective tax rate, if recognized. As of September 29, 2018, the liability for unrecognized tax benefits was $6,158, of which $3,740 would favorably affect our effective tax rate, if recognized. As of December 29, 2018, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
NOTE 13          SHAREHOLDERS' EQUITY
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
During the fourth quarter of fiscal year 2017, certain holders of our TEUs elected to early convert the equity component on 473 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 939 shares of our common stock. During fiscal years 2019 and 2018, no holders of our TEUs elected to early convert the equity component of our outstanding TEUs. There were 677 units of the equity component of TEUs outstanding as of both December 29, 2018 and September 29, 2018.
Debt Component
The amortizing senior note was issued with an initial principal amount of $27,386, or $23.8136 per TEU. Equal quarterly cash installments of $2.1875 per amortizing note are paid, which in the aggregate are equivalent to a 8.75% cash distribution per year with respect to each $100 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal.
Earnings Per Common Share
The TEUs have a dilutive effect on our earnings per share. The 1.9841 minimum shares to be issued are included in the calculation of basic weighted average shares outstanding. The 0.3969 difference between the minimum shares and the 2.3810 maximum shares are potentially dilutive, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the applicable market value is higher than the reference price but less than the threshold appreciation price. See Note 14 for additional information regarding the calculation of earnings per share.
Capped Calls
In connection with the pricing of the TEUs sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. The initial Capped Calls were for 2,282 equivalent shares of our common stock with a strike price of $50.40, a cap price of $58.80 and an expiration date of July 1, 2019. The value of the Capped Calls is settled with shares of our common stock, based on the approximate market value of our common stock at such time, and could be settled as the TEUs were early converted or settled upon expiration on July 1, 2019 (Capped Call Expiration). During the fourth quarter of fiscal year 2017, we settled approximately 10% of the Capped Calls, which resulted in us receiving and retiring 12 shares of our common stock. No Capped Calls were settled during fiscal years 2019 and 2018.
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
As of December 29, 2018, the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, which will be realized if the average market value of our common stock as defined in the Capped Call Agreements is at or below $50.40 or at $57.97, respectively, upon Capped Call Expiration.
NOTE 14          EARNINGS PER SHARE
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
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 930 and 496 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended December 29, 2018 and December 30, 2017, respectively.
In connection with the pricing of the TEUs, we purchased capped calls. The capped calls will not be reflected in the calculation of diluted earnings per share until settled as they will lead to a net reduction in common shares outstanding or anti-dilution. See Note 13 for additional information on our equity instruments.
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Net income	$10,501	$33,151

Weighted average common shares outstanding	19,216	19,124
Effect of dilutive securities
Stock-based compensation	148	130
Tangible equity units	192	—
Weighted average dilutive common shares outstanding	19,556	19,254

Earnings per share
Basic	$0.55	$1.73
Diluted	0.54	1.72
NOTE 15          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is as follows:

	Three Months Ended
	December 29, 2018
	Pre-tax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(1,503)	$—	$(1,503)
Derivative instruments
Unrealized net gain (loss)	(1,811)	395	(1,416)
Net (gain) loss reclassified to earnings	(1,169)	255	(914)
Defined benefit pension plan
Unrealized net gain (loss)	(2,213)	668	(1,545)
Net (gain) loss reclassified to earnings	137	(41)	96
Currency exchange rate gain (loss)	115	—	115
Other comprehensive income (loss)	$(6,444)	$1,277	$(5,167)

	Three Months Ended
	December 30, 2017
	Pre-tax	Tax	Net
Foreign currency translation gain (loss) adjustments	$2,499	$—	$2,499
Derivative instruments
Unrealized net gain (loss)	1,389	(359)	1,030
Net (gain) loss reclassified to earnings	139	(36)	103
Defined benefit pension plan
Unrealized net gain (loss)	530	(160)	370
Net (gain) loss reclassified to earnings	130	(39)	91
Currency exchange rate gain (loss)	(87)	—	(87)
Other comprehensive income (loss)	$4,600	$(594)	$4,006

The changes in the net-of-tax balances of each component of AOCI are as follows:

	Three Months Ended
	December 29, 2018
	Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$1,772	$6,320	$(6,616)	$1,476
Other comprehensive net gain (loss) reclassifications	(1,503)	(1,416)	(1,430)	(4,349)
Net (gain) loss reclassified to earnings	—	(914)	96	(818)
Other comprehensive income (loss)	(1,503)	(2,330)	(1,334)	(5,167)
Ending balance	$269	$3,990	$(7,950)	$(3,691)

	Three Months Ended
	December 30, 2017
	Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$3,946	$1,953	$(6,452)	$(553)
Other comprehensive net gain (loss) reclassifications	2,499	1,030	283	3,812
Net (gain) loss reclassified to earnings	—	103	91	194
Other comprehensive income (loss)	2,499	1,133	374	4,006
Ending balance	$6,445	$3,086	$(6,078)	$3,453

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	December 29, 2018	December 30, 2017
Derivative instruments
Currency exchange contracts gain (loss)	$585	$(158)	Revenue
Interest rate swap contracts gain (loss)	584	19	Interest expense, net
Income tax benefit (expense)	(255)	36	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	914	(103)	Net income
Defined benefit pension plan
Actuarial loss	—	(71)	Cost of sales
Actuarial loss	—	(37)	Selling and marketing
Actuarial loss	—	(22)	General and administrative
Actuarial loss	(137)	—	Other income (expense), net [1]
Total actuarial loss	(137)	(130)	Income before income taxes
Income tax benefit	41	39	Income tax provision (benefit)
Total net loss on pension plan	(96)	(91)	Net income
Total net of tax reclassifications out of AOCI included in net income	$818	$(194)

[1]
Change in classification of actuarial loss on defined benefit pension plan related to the adoption of ASU No. 2017-07 in fiscal year 2019. See Note 2 for additional information on the impact of adoption.

NOTE 16          BUSINESS SEGMENT INFORMATION
Our Chief Executive Officer (the Chief Operating Decision Maker) regularly reviews financial information for our two reportable segments, Test & Simulation and Sensors. Test & Simulation manufactures and sells equipment and related software and services which are used by customers to characterize a product's mechanical properties or performance. Sensors manufactures and sells high-performance sensors which provide measurements of vibration, pressure, position, force and sound in a variety of applications.
In evaluating each segment's performance, our Chief Executive Officer focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting, and general and administrative costs are allocated to the reportable segments on the basis of revenue. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 and in Note 3 of this Quarterly Report on Form 10-Q.
Intersegment revenue is based on standard costs with reasonable mark-ups established between the reportable segments. All significant intersegment amounts are eliminated to arrive at consolidated financial results.

Financial information by reportable segment is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Revenue
Test & Simulation	$125,560	$118,203
Sensors	77,950	75,959
Intersegment eliminations	(329)	—
Total revenue	$203,181	$194,162

Income from operations
Test & Simulation	$7,331	$5,609
Sensors	10,634	10,888
Intersegment eliminations	1	—
Total income from operations	$17,966	$16,497
NOTE 17          RESTRUCTURING AND RELATED COSTS
Fiscal Year 2018 Restructuring
During the fourth quarter of fiscal year 2018, we initiated a Test & Simulation workforce reduction intended to simplify the organization and reduce the overall cost structure. No restructuring expenses were recognized in the three months ended December 29, 2018 or December 30, 2017 related to this restructuring action. As of December 29, 2018, we have incurred a total of $880 of pre-tax severance and related expense. Remaining expenses are expected to be paid in the second quarter of fiscal year 2019.

Fiscal Year 2017 Restructuring
During the fourth quarter of fiscal year 2017, we initiated a series of Test & Simulation workforce reductions and facility closures intended to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in our growth initiatives. These actions include the transfer of certain production operations in China to a contract manufacturing partner throughout fiscal years 2018 and 2019. As a result, during the three months ended December 29, 2018 and December 30, 2017, we recorded $130 and $93 of pre-tax severance and related expense, respectively, and $0 and $162 of pre-tax facility closure costs, respectively. As of December 29, 2018, we have incurred a total of $4,871 of pre-tax expense, including $4,579 and $292 of pre-tax expense related to severance and facility closure costs, respectively. Remaining expenses are expected to be paid in the second quarter of fiscal year 2019.
Restructuring expenses included in our Consolidated Statements of Income for the above restructuring actions are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
	Test & Simulation	Test & Simulation
Cost of sales	$117	$120
Selling and marketing	—	—
General and administrative	13	135
Research and development	—	—
Total restructuring expense	$130	$255

Restructuring expense accruals included in payroll and related costs in the Consolidated Balance Sheets for the above restructuring actions are as follows:

	2018	2017
	Test and Simulation	Test and Simulation
Balance, September 29, 2018	1,051	$2,933
Restructuring expense	—	130
Payments	(1,010)	(2,789)
Other adjustments	—	—
Currency translation	—	—
Balance, December 29, 2018	41	$274
NOTE 18          BUSINESS ACQUISITIONS
On November 21, 2018, we acquired all ownership interests of E2M for a cash purchase price of $79,772. Based in Amsterdam, Netherlands, E2M is a leading manufacturer of high force, electrically driven actuation systems, serving primarily the human-rated entertainment and training simulation markets. The acquisition of E2M expands our technology and product offerings for human-rated simulation systems and brings key regulatory approvals and customers in the flight simulation and entertainment markets. The transaction was accounted for under the acquisition method of accounting. The acquired assets, liabilities and operating results have been included in our financial statements within Test & Simulation from the date of acquisition. During the three months ended December 29, 2018, we included $3,521 of revenue from E2M in our Consolidated Statements of Income. We funded the acquisition of E2M with borrowings on our Revolving Credit Facility. Costs of $773 associated with the acquisition of E2M were expensed as incurred. Pro forma information related to the acquisition of E2M has not been included as the impact on our consolidated results of operations was not considered material.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed net of cash acquired, as of the date of acquisition:

		Finite-Lived Intangible Asset Lives (Years)
Asset (Liability)
Accounts receivable	$5,435
Unbilled accounts receivable	749
Inventories	12,382
Prepaid expenses and other current assets	123
Property and equipment	672
Intangible assets
Customer lists	21,595	15
Trademarks and trade names	5,926	15
Technology	12,650	15
Other intangible assets	3,191	4
Other long-term assets	60
Purchased goodwill	32,791
Accounts payable	(3,999)
Accrued payroll and related costs	(1,330)
Advance payments from customers	(5,561)
Accrued income taxes	(290)
Other accrued liabilities	(131)
Deferred income taxes	(6,231)
Net assets acquired	$78,032

Supplemental information:
Purchase price	$79,772
Less: Cash acquired	(1,740)
Purchase price, net of cash acquired	$78,032
The allocation of purchase price consideration is considered preliminary as of December 29, 2018 with provisional amounts primarily related to inventory, intangible assets, advanced payments to customers and certain tax related items included as our allocation process has not been completed. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.
Goodwill was calculated as the difference between the acquisition date fair value of the total purchase price consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. This resulted in a purchase price in excess of the fair value of identifiable net assets acquired. The purchase price also included the fair value of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. All of the goodwill was assigned to Test & Simulation. None of the goodwill is deductible for income tax purposes.
The preliminary fair value of the acquired intangible assets was $43,362. The acquired intangible assets are being amortized on a straight-line basis over the useful lives identified in the table above.

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
Overview
MTS Systems Corporation's testing and simulation hardware, software and service solutions help customers accelerate and improve their design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products and structures. Our high-performance sensors provide measurements of vibration, pressure, position, force and sound in a variety of applications. As of September 29, 2018, we had 3,400 employees and revenue of $778,032 for fiscal year 2018.
Further globalization and expansion of many industries along with growth in emerging markets, such as China and India, provide a strong and vibrant market base from which we can grow revenue. We have aligned our organizational structure to be more flexible to the demands of globalized and volatile markets by adjusting our structure to be more cost effective and nimble in responding to our customers' needs. We are looking ahead to delivering distinctive business performance through our commitment to sustain the differentiated competitive advantage that comes from offering an innovative portfolio of Test & Simulation and Sensors solutions that create value for customers and are delivered with total customer satisfaction.
Acquisition
On November 21, 2018, we acquired E2M Technologies B.V. (E2M) for a cash purchase price of $79,772. We funded the acquisition of E2M through borrowings on our Revolving Credit Facility. See Note 18 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the acquisition of E2M.
Financing
On November 21, 2018, we amended the Credit Agreement to increase the size of our Revolving Credit Facility from $120,000 to $150,000 and to extend the expiration date to July 5, 2022. The size of the facility was increased to finance the purchase of E2M. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the amendment to the Credit Agreement.
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
Adoption of New Revenue Recognition Standard
In fiscal year 2019, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments (collectively, “the new revenue standard” or “ASC 606”). See Note 2 and Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the impact of this adoption on our Consolidated Income Statements and Consolidated Balance Sheets.
Terms
The terms "MTS," "we," "us," "the Company" or "our" in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refer to MTS Systems Corporation and its wholly owned subsidiaries.

Financial Results
Total Company
Results of Operations
The following table compares results of operations, separately identifying the estimated impact of currency translation, the acquisition of E2M in the first quarter of fiscal year 2019 and restructuring costs incurred in fiscal year 2019.

	Three Months Ended
		Estimated
	December 29, 2018	Business Change	Acquisition / Restructuring[1]	Currency Translation	December 30, 2017
Revenue	$203,181	$7,940	$3,521	$(2,442)	$194,162
Cost of sales	124,876	7,661	2,933	(1,952)	116,234
Gross profit	78,305	279	588	(490)	77,928
Gross margin	38.5%				40.1%

Operating expenses
Selling and marketing	32,089	224	91	(254)	32,028
General and administrative	21,078	(564)	1,334	(254)	20,562
Research and development	7,172	(1,855)	209	(23)	8,841
Total operating expenses	60,339	(2,195)	1,634	(531)	61,431
Income from operations	$17,966	$2,474	$(1,046)	$41	$16,497

[1]
The Acquisition / Restructuring column includes revenues and costs from the acquisition of E2M, costs incurred as part of the acquisition of E2M and restructuring costs. See Note 17 and Note 18 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on restructuring and related costs and the E2M acquisition, respectively.

Revenue
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Revenue	$203,181	$194,162	$9,019	4.6%

Revenue for the three months ended December 29, 2018 increased 4.6% primarily driven by growth in both the Test & Simulation and Sensors businesses, partially offset by the unfavorable impact of currency translation. Test & Simulation revenue increased $7,357 primarily driven by the acquisition of E2M completed in the first quarter of fiscal year 2019 and growth in service and equipment revenue, partially offset by the unfavorable impact of currency translation. Sensors revenue increased $1,991 primarily driven by continued growth in the Sensors position sector from strength in mobile hydraulics and industrial markets, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and the E2M acquisition, revenue increased 4.1%.

Gross Profit
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Gross profit	$78,305	$77,928	$377	0.5%
Gross margin	38.5%	40.1%	(1.6)	ppts

Gross profit for the three months ended December 29, 2018 increased 0.5% primarily driven by favorable leverage on higher revenue volume and the gross profit contribution from the E2M acquisition, partially offset by increased compensation expense, continued focus on project execution in Test & Simulation, the unfavorable impact of currency translation and the E2M acquisition inventory adjustment of $445. Gross margin rate declined 1.6 percentage points primarily due to increased compensation expense, continued focus on project execution in Test & Simulation and the E2M acquisition inventory adjustment, partially offset by favorable leverage on higher revenue volume and the favorable impact of currency translation. Exclud ing the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, gross profit increased 0.2% and the gross margin rate declined 1.5 percentage points.

Selling and Marketing Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Selling and marketing	$32,089	$32,028	$61	0.2%
% of revenue	15.8%	16.5%

Selling and marketing expense for the three months ended December 29, 2018 remained flat primarily due to increased compensation expense in Sensors, partially offset by lower marketing and commission expense in Test & Simulation and the favorable impact of currency translation. Excluding the impact of currency translation and E2M expenses, selling and marketing expense increased 0.7%.

General and Administrative Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
General and administrative	$21,078	$20,562	$516	2.5%
% of revenue	10.4%	10.6%

General and administrative expense for the three months ended December 29, 2018 increased 2.5% primarily due to acquisition-related expenses of $761, the addition of E2M expenses and increased professional fees, partially offset by lower compensation expense in both Test & Simulation and Sensors. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense decreased 2.1%.

Research and Development Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Research and development	$7,172	$8,841	$(1,669)	(18.9)%
% of revenue	3.5%	4.6%

Research and development (R&D) expense for the three months ended December 29, 2018 declined 18.9% primarily due to the shift of internal resources to capital projects and lower focused R&D spending in Test & Simulation, partially offset by continued investment in new product development in Sensors. Excluding the impact of currency translation and E2M expenses, R&D expense decreased 21.0%.

Income from Operations
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Income from operations	$17,966	$16,497	$1,469	8.9%
% of revenue	8.8%	8.5%

Income from operations for the three months ended December 29, 2018 increased 8.9% primarily due to lower operating expenses and higher gross profit, partially offset by acquisition-related expenses of $761 and the E2M acquisition inventory fair value adjustment of $445. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 13.2%.

Interest Expense, Net
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Interest expense, net	$6,818	$6,804	$14	0.2%

Interest expense, net for the three months ended December 29, 2018 remained flat primarily due to a reduction in interest expense related to lower balances on the tranche B term loan, as well as current year gains on interest rate swaps, which was offset by an increase in interest expense on the revolving credit facility.

Other Income (Expense), Net
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Other income (expense), net	$49	$(223)	$272	122.0%

The increase in other income (expense), net for the three months ended December 29, 2018 was primarily driven by a relative decrease in losses on foreign currency transactions, an increase in rental income and proceeds from the sale of property and equipment.

Income Tax Provision (Benefit)
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Income tax provision (benefit)	$696	$(23,681)	$24,377	102.9%
Effective tax rate	6.2%	(250.1)%
The effective tax rate for the three months ended December 29, 2018 increased primarily due to certain discrete benefits of $25,378 in the prior year for the estimated impact of the Tax Cuts and Jobs Act (the Tax Act). The current year also includes a certain discrete tax benefit of $1,293 related to the Tax Act. Excluding the impact of these discrete benefits, the effective tax rate for the three months ended December 29, 2018 and December 30, 2017 would have been 17.8% and 17.9%, respectively. Factors that increased the effective tax rate for the three months ended December 29, 2018 included impacts of the Tax Act, such as elimination of the domestic manufacturing deduction and the implementation of the global intangible low-taxed income provision. These increases were offset by favorable aspects of the Tax Act, such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income.

Net Income
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Net income	$10,501	$33,151	$(22,650)	(68.3)%
Diluted earnings per share	$0.54	$1.72	$(1.18)	(68.6)%
Net income and diluted earnings per share for the three months ended December 29, 2018 decreased due to an increase in the effective tax rate, partially offset by higher income from operations.

Segment Results
Test & Simulation Segment
Results of Operations
The following table compares results of operations for Test & Simulation, separately identifying the estimated impact of currency translation, the acquisition of E2M in the first quarter of fiscal year 2019 and restructuring costs incurred in fiscal year 2019. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	December 29, 2018	Business Change	Acquisition / Restructuring[1]	Currency Translation	December 30, 2017
Revenue	$125,560	$5,344	$3,521	$(1,508)	$118,203
Cost of sales	86,015	5,417	2,933	(1,399)	79,064
Gross profit	39,545	(73)	588	(109)	39,139
Gross margin	31.5%				33.1%

Operating expenses
Selling and marketing	17,348	(399)	91	(106)	17,762
General and administrative	12,071	(137)	1,334	(217)	11,091
Research and development	2,795	(2,090)	209	(1)	4,677
Total operating expenses	32,214	(2,626)	1,634	(324)	33,530
Income from operations	$7,331	$2,553	$(1,046)	$215	$5,609

[1]
The Acquisition / Restructuring column includes revenues and costs from the acquisition of E2M, costs incurred as part of the acquisition of E2M and restructuring costs. See Note 17 and Note 18 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on restructuring and related costs and the E2M acquisition, respectively.

Revenue
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Revenue	$125,560	$118,203	$7,357	6.2%
Revenue for the three months ended December 29, 2018 increased 6.2% primarily driven by the acquisition of E2M in the first quarter of fiscal year 2019 and growth in service and equipment revenue, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and the E2M acquisition, revenue increased 4.5%.

Gross Profit
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Gross profit	$39,545	$39,139	$406	1.0%
Gross margin	31.5%	33.1%	(1.6)	ppts

Gross profit for the three months ended December 29, 2018 increased 1.0% primarily due to favorable leverage on higher revenue volume and the gross profit contribution from the E2M acquisition, partially offset by increased compensation expense, continued focus on project execution and the E2M acquisition inventory adjustment. Gross margin rate declined 1.6 percentage points primarily driven by increased compensation expense, continued focus on project execution and the E2M acquisition inventory adjustment, partially offset by favorable leverage on higher revenue volume and the favorable impact of currency translation. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, gross profit declined 0.5% and gross margin rate declined 1.6 percentage points.

Selling and Marketing Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Selling and marketing	$17,348	$17,762	$(414)	(2.3)%
% of revenue	13.8%	15.0%
Selling and marketing expense for the three months ended December 29, 2018 declined 2.3% primarily due lower marketing expense and lower commissions. Excluding the impact of currency translation and E2M expenses, selling and marketing expense decreased 2.2%.

General and Administrative Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
General and administrative	$12,071	$11,091	$980	8.8%
% of revenue	9.6%	9.4%

General and administrative expense for the three months ended December 29, 2018 increased 8.8% primarily driven by acquisition-related expenses, the addition of E2M expenses and increased professional fees, partially offset by lower compensation expense. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense remained flat.

Research and Development Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Research and development	$2,795	$4,677	$(1,882)	(40.2)%
% of revenue	2.2%	4.0%
R&D expense for the three months ended December 29, 2018 declined 40.2% primarily due to the shift of internal resources to capital projects, lower focused R&D spending and lower compensation expense, partially offset by the addition of E2M expenses. Excluding the impact of currency translation and E2M expenses, R&D expense decreased 44.7%.

Income from Operations
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Income from operations	$7,331	$5,609	$1,722	30.7%
% of revenue	5.8%	4.7%
Income from operations for the three months ended December 29, 2018 increased 30.7% primarily due to favorable leverage on higher revenue volume, lower R&D expenses and the contribution of E2M, partially offset by higher compensation expense, project execution inefficiencies, acquisition-related expenses and the E2M acquisition inventory adjustment. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 39.2%.

Sensors Segment
Results of Operations
The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	December 29, 2018	Business Change	Currency Translation	December 30, 2017
Revenue	$77,950	$2,925	$(934)	$75,959
Cost of sales	39,191	2,574	(553)	37,170
Gross profit	38,759	351	(381)	38,789
Gross margin	49.7%			51.1%

Operating expenses
Selling and marketing	14,741	623	(148)	14,266
General and administrative	9,007	(427)	(37)	9,471
Research and development	4,377	235	(22)	4,164
Total operating expenses	28,125	431	(207)	27,901
Income (loss) from operations	$10,634	$(80)	$(174)	$10,888

Revenue
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased /(Decreased)
			$	%
Revenue	$77,950	$75,959	$1,991	2.6%
Revenue for the three months ended December 29, 2018 increased 2.6% primarily driven by continued growth in the Sensors position sector from strength in mobile hydraulics and industrial markets, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 3.9%.

Gross Profit
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Gross profit	$38,759	$38,789	$(30)	(0.1)%
Gross margin	49.7%	51.1%	(1.4)	ppts

Gross profit for the three months ended December 29, 2018 declined 0.1% primarily due to increased compensation expenses, lower gross profit contribution from product mix, and the unfavorable impact of currency translation, partially offset by increased revenue volume. Gross margin rate declined 1.4 percentage points primarily driven by increased compensation expense during the ramp-up of manufacturing capacity to support both new products and growth in order volume, as well as the lower gross margin contribution from product mix, partially offset by favorable leverage on increased revenue volume. Excluding the impact of currency translation, gross profit increased 0.9% and the gross margin rate declined 1.5 percentage points.

Selling and Marketing Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Selling and marketing	$14,741	$14,266	$475	3.3%
% of revenue	18.9%	18.8%
Selling and marketing expense for the three months ended December 29, 2018 increased 3.3% primarily driven by increased compensation from headcount additions to support growth, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 4.4%.

General and Administrative Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
General and administrative	$9,007	$9,471	$(464)	(4.9)%
% of revenue	11.6%	12.5%

General and administrative expense for the three months ended December 29, 2018 declined 4.9% primarily driven by lower compensation expense. Excluding the impact of currency translation, general and administrative expense decreased 4.5%.

Research and Development Expense
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Research and development	$4,377	$4,164	$213	5.1%
% of revenue	5.6%	5.5%
R&D expense for the three months ended December 29, 2018 increased 5.1% primarily driven by continued investment in new product development. Excluding the impact of currency translation, R&D expense increased 5.6%.

Income from Operations
	Three Months Ended
	December 29, 2018	December 30, 2017	Increased / (Decreased)
			$	%
Income from operations	$10,634	$10,888	$(254)	(2.3)%
% of revenue	13.6%	14.3%

Income from operations for the three months ended December 29, 2018 declined 2.3% primarily due to increased compensation expense, partially offset by favorable leverage on higher revenue volume. Excluding the impact of currency translation, income from operations decreased 0.7%.

Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Three Months Ended
	December 29, 2018	December 30, 2017
Total cash provided by (used in):
Operating activities	$10,631	$9,223
Investing activities	(82,080)	(2,732)
Financing activities	70,595	(22,759)
Effect of exchange rate changes on cash	(512)	1,606
Increase (decrease) during the period	(1,366)	(14,662)
Cash and cash equivalents balance, beginning of period	71,804	108,733
Cash and cash equivalents balance, end of period	$70,438	$94,071
Operating Activities
The increase in cash provided by operating activities was primarily due to an increase in deferred income taxes, partially offset by a decrease in net income due to the remeasurement of our estimated deferred tax liabilities as a result of the Tax Act in fiscal year 2018, as well as a decrease in cash used by prepaid expenses and payroll accruals. These were partially offset by an increase in cash used by working capital associated with timing fluctuations from inventory purchases, accounts payable payments, billings and advanced payments from customers, accounts receivable payments received and unbilled accounts receivable accruals.
Investing Activities
The increase in cash used in investing activities was primarily due to the acquisition of E2M.
Financing Activities
The increase in cash provided by financing activities was primarily due to borrowings under the Revolving Credit Facility used to fund the acquisition of E2M and a decrease in cash used for long-term debt payments.
Liquidity and Capital Resources
We had cash and cash equivalents of $70,438 as of December 29, 2018. Of this amount, $6,751 was located in North America, $26,235 in Europe and $37,452 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American cash balance was primarily invested in bank deposits. The cash balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of December 29, 2018, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we are able to repatriate cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability. We plan to continue to repatriate certain amounts of our existing offshore cash and future earnings back to the U.S.
As of December 29, 2018, our capital structure was comprised of $34,053 in short-term debt, $443,352 in long-term debt and $473,335 in shareholders' equity. Long-term debt included $80,391 on our Revolving Credit Facility used to finance the acquisition of E2M. The Consolidated Balance Sheets also included $11,357 of unamortized debt issuance costs as of December 29, 2018. Total interest-bearing debt as of December 29, 2018 was $477,405. We have a credit agreement with a consortium of financial institutions (the Credit Agreement) which provides for senior secured credit facilities consisting of a Revolving Credit Facility and a Term Facility. The maturity date of the Revolving Credit Facility is July 5, 2022 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement. The Credit Agreement also requires mandatory prepayments on our Term Facility in certain circumstances, including the potential for an annual required prepayment of a certain percentage of our excess cash flow.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. As of December 29, 2018, we were in compliance with these financial covenants. See Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q for additional information on our financing arrangements.
Shareholders' equity decreased by $4,597 during the three months ended December 29, 2018 primarily due to a cumulative effect of accounting change reduction to our opening retained earnings balance of $6,227 related to the adoption of the new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Also contributing to the decrease was $5,366 dividends declared and $5,167 other comprehensive loss, partially offset by $10,501 net income and $1,980 stock-based compensation.
As of December 29, 2018, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.
Off-balance Sheet Arrangements
As of December 29, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies
The Consolidated Financial Statements have been prepared in accordance with GAAP, which require us to make estimates and assumptions in certain circumstances that affect amounts reported. The preparation of these financial statements requires us to make estimates and assumptions, giving due consideration to materiality, that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information, see "Summary of Significant Accounting Policies" under Note 1 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. For a discussion of our critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
The following critical accounting policy has been updated since our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
Revenue Recognition Over Time
Revenue is recognized either over time as work progresses or at a point-in-time, dependent upon contract-specific terms and the pattern of transfer of control of the product or service to the customer. Contracts with equipment revenue recognized over time use costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Equipment contract costs include materials, component parts, labor and overhead costs. For contracts recognized over time, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to determine the outcome of future events that may span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and internal and subcontractor performance.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified. Our review of contract-related estimates has not resulted in adjustments that are significant to our results of operations.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 and Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Matters
Dividends
Our dividend policy is to maintain a payout ratio that allows dividends to increase in conjunction with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target, over time, a payout ratio of approximately 25% of net earnings per share. We have historically paid dividends to holders of our common stock on a quarterly basis. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, debt repayment obligations, business developments needs and regulatory considerations and are at the discretion of our Board of Directors.
Forward-looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, ROIC, Adjusted EBITDA, net income or loss, earnings or loss per share, the payment or nonpayment of dividends, our capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, our restructuring initiatives, merger or acquisition activity and the potential impact of newly acquired businesses; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; and (v) statements regarding our products and their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers. Words such as "believes," "anticipates," "expects," "intends," "targeted," "should," "potential," "goals," "strategy," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. You should carefully review the disclosures and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 and in other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $7,826 for the three months ended December 29, 2018.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Mark-to-market gains and losses are reclassified from AOCI to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. Net gains and losses on foreign currency transactions, included in the accompanying Consolidated Statements of Income, were net losses of $323 and $392 in the three months ended December 29, 2018 and December 30, 2017, respectively. See Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
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
As of December 29, 2018, we had cash and cash equivalents of $70,438, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $38 for the three months ended December 29, 2018.
Secured floating rate credit facilities require interest payments to be calculated at a floating rate and are therefore impacted by increases or decreases in market interest rates. We have swapped a portion of our floating-rate debt to a fixed-rate such that the interest expense on this debt will not vary with changes in short-term interest rates. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our interest rate swaps. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in an approximately $2,433 increase in future annual interest expense.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2018, our disclosure controls and procedures were effective.
Changes were made to our internal controls over financial reporting, effective beginning on September 30, 2018, related to the implementation of the new revenue standard. Although the new revenue standard did not have a significant impact on our consolidated financial statements, we did implement changes to our revenue recognition processes and the related control activities. See Note 2 and Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on the new revenue standard.

There were no other changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
A discussion of our risk factors can be found in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks not currently known to us, or that we currently deem to be immaterial, may also adversely affect our business, financial condition or results of operations in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended December 29, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased As Part of Publicly Announced Plans or Programs
September 30, 2018 – November 3, 2018	—	$—	—	438
November 4, 2018 – December 1, 2018	—	$—	—	438
December 2, 2018 – December 29, 2018	—	$—	—	438
We purchase common stock from time to time to mitigate dilution related to new shares issued as equity for employee compensation such as stock options, restricted stock units, performance restricted stock units and employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a purchase authorization of 2,000 shares. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the first quarter of fiscal year 2019. As of December 29, 2018, there were 438 shares available for purchase under the existing authorization.
Capped Calls
In connection with the pricing of the tangible equity units (TEUs) sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. On June 13, 2018, we amended the agreements with third party banking institutions for the outstanding Capped Calls (Capped Call Agreements) to modify the timing of settlement to be only upon expiration for all outstanding Capped Calls. Per the Capped Call Agreements, the outstanding

Capped Calls will automatically settle upon expiration on July 1, 2019. As of December 29, 2018 the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, subject to market conditions. See Note 13 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information on our equity instruments.
Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No. 3 to Credit Agreement, dated as of November 21, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Issuing Banks and the Revolving Lenders party thereto (filed herewith).

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

MTS SYSTEMS CORPORATION

Date:	February 4, 2019	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2019	/s/ BRIAN T. ROSS
Brian T. Ross
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)