Form 10-Q
period 2019-03-30
MTS SYSTEMS CORP
filed 2019-05-06
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.25 par value	MTSC	The Nasdaq Stock Market LLC
As of May 2, 2019, there were 17,954,477 shares of common stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended March 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	March 30, 2019	September 29, 2018
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$74,122	$71,804
Accounts receivable, net of allowance for doubtful accounts of $5,277 and $5,004, respectively	117,349	122,243
Unbilled accounts receivable, net	71,175	70,474
Inventories, net	179,071	139,109
Prepaid expenses and other current assets	32,307	24,572
Total current assets	474,024	428,202
Property and equipment, net	88,126	90,269
Goodwill	403,425	369,275
Intangible assets, net	287,101	246,138
Other long-term assets	3,900	2,263
Deferred income taxes	4,058	3,249
Total assets	$1,260,634	$1,139,396

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt, net	$28,076	$32,738
Accounts payable	39,941	47,886
Accrued payroll and related costs	39,181	43,554
Advance payments from customers	102,033	80,131
Accrued warranty costs	4,741	5,418
Accrued income taxes	5,709	4,928
Accrued dividends	5,328	5,312
Other accrued liabilities	34,494	19,146
Total current liabilities	259,503	239,113
Long-term debt, less current maturities, net	436,344	355,640
Deferred income taxes	50,659	46,482
Non-current accrued income taxes	6,985	6,158
Defined benefit pension plan obligation	9,581	9,177
Other long-term liabilities	12,508	4,894
Total liabilities	775,580	661,464

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 17,900 and 17,856 shares issued and outstanding as of March 30, 2019 and September 29, 2018, respectively	4,475	4,464
Additional paid-in capital	176,918	171,407
Retained earnings	308,279	300,585
Accumulated other comprehensive income (loss)	(4,618)	1,476
Total shareholders' equity	485,054	477,932
Total liabilities and shareholders' equity	$1,260,634	$1,139,396
Note: The Consolidated Balance Sheet as of September 29, 2018 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenue
Product	$206,690	$165,453	$381,769	$334,694
Service	26,356	25,870	54,458	50,791
Total revenue	233,046	191,323	436,227	385,485
Cost of Sales
Product	129,579	101,133	237,746	201,627
Service	16,117	15,365	32,826	31,105
Total cost of sales	145,696	116,498	270,572	232,732
Gross profit	87,350	74,825	165,655	152,753
Operating expenses
Selling and marketing	33,395	30,597	65,484	62,625
General and administrative	22,105	18,992	43,183	39,554
Research and development	7,676	8,626	14,848	17,467
Total operating expenses	63,176	58,215	123,515	119,646
Income from operations	24,174	16,610	42,140	33,107
Interest expense, net	(7,368)	(6,708)	(14,186)	(13,512)
Other income (expense), net	270	274	319	51
Income before income taxes	17,076	10,176	28,273	19,646
Income tax provision (benefit)	2,916	1,738	3,612	(21,943)
Net income	$14,160	$8,438	$24,661	$41,589

Earnings per share
Basic
Earnings per share	$0.74	$0.44	$1.28	$2.17
Weighted average common shares outstanding	19,251	19,150	19,234	19,137

Diluted
Earnings per share	$0.73	$0.44	$1.27	$2.16
Weighted average common shares outstanding	19,441	19,273	19,393	19,258

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income	$14,160	$8,438	$24,661	$41,589
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	(1,168)	5,172	(2,671)	7,671
Derivative instruments
Unrealized net gain (loss)	(392)	240	(1,808)	1,270
Net (gain) loss reclassified to earnings	(567)	687	(1,481)	790
Defined benefit pension plan
Unrealized net gain (loss)	959	(641)	(586)	(271)
Net (gain) loss reclassified to earnings	95	95	191	186
Currency exchange rate gain (loss)	146	(181)	261	(268)
Other comprehensive income (loss)	(927)	5,372	(6,094)	9,378
Comprehensive income (loss)	$13,233	$13,810	$18,567	$50,967

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, December 29, 2018	17,872	$4,468	$173,065	$299,493	$(3,691)	$473,335
Total comprehensive income	—	—	—	14,160	(927)	13,233
Exercise of stock options	3	1	105	—	—	106
Stock-based compensation	10	2	3,237	—	—	3,239
Issuance for employee stock purchase plan	16	4	553	—	—	557
Common stock purchased and retired	(1)	—	(42)	—	—	(42)
Dividends, $0.30 per share	—	—	—	(5,374)	—	(5,374)
Balance, March 30, 2019	17,900	$4,475	$176,918	$308,279	$(4,618)	$485,054

	Six Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 29, 2018	17,856	$4,464	$171,407	$300,585	$1,476	$477,932
Total comprehensive income	—	—	—	24,661	(6,094)	18,567
Cumulative effect of accounting change	—	—	—	(6,227)	—	(6,227)
Exercise of stock options	3	1	143	—	—	144
Stock-based compensation	33	8	5,211	—	—	5,219
Issuance for employee stock purchase plan	16	4	553	—	—	557
Common stock purchased and retired	(8)	(2)	(396)	—	—	(398)
Dividends, $0.60 per share	—	—	—	(10,740)	—	(10,740)
Balance, March 30, 2019	17,900	$4,475	$176,918	$308,279	$(4,618)	$485,054

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, December 30, 2017	17,780	$4,445	$164,577	$289,105	$3,453	$461,580
Total comprehensive income	—	—	—	8,438	5,372	13,810
Stock-based compensation	—	—	1,663	—	—	1,663
Issuance for employee stock purchase plan	12	3	530	—	—	533
Common stock purchased and retired	—	—	(13)	—	—	(13)
Dividends, $0.30 per share	—	—	—	(5,343)	—	(5,343)
Balance, March 31, 2018	17,792	$4,448	$166,757	$292,200	$8,825	$472,230

	Six Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 30, 2017	17,760	$4,440	$163,632	$261,258	$(553)	$428,777
Total comprehensive income	—	—	—	41,589	9,378	50,967
Cumulative effect of accounting change	—	—	(33)	33	—	—
Exercise of stock options	4	1	211	—	—	212
Stock-based compensation	30	7	3,171	—	—	3,178
Issuance for employee stock purchase plan	12	3	530	—	—	533
Common stock purchased and retired	(14)	(3)	(754)	—	—	(757)
Dividends, $0.60 per share	—	—	—	(10,680)	—	(10,680)
Balance, March 31, 2018	17,792	$4,448	$166,757	$292,200	$8,825	$472,230

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income	$24,661	$41,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	4,689	3,290
Fair value adjustment to acquired inventory	984	—
Net periodic pension benefit cost	584	597
Depreciation and amortization	18,468	17,348
(Gain) loss on sale or disposal of property and equipment	510	159
Amortization of debt issuance costs	2,099	2,626
Deferred income taxes	(1,243)	(30,654)
Bad debt provision (recovery), net	503	1,201
Other	—	(111)
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	(3,763)	24,174
Inventories, net	(12,942)	(14,441)
Prepaid expenses	(4,106)	(2,374)
Accounts payable	(10,378)	(901)
Accrued payroll and related costs	(5,629)	(11,921)
Advance payments from customers	4,653	5,891
Accrued warranty costs	(671)	157
Other assets and liabilities	12,250	628
Net Cash Provided by (Used in) Operating Activities	30,669	37,258
Cash Flows from Investing Activities
Purchases of property and equipment	(9,349)	(5,368)
Proceeds from sale of property and equipment	10	69
Purchases of business, net of acquired cash	(81,826)	—
Other	(285)	823
Net Cash Provided by (Used in) Investing Activities	(91,450)	(4,476)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	80,391	—
Payment of long-term debt	(1,423)	(45,949)
Payment of debt component of tangible equity units	(4,818)	(4,498)
Payment of debt issuance costs for revolving credit facility	(542)	—
Receipts under short-term borrowings	30,000	7,750
Payments under short-term borrowings	(30,000)	(7,750)
Cash dividends	(10,724)	(10,667)
Proceeds from exercise of stock options and employee stock purchase plan	701	745
Payments to purchase and retire common stock	(398)	(757)
Net Cash Provided by (Used in) Financing Activities	63,187	(61,126)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(88)	3,989
Cash and Cash Equivalents
Increase (decrease) during the period	2,318	(24,355)
Balance, beginning of period	71,804	108,733
Balance, end of period	$74,122	$84,378

Supplemental Disclosures
Cash paid during the period for
Interest	$12,065	$11,314
Income taxes	6,280	4,954
Non-cash investing and financing activities
Dividends declared not yet paid	5,328	5,291
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
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC. Interim results of operations for the second fiscal quarter ended March 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
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
NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), followed by related amendments (collectively, "the new lease standard"), which requires lessees to recognize most leases on the balance sheet for the rights and obligations created by those leases. Under the new lease standard, a company recognizes a right-of-use asset, representing the right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The new guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from a company's leases. Adoption of the new lease standard is required for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The new guidance is required to be adopted using a modified retrospective transition method, and an optional transition method may be elected to use the effective date as the date of initial application on transition.
We intend to adopt the new lease standard for our fiscal year 2020 under the optional transition method with an effective date of September 29, 2019. As a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date, and we will record the impact from adoption as a cumulative-effect reduction to retained earnings as of the effective date. We are currently planning to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and we are currently evaluating the other practical expedients available under the new guidance. We continue to make progress with preparation for the adoption and implementation of the new lease standard, including assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, revising our lease-related accounting policies, assessing impacts to controls, and implementing a lease software solution. We anticipate the adoption of the new lease standard will result in an increase in assets and liabilities on our Consolidated Balance Sheet. The impact on our Consolidated Statement of Income and Consolidated Statement of Cash Flows is being evaluated. We continue to evaluate the impact that these changes in methodology will have on our financial condition, results of operations and disclosures.
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

The impact of adopting the new revenue standard on our Consolidated Statements of Income and Consolidated Balance Sheets is as follows:

Consolidated Statements of Income	Three Months Ended March 30, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue	$233,046	$224,665	$8,381
Cost of sales	145,696	140,312	5,384
Gross profit	87,350	84,353	2,997
Selling and marketing	33,395	33,239	156
Income tax provision (benefit)	2,916	2,422	494
Net income	14,160	11,813	2,347

	Six Months Ended March 30, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue	$436,227	$423,103	$13,124
Cost of sales	270,572	260,732	9,840
Gross profit	165,655	162,371	3,284
Selling and marketing	65,484	65,491	(7)
Income tax provision (benefit)	3,612	3,037	575
Net income	24,661	21,945	2,716

Consolidated Balance Sheets	March 30, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$117,349	$121,678	$(4,329)
Unbilled accounts receivable, net	71,175	79,819	(8,644)
Inventories, net	179,071	160,914	18,157
Prepaid expenses and other current assets	32,307	28,216	4,091
Other long-term assets	3,900	2,794	1,106
Deferred income taxes	4,058	3,417	641
Liabilities and Shareholders' Equity
Advance payments from customers	102,033	100,589	1,444
Accrued income taxes	5,709	5,861	(152)
Other accrued liabilities	34,494	20,855	13,639
Deferred income taxes	50,659	51,886	(1,227)
Other long-term liabilities	12,508	11,748	760
Accumulated other comprehensive income (loss)	(4,618)	(4,687)	69
Retained earnings	308,279	311,790	(3,511)

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

	Three Months Ended March 30, 2019
	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$126,511	$80,540	$(361)	$206,690
Service	24,521	1,835	—	26,356
Total revenue	$151,032	$82,375	$(361)	$233,046

Timing of recognition
Point-in-time	$98,360	$82,375	$(361)	$180,374
Over time	52,672	—	—	52,672
Total revenue	$151,032	$82,375	$(361)	$233,046

Geographic market
Americas	$51,399	$38,975	$(361)	$90,013
Europe	29,536	27,653	—	57,189
Asia	70,097	15,747	—	85,844
Total revenue	$151,032	$82,375	$(361)	$233,046

	Six Months Ended March 30, 2019
	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$225,419	$157,040	$(690)	$381,769
Service	51,173	3,285	—	54,458
Total revenue	$276,592	$160,325	$(690)	$436,227

Timing of recognition
Point-in-time	$177,979	$160,325	$(690)	$337,614
Over time	98,613	—	—	98,613
Total revenue	$276,592	$160,325	$(690)	$436,227

Geographic market
Americas	$90,888	$76,704	$(690)	$166,902
Europe	58,163	53,001	—	111,164
Asia	127,541	30,620	—	158,161
Total revenue	$276,592	$160,325	$(690)	$436,227
Contract Assets and Liabilities
Contract assets and contract liabilities are as follows:

	March 30, 2019	September 29, 2018
Contract assets	$71,175	$70,474
Contract liabilities	109,763	80,131

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
Significant changes in contract assets and contract liabilities are as follows:

Contract Assets
Balance, September 29, 2018	$70,474
Cumulative transition adjustment upon adoption	(8,002)
Changes in estimated stage of completion	69,857
Transfers to accounts receivable, net	(62,265)
Acquisitions[1]	1,518
Other	(407)
Balance, March 30, 2019	$71,175

Contract Liabilities
Balance, September 29, 2018	$80,131
Cumulative transition adjustment upon adoption	20,557
Revenue recognized included in balance at beginning of period	(58,947)
Increases due to payments received, excluding amounts recognized as revenue during period	64,121
Acquisitions[1]	4,777
Other	(876)
Balance, March 30, 2019	$109,763
1    See Note 18 for additional information regarding acquisitions.
Remaining Performance Obligations
As of March 30, 2019, we had approximately $224,000 of remaining performance obligations on contracts with an original expected duration of one year or more which are primarily related to Test & Simulation. As of March 30, 2019, we expect to recognize approximately 74% of these remaining performance obligations as revenue within one year, an additional 24% within two years and the balance thereafter. We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
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
Pre-contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., pre-contract costs) when costs are considered recoverable. Capitalized pre-contract costs, consisting primarily of Test & Simulation sales commissions, are amortized as the related revenue is recognized. We recognized total capitalized pre-contract costs of $5,936 in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets as of March 30, 2019 and related expense of $1,249 and $3,869 in the Consolidated Statements of Income during the three and six months ended March 30, 2019, respectively.
NOTE 4          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	March 30, 2019	September 29, 2018
Components, assemblies and parts	$105,669	$93,020
Customer projects in various stages of completion	62,922	35,675
Finished goods	10,480	10,414
Total inventories, net	$179,071	$139,109
We adopted the new revenue standard effective September 30, 2018 under the modified retrospective transition method which impacted inventories, net. See Note 3 for the impact of this adoption on our Consolidated Balance Sheets.

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
Changes to accrued warranty costs are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Beginning accrued warranty costs	$5,229	$5,832	$5,418	$6,018
Warranty claims	(1,167)	(1,410)	(2,446)	(2,585)
Warranty provisions	697	1,742	1,791	2,727
Adjustments to preexisting warranties	(15)	14	(15)	14
Currency translation	(3)	13	(7)	17
Ending accrued warranty costs	$4,741	$6,191	$4,741	$6,191
NOTE 6          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	March 30, 2019	September 29, 2018
Land and improvements	$2,881	$2,881
Buildings and improvements	58,692	58,880
Machinery and equipment	210,065	203,647
Assets held under capital leases	2,796	2,815
Total property and equipment	274,434	268,223
Less: Accumulated depreciation	(186,308)	(177,954)
Total property and equipment, net	$88,126	$90,269
Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test & Simulation	Sensors	Total
Balance, September 29, 2018	$24,631	$344,644	$369,275
Acquisitions [1]	34,387	—	34,387
Currency translation	(208)	(29)	(237)
Balance, March 30, 2019	$58,810	$344,615	$403,425
1    See Note 18 for additional information regarding acquisitions.

Intangible Assets
Intangible assets are as follows:

	March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$35,297	$(15,859)	$19,438	6.3
Technology and patents	59,055	(14,110)	44,945	14.9
Trademarks and trade names	12,697	(3,442)	9,255	20.7
Customer lists	179,919	(28,831)	151,088	15.7
Land-use rights	2,360	(858)	1,502	26.2
Other	3,705	(332)	3,373	4.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$350,533	$(63,432)	$287,101	14.5

	September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$31,251	$(15,860)	$15,391	6.5
Technology and patents	46,405	(12,188)	34,217	14.9
Trademarks and trade names	6,754	(2,987)	3,767	25.4
Customer lists	156,971	(23,314)	133,657	15.8
Land-use rights	2,336	(730)	1,606	26.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$301,217	$(55,079)	$246,138	14.8

[2]	The gross carrying amount of software development costs as of March 30, 2019 and September 29, 2018 includes $19,438 and $15,391, respectively, of intangible assets not yet placed in service.
Amortization expense recognized related to finite-lived intangible assets is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Amortization expense	$4,403	$3,456	$8,219	$6,935
Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2019	$8,695
2020	17,108
2021	18,164
2022	19,036
2023	18,139
2024	17,770
Thereafter	130,689

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

	March 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$411	$—	$411
Interest rate swaps [2]	—	3,684	—	3,684
Total assets	—	4,095	—	4,095

Liabilities
Currency contracts [1]	—	78	—	78
Total liabilities	$—	$78	$—	$78

	September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$1,080	$—	$1,080
Interest rate swaps [2]	—	7,411	—	7,411
Total assets	—	8,491	—	8,491

Liabilities
Currency contracts [1]	—	173	—	173
Total liabilities	$—	$173	$—	$173

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
Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, unbilled accounts receivable, accounts payable and short-term borrowings.
Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair values of our debt are as follows:

	March 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$2,472	$2,939	$—	$2,939	$—
Tranche B term loan [2]	390,266	390,266	—	390,266	—
Total debt	$392,738	$393,205	$—	$393,205	$—

	September 29, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$7,290	$8,626	$—	$8,626	$—
Tranche B term loan [2]	391,416	395,330	—	395,330	—
Total debt	$398,706	$403,956	$—	$403,956	$—

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

	March 30, 2019
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$314	$78
Interest rate swaps	3,684	—
Total designated hedge derivatives	3,998	78
Undesignated hedge derivatives
Balance sheet derivatives	97	—
Total hedge derivatives	$4,095	$78

	September 29, 2018
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$989	$173
Interest rate swaps	7,411	—
Total designated hedge derivatives	8,400	173
Undesignated hedge derivatives
Balance sheet derivatives	91	—
Total hedge derivatives	$8,491	$173

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets are as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount
March 30, 2019
Assets	$3,998	$—	$3,998	$(78)	$—	$3,920
Liabilities	78	—	78	(78)	—	—

September 29, 2018
Assets	$8,400	$—	$8,400	$(173)	$—	$8,227
Liabilities	173	—	173	(173)	—	—

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

As of March 30, 2019 and September 29, 2018, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $26,576 and $39,856, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $24,840 and $29,315 as of March 30, 2019 and September 29, 2018, respectively. As of March 30, 2019, the net market value of the foreign currency exchange contracts was a net asset of $236, consisting of $314 in assets and $78 in liabilities. As of September 29, 2018, the net market value of the foreign currency exchange contracts was a net asset of $816, consisting of $989 in assets and $173 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Beginning unrealized net gain (loss) in AOCI	$214	$(444)	$672	$(443)
Net (gain) loss reclassified into revenue	(16)	1,146	(601)	1,304
Net gain (loss) recognized in OCI	(6)	(1,794)	121	(1,953)
Ending unrealized net gain (loss) in AOCI	$192	$(1,092)	$192	$(1,092)
As of March 30, 2019, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $193. The maximum remaining maturity of any forward or optional contract as of March 30, 2019 was 1.6 years.
Interest Rate Swaps
On October 20, 2016, we entered into a floating to fixed interest rate swap agreement to mitigate our exposure to interest rate increases related to a portion of our tranche B term loan facility. The total notional amount of the interest rate swap was $225,000 as of March 30, 2019. The swap agreement expires April 3, 2021. As a result of this agreement, every month we pay fixed interest at 1.256% in exchange for interest received at one month U.S. LIBOR. The market value of the interest rate swap as of March 30, 2019 was an asset of $3,684. The interest rate swap has been designated as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within shareholders' equity in the Consolidated Balance Sheets.
The pretax amounts recognized in AOCI on interest rate swaps, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Beginning unrealized net gain (loss) in AOCI	$4,889	$5,027	$7,411	$3,499
Net (gain) loss reclassified into interest expense	(709)	(220)	(1,293)	(239)
Net gain (loss) recognized in OCI	(496)	2,118	(2,434)	3,665
Ending unrealized net gain (loss) in AOCI	$3,684	$6,925	$3,684	$6,925
As of March 30, 2019, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $2,378.
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
As of March 30, 2019 and September 29, 2018, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $108,957 and $90,816, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of March 30, 2019 and September 29, 2018 was $34,789 and $28,271, respectively. As of March 30, 2019 and September 29, 2018, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $97 and $91, respectively.

The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net gain (loss) recognized in other income (expense), net	$(395)	$(848)	$(388)	$(1,027)
NOTE 9          FINANCING
Long-term debt consists of the following:

	March 30, 2019	September 29, 2018
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$390,266	$391,416
Revolving credit facility, non-current portion, expiring July 5, 2022	80,391	—
Tangible equity units, 8.75% coupon, maturing July 1, 2019 [1]	2,472	7,290
Capital lease obligations	1,709	2,000
Total long-term debt	474,838	400,706
Less: Unamortized underwriting discounts, commissions and other expenses	(6,862)	(8,623)
Less: Current maturities of tranche B term loan debt [2,3]	(28,600)	(28,600)
Less: Current maturities of TEU debt [2]	(2,472)	(7,290)
Less: Current maturities of capital lease obligations [2]	(560)	(553)
Total long-term debt, less current maturities, net	$436,344	$355,640

[1]	See Note 13 for additional information on our TEUs issued in the third quarter of fiscal year 2016.

[2]
In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $3,556 and $3,705 as of March 30, 2019 and September 29, 2018, respectively.

[3]
As of March 30, 2019 and September 29, 2018, current maturities of tranche B term loan consist of the 1% annual payment and the calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.

Tranche B Term Loan and Revolving Credit Facility
We have a credit agreement with U.S. Bank National Association and HSBC Bank USA, National Association as Co-Documentation Agents, Wells Fargo Bank, National Association as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent and JP Morgan Chase Bank, N.A. and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers (the Credit Agreement). The Credit Agreement as amended provides for senior secured credit facilities consisting of a $150,000 revolving credit facility (the Revolving Credit Facility), which expires on July 5, 2022, and a $460,000 tranche B term loan facility (the Term Facility) which expires on July 5, 2023. The proceeds of the Revolving Credit Facility can be drawn upon to refinance existing indebtedness, for working capital and for other general corporate purposes, up to a maximum of $150,000. The Term Facility amortizes in equal quarterly installments equal to 1% of the original principal amount. The proceeds of the Term Facility were used for financing the acquisition of PCB Group, Inc. (PCB) in fiscal year 2016. Borrowings on the Revolving Credit Facility were used for financing the acquisition of E2M Technologies B.V. (E2M) in the first quarter of fiscal year 2019.
In the first quarter of fiscal year 2019, in conjunction with the E2M acquisition, we entered into a third amendment to the Credit Agreement to increase the borrowing capacity on the Revolving Credit Facility from $120,000 to $150,000 and extend the expiration date of the Revolving Credit Facility from July 5, 2021 to July 5, 2022. Additionally, the required performance levels under certain financial covenants were modified. During the six months ended March 30, 2019, we incurred debt financing costs of $541 as a result of this amendment which were capitalized in current maturities of long-term debt, net and long-term debt, less current maturities, net in the Consolidated Balance Sheets.
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowings (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowings (Eurocurrency Term Loans and Eurocurrency Revolving Loans), each as defined in the Credit Agreement. ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans shall not be less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of March 30, 2019, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans shall not be less than 0.75% per annum. Based on our leverage ratio as of March 30, 2019, the Applicable Rate for Eurocurrency Revolving Loans was 3.00%. As of March 30, 2019, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 2.49%. The weighted average interest rate on Term Facility debt during the six months ended March 30, 2019 was 5.65%.
As of March 30, 2019, there was $80,391 of outstanding borrowings under the Revolving Credit Facility which is included in long-term debt, less current maturities, net in the Consolidated Balance Sheets. As of September 29, 2018, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $19,976 and $20,448 as of March 30, 2019 and September 29, 2018, respectively, leaving approximately $49,633 and $99,552, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.25% and 0.40% based on our leverage ratio. During the three and six months ended March 30, 2019, commitment fees incurred totaled $52 and $124, respectively. During the three and six months ended March 31, 2018, commitment fees incurred totaled $77 and $156, respectively.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of March 30, 2019 and September 29, 2018, we were in compliance with these financial covenants.
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

NOTE 10          STOCK-BASED COMPENSATION

We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. As of March 30, 2019, a total of 958 shares were available for issuance under the 2017 Plan.
We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2019, 2018 and 2017, the annual stock grant occurred in December 2018, April 2018 and April 2017, respectively.
Stock Options
During the six months ended March 30, 2019, 231 stock options were granted at a weighted average fair value of $9.91. During the six months ended March 30, 2018, no stock options were granted.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the six months ended March 30, 2019, we granted 124 restricted stock units and 40 performance restricted stock units to directors, officers and employees. During the six months ended March 30, 2018, we granted 24 restricted stock units and no performance restricted stock units. The fair value of the restricted stock units and performance restricted stock units granted during the six months ended March 30, 2019 and March 31, 2018 was $46.45 and $48.61, respectively, representing the market value of our shares as of the date of grant less the present value of estimated foregone dividends over the vesting period.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. As of March 30, 2019, 599 shares were available for issuance under the 2012 ESPP. During the six months ended March 30, 2019 and March 31, 2018, we issued 16 and 12 shares, respectively, under the 2012 ESPP at a weighted average price per share of $34.11 and $44.03, respectively.
NOTE 11          EMPLOYEE BENEFIT PLANS
We sponsor a non-contributory, defined benefit pension plan for eligible employees of one of our German subsidiaries. Net periodic benefit cost for our defined benefit pension plan includes the following components:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$321	$331	$643	$649
Interest cost	155	165	310	324
Expected return on plan assets	(321)	(328)	(643)	(643)
Net amortization and deferral	137	137	274	267
Net periodic benefit cost	$292	$305	$584	$597

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost for each of the three and six months ended March 30, 2019 and March 31, 2018 was 5.5%.
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

As of December 29, 2018, we completed our accounting for the tax effects of the Tax Act at the conclusion of the one-year measurement period. As a result, the income tax provision for the six months ended March 30, 2019 includes certain discrete benefits of $1,293 for Tax Act measurement period adjustments. The discrete benefits relate to $1,297 of additional dividends received deduction for certain foreign tax credits included in the mandatory deemed repatriation tax calculation, partially offset by $4 of expense for other Tax Act measurement period adjustments. The additional dividends received deduction is based on our assessment of the treatment under the applicable provisions of the Tax Act as currently written and enacted. If, in the future, Congress or the Department of the Treasury provides legislative or regulatory updates, this could change our assessment of the benefit associated with the dividends received deduction, and we may be required to recognize additional tax expense up to the full amount of the $1,297 in the period such updates are issued.
Excluding the impact of certain discrete benefits in the current and prior year, the effective tax rate for the six months ended March 30, 2019 and March 31, 2018 was essentially flat compared to the same prior year period. Factors that affected the effective tax rate for the six months ended March 30, 2019 included impacts of the Tax Act, such as elimination of the domestic manufacturing deduction and the implementation of the global intangible low-taxed income (GILTI) provision. These increases were offset by favorable aspects of the Tax Act, such as the decrease in the U.S. income tax rate and provisions for incentivizing foreign-derived intangible income (FDII). In the first quarter of fiscal year 2019, we made an accounting policy election to treat the future tax impacts of the GILTI provisions of the Tax Act as a period cost to the extent applicable.
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
As of March 30, 2019, the liability for unrecognized tax benefits was $6,985, of which $4,510 would favorably affect our effective tax rate, if recognized. As of September 29, 2018, the liability for unrecognized tax benefits was $6,158, of which $3,740 would favorably affect our effective tax rate, if recognized. As of March 30, 2019, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
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
During the fourth quarter of fiscal year 2017, certain holders of our TEUs elected to early convert the equity component on 473 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 939 shares of our common stock. During fiscal years 2019 and 2018, no holders of our TEUs elected to early convert the equity component of our outstanding TEUs. There were 677 units of the equity component of TEUs outstanding as of both March 30, 2019 and September 29, 2018.
Debt Component
The amortizing senior note was issued with an initial principal amount of $27,386, or $23.8136 per TEU. Equal quarterly cash installments of $2.1875 per amortizing note are paid, which in the aggregate are equivalent to a 8.75% cash distribution per year with respect to each $100 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal. The final installment will be paid in the fourth quarter of fiscal year 2019.
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

As of March 30, 2019, the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, which will be realized if the average market value of our common stock as defined in the Capped Call Agreements is at or below $50.40 or at $57.97, respectively, upon Capped Call Expiration.
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
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 865 and 482 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended March 30, 2019 and March 31, 2018, respectively. Stock options to acquire 791 and 489 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the six months ended March 30, 2019 and March 31, 2018, respectively.
In connection with the pricing of the TEUs, we purchased capped calls. The capped calls will not be reflected in the calculation of diluted earnings per share until settled as they will lead to a net reduction in common shares outstanding or anti-dilution. See Note 13 for additional information on our equity instruments.
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income	$14,160	$8,438	$24,661	$41,589

Weighted average common shares outstanding	19,251	19,150	19,234	19,137
Effect of dilutive securities
Stock-based compensation	190	123	159	121
Weighted average dilutive common shares outstanding	19,441	19,273	19,393	19,258

Earnings per share
Basic	$0.74	$0.44	$1.28	$2.17
Diluted	0.73	0.44	1.27	2.16

NOTE 15          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is as follows:

	Three Months Ended			Six Months Ended
	March 30, 2019
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(1,168)	$—	$(1,168)	$(2,671)	$—	$(2,671)
Derivative instruments
Unrealized net gain (loss)	(502)	110	(392)	(2,313)	505	(1,808)
Net (gain) loss reclassified to earnings	(725)	158	(567)	(1,894)	413	(1,481)
Defined benefit pension plan
Unrealized net gain (loss)	1,374	(415)	959	(839)	253	(586)
Net (gain) loss reclassified to earnings	137	(42)	95	274	(83)	191
Currency exchange rate gain (loss)	146	—	146	261	—	261
Other comprehensive income (loss)	$(738)	$(189)	$(927)	$(7,182)	$1,088	$(6,094)

	Three Months Ended			Six Months Ended
	March 31, 2018
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$5,172	$—	$5,172	$7,671	$—	$7,671
Derivative instruments
Unrealized net gain (loss)	324	(84)	240	1,713	(443)	1,270
Net (gain) loss reclassified to earnings	926	(239)	687	1,065	(275)	790
Defined benefit pension plan
Unrealized net gain (loss)	(918)	277	(641)	(388)	117	(271)
Net (gain) loss reclassified to earnings	137	(42)	95	267	(81)	186
Currency exchange rate gain (loss)	(181)	—	(181)	(268)	—	(268)
Other comprehensive income (loss)	$5,460	$(88)	$5,372	$10,060	$(682)	$9,378

The changes in the net-of-tax balances of each component of AOCI are as follows:

	Three Months Ended				Six Months Ended
	March 30, 2019
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$269	$3,990	$(7,950)	$(3,691)	$1,772	$6,320	$(6,616)	$1,476
Other comprehensive net gain (loss) reclassifications	(1,168)	(392)	1,105	(455)	(2,671)	(1,808)	(325)	(4,804)
Net (gain) loss reclassified to earnings	—	(567)	95	(472)	—	(1,481)	191	(1,290)
Other comprehensive income (loss)	(1,168)	(959)	1,200	(927)	(2,671)	(3,289)	(134)	(6,094)
Ending balance	$(899)	$3,031	$(6,750)	$(4,618)	$(899)	$3,031	$(6,750)	$(4,618)

	Three Months Ended				Six Months Ended
	March 31, 2018
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$6,445	$3,086	$(6,078)	$3,453	$3,946	$1,953	$(6,452)	$(553)
Other comprehensive net gain (loss) reclassifications	5,172	240	(822)	4,590	7,671	1,270	(539)	8,402
Net (gain) loss reclassified to earnings	—	687	95	782	—	790	186	976
Other comprehensive income (loss)	5,172	927	(727)	5,372	7,671	2,060	(353)	9,378
Ending balance	$11,617	$4,013	$(6,805)	$8,825	$11,617	$4,013	$(6,805)	$8,825

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Derivative instruments
Currency exchange contracts gain (loss)	$16	$(1,146)	$601	$(1,304)	Revenue
Interest rate swap contracts gain (loss)	709	220	1,293	239	Interest expense, net
Income tax benefit (expense)	(158)	239	(413)	275	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	567	(687)	1,481	(790)	Net income
Defined benefit pension plan [1]
Actuarial loss	—	(75)	—	(146)	Cost of sales
Actuarial loss	—	(38)	—	(75)	Selling and marketing
Actuarial loss	—	(24)	—	(46)	General and administrative
Actuarial loss	(137)	—	(274)	—	Other income (expense), net
Total actuarial loss	(137)	(137)	(274)	(267)	Income before income taxes
Income tax benefit	42	42	83	81	Income tax provision (benefit)
Total net loss on pension plan	(95)	(95)	(191)	(186)	Net income
Total net of tax reclassifications out of AOCI included in net income	$472	$(782)	$1,290	$(976)

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
Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenue
Test & Simulation	$151,032	$110,238	$276,592	$228,441
Sensors	82,375	81,542	160,325	157,501
Intersegment eliminations	(361)	(457)	(690)	(457)
Total revenue	$233,046	$191,323	$436,227	$385,485

Income from operations
Test & Simulation	$12,684	$3,295	$20,015	$8,904
Sensors	11,504	13,337	22,138	24,225
Intersegment eliminations	(14)	(22)	(13)	(22)
Total income from operations	$24,174	$16,610	$42,140	$33,107
NOTE 17          RESTRUCTURING AND RELATED COSTS
Fiscal Year 2018 Restructuring
During the fourth quarter of fiscal year 2018, we initiated a Test & Simulation workforce reduction intended to simplify the organization and reduce the overall cost structure. No restructuring expenses were recognized in the three or six months ended March 30, 2019 or March 31, 2018 related to this restructuring action. As of March 30, 2019, we have incurred a total of $880 of pre-tax severance and related expense.

Fiscal Year 2017 Restructuring
During the fourth quarter of fiscal year 2017, we initiated a series of Test & Simulation workforce reductions and facility closures intended to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be reinvested in our growth initiatives. These actions include the transfer of certain production operations in China to a contract manufacturing partner throughout fiscal years 2018 and 2019. As a result, during the three and six months ended March 30, 2019, we recorded $0 and $130 of pre-tax severance and related expense, respectively. During the three and six months ended March 31, 2018, we recorded $321 and $414 of pre-tax severance and related expense, respectively, and $25 and $187 of pre-tax facility closure costs, respectively. As of March 30, 2019, we have incurred a total of $4,871 of pre-tax expense, including $4,579 and $292 of pre-tax expense related to severance and facility closure costs, respectively.
Restructuring expenses included in our Consolidated Statements of Income for the above restructuring actions are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	Test & Simulation	Test & Simulation	Test & Simulation	Test & Simulation
Cost of sales	$—	$304	$117	$424
Selling and marketing	—	—	—	—
General and administrative	—	42	13	177
Total restructuring expense	$—	$346	$130	$601

Restructuring expense accruals included in payroll and related costs in the Consolidated Balance Sheets for the above restructuring actions are as follows:

	2018	2017
	Test & Simulation	Test & Simulation
Balance, September 29, 2018	$1,051	$2,933
Restructuring expense	—	130
Payments	(1,012)	(3,058)
Other adjustments	(39)	(5)
Currency translation	—	—
Balance, March 30, 2019	$—	$—
NOTE 18          BUSINESS ACQUISITIONS
On November 21, 2018, we acquired all ownership interests of E2M for a cash purchase price of $80,287. Based in Amsterdam, Netherlands, E2M is a leading manufacturer of high force, electrically driven actuation systems, serving primarily the human-rated entertainment and training simulation markets. The acquisition of E2M expands our technology and product offerings for human-rated simulation systems and brings key regulatory approvals and customers in the flight simulation and entertainment markets. The transaction was accounted for under the acquisition method of accounting. The acquired assets, liabilities and operating results have been included in our financial statements within Test & Simulation from the date of acquisition. During the three and six months ended March 30, 2019, we included $10,138 and $13,659, respectively, of revenue from E2M in our Consolidated Statements of Income. We funded the acquisition of E2M primarily with borrowings on our Revolving Credit Facility. Costs of $1,035 associated with the acquisition of E2M were expensed as incurred. Pro forma information related to the acquisition of E2M has not been included as the impact on our consolidated results of operations was not considered material.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed, net of cash acquired, as of the date of acquisition:

	Fair Value	Finite-Lived Intangible Asset Lives (Years)
Asset (Liability)
Accounts receivable	$4,651
Unbilled accounts receivable	1,518
Inventories	11,063
Prepaid expenses and other current assets	123
Property and equipment	672
Intangible assets
Customer lists	21,595	15
Trademarks and trade names	5,926	15
Technology	12,650	15
Other intangible assets	3,761	4
Other long-term assets	60
Purchased goodwill	32,523
Accounts payable	(3,657)
Accrued payroll and related costs	(1,328)
Advance payments from customers	(4,315)
Accrued income taxes	(290)
Other accrued liabilities	(127)
Deferred income taxes	(6,278)
Net assets acquired	$78,547

Supplemental information
Consideration paid at closing	$79,772
Post-closing purchase price adjustment	515
Less: Cash acquired	(1,740)
Purchase price, net of cash acquired	$78,547
The allocation of purchase price consideration is considered preliminary as of March 30, 2019 with provisional amounts primarily related to inventory, intangible assets, advanced payments to customers and certain tax related items included as our allocation process has not been finalized. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.
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
The preliminary fair value of the acquired intangible assets was $43,932. The acquired intangible assets are being amortized on a straight-line basis over the useful lives identified in the table above.

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
Acquisition
On November 21, 2018, we acquired E2M Technologies B.V. (E2M) for a cash purchase price of $80,287. We funded the acquisition of E2M through borrowings on our Revolving Credit Facility. See Note 18 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the acquisition of E2M.
Financing
On November 21, 2018, we amended the Credit Agreement to increase the size of our Revolving Credit Facility from $120,000 to $150,000 and to extend the expiration date to July 5, 2022. The size of the Revolving Credit Facility was increased to finance the purchase of E2M. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the amendment to the Credit Agreement.
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
Adoption of New Revenue Recognition Standard
In fiscal year 2019, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments (collectively, "the new revenue standard" or "ASC 606"). See Note 2 and Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the impact of this adoption on our Consolidated Income Statements and Consolidated Balance Sheets.
Terms
The terms "MTS," "we," "us," "the Company" or "our" in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refer to MTS Systems Corporation and its wholly owned subsidiaries.

Financial Results
Total Company
Results of Operations
The following tables compare results of operations, separately identifying the estimated impact of currency translation, the acquisition of E2M in the first quarter of fiscal year 2019 and restructuring costs incurred in the first quarter of fiscal year 2019.

	Three Months Ended[1]
		Estimated
	March 30, 2019	Business Change	Acquisition[2]	Currency Translation	March 31, 2018
Revenue	$233,046	$37,302	$10,138	$(5,717)	$191,323
Cost of sales	145,696	25,891	7,260	(3,953)	116,498
Gross profit	87,350	11,411	2,878	(1,764)	74,825
Gross margin	37.5%				39.1%

Operating expenses
Selling and marketing	33,395	3,229	319	(750)	30,597
General and administrative	22,105	1,535	1,875	(297)	18,992
Research and development	7,676	(1,229)	348	(69)	8,626
Total operating expenses	63,176	3,535	2,542	(1,116)	58,215
Income from operations	$24,174	$7,876	$336	$(648)	$16,610

	Six Months Ended[1]
		Estimated
	March 30, 2019	Business Change	Acquisition / Restructuring[3]	Currency Translation	March 31, 2018
Revenue	$436,227	$45,243	$13,659	$(8,160)	$385,485
Cost of sales	270,572	33,553	10,193	(5,906)	232,732
Gross profit	165,655	11,690	3,466	(2,254)	152,753
Gross margin	38.0%				39.6%

Operating expenses
Selling and marketing	65,484	3,453	410	(1,004)	62,625
General and administrative	43,183	972	3,208	(551)	39,554
Research and development	14,848	(3,085)	558	(92)	17,467
Total operating expenses	123,515	1,340	4,176	(1,647)	119,646
Income from operations	$42,140	$10,350	$(710)	$(607)	$33,107

[1]
Financial results for fiscal year 2019 are presented in accordance with the new revenue standard adopted in the first quarter of fiscal year 2019. Prior period results have not been restated to reflect this change. The three and six months ended March 30, 2019 include a favorable impact on income from operations related to the ASC 606 adoption of $2,841 and $3,291, respectively. While we do not expect the adoption of the new revenue standard to have a significant impact on annual operating results, we do expect that it will have an impact on the timing of revenue recognition in interim periods.

[2]	The Acquisition column includes revenues and costs from the acquisition of E2M and costs incurred as part of the acquisition of E2M.

[3]	The Acquisition / Restructuring column includes revenues and costs from the acquisition of E2M, costs incurred as part of the acquisition of E2M and restructuring costs.
See Notes 3, 17 and 18 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the new revenue standard, restructuring and related costs, and the E2M acquisition, respectively.

Revenue
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Revenue	$233,046	$191,323	$41,723	21.8%	$436,227	$385,485	$50,742	13.2%

Revenue for the three and six months ended March 30, 2019 increased 21.8% and 13.2%, respectively, primarily driven by growth in both the Test & Simulation and Sensors businesses, partially offset by the unfavorable impact of currency translation. Test & Simulation revenue for the three and six months ended March 30, 2019 increased $40,794 and $48,151, respectively, primarily driven by growth in equipment volume from conversion of robust beginning-of-year backlog across all sectors and strong current-year order volume and the acquisition of E2M in the first quarter of fiscal year 2019. The increase was partially offset by the unfavorable impact of currency translation. Sensors revenue for the three and six months ended March 30, 2019 increased $833 and $2,824, respectively, primarily driven by continued growth in the Sensors position sector from ongoing strength in industrial and mobile hydraulics markets and growth in the Sensors test sector from a multi-year contract with the U.S. Department of Defense, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and the E2M acquisition, revenue increased 19.5% and 11.7%, respectively.

Gross Profit
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Gross profit	$87,350	$74,825	$12,525	16.7%	$165,655	$152,753	$12,902	8.4%
Gross margin	37.5%	39.1%	(1.6)	ppts	38.0%	39.6%	(1.6)	ppts

Gross profit for the three and six months ended March 30, 2019 increased 16.7% and 8.4%, respectively, primarily driven by revenue growth in Test & Simulation and the gross profit contribution from the E2M acquisition. This increase was partially offset by increased compensation expense, revenue mix between Test & Simulation and Sensors, the E2M inventory acquisition adjustment of $539 and $984, respectively, and the unfavorable impact of currency translation. Gross margin rate declined 1.6 percentage points in both periods primarily due to increased compensation expense, revenue mix between Test & Simulation and Sensors, and the E2M inventory acquisition adjustment. This decrease was partially offset by favorable leverage on higher revenue volume and strong project execution. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, gross profit increased 14.8% and 7.4% and the gross margin rate declined 1.6 and 1.5 percentage points, respectively.

Selling and Marketing Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$33,395	$30,597	$2,798	9.1%	$65,484	$62,625	$2,859	4.6%
% of revenue	14.3%	16.0%			15.0%	16.2%

Selling and marketing expense for the three and six months ended March 30, 2019 increased 9.1% and 4.6%, respectively, primarily due to increased compensation and commissions expense to support sales growth and the addition of E2M expenses, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation and E2M expenses, selling and marketing expense increased 10.6% and 5.5%, respectively.

General and Administrative Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
General and administrative	$22,105	$18,992	$3,113	16.4%	$43,183	$39,554	$3,629	9.2%
% of revenue	9.5%	9.9%			9.9%	10.3%

General and administrative expense for the three and six months ended March 30, 2019 increased 16.4% and 9.2%, respectively, primarily due to the addition of E2M expenses, acquisition-related expenses, higher compensation expense in Sensors and increased professional fees, partially offset by lower compensation expense in Test & Simulation. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 8.3% and 2.9%, respectively.

Research and Development Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Research and development	$7,676	$8,626	$(950)	(11.0)%	$14,848	$17,467	$(2,619)	(15.0)%
% of revenue	3.3%	4.5%			3.4%	4.5%

Research and development (R&D) expense for the three months ended March 30, 2019 declined 11.0% primarily due to lower compensation expense in Test & Simulation, partially offset by the addition of E2M expenses. Excluding the impact of currency translation and E2M expenses, R&D expense decreased 14.2%.
R&D expense for the six months ended March 30, 2019 declined 15.0% primarily due to lower compensation expense in Test & Simulation due in part to the shift of internal resources to capital projects, partially offset by the addition of E2M expenses and continued investment in new product development in Sensors. Excluding the impact of currency translation and E2M expenses, R&D expense decreased 17.7%.

Income from Operations
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Income from operations	$24,174	$16,610	$7,564	45.5%	$42,140	$33,107	$9,033	27.3%
% of revenue	10.4%	8.7%			9.7%	8.6%

Income from operations for the three and six months ended March 30, 2019 increased 45.5% and 27.3%, respectively, primarily due to increased gross profit on higher revenue volume and the impact of the E2M acquisition, partially offset by higher compensation expense and acquisition-related expenses. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 44.4% and 28.9%, respectively.

Interest Expense, Net
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Interest expense, net	$7,368	$6,708	$660	9.8%	$14,186	$13,512	$674	5.0%

Interest expense, net for the three and six months ended March 30, 2019 increased primarily due to an increase in interest expense on the revolving credit facility, which was partially offset by a reduction in interest expense related to lower balances on the tranche B term loan, as well as current year gains on interest rate swaps.

Other Income (Expense), Net
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Other income (expense), net	$270	$274	$(4)	(1.5)%	$319	$51	$268	525.5%

Other income (expense), net remained flat for the three months ended March 30, 2019.
The increase in other income (expense), net for the six months ended March 30, 2019 was primarily driven by a relative decrease in losses on foreign currency transactions.

Income Tax Provision (Benefit)
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Income tax provision (benefit)	$2,916	$1,738	$1,178	67.8%	$3,612	$(21,943)	$25,555	116.5%
Effective tax rate	17.1%	17.1%			12.8%	(111.7)%
The effective tax rate for the three months ended March 30, 2019 was flat.
The effective tax rate for the six months ended March 30, 2019 increased primarily due to certain discrete benefits of $25,378 in the prior year for the estimated impact of the Tax Cuts and Jobs Act (the Tax Act). The current year also includes a certain discrete tax benefit of $1,293 related to the Tax Act. Excluding the impact of these discrete benefits, the effective tax rate for the six months ended March 30, 2019 and March 31, 2018 would have been 17.3% and 17.5%, respectively.

Net Income
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Net income	$14,160	$8,438	$5,722	67.8%	$24,661	$41,589	$(16,928)	(40.7)%
Diluted earnings per share	$0.73	$0.44	$0.29	65.9%	$1.27	$2.16	$(0.89)	(41.2)%
Net income and diluted earnings per share for the three months ended March 30, 2019 increased primarily due to higher income from operations.
Net income and diluted earnings per share for the six months ended March 30, 2019 decreased primarily due to an increase in the effective tax rate, partially offset by higher income from operations.

Segment Results
Test & Simulation Segment
Results of Operations
The following tables compare results of operations for Test & Simulation, separately identifying the estimated impact of currency translation, the acquisition of E2M in the first quarter of fiscal year 2019 and restructuring costs incurred in the first quarter of fiscal year 2019. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended[1]
		Estimated
	March 30, 2019	Business Change	Acquisition[2]	Currency Translation	March 31, 2018
Revenue	$151,032	$34,007	$10,138	$(3,351)	$110,238
Cost of sales	103,742	23,110	7,260	(2,639)	76,011
Gross profit	47,290	10,897	2,878	(712)	34,227
Gross margin	31.3%				31.0%

Operating expenses
Selling and marketing	18,515	2,626	319	(389)	15,959
General and administrative	12,816	410	1,875	(211)	10,742
Research and development	3,275	(1,299)	348	(5)	4,231
Total operating expenses	34,606	1,737	2,542	(605)	30,932
Income from operations	$12,684	$9,160	$336	$(107)	$3,295

	Six Months Ended[1]
		Estimated
	March 30, 2019	Business Change	Acquisition / Restructuring[3]	Currency Translation	March 31, 2018
Revenue	$276,592	$39,352	$13,659	$(4,860)	$228,441
Cost of sales	189,757	28,528	10,193	(4,039)	155,075
Gross profit	86,835	10,824	3,466	(821)	73,366
Gross margin	31.4%				32.1%

Operating expenses
Selling and marketing	35,863	2,227	410	(495)	33,721
General and administrative	24,887	274	3,208	(428)	21,833
Research and development	6,070	(3,390)	558	(6)	8,908
Total operating expenses	66,820	(889)	4,176	(929)	64,462
Income from operations	$20,015	$11,713	$(710)	$108	$8,904

[1]
Financial results for fiscal year 2019 are presented in accordance with the new revenue standard adopted in the first quarter of fiscal year 2019. Prior period results have not been restated to reflect this change. The three and six months ended March 30, 2019 include a favorable impact on income from operations related to the ASC 606 adoption of $2,841 and $3,291, respectively. While we do not expect the adoption of the new revenue standard to have a significant impact on annual operating results, we do expect that it will have an impact on the timing of revenue recognition in interim periods.

[2]	The Acquisition column includes revenues and costs from the acquisition of E2M and costs incurred as part of the acquisition of E2M.

[3]	The Acquisition / Restructuring column includes revenues and costs from the acquisition of E2M, costs incurred as part of the acquisition of E2M and restructuring costs.

See Notes 3, 17 and 18 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the new revenue standard, restructuring and related costs, and the E2M acquisition, respectively.

Revenue
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Revenue	$151,032	$110,238	$40,794	37.0%	$276,592	$228,441	$48,151	21.1%
Revenue for the three and six months ended March 30, 2019 increased 37.0% and 21.1%, respectively, primarily driven by growth in equipment volume across all sectors from conversion of robust beginning-of-year backlog and strong current-year order volume and the acquisition of E2M in the first quarter of fiscal year 2019. The increase was partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and the E2M acquisition, revenue increased 30.8% and 17.2%, respectively.

Gross Profit
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Gross profit	$47,290	$34,227	$13,063	38.2%	$86,835	$73,366	$13,469	18.4%
Gross margin	31.3%	31.0%	0.3	ppts	31.4%	32.1%	(0.7)	ppts

Gross profit for the three months ended March 30, 2019 increased 38.2% primarily due to higher revenue volume and the gross profit contribution from the E2M acquisition, partially offset by increased compensation expense. Gross margin rate increased 0.3 percentage points primarily driven by higher revenue volume, strong project execution and the favorable impact of currency translation, partially offset by increased compensation expense and the $539 E2M acquisition inventory adjustment. Excluding the impact of currency translation, the E2M acquisition, and prior year restructuring costs, gross profit increased 30.7% and gross margin rate remained flat.
Gross profit for the six months ended March 30, 2019 increased 18.4% primarily due to higher revenue volume and the gross profit contribution from the E2M acquisition, partially offset by increased compensation expense. Gross margin rate declined 0.7 percentage points primarily driven by increased compensation expense and the $984 E2M acquisition inventory adjustment, partially offset by higher revenue volume, strong project execution and the favorable impact of currency translation. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, gross profit increased 14.1% and gross margin rate declined 0.9 percentage points.

Selling and Marketing Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$18,515	$15,959	$2,556	16.0%	$35,863	$33,721	$2,142	6.4%
% of revenue	12.3%	14.5%			13.0%	14.8%
Selling and marketing expense for the three and six months ended March 30, 2019 increased 16.0% and 6.4%, respectively, primarily due higher commissions and compensation expense, as well as the addition of E2M expenses, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation and E2M expenses, selling and marketing expense increased 16.5% and 6.6%, respectively.

General and Administrative Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
General and administrative	$12,816	$10,742	$2,074	19.3%	$24,887	$21,833	$3,054	14.0%
% of revenue	8.5%	9.7%			9.0%	9.6%

General and administrative expense for the three and six months ended March 30, 2019 increased 19.3% and 14.0%, respectively, primarily driven by the addition of E2M expenses and acquisition-related expenses, partially offset by lower compensation expense. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 4.2% and 2.1%, respectively.

Research and Development Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Research and development	$3,275	$4,231	$(956)	(22.6)%	$6,070	$8,908	$(2,838)	(31.9)%
% of revenue	2.2%	3.8%			2.2%	3.9%
R&D expense for the three months ended March 30, 2019 declined 22.6% primarily due to lower compensation expense, partially offset by the addition of E2M expenses. Excluding the impact of currency translation and E2M expenses, R&D expense decreased 30.7%.
R&D expense for the six months ended March 30, 2019 declined 31.9% primarily due to the shift of internal resources to capital projects and lower compensation expense, partially offset by the addition of E2M expenses. Excluding the impact of currency translation and E2M expenses, R&D expense decreased 38.1%.

Income from Operations
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Income from operations	$12,684	$3,295	$9,389	284.9%	$20,015	$8,904	$11,111	124.8%
% of revenue	8.4%	3.0%			7.2%	3.9%
Income from operations for the three and six months ended March 30, 2019 increased 284.9% and 124.8%, respectively, primarily due to increased gross profit on higher revenue volume and operational productivity, partially offset by higher compensation expense. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 242.1% and 116.9%, respectively.

Sensors Segment
Results of Operations
The following tables compare results of operations for Sensors, separately identifying the estimated impact of currency translation. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	March 30, 2019	Business Change	Currency Translation	March 31, 2018
Revenue	$82,375	$3,199	$(2,366)	$81,542
Cost of sales	42,301	2,693	(1,314)	40,922
Gross profit	40,074	506	(1,052)	40,620
Gross margin	48.6%			49.8%

Operating expenses
Selling and marketing	14,880	603	(361)	14,638
General and administrative	9,289	1,125	(86)	8,250
Research and development	4,401	70	(64)	4,395
Total operating expenses	28,570	1,798	(511)	27,283
Income (loss) from operations	$11,504	$(1,292)	$(541)	$13,337

	Six Months Ended
		Estimated
	March 30, 2019	Business Change	Currency Translation	March 31, 2018
Revenue	$160,325	$6,124	$(3,300)	$157,501
Cost of sales	81,492	5,267	(1,867)	78,092
Gross profit	78,833	857	(1,433)	79,409
Gross margin	49.2%			50.4%

Operating expenses
Selling and marketing	29,621	1,226	(509)	28,904
General and administrative	18,296	698	(123)	17,721
Research and development	8,778	305	(86)	8,559
Total operating expenses	56,695	2,229	(718)	55,184
Income (loss) from operations	$22,138	$(1,372)	$(715)	$24,225

Revenue
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased /(Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Revenue	$82,375	$81,542	$833	1.0%	$160,325	$157,501	$2,824	1.8%
Revenue for the three and six months ended March 30, 2019 increased 1.0% and 1.8%, respectively, primarily driven by continued growth in the Sensors position sector from continued strength in industrial and mobile hydraulics markets and growth in the Sensors test sector from a multi-year contract with the U.S. Department of Defense, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 3.9% in both periods.

Gross Profit
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Gross profit	$40,074	$40,620	$(546)	(1.3)%	$78,833	$79,409	$(576)	(0.7)%
Gross margin	48.6%	49.8%	(1.2)	ppts	49.2%	50.4%	(1.2)	ppts

Gross profit for the three and six months ended March 30, 2019 declined 1.3% and 0.7%, respectively, primarily due to the unfavorable impact of currency translation and increased compensation expense, partially offset by increased revenue volume. Gross margin rate declined 1.2 percentage points in both periods primarily driven by increased compensation expense during the ramp-up of manufacturing capacity to support both new products and growth in order volume in a tight labor market. Excluding the impact of currency translation, gross profit increased 1.2% and 1.1%, respectively, and the gross margin rate declined 1.3 percentage points in both periods.

Selling and Marketing Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$14,880	$14,638	$242	1.7%	$29,621	$28,904	$717	2.5%
% of revenue	18.1%	18.0%			18.5%	18.4%
Selling and marketing expense for the three and six months ended March 30, 2019 increased 1.7% and 2.5%, respectively, primarily driven by increased compensation from headcount additions to support sales growth, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 4.1% and 4.2%, respectively.

General and Administrative Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
General and administrative	$9,289	$8,250	$1,039	12.6%	$18,296	$17,721	$575	3.2%
% of revenue	11.3%	10.1%			11.4%	11.3%

General and administrative expense for the three months ended March 30, 2019 increased 12.6% primarily driven by higher compensation expense. Excluding the impact of currency translation, general and administrative expense increased 13.6%.
General and administrative expense for the six months ended March 30, 2019 increased 3.2% primarily driven by higher professional fees and compensation expense. Excluding the impact of currency translation, general and administrative expense increased 3.9%.

Research and Development Expense
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Research and development	$4,401	$4,395	$6	0.1%	$8,778	$8,559	$219	2.6%
% of revenue	5.3%	5.4%			5.5%	5.4%
R&D expense for the three months ended March 30, 2019 was flat. R&D expense for the six months ended March 30, 2019 increased 2.6% primarily driven by continued investment in new product development. Excluding the impact of currency translation, R&D expense increased 1.6% and 3.6%, respectively.

Income from Operations
	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increased / (Decreased)		March 30, 2019	March 31, 2018	Increased / (Decreased)
			$	%			$	%
Income from operations	$11,504	$13,337	$(1,833)	(13.7)%	$22,138	$24,225	$(2,087)	(8.6)%
% of revenue	14.0%	16.4%			13.8%	15.4%

Income from operations for the three and six months ended March 30, 2019 declined 13.7% and 8.6%, respectively, primarily due to increased compensation expense and the unfavorable impact of currency translation. Excluding the impact of currency translation, income from operations decreased 9.7% and 5.7%, respectively.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Six Months Ended
	March 30, 2019	March 31, 2018
Total cash provided by (used in):
Operating activities	$30,669	$37,258
Investing activities	(91,450)	(4,476)
Financing activities	63,187	(61,126)
Effect of exchange rate changes on cash	(88)	3,989
Increase (decrease) during the period	2,318	(24,355)
Cash and cash equivalents balance, beginning of period	71,804	108,733
Cash and cash equivalents balance, end of period	$74,122	$84,378
Operating Activities
The decrease in cash provided by operating activities was primarily due to an increase in cash used by working capital associated with timing fluctuations from accounts receivable payments received and unbilled accounts receivable accruals, accounts payable payments, inventory purchases, and advanced payments received from customers, as well as a decrease in net income due to the remeasurement of our estimated deferred tax liabilities as a result of the Tax Act in fiscal year 2018. This decrease was partially offset by a decrease in cash used by deferred income taxes, an increase in cash provided by other assets and liabilities related to accrued project costs, and a decrease in cash used by payroll-related accruals.
Investing Activities
The increase in cash used in investing activities was primarily due to the acquisition of E2M in the first quarter of fiscal year 2019.
Financing Activities
The increase in cash provided by financing activities was primarily due to borrowings under the Revolving Credit Facility used to fund the acquisition of E2M and a decrease in cash used for long-term debt payments.
Liquidity and Capital Resources
We had cash and cash equivalents of $74,122 as of March 30, 2019. Of this amount, $10,597 was located in North America, $28,847 in Europe and $34,678 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American cash balance was primarily invested in bank deposits. The cash balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of March 30, 2019, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we are able to repatriate cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability. We plan to continue to repatriate certain amounts of our existing offshore cash and future earnings back to the U.S.
As of March 30, 2019, our capital structure was comprised of $31,632 in short-term debt, $443,206 in long-term debt and $485,054 in shareholders' equity. Long-term debt included $80,391 on our Revolving Credit Facility used to finance the acquisition of E2M. The Consolidated Balance Sheets also included $10,418 of unamortized debt issuance costs as of

March 30, 2019. Total interest-bearing debt as of March 30, 2019 was $474,838. We have a credit agreement with a consortium of financial institutions (the Credit Agreement) that provides for senior secured credit facilities consisting of a Revolving Credit Facility and a Term Facility. The maturity date of the Revolving Credit Facility is July 5, 2022 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement. The Credit Agreement also requires mandatory prepayments on our Term Facility in certain circumstances, including the potential for an annual required prepayment of a certain percentage of our excess cash flow.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. As of March 30, 2019, we were in compliance with these financial covenants. See Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q for additional information on our financing arrangements.
Shareholders' equity increased by $7,122 during the six months ended March 30, 2019 primarily due to $24,661 net income and $5,219 stock-based compensation. The increase was partially offset by $10,740 dividends declared and $6,094 other comprehensive loss. Also contributing to the decrease was a cumulative effect of accounting change reduction to our opening retained earnings balance of $6,227 related to the adoption of the new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
As of March 30, 2019, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.
Off-balance Sheet Arrangements
As of March 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies
The Consolidated Financial Statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported, giving due consideration to materiality, that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information, see "Summary of Significant Accounting Policies" under Note 1 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. For a discussion of our critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
The following critical accounting policy has been updated since our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
Revenue Recognition (Over Time)
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
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $16,581 for the six months ended March 30, 2019.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Mark-to-market gains and losses are reclassified from AOCI to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. Net gains and losses on foreign currency transactions included in the accompanying Consolidated Statements of Income were net losses of $309 and $642 during the six months ended March 30, 2019 and March 31, 2018, respectively. See Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
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
As of March 30, 2019, we had cash and cash equivalents of $74,122, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $59 for the six months ended March 30, 2019.
Secured floating rate credit facilities require interest payments to be calculated at a floating rate and are therefore impacted by increases or decreases in market interest rates. We have swapped a portion of our floating-rate debt to a fixed-rate such that the interest expense on this debt will not vary with changes in short-term interest rates. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our interest rate swaps. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in an approximately $2,426 increase in future annual interest expense.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of March 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended March 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased As Part of Publicly Announced Plans or Programs
December 30, 2018 – February 2, 2019	—	$—	—	438
February 3, 2019 – March 2, 2019	—	$—	—	438
March 3, 2019 – March 30, 2019	—	$—	—	438
We purchase common stock from time to time to mitigate dilution related to new shares issued as equity for employee compensation such as stock options, restricted stock units, performance restricted stock units and employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a purchase authorization of 2,000 shares. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the second quarter of fiscal year 2019. As of March 30, 2019, there were 438 shares available for purchase under the existing authorization.
Capped Calls
In connection with the pricing of the tangible equity units (TEUs) sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. On June 13, 2018, we amended the agreements with third party banking institutions for the outstanding Capped Calls (Capped Call Agreements) to modify the timing of settlement to be only upon expiration for all outstanding Capped Calls. Per the Capped Call Agreements, the outstanding Capped Calls will automatically settle upon expiration on July 1, 2019. As of March 30, 2019 the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, subject to market conditions. See Note 13 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information on our equity instruments.

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

MTS SYSTEMS CORPORATION

Date:	May 6, 2019	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2019	/s/ BRIAN T. ROSS
Brian T. Ross
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)