Form 10-Q
period 2019-06-29
MTS SYSTEMS CORP
filed 2019-08-05
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of August 1, 2019, there were 19,334,452 shares of common stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended June 29, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 29, 2019	September 29, 2018
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$75,735	$71,804
Accounts receivable, net of allowance for doubtful accounts of $5,430 and $5,004, respectively	131,365	122,243
Unbilled accounts receivable, net	68,804	70,474
Inventories, net	164,853	139,109
Prepaid expenses and other current assets	27,118	24,572
Total current assets	467,875	428,202
Property and equipment, net	92,893	90,269
Goodwill	403,448	369,275
Intangible assets, net	285,299	246,138
Other long-term assets	3,986	2,263
Deferred income taxes	3,818	3,249
Total assets	$1,257,319	$1,139,396

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt, net	$28,316	$32,738
Accounts payable	39,495	47,886
Accrued payroll and related costs	43,893	43,554
Advance payments from customers	87,935	80,131
Accrued warranty costs	3,843	5,418
Accrued income taxes	3,736	4,928
Accrued dividends	5,568	5,312
Other accrued liabilities	35,367	19,146
Total current liabilities	248,153	239,113
Long-term debt, less current maturities, net	434,200	355,640
Deferred income taxes	50,315	46,482
Non-current accrued income taxes	5,745	6,158
Defined benefit pension plan obligation	9,062	9,177
Other long-term liabilities	15,305	4,894
Total liabilities	762,780	661,464

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 18,736 and 17,856 shares issued and outstanding as of June 29, 2019 and September 29, 2018, respectively	4,684	4,464
Additional paid-in capital	179,015	171,407
Retained earnings	316,249	300,585
Accumulated other comprehensive income (loss)	(5,409)	1,476
Total shareholders' equity	494,539	477,932
Total liabilities and shareholders' equity	$1,257,319	$1,139,396
Note: The Consolidated Balance Sheet as of September 29, 2018 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue
Product	$205,528	$168,651	$587,297	$503,345
Service	26,681	26,017	81,139	76,808
Total revenue	232,209	194,668	668,436	580,153
Cost of Sales
Product	130,514	103,182	368,260	304,809
Service	16,592	15,202	49,418	46,307
Total cost of sales	147,106	118,384	417,678	351,116
Gross profit	85,103	76,284	250,758	229,037
Operating expenses
Selling and marketing	33,321	32,171	98,805	94,796
General and administrative	20,621	19,081	63,804	58,635
Research and development	8,160	8,768	23,008	26,235
Total operating expenses	62,102	60,020	185,617	179,666
Income from operations	23,001	16,264	65,141	49,371
Interest expense, net	(6,687)	(6,249)	(20,873)	(19,761)
Other income (expense), net	(124)	30	195	81
Income before income taxes	16,190	10,045	44,463	29,691
Income tax provision (benefit)	2,605	1,066	6,217	(20,877)
Net income	$13,585	$8,979	$38,246	$50,568

Earnings per share
Basic
Earnings per share	$0.70	$0.47	$1.99	$2.64
Weighted average common shares outstanding	19,297	19,174	19,255	19,149

Diluted
Earnings per share	$0.70	$0.47	$1.97	$2.62
Weighted average common shares outstanding	19,520	19,305	19,436	19,269

Dividends declared per share	$0.30	$0.30	$0.90	$0.90

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$13,585	$8,979	$38,246	$50,568
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	506	(8,056)	(2,165)	(385)
Derivative instruments
Unrealized net gain (loss)	(1,074)	2,089	(2,882)	3,359
Net (gain) loss reclassified to earnings	(655)	(516)	(2,136)	274
Defined benefit pension plan
Unrealized net gain (loss)	419	78	(167)	(193)
Net (gain) loss reclassified to earnings	95	92	286	278
Currency exchange rate gain (loss)	(82)	413	179	145
Other comprehensive income (loss)	(791)	(5,900)	(6,885)	3,478
Comprehensive income (loss)	$12,794	$3,079	$31,361	$54,046

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 29, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, March 30, 2019	17,900	$4,475	$176,918	$308,279	$(4,618)	$485,054
Total comprehensive income	—	—	—	13,585	(791)	12,794
Conversion of tangible equity units	781	195	(195)	—	—	—
Exercise of stock options	20	5	991	—	—	996
Stock-based compensation	55	14	2,282	—	—	2,296
Issuance for employee stock purchase plan	—	—	—	—	—	—
Common stock purchased and retired	(20)	(5)	(981)	—	—	(986)
Dividends, $0.30 per share	—	—	—	(5,615)	—	(5,615)
Balance, June 29, 2019	18,736	$4,684	$179,015	$316,249	$(5,409)	$494,539

	Nine Months Ended June 29, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 29, 2018	17,856	$4,464	$171,407	$300,585	$1,476	$477,932
Total comprehensive income	—	—	—	38,246	(6,885)	31,361
Cumulative effect of accounting change	—	—	—	(6,227)	—	(6,227)
Conversion of tangible equity units	781	195	(195)	—	—	—
Exercise of stock options	23	6	1,134	—	—	1,140
Stock-based compensation	88	22	7,493	—	—	7,515
Issuance for employee stock purchase plan	16	4	553	—	—	557
Common stock purchased and retired	(28)	(7)	(1,377)	—	—	(1,384)
Dividends, $0.90 per share	—	—	—	(16,355)	—	(16,355)
Balance, June 29, 2019	18,736	$4,684	$179,015	$316,249	$(5,409)	$494,539

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, March 31, 2018	17,792	$4,448	$166,757	$292,200	$8,825	$472,230
Total comprehensive income	—	—	—	8,979	(5,900)	3,079
Exercise of stock options	9	2	416	—	—	418
Stock-based compensation	41	11	2,177	—	—	2,188
Issuance for employee stock purchase plan	12	3	535	—	—	538
Common stock purchased and retired	(10)	(3)	(546)	—	—	(549)
Dividends, $0.30 per share	—	—	—	(5,354)	—	(5,354)
Balance, June 30, 2018	17,844	$4,461	$169,339	$295,825	$2,925	$472,550

	Nine Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 30, 2017	17,760	$4,440	$163,632	$261,258	$(553)	$428,777
Total comprehensive income	—	—	—	50,568	3,478	54,046
Cumulative effect of accounting change	—	—	(33)	33	—	—
Exercise of stock options	13	3	627	—	—	630
Stock-based compensation	71	18	5,348	—	—	5,366
Issuance for employee stock purchase plan	24	6	1,065	—	—	1,071
Common stock purchased and retired	(24)	(6)	(1,300)	—	—	(1,306)
Dividends, $0.90 per share	—	—	—	(16,034)	—	(16,034)
Balance, June 30, 2018	17,844	$4,461	$169,339	$295,825	$2,925	$472,550

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income	$38,246	$50,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	7,298	5,378
Fair value adjustment to acquired inventory	1,141	—
Net periodic pension benefit cost	871	890
Depreciation and amortization	28,153	25,858
(Gain) loss on sale or disposal of property and equipment	552	171
Amortization of debt issuance costs	2,807	3,824
Deferred income taxes	(1,430)	(30,189)
Bad debt provision (recovery), net	586	1,344
Other	—	(111)
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	(15,444)	22,915
Inventories, net	1,013	(15,158)
Prepaid expenses	(2,310)	(784)
Accounts payable	(11,361)	(283)
Accrued payroll and related costs	(1,396)	(10,525)
Advance payments from customers	(6,390)	1,987
Accrued warranty costs	(1,571)	(422)
Other assets and liabilities	9,205	(3,352)
Net Cash Provided by (Used in) Operating Activities	49,970	52,111
Cash Flows from Investing Activities
Purchases of property and equipment	(17,377)	(9,777)
Proceeds from sale of property and equipment	10	69
Purchases of business, net of acquired cash	(83,526)	—
Other	(285)	823
Net Cash Provided by (Used in) Investing Activities	(101,178)	(8,885)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	80,391	—
Payment of long-term debt	(3,861)	(63,233)
Payment of debt component of tangible equity units	(4,818)	(6,805)
Payment of debt issuance costs for revolving credit facility	(542)	—
Receipts under short-term borrowings	35,000	12,750
Payments under short-term borrowings	(35,000)	(12,750)
Cash dividends	(16,099)	(15,958)
Proceeds from exercise of stock options and employee stock purchase plan	1,697	1,701
Payments to purchase and retire common stock	(1,384)	(1,306)
Net Cash Provided by (Used in) Financing Activities	55,384	(85,601)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(245)	45
Cash and Cash Equivalents
Increase (decrease) during the period	3,931	(42,330)
Balance, beginning of period	71,804	108,733
Balance, end of period	$75,735	$66,403

Supplemental Disclosures
Cash paid during the period for
Interest	$18,244	$16,768
Income taxes	9,295	7,645
Non-cash investing and financing activities
Dividends declared not yet paid	5,568	5,354
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
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC. Interim results of operations for the third fiscal quarter ended June 29, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
We have a 5-4-4 week, quarterly accounting cycle with our fiscal year ending on the Saturday closest to September 30. Fiscal year 2019 ending on September 28, 2019 will consist of 52 weeks. Fiscal year 2018 ended on September 29, 2018 consisted of 52 weeks.
Changes to Significant Accounting Policies
The following accounting policies have been updated since our fiscal year 2018 Annual Report on Form 10-K.
Revenue Recognition
As described in Note 2, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments, on September 30, 2018 under the modified retrospective transition method. Our new revenue recognition accounting policy and disclosures relative to this guidance are included in Note 3.
NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), followed by related amendments (collectively, "the new lease standard"), which requires lessees to recognize most leases on the balance sheet for the rights and obligations created by those leases. Under the new lease standard, a company recognizes a right-of-use asset, representing the right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The new lease standard requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from a company's leases. Adoption of the new lease standard is required for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. The new guidance is required to be adopted using a modified retrospective transition method, and an optional transition method may be elected to use the effective date as the date of initial application on transition.
We intend to adopt the new lease standard for our fiscal year 2020 under the optional transition method with an effective date of September 29, 2019. As a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date, and we will record the impact from adoption as a cumulative-effect reduction to retained earnings as of the effective date. We are currently planning to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and we are currently evaluating the other practical expedients available under the new lease standard. We continue to make progress with preparation for the adoption and implementation of the new lease standard, including assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, revising our lease-related accounting policies, assessing impacts to controls, and implementing a lease software solution. We anticipate the adoption of the new lease standard will result in an increase in assets and liabilities on our Consolidated Balance Sheet. The impact on our Consolidated Statement of Income and Consolidated Statement of Cash Flows is being evaluated. We continue to evaluate the impact that these changes in methodology will have on our financial condition, results of operations and disclosures.

Other
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by related amendments, which changes the accounting for credit losses on instruments measured at amortized cost by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. Adoption of the standard is required for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. The new guidance is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period of adoption. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that annual period, which is our fiscal year 2020. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. Certain disclosures in the new guidance are to be applied using a retrospective approach while other disclosures are to be applied using a prospective approach. Early adoption is permitted. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates, amends and adds disclosure requirements for defined benefit pension and other postretirement plans. The standard is required to be adopted for annual periods ending after December 15, 2020, which is our fiscal year 2021. The new guidance is to be applied using a retrospective approach with early adoption permitted. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments (collectively, "the new revenue standard" or "ASC 606"), to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new revenue standard, a company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Determination of when and how revenue is recognized is based on a five-step analysis. Enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers are required.
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
In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which amends existing guidance on extinguishing financial liabilities for certain prepaid stored-value products. The standard requires recognition of the expected breakage amount or the value that is ultimately not redeemed either proportionally in earnings as redemption occurs or when redemption is remote, if issuers are not entitled to breakage. We adopted the standard on a modified retrospective basis for the annual period ending September 28, 2019, including interim periods within that annual period. The adoption of this guidance had no impact on our financial condition, results of operations or disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs. Existing guidance required companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. We adopted the standard on a modified retrospective basis for the annual period ending September 28, 2019, including interim periods within that annual period. The adoption of this guidance had no impact on our financial condition, results of operations or disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The standard requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period, with only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be stated separately from the line items that include the service cost and outside of operating income. These components are not eligible for capitalization in assets. We adopted the standard for the annual period ending September 28, 2019, including interim periods within that annual period, retrospectively for the presentation in the income statement of the service cost component and the other components of net periodic pension cost and prospectively for the capitalization in assets of the service cost component of net periodic pension cost. The adoption of this guidance did not have a material impact on our current or prior year financial condition, results of operations or disclosures. Therefore, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in Accounting Standards Codification (ASC) 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. We early adopted the standard on a modified retrospective basis for the annual period ending September 28, 2019, including interim periods within that annual period. The adoption of this guidance had no impact on our current or prior year financial condition, results of operations or disclosures.
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

The impact of adopting the new revenue standard on our Consolidated Statements of Income and Consolidated Balance Sheets is as follows:

Consolidated Statements of Income	Three Months Ended June 29, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue	$232,209	$213,443	$18,766
Cost of sales	147,106	136,563	10,543
Gross profit	85,103	76,880	8,223
Selling and marketing	33,321	33,075	246
Income tax provision (benefit)	2,605	1,326	1,279
Net income	13,585	6,887	6,698

	Nine Months Ended June 29, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue	$668,436	$636,546	$31,890
Cost of sales	417,678	397,295	20,383
Gross profit	250,758	239,251	11,507
Selling and marketing	98,805	98,566	239
Income tax provision (benefit)	6,217	4,363	1,854
Net income	38,246	28,832	9,414

Consolidated Balance Sheets	June 29, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$131,365	$133,548	$(2,183)
Unbilled accounts receivable, net	68,804	59,784	9,020
Inventories, net	164,853	156,108	8,745
Prepaid expenses and other current assets	27,118	24,003	3,115
Other long-term assets	3,986	2,880	1,106
Deferred income taxes	3,818	3,167	651
Liabilities and Shareholders' Equity
Advance payments from customers	87,935	84,970	2,965
Accrued income taxes	3,736	3,345	391
Other accrued liabilities	35,367	20,566	14,801
Deferred income taxes	50,315	51,540	(1,225)
Other long-term liabilities	15,305	15,021	284
Accumulated other comprehensive income (loss)	(5,409)	(5,460)	51
Retained earnings	316,249	313,062	3,187

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
The following is a description of the product offerings, end markets, typical revenue transactions and payment terms for each of our two reportable segments. See Note 15 for further information on reportable segments.
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
Our Sensors contracts generally have a single performance obligation which is satisfied at a point in time. The performance obligation is a stand-alone sensor product, accessory, service or software license. Sensors contracts are generally fixed-price purchase order fulfillment contracts, and the transaction price is equal to the observable consideration in the contract. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon product shipment (as evidenced by shipment or delivery terms) or with the performance of the service. Certain contracts are measured using the as invoiced practical expedient as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date.
For our Sensors contracts with customers, payment terms are generally within 90 days. The timing of satisfying our Sensors performance obligations does not vary significantly from the typical timing of payment. For certain high-volume contracts, we are entitled to receive an advance payment.

Disaggregation of Revenue
We disaggregate our revenue by reportable segment, sales type (product or service), the timing of recognition of revenue for transfer of goods or services to customers (point-in-time or over time), and geographic market based on the billing location of the customer. See Note 15 for further information on our reportable segments and intersegment revenue.

	Three Months Ended June 29, 2019
	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$123,573	$82,305	$(350)	$205,528
Service	24,755	1,926	—	26,681
Total revenue	$148,328	$84,231	$(350)	$232,209

Timing of recognition
Point-in-time	$95,247	$77,978	$(350)	$172,875
Over time	53,081	6,253	—	59,334
Total revenue	$148,328	$84,231	$(350)	$232,209

Geographic market
Americas	$47,892	$42,365	$(350)	$89,907
Europe	34,137	26,994	—	61,131
Asia	66,299	14,872	—	81,171
Total revenue	$148,328	$84,231	$(350)	$232,209

	Nine Months Ended June 29, 2019
	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$348,992	$239,345	$(1,040)	$587,297
Service	75,928	5,211	—	81,139
Total revenue	$424,920	$244,556	$(1,040)	$668,436

Timing of recognition
Point-in-time	$273,226	$231,507	$(1,040)	$503,693
Over time	151,694	13,049	—	164,743
Total revenue	$424,920	$244,556	$(1,040)	$668,436

Geographic market
Americas	$138,780	$119,069	$(1,040)	$256,809
Europe	92,300	79,995	—	172,295
Asia	193,840	45,492	—	239,332
Total revenue	$424,920	$244,556	$(1,040)	$668,436

Contract Assets and Liabilities
Contract assets and contract liabilities are as follows:

	June 29, 2019	September 29, 2018
Contract assets	$68,804	$70,474
Contract liabilities	98,675	80,131

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
Significant changes in contract assets and contract liabilities are as follows:

Contract Assets
Balance, September 29, 2018	$70,474
Cumulative transition adjustment upon adoption	(8,002)
Changes in estimated stage of completion	92,958
Transfers to accounts receivable, net	(88,506)
Acquisitions[1]	1,518
Other	362
Balance, June 29, 2019	$68,804

Contract Liabilities
Balance, September 29, 2018	$80,131
Cumulative transition adjustment upon adoption	20,557
Revenue recognized included in balance at beginning of period	(70,294)
Increases due to payments received, excluding amounts recognized as revenue during period	64,248
Acquisitions[1]	4,853
Other	(820)
Balance, June 29, 2019	$98,675
1    See Note 16 for additional information regarding acquisitions.
Remaining Performance Obligations
As of June 29, 2019, we had approximately $227,000 of remaining performance obligations on contracts with an original expected duration of one year or more which are primarily related to Test & Simulation. As of June 29, 2019, we expect to recognize approximately 77% of these remaining performance obligations as revenue within one year, an additional 19% within two years and the balance thereafter. We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
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
Pre-contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., pre-contract costs) when costs are considered recoverable. Capitalized pre-contract costs, consisting primarily of Test & Simulation sales commissions, are amortized as the related revenue is recognized. We recognized total capitalized pre-contract costs of $5,694 in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets as of June 29, 2019 and related expense of $1,747 and $5,616 in the Consolidated Statements of Income during the three and nine months ended June 29, 2019, respectively.
NOTE 4          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	June 29, 2019	September 29, 2018
Components, assemblies and parts	$107,389	$93,020
Customer projects in various stages of completion	45,814	35,675
Finished goods	11,650	10,414
Total inventories, net	$164,853	$139,109

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
Changes to accrued warranty costs are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning accrued warranty costs	$4,741	$6,191	$5,418	$6,018
Warranty claims	(1,051)	(1,384)	(3,497)	(3,969)
Warranty provisions	150	756	1,941	3,483
Adjustments to preexisting warranties	—	50	(15)	64
Currency translation	3	(24)	(4)	(7)
Ending accrued warranty costs	$3,843	$5,589	$3,843	$5,589

NOTE 6          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	June 29, 2019	September 29, 2018
Land and improvements	$3,924	$2,881
Buildings and improvements	59,949	58,880
Machinery and equipment	217,728	203,647
Assets held under capital leases	2,796	2,815
Total property and equipment	284,397	268,223
Less: Accumulated depreciation	(191,504)	(177,954)
Total property and equipment, net	$92,893	$90,269

Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test & Simulation	Sensors	Total
Balance, September 29, 2018	$24,631	$344,644	$369,275
Acquisitions [1]	34,423	—	34,423
Currency translation	(230)	(20)	(250)
Balance, June 29, 2019	$58,824	$344,624	$403,448

1    See Note 16 for additional information regarding acquisitions.

Intangible Assets
Intangible assets are as follows:

	June 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$37,265	$(15,969)	$21,296	6.4
Technology and patents	59,362	(14,934)	44,428	14.9
Trademarks and trade names	12,658	(3,641)	9,017	20.6
Customer lists	180,147	(31,692)	148,455	15.7
Land-use rights	2,334	(914)	1,420	26.0
Other	3,754	(571)	3,183	4.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$353,020	$(67,721)	$285,299	14.5

	September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$31,251	$(15,860)	$15,391	6.5
Technology and patents	46,405	(12,188)	34,217	14.9
Trademarks and trade names	6,754	(2,987)	3,767	25.4
Customer lists	156,971	(23,314)	133,657	15.8
Land-use rights	2,336	(730)	1,606	26.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$301,217	$(55,079)	$246,138	14.8

[2]	The gross carrying amount of software development costs as of June 29, 2019 and September 29, 2018 includes $19,560 and $15,391, respectively, of intangible assets not yet placed in service.
Amortization expense recognized related to finite-lived intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization expense	$4,449	$3,453	$12,668	$10,388

Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2019	$4,356
2020	17,420
2021	18,527
2022	19,450
2023	18,543
2024	18,172
Thereafter	131,331

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

	June 29, 2019
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$350	$—	$350
Interest rate swap [2]	—	1,664	—	1,664
Total assets	—	2,014	—	2,014

Liabilities
Currency contracts [1]	—	490	—	490
Total liabilities	$—	$490	$—	$490

	September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$1,080	$—	$1,080
Interest rate swap [2]	—	7,411	—	7,411
Total assets	—	8,491	—	8,491

Liabilities
Currency contracts [1]	—	173	—	173
Total liabilities	$—	$173	$—	$173

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
Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair values of our debt are as follows:

	June 29, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$2,472	$2,871	$—	$2,871	$—
Tranche B term loan [2]	387,966	388,936	—	388,936	—
Total debt	$390,438	$391,807	$—	$391,807	$—

	September 29, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Debt component of tangible equity units [1]	$7,290	$8,626	$—	$8,626	$—
Tranche B term loan [2]	391,416	395,330	—	395,330	—
Total debt	$398,706	$403,956	$—	$403,956	$—

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

NOTE 8          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our currency exchange contracts and interest rate swap are designated as cash flow hedges and qualify as hedging instruments. We also have derivatives that are not designated as cash flow hedges and, therefore, are accounted for and reported under foreign currency guidance. Regardless of designation for accounting purposes, we believe all of our derivative instruments are hedges of transactional risk exposures. The fair value of our outstanding designated and undesignated derivative assets and liabilities are reported in the Consolidated Balance Sheets as follows:

	June 29, 2019
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$350	$265
Interest rate swap	1,664	—
Total designated hedge derivatives	2,014	265
Undesignated hedge derivatives
Balance sheet derivatives	—	225
Total hedge derivatives	$2,014	$490

	September 29, 2018
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$989	$173
Interest rate swap	7,411	—
Total designated hedge derivatives	8,400	173
Undesignated hedge derivatives
Balance sheet derivatives	91	—
Total hedge derivatives	$8,491	$173

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets are as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount
June 29, 2019
Assets	$2,014	$—	$2,014	$(179)	$—	$1,835
Liabilities	265	—	265	(179)	—	86

September 29, 2018
Assets	$8,400	$—	$8,400	$(173)	$—	$8,227
Liabilities	173	—	173	(173)	—	—

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

As of June 29, 2019 and September 29, 2018, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $35,412 and $39,856, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $28,176 and $29,315 as of June 29, 2019 and September 29, 2018, respectively. As of June 29, 2019, the net market value of the foreign currency exchange contracts was a net asset of $85, consisting of $350 in assets and $265 in liabilities. As of September 29, 2018, the net market value of the foreign currency exchange contracts was a net asset of $816, consisting of $989 in assets and $173 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning unrealized net gain (loss) in AOCI	$192	$(1,092)	$672	$(443)
Net (gain) loss reclassified into revenue	(142)	(273)	(743)	1,031
Net gain (loss) recognized in OCI	(46)	1,967	75	14
Ending unrealized net gain (loss) in AOCI	$4	$602	$4	$602

As of June 29, 2019, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $98. The maximum remaining maturity of any forward or optional contract as of June 29, 2019 was 1.4 years.
Interest Rate Swap
On October 20, 2016, we entered into a floating to fixed interest rate swap agreement to mitigate our exposure to interest rate increases related to a portion of our tranche B term loan facility. The total notional amount of the interest rate swap was $225,000 as of June 29, 2019. The swap agreement expires April 3, 2021. As a result of this agreement, every month we pay fixed interest at 1.256% in exchange for interest received at one month U.S. LIBOR. The market value of the interest rate swap as of June 29, 2019 was an asset of $1,664. The interest rate swap has been designated as a cash flow hedge. As a result, changes in the fair value of the interest rate swap are recorded in AOCI within shareholders' equity in the Consolidated Balance Sheets.
The pretax amounts recognized in AOCI on the interest rate swap, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning unrealized net gain (loss) in AOCI	$3,684	$6,925	$7,411	$3,499
Net (gain) loss reclassified into interest expense	(695)	(422)	(1,988)	(661)
Net gain (loss) recognized in OCI	(1,325)	851	(3,759)	4,516
Ending unrealized net gain (loss) in AOCI	$1,664	$7,354	$1,664	$7,354

As of June 29, 2019, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $1,391.
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
As of June 29, 2019 and September 29, 2018, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $94,824 and $90,816, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of June 29, 2019 and September 29, 2018 was $27,833 and $28,271, respectively. As of June 29, 2019 and September 29, 2018, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $225 and a net asset of $91, respectively.

The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net gain (loss) recognized in other income (expense), net	$218	$981	$(170)	$(46)

NOTE 9          FINANCING
Long-term debt consists of the following:

	June 29, 2019	September 29, 2018
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$387,966	$391,416
Revolving credit facility, non-current portion, expiring July 5, 2022	80,391	—
Tangible equity units, 8.75% coupon, maturing July 1, 2019 [1]	2,472	7,290
Capital lease obligations	1,572	2,000
Total long-term debt	472,401	400,706
Less: Unamortized underwriting discounts, commissions and other expenses	(6,567)	(8,623)
Less: Current maturities of tranche B term loan debt [2,3]	(28,600)	(28,600)
Less: Current maturities of TEU debt [2]	(2,472)	(7,290)
Less: Current maturities of capital lease obligations [2]	(562)	(553)
Total long-term debt, less current maturities, net	$434,200	$355,640

[1]	See Note 12 for additional information on our TEUs issued in the third quarter of fiscal year 2016.

[2]
In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $3,318 and $3,705 as of June 29, 2019 and September 29, 2018, respectively.

[3]
As of June 29, 2019 and September 29, 2018, current maturities of tranche B term loan consist of the 1% annual payment and the calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.

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
In the first quarter of fiscal year 2019, in conjunction with the E2M acquisition, we entered into a third amendment to the Credit Agreement to increase the borrowing capacity on the Revolving Credit Facility from $120,000 to $150,000 and extend the expiration date of the Revolving Credit Facility from July 5, 2021 to July 5, 2022. Additionally, the required performance levels under certain financial covenants were modified. During the nine months ended June 29, 2019, we incurred debt financing costs of $541 as a result of this amendment which were capitalized in current maturities of long-term debt, net and long-term debt, less current maturities, net in the Consolidated Balance Sheets.
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowings (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowings (Eurocurrency Term Loans and Eurocurrency Revolving Loans), each as defined in the Credit Agreement. ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans shall not be less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of June 29, 2019, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans shall not be less than 0.75% per annum. Based on our leverage ratio as of June 29, 2019, the Applicable Rate for Eurocurrency Revolving Loans was 3.00%. As of June 29, 2019, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 2.41%. The weighted average interest rate on Term Facility debt during the nine months ended June 29, 2019 was 5.67%.
As of June 29, 2019, there was $80,391 of outstanding borrowings under the Revolving Credit Facility which is included in long-term debt, less current maturities, net in the Consolidated Balance Sheets. As of September 29, 2018, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $22,580 and $20,448 as of June 29, 2019 and September 29, 2018, respectively, leaving approximately $47,029 and $99,552, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.25% and 0.40% based on our leverage ratio. During the three and nine months ended June 29, 2019, commitment fees incurred totaled $52 and $176, respectively. During the three and nine months ended June 30, 2018, commitment fees incurred totaled $94 and $250, respectively.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of June 29, 2019 and September 29, 2018, we were in compliance with these financial covenants.
See Note 7 for additional information on the fair value of the tranche B term loan and the TEU debt.
Interest Rate Swap
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

NOTE 10          STOCK-BASED COMPENSATION
We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. As of June 29, 2019, a total of 968 shares were available for issuance under the 2017 Plan.
We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2019, 2018 and 2017, the annual stock grant occurred in December 2018, April 2018 and April 2017, respectively.
Stock Options
During the nine months ended June 29, 2019, 231 stock options were granted at a weighted average fair value of $9.91. During the nine months ended June 30, 2018, 245 stock options were granted at a weighted average fair value of $11.10.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the nine months ended June 29, 2019, we granted 129 restricted stock units and 40 performance restricted stock units to directors, officers and employees. During the nine months ended June 30, 2018, we granted 109 restricted stock units and 29 performance restricted stock units. The fair value of the restricted stock units and performance restricted stock units granted during the nine months ended June 29, 2019 and June 30, 2018 was $46.67 and $49.63, respectively, representing the market value of our shares as of the date of grant less the present value of estimated foregone dividends over the vesting period.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. As of June 29, 2019, 599 shares were available for issuance under the 2012 ESPP. During the nine months ended June 29, 2019 and June 30, 2018, we issued 16 and 24 shares, respectively, under the 2012 ESPP at a weighted average price per share of $34.11 and $44.39, respectively.
NOTE 11          INCOME TAXES
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
As of December 29, 2018, we completed our accounting for the tax effects of the Tax Act at the conclusion of the one-year measurement period. As a result, the income tax provision for the three months ended December 29, 2018 includes certain discrete benefits of $1,293 for Tax Act measurement period adjustments. The discrete benefits relate to $1,297 of additional dividends received deduction for certain foreign tax credits included in the mandatory deemed repatriation tax calculation, partially offset by $4 of expense for other Tax Act measurement period adjustments. The additional dividends received deduction is based on our assessment of the treatment under the applicable provisions of the Tax Act as written and enacted during the first quarter of fiscal year 2019. The Department of the Treasury provided regulatory updates during the three months ended June 29, 2019, causing us to change our assessment of the benefit associated with the dividends received deduction, and in the third quarter of fiscal year 2019 to reverse the entire benefit of $1,297 that was recorded in the first quarter of fiscal year 2019.
The effective tax rate for the nine months ended June 29, 2019 increased primarily due to certain discrete benefits in the prior year for the estimated impact of the Tax Act. Excluding the impact of certain discrete benefits in the prior year, the effective tax rate for the nine months ended June 29, 2019 decreased as compared to the same prior year period. Factors that affected the effective tax rate for the nine months ended June 29, 2019 included impacts of the Tax Act, such as elimination of the domestic manufacturing deduction and the implementation of the global intangible low-taxed income (GILTI) provision. These increases were offset by favorable aspects of the Tax Act, such as the decrease in the U.S. income tax rate and provisions for incentivizing foreign-derived intangible income (FDII). In the first quarter of fiscal year 2019, we made an accounting policy election to treat the future tax impacts of the GILTI provisions of the Tax Act as a period cost to the extent applicable.
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
As of June 29, 2019, the liability for unrecognized tax benefits was $5,745, of which $3,269 would favorably affect our effective tax rate, if recognized. As of September 29, 2018, the liability for unrecognized tax benefits was $6,158, of which $3,740 would favorably affect our effective tax rate, if recognized. As of June 29, 2019, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
NOTE 12          SHAREHOLDERS' EQUITY
Tangible Equity Units
During the third quarter of fiscal year 2016, we issued 1,150 TEUs in a registered public offering primarily to finance the acquisition of PCB, to repay amounts outstanding under our existing revolving credit facility and to pay related costs, fees and expenses. Total proceeds, net of underwriting discounts, commissions and other expenses were $110,926. Each TEU has a stated amount of $100 per TEU and is comprised of a prepaid stock purchase contract and a senior amortizing note having a final installment payment date of July 1, 2019. We allocated the proceeds from the issuance of the TEUs between equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, net of underwriting discounts, commissions and other expenses, was recorded in additional paid-in capital in the Consolidated Balance Sheets. The fair value of the senior amortizing note, net of underwriting discounts, commissions and other expenses, was split between current maturities of long-term debt, net and long-term debt, less current maturities, net in the Consolidated Balance Sheets. Underwriting discounts, commissions and other costs directly associated with the TEU-related debt were amortized using the effective interest rate method over the three-year term of the instrument.
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
Equity Component
Unless converted earlier at the option of the holder, each prepaid stock purchase contract automatically settle on July 1, 2019. If converted prior to the automatic settlement date at the option of the holder, the minimum of 1.9841 shares of our common stock are delivered to the holder of each prepaid stock purchase contract. On the automatic settlement date, a minimum of 1.9841 shares and a maximum of 2.3810 shares of our common stock, subject to adjustment based upon the applicable market value discussed below, will be delivered to the holder of each prepaid stock purchase contract at the settlement date.
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
During the fourth quarter of fiscal year 2017, certain holders of our TEUs elected to early convert the equity component on 473 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 939 shares of our common stock. During the third quarter of fiscal year 2019, certain holders of our TEUs elected to early convert the equity component on 394 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 781 shares of our common stock. During fiscal year 2018, no holders of our TEUs elected to early convert the equity component of our outstanding TEUs.
Subsequent to the end of the third quarter of fiscal year 2019, on July 1, 2019, the remaining 283 outstanding TEUs were converted at the minimum conversion rate of 1.9841 which resulted in the issuance of approximately 560 shares of our common stock.
Debt Component
The amortizing senior note was issued with an initial principal amount of $27,386, or $23.8136 per TEU. Equal quarterly cash installments of $2.1875 per amortizing note are paid, which in the aggregate are equivalent to a 8.75% cash distribution per year with respect to each $100 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal. On July 1, 2019, subsequent to the end of the third quarter of fiscal year 2019, the final installment was paid.
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
Capped Calls
In connection with the pricing of the TEUs sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. The initial Capped Calls were for 2,282 equivalent shares of our common stock with a strike price of $50.40, a cap price of $58.80 and an expiration date of July 1, 2019. The value of the Capped Calls is settled with shares of our common stock, based on the approximate market value of our common stock at such time, and could be settled as the TEUs were early converted or settled upon expiration on July 1, 2019 (Capped Call Expiration). During the fourth quarter of fiscal year 2017, we settled approximately 10% of the Capped Calls, which resulted in us receiving and retiring 12 shares of our common stock. No Capped Calls were settled during the nine months ended June 29, 2019 and fiscal year 2018.
On June 13, 2018, we amended the agreements with third party banking institutions for the outstanding Capped Calls (Capped Call Agreements) to modify the timing of settlement to be only upon expiration for all outstanding Capped Calls. Per the Capped Call Agreements, the outstanding Capped Calls are for 2,054 equivalent shares of our common stock with a strike price of $50.40 and a cap price of $57.97. The Capped Calls will be automatically settled upon Capped Call Expiration in the fourth quarter of fiscal year 2019 with shares of our common stock based on the average market value of our common stock as defined in the Capped Call Agreements.
As of June 29, 2019, the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, which will be realized if the average market value of our common stock as defined in the Capped Call Agreements is at or below $50.40 or at $57.97, respectively, upon Capped Call Expiration.
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
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 835 and 667 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended June 29, 2019 and June 30, 2018, respectively. Stock options to acquire 812 and 548 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the nine months ended June 29, 2019 and June 30, 2018, respectively.
In connection with the pricing of the TEUs, we purchased capped calls. The capped calls will not be reflected in the calculation of diluted earnings per share until settled as they will lead to a net reduction in common shares outstanding or anti-dilution. See Note 12 for additional information on our equity instruments.
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$13,585	$8,979	$38,246	$50,568

Weighted average common shares outstanding	19,297	19,174	19,255	19,149
Effect of dilutive securities
Stock-based compensation	223	131	181	120
Weighted average dilutive common shares outstanding	19,520	19,305	19,436	19,269

Earnings per share
Basic	$0.70	$0.47	$1.99	$2.64
Diluted	0.70	0.47	1.97	2.62

NOTE 14          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is as follows:

	Three Months Ended			Nine Months Ended
	June 29, 2019
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$506	$—	$506	$(2,165)	$—	$(2,165)
Derivative instruments
Unrealized net gain (loss)	(1,371)	297	(1,074)	(3,684)	802	(2,882)
Net (gain) loss reclassified to earnings	(837)	182	(655)	(2,731)	595	(2,136)
Defined benefit pension plan
Unrealized net gain (loss)	600	(181)	419	(239)	72	(167)
Net (gain) loss reclassified to earnings	134	(39)	95	408	(122)	286
Currency exchange rate gain (loss)	(82)	—	(82)	179	—	179
Other comprehensive income (loss)	$(1,050)	$259	$(791)	$(8,232)	$1,347	$(6,885)

	Three Months Ended			Nine Months Ended
	June 30, 2018
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(8,056)	$—	$(8,056)	$(385)	$—	$(385)
Derivative instruments
Unrealized net gain (loss)	2,817	(728)	2,089	4,530	(1,171)	3,359
Net (gain) loss reclassified to earnings	(695)	179	(516)	370	(96)	274
Defined benefit pension plan
Unrealized net gain (loss)	111	(33)	78	(277)	84	(193)
Net (gain) loss reclassified to earnings	131	(39)	92	398	(120)	278
Currency exchange rate gain (loss)	413	—	413	145	—	145
Other comprehensive income (loss)	$(5,279)	$(621)	$(5,900)	$4,781	$(1,303)	$3,478

The changes in the net-of-tax balances of each component of AOCI are as follows:

	Three Months Ended				Nine Months Ended
	June 29, 2019
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(899)	$3,031	$(6,750)	$(4,618)	$1,772	$6,320	$(6,616)	$1,476
Other comprehensive net gain (loss) reclassifications	506	(1,074)	337	(231)	(2,165)	(2,882)	12	(5,035)
Net (gain) loss reclassified to earnings	—	(655)	95	(560)	—	(2,136)	286	(1,850)
Other comprehensive income (loss)	506	(1,729)	432	(791)	(2,165)	(5,018)	298	(6,885)
Ending balance	$(393)	$1,302	$(6,318)	$(5,409)	$(393)	$1,302	$(6,318)	$(5,409)

	Three Months Ended				Nine Months Ended
	June 30, 2018
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$11,617	$4,013	$(6,805)	$8,825	$3,946	$1,953	$(6,452)	$(553)
Other comprehensive net gain (loss) reclassifications	(8,056)	2,089	491	(5,476)	(385)	3,359	(48)	2,926
Net (gain) loss reclassified to earnings	—	(516)	92	(424)	—	274	278	552
Other comprehensive income (loss)	(8,056)	1,573	583	(5,900)	(385)	3,633	230	3,478
Ending balance	$3,561	$5,586	$(6,222)	$2,925	$3,561	$5,586	$(6,222)	$2,925

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Derivative instruments
Currency exchange contracts gain (loss)	$142	$273	$743	$(1,031)	Revenue
Interest rate swap contracts gain (loss)	695	422	1,988	661	Interest expense, net
Income tax benefit (expense)	(182)	(179)	(595)	96	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	655	516	2,136	(274)	Net income
Defined benefit pension plan [1]
Actuarial loss	—	(71)	—	(217)	Cost of sales
Actuarial loss	—	(38)	—	(113)	Selling and marketing
Actuarial loss	—	(22)	—	(68)	General and administrative
Actuarial loss	(134)	—	(408)	—	Other income (expense), net
Total actuarial loss	(134)	(131)	(408)	(398)	Income before income taxes
Income tax benefit	39	39	122	120	Income tax provision (benefit)
Total net loss on pension plan	(95)	(92)	(286)	(278)	Net income
Total net of tax reclassifications out of AOCI included in net income	$560	$424	$1,850	$(552)

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue
Test & Simulation	$148,328	$116,055	$424,920	$344,496
Sensors	84,231	79,000	244,556	236,501
Intersegment eliminations	(350)	(387)	(1,040)	(844)
Total revenue	$232,209	$194,668	$668,436	$580,153

Income from operations
Test & Simulation	$11,424	$3,873	$31,439	$12,777
Sensors	11,556	12,398	33,694	36,623
Intersegment eliminations	21	(7)	8	(29)
Total income from operations	$23,001	$16,264	$65,141	$49,371

NOTE 16          BUSINESS ACQUISITIONS
On November 21, 2018, we acquired all ownership interests of E2M for a cash purchase price of $80,287. Based in Amsterdam, Netherlands, E2M is a leading manufacturer of high force, electrically driven actuation systems, serving primarily the human-rated entertainment and training simulation markets. The acquisition of E2M expands our technology and product offerings for human-rated simulation systems and brings key regulatory approvals and customers in the flight simulation and entertainment markets. The transaction was accounted for under the acquisition method of accounting. The acquired assets, liabilities and operating results have been included in our financial statements within Test & Simulation from the date of acquisition. During the three and nine months ended June 29, 2019, we included $7,999 and $21,658, respectively, of revenue from E2M in our Consolidated Statements of Income. We funded the acquisition of E2M primarily with borrowings on our Revolving Credit Facility. Costs of $1,133 associated with the acquisition of E2M were expensed as incurred. Pro forma information related to the acquisition of E2M has not been included as the impact on our consolidated results of operations was not considered material.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed, net of cash acquired, as of the date of acquisition:

	Fair Value	Finite-Lived Intangible Asset Lives (Years)
Asset (Liability)
Accounts receivable	$4,651
Unbilled accounts receivable	1,518
Inventories	11,063
Prepaid expenses and other current assets	123
Property and equipment	672
Intangible assets
Customer lists	21,652	15
Trademarks and trade names	5,926	15
Technology	12,650	15
Other intangible assets	3,761	4
Other long-term assets	60
Purchased goodwill	32,475
Accounts payable	(3,657)
Accrued payroll and related costs	(1,328)
Advance payments from customers	(4,315)
Accrued income taxes	(290)
Other accrued liabilities	(127)
Deferred income taxes	(6,287)
Net assets acquired	$78,547

Supplemental information
Consideration paid at closing	$79,772
Post-closing purchase price adjustment	515
Less: Cash acquired	(1,740)
Purchase price, net of cash acquired	$78,547

The allocation of purchase price consideration is considered preliminary as of June 29, 2019 with provisional amounts primarily related to inventory for customer projects in various stages of completion, intangible assets and certain tax related items included as our allocation process has not been finalized. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.
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
The preliminary fair value of the acquired intangible assets was $43,989. The acquired intangible assets are being amortized on a straight-line basis over the useful lives identified in the table above.

NOTE 17          SUBSEQUENT EVENTS
Issuance of Senior Unsecured Notes
On July 16, 2019, we issued $350,000 in aggregate principal amount of 5.750% senior unsecured notes due 2027 (the Notes). The Notes were issued pursuant to an Indenture dated as of July 16, 2019 among us, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (the Indenture). The Notes will mature on August 15, 2027. Interest will accrue at the rate of 5.750% per annum and will be payable semi-annually on each February 15 and August 15, with the first interest payment due on February 15, 2020. We used the net proceeds after discounts and expenses of approximately $344,000 from this offering to repay all outstanding debt under the Revolving Credit Facility, to repay a portion of the Term Facility and for general corporate purposes.
Termination of Interest Rate Swap
In connection with the repayment of a portion of the Term Facility, we terminated the associated interest rate swap. As of June 29, 2019, the interest rate swap had a total notional amount of $225,000. The market value of the interest rate swap as of June 29, 2019 was an asset of $1,664. See Note 8 for additional information on our interest rate swap.
Purchase of Assets
On August 5, 2019, we executed an agreement with Meggitt PLC (MGGT.L), to purchase the assets of their Endevco sensors business for a cash purchase price of approximately $70,000. Founded in 1947, Endevco is a historic leader in high performance test & measurement sensors used primarily in the testing of new products. This strategic product line purchase brings together two iconic brands in the test & measurement sensors market, in PCB and Endevco, and further enhances our long-term strategy of growth and market leadership in our core businesses.

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
Further globalization and expansion of many industries along with growth in emerging markets, provide a strong and vibrant market base from which we can grow revenue. We have aligned our organizational structure to be more flexible to the demands of globalized and volatile markets by adjusting our structure to be more cost effective and nimble in responding to our customers' needs. We are looking ahead to delivering distinctive business performance through our commitment to sustain the differentiated competitive advantage that comes from offering an innovative portfolio of Test & Simulation and Sensors solutions that create value for customers and are delivered with total customer satisfaction.
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
Conversion of 8.75% Tangible Equity Units (TEUs)
During the third quarter of fiscal year 2019, certain holders of our TEUs elected to early convert the equity component on 394 of our outstanding TEUs at the minimum conversion rate of 1.9841 which resulted in the issuance of 781 shares of our common stock.
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

	Three Months Ended[1]
		Estimated
	June 29, 2019	Business Change	Acquisition[2]	Currency Translation	June 30, 2018
Revenue	$232,209	$34,588	$7,999	$(5,046)	$194,668
Cost of sales	147,106	26,851	5,685	(3,814)	118,384
Gross profit	85,103	7,737	2,314	(1,232)	76,284
Gross margin	36.6%				39.2%

Operating expenses
Selling and marketing	33,321	1,610	118	(578)	32,171
General and administrative	20,621	197	1,548	(205)	19,081
Research and development	8,160	(960)	405	(53)	8,768
Total operating expenses	62,102	847	2,071	(836)	60,020
Income from operations	$23,001	$6,890	$243	$(396)	$16,264

	Nine Months Ended[1]
		Estimated
	June 29, 2019	Business Change	Acquisition / Restructuring[3]	Currency Translation	June 30, 2018
Revenue	$668,436	$79,830	$21,658	$(13,205)	$580,153
Cost of sales	417,678	60,404	15,878	(9,720)	351,116
Gross profit	250,758	19,426	5,780	(3,485)	229,037
Gross margin	37.5%				39.5%

Operating expenses
Selling and marketing	98,805	5,063	528	(1,582)	94,796
General and administrative	63,804	1,169	4,756	(756)	58,635
Research and development	23,008	(4,045)	963	(145)	26,235
Total operating expenses	185,617	2,187	6,247	(2,483)	179,666
Income from operations	$65,141	$17,239	$(467)	$(1,002)	$49,371

[1]
Financial results for fiscal year 2019 are presented in accordance with the new revenue standard adopted in the first quarter of fiscal year 2019. Prior period results have not been restated to reflect this change. The three and nine months ended June 29, 2019 include a favorable impact on income from operations related to the ASC 606 adoption of $7,977 and $11,268, respectively. While we do not expect the adoption of the new revenue standard to have a significant impact on annual operating results, we do expect that it will have an impact on the timing of revenue recognition in interim periods.

[2]	The Acquisition column includes revenues and costs from the acquisition of E2M and costs incurred as part of the acquisition of E2M.

[3]	The Acquisition / Restructuring column includes revenues and costs from the acquisition of E2M, costs incurred as part of the acquisition of E2M and restructuring costs.

See Notes 3, 16 and 17 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the new revenue standard, restructuring and related costs, and the E2M acquisition, respectively.

Revenue
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Revenue	$232,209	$194,668	$37,541	19.3%	$668,436	$580,153	$88,283	15.2%

Revenue for the three and nine months ended June 29, 2019 increased 19.3% and 15.2%, respectively, primarily driven by growth in both the Test & Simulation and Sensors businesses, partially offset by the unfavorable impact of currency translation. Test & Simulation revenue for the three and nine months ended June 29, 2019 increased $32,273 and $80,424, respectively, primarily driven by volume growth from conversion of robust beginning-of-year backlog across all sectors and the acquisition of E2M in the first quarter of fiscal year 2019. The increase was partially offset by the unfavorable impact of currency translation. Sensors revenue for the three and nine months ended June 29, 2019 increased $5,231 and $8,055, respectively, primarily driven by growth in the Sensors test sector from a multi-year contract with the U.S. Department of Defense, growth in the Sensors position sector in the first half of the fiscal year and growth in the Sensors industrial sector from strength in the energy market, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and the E2M acquisition, revenue increased 17.8% and 13.8%, respectively.

Gross Profit
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Gross profit	$85,103	$76,284	$8,819	11.6%	$250,758	$229,037	$21,721	9.5%
Gross margin	36.6%	39.2%	(2.6)	ppts	37.5%	39.5%	(2.0)	ppts

Gross profit for the three and nine months ended June 29, 2019 increased 11.6% and 9.5%, respectively, primarily driven by revenue growth in Test & Simulation and the gross profit contribution from the E2M acquisition. This increase was partially offset by increased compensation expense, the E2M inventory acquisition adjustment of $157 and $1,141, respectively, and the unfavorable impact of currency translation. Gross margin declined 2.6 and 2.0 percentage points, respectively, primarily due to higher compensation expense, revenue mix between Test & Simulation and Sensors, and the E2M inventory acquisition adjustment. This decrease was partially offset by favorable leverage on higher revenue volume and strong project execution in Test & Simulation. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, gross profit increased 9.6% and 8.1% and gross margin declined 2.8 and 2.0 percentage points, respectively.

Selling and Marketing Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$33,321	$32,171	$1,150	3.6%	$98,805	$94,796	$4,009	4.2%
% of revenue	14.3%	16.5%			14.8%	16.3%

Selling and marketing expense for the three months ended June 29, 2019 increased 3.6% primarily due to increased compensation expense to support sales growth, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, selling and marketing expense increased 5.5%.
Selling and marketing expense for the nine months ended June 29, 2019 increased 4.2% primarily due to increased compensation and commissions expense to support sales growth and the addition of E2M expenses, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, selling and marketing expense increased 5.5%.

General and Administrative Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
General and administrative	$20,621	$19,081	$1,540	8.1%	$63,804	$58,635	$5,169	8.8%
% of revenue	8.9%	9.8%			9.5%	10.1%

General and administrative expense for the three months ended June 29, 2019 increased 8.1% primarily due to the addition of E2M expenses, higher compensation expense in Sensors and increased professional fees, partially offset by lower compensation expense in Test & Simulation. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 1.3%.
General and administrative expense for the nine months ended June 29, 2019 increased 8.8% primarily due to the addition of E2M expenses, acquisition-related expenses, higher compensation expense in Sensors and increased professional fees, partially offset by lower compensation expense in Test & Simulation. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense increased 2.4%.

Research and Development Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Research and development	$8,160	$8,768	$(608)	(6.9)%	$23,008	$26,235	$(3,227)	(12.3)%
% of revenue	3.5%	4.5%			3.4%	4.5%

Research and development (R&D) expense for the three months ended June 29, 2019 declined 6.9% primarily due to the shift of internal resources to capital projects in Test & Simulation, partially offset by the addition of E2M expenses. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, R&D expense decreased 9.5%.
R&D expense for the nine months ended June 29, 2019 declined 12.3% primarily due to the shift of internal resources to capital projects and lower compensation expense in Test & Simulation, partially offset by the addition of E2M expenses and continued investment in new product development in Sensors. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, R&D expense decreased 15.0%.

Income from Operations
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Income from operations	$23,001	$16,264	$6,737	41.4%	$65,141	$49,371	$15,770	31.9%
% of revenue	9.9%	8.4%			9.7%	8.5%

Income from operations for the three and nine months ended June 29, 2019 increased 41.4% and 31.9%, respectively, primarily due to increased gross profit on higher revenue volume and the impact of the E2M acquisition, partially offset by higher compensation expense and acquisition-related expenses. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 36.2% and 31.4%, respectively.

Interest Expense, Net
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Interest expense, net	$6,687	$6,249	$438	7.0%	$20,873	$19,761	$1,112	5.6%

Interest expense, net for the three and nine months ended June 29, 2019 increased primarily due to an increase in interest expense on the revolving credit facility drawn on in the first quarter of fiscal year 2019 to fund the acquisition of E2M, which was partially offset by a reduction in interest expense related to lower balances on the tranche B term loan, as well as current year favorable effects of our interest rate swap.

Other Income (Expense), Net
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Other income (expense), net	$(124)	$30	$(154)	(513.3)%	$195	$81	$114	140.7%

The decrease in other income (expense), net for the three months ended June 29, 2019 was primarily driven by a relative increase in losses on foreign currency transactions, partially offset by an increase in rental income.
The increase in other income (expense), net for the nine months ended June 29, 2019 was primarily driven by an increase in rental income, partially offset by a relative increase in losses on foreign currency transactions.

Income Tax Provision (Benefit)
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Income tax provision (benefit)	$2,605	$1,066	$1,539	144.4%	$6,217	$(20,877)	$27,094	129.8%
Effective tax rate	16.1%	10.6%			14.0%	(70.3)%
The effective tax rate for the three months ended June 29, 2019 increased primarily due to higher earnings before tax and the reversal of a $1,297 discrete tax benefit originally recorded in the first quarter of fiscal year 2019 related to the Tax Cuts and Jobs Act (the Tax Act) as a result of regulatory updates issued during the third quarter of fiscal year 2019.
The effective tax rate for the nine months ended June 29, 2019 increased primarily due to certain discrete benefits of $25,378 in the prior year for the estimated impact of the Tax Act. Excluding the impact of these discrete benefits, the effective tax rate for the nine months ended June 30, 2018 would have been 15.2%. The decrease in the effective income tax rate was primarily due to the implementation of the lower 21% U.S. statutory rate for fiscal year 2019 as compared to the blended statutory rate of 24.5% effective in fiscal year 2018.

Net Income
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Net income	$13,585	$8,979	$4,606	51.3%	$38,246	$50,568	$(12,322)	(24.4)%
Diluted earnings per share	$0.70	$0.47	$0.23	48.9%	$1.97	$2.62	$(0.65)	(24.8)%
Net income and diluted earnings per share for the three months ended June 29, 2019 increased primarily due to higher income from operations in Test & Simulation, partially offset by lower income from operations in Sensors.
Net income and diluted earnings per share for the nine months ended June 29, 2019 decreased primarily due to an increase in the effective tax rate and lower income from operations in Sensors, partially offset by higher income from operations in Test & Simulation.

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

	Three Months Ended[1]
		Estimated
	June 29, 2019	Business Change	Acquisition[2]	Currency Translation	June 30, 2018
Revenue	$148,328	$27,526	$7,999	$(3,252)	$116,055
Cost of sales	104,053	21,678	5,685	(2,785)	79,475
Gross profit	44,275	5,848	2,314	(467)	36,580
Gross margin	29.8%				31.5%

Operating expenses
Selling and marketing	18,450	1,136	118	(283)	17,479
General and administrative	10,829	(1,502)	1,548	(138)	10,921
Research and development	3,572	(1,138)	405	(2)	4,307
Total operating expenses	32,851	(1,504)	2,071	(423)	32,707
Income from operations	$11,424	$7,352	$243	$(44)	$3,873

	Nine Months Ended[1]
		Estimated
	June 29, 2019	Business Change	Acquisition / Restructuring[3]	Currency Translation	June 30, 2018
Revenue	$424,920	$66,877	$21,658	$(8,111)	$344,496
Cost of sales	293,810	50,206	15,878	(6,824)	234,550
Gross profit	131,110	16,671	5,780	(1,287)	109,946
Gross margin	30.9%				31.9%

Operating expenses
Selling and marketing	54,313	3,364	528	(779)	51,200
General and administrative	35,716	(1,228)	4,756	(566)	32,754
Research and development	9,642	(4,528)	963	(8)	13,215
Total operating expenses	99,671	(2,392)	6,247	(1,353)	97,169
Income from operations	$31,439	$19,063	$(467)	$66	$12,777

[1]
Financial results for fiscal year 2019 are presented in accordance with the new revenue standard adopted in the first quarter of fiscal year 2019. Prior period results have not been restated to reflect this change. The three and nine months ended June 29, 2019 include a favorable impact on income from operations related to the ASC 606 adoption of $7,977 and $11,268, respectively. While we do not expect the adoption of the new revenue standard to have a significant impact on annual operating results, we do expect that it will have an impact on the timing of revenue recognition in interim periods.

[2]	The Acquisition column includes revenues and costs from the acquisition of E2M and costs incurred as part of the acquisition of E2M.

[3]	The Acquisition / Restructuring column includes revenues and costs from the acquisition of E2M, costs incurred as part of the acquisition of E2M and restructuring costs.

See Notes 3, 16 and 17 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the new revenue standard, restructuring and related costs, and the E2M acquisition, respectively.

Revenue
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Revenue	$148,328	$116,055	$32,273	27.8%	$424,920	$344,496	$80,424	23.3%
Revenue for the three and nine months ended June 29, 2019 increased 27.8% and 23.3%, respectively, primarily driven by volume growth across all sectors from conversion of robust beginning-of-year backlog and the acquisition of E2M in the first quarter of fiscal year 2019. The increase was partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation and the E2M acquisition, revenue increased 23.7% and 19.4%, respectively.

Gross Profit
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Gross profit	$44,275	$36,580	$7,695	21.0%	$131,110	$109,946	$21,164	19.2%
Gross margin	29.8%	31.5%	(1.7)	ppts	30.9%	31.9%	(1.0)	ppts

Gross profit for the three months ended June 29, 2019 increased 21.0% primarily due to higher revenue volume and the gross profit contribution from the E2M acquisition, partially offset by increased compensation expense. Gross margin declined 1.7 percentage points primarily driven by increased compensation expense and lower gross margin contribution from product mix, partially offset by leverage on higher revenue volume, lower warranty expense and the favorable impact of currency translation. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in the prior year, gross profit increased 14.8% and gross margin declined 2.4 percentage points.
Gross profit for the nine months ended June 29, 2019 increased 19.2% primarily due to higher revenue volume and the gross profit contribution from the E2M acquisition, partially offset by increased compensation expense. Gross margin declined 1.0 percentage point primarily driven by increased compensation expense and the $1,141 E2M acquisition inventory adjustment, partially offset by leverage on higher revenue volume, strong project execution and the favorable impact of currency translation. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, gross profit increased 14.3% and gross margin declined 1.4 percentage points.

Selling and Marketing Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$18,450	$17,479	$971	5.6%	$54,313	$51,200	$3,113	6.1%
% of revenue	12.4%	15.1%			12.8%	14.9%
Selling and marketing expense for the three months ended June 29, 2019 increased 5.6% primarily due to higher compensation and bad debt expense, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, selling and marketing expense increased 7.5%.
Selling and marketing expense for the nine months ended June 29, 2019 increased 6.1% primarily due to higher commissions and compensation expense, as well as the addition of E2M expenses, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, selling and marketing expense increased 6.9%.

General and Administrative Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
General and administrative	$10,829	$10,921	$(92)	(0.8)%	$35,716	$32,754	$2,962	9.0%
% of revenue	7.3%	9.4%			8.4%	9.5%

General and administrative expense for the three months ended June 29, 2019 declined 0.8% primarily driven by lower compensation expense, partially offset by the addition of E2M expenses. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in the prior year, general and administrative expense decreased 13.3%.
General and administrative expense for the nine months ended June 29, 2019 increased 9.0% primarily driven by the addition of E2M expenses and acquisition-related expenses, partially offset by lower compensation expense. Excluding the impact of currency translation, E2M expenses, and restructuring costs incurred in both fiscal years, general and administrative expense decreased 3.1%.

Research and Development Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Research and development	$3,572	$4,307	$(735)	(17.1)%	$9,642	$13,215	$(3,573)	(27.0)%
% of revenue	2.4%	3.7%			2.3%	3.8%
R&D expense for the three months ended June 29, 2019 declined 17.1% primarily due to the shift of internal resources to capital projects, partially offset by the addition of E2M expenses. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, R&D expense decreased 23.9%.
R&D expense for the nine months ended June 29, 2019 declined 27.0% primarily due to the shift of internal resources to capital projects and lower compensation expense, partially offset by the addition of E2M expenses. Excluding the impact of currency translation, E2M expenses and restructuring costs incurred in the prior year, R&D expense decreased 33.5%.

Income from Operations
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Income from operations	$11,424	$3,873	$7,551	195.0%	$31,439	$12,777	$18,662	146.1%
% of revenue	7.7%	3.3%			7.4%	3.7%
Income from operations for the three months ended June 29, 2019 increased 195.0% primarily due to increased gross profit on higher revenue volume and lower R&D expenses, partially offset by higher compensation expense. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 143.4%.
Income from operations for the nine months ended June 29, 2019 increased 146.1% primarily due to increased gross profit on higher revenue volume, partially offset by higher compensation and commissions expense. Excluding the impact of currency translation, the E2M acquisition, and restructuring costs incurred in both fiscal years, income from operations increased 125.5%.

Sensors Segment
Results of Operations
The following tables compare results of operations for Sensors, separately identifying the estimated impact of currency translation. See Note 15 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	June 29, 2019	Business Change	Currency Translation	June 30, 2018
Revenue	$84,231	$7,025	$(1,794)	$79,000
Cost of sales	43,424	5,164	(1,029)	39,289
Gross profit	40,807	1,861	(765)	39,711
Gross margin	48.4%			50.3%

Operating expenses
Selling and marketing	14,871	474	(295)	14,692
General and administrative	9,792	1,699	(67)	8,160
Research and development	4,588	178	(51)	4,461
Total operating expenses	29,251	2,351	(413)	27,313
Income (loss) from operations	$11,556	$(490)	$(352)	$12,398

	Nine Months Ended
		Estimated
	June 29, 2019	Business Change	Currency Translation	June 30, 2018
Revenue	$244,556	$13,149	$(5,094)	$236,501
Cost of sales	124,916	10,431	(2,896)	117,381
Gross profit	119,640	2,718	(2,198)	119,120
Gross margin	48.9%			50.4%

Operating expenses
Selling and marketing	44,492	1,699	(803)	43,596
General and administrative	28,088	2,397	(190)	25,881
Research and development	13,366	483	(137)	13,020
Total operating expenses	85,946	4,579	(1,130)	82,497
Income (loss) from operations	$33,694	$(1,861)	$(1,068)	$36,623

Revenue
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased /(Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Revenue	$84,231	$79,000	$5,231	6.6%	$244,556	$236,501	$8,055	3.4%
Revenue for the three months ended June 29, 2019 increased 6.6% primarily driven by growth in both the Sensors test sector from a multi-year contract with the U.S. Department of Defense and the Sensors industrial sector from strength in the energy market, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 8.9%.

Revenue for the nine months ended June 29, 2019 increased 3.4% primarily driven by growth in the Sensors test sector from a multi-year contract with the U.S. Department of Defense, growth in the Sensors position sector in the first half of the fiscal year and growth in the Sensors industrial sector from strength in the energy market, partially offset by the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 5.6%.

Gross Profit
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Gross profit	$40,807	$39,711	$1,096	2.8%	$119,640	$119,120	$520	0.4%
Gross margin	48.4%	50.3%	(1.9)	ppts	48.9%	50.4%	(1.5)	ppts

Gross profit for the three and nine months ended June 29, 2019 increased 2.8% and 0.4%, respectively, primarily due to increased revenue volume, partially offset by increased compensation expense and the unfavorable impact of currency translation. Gross margin declined 1.9 and 1.5 percentage points, respectively, primarily driven by increased compensation expense during the ramp-up of manufacturing capacity to support both new products and growth in order volume in a tight labor market. Excluding the impact of currency translation, gross profit increased 4.7% and 2.3%, respectively, and gross margin declined 2.0 and 1.6 percentage, respectively.

Selling and Marketing Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$14,871	$14,692	$179	1.2%	$44,492	$43,596	$896	2.1%
% of revenue	17.7%	18.6%			18.2%	18.4%
Selling and marketing expense for the three and nine months ended June 29, 2019 increased 1.2% and 2.1%, respectively, primarily driven by increased compensation from headcount additions to support sales growth, partially offset by the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 3.2% and 3.9%, respectively.

General and Administrative Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
General and administrative	$9,792	$8,160	$1,632	20.0%	$28,088	$25,881	$2,207	8.5%
% of revenue	11.6%	10.3%			11.5%	10.9%

General and administrative expense for the three and nine months ended June 29, 2019 increased 20.0% and 8.5%, respectively, primarily driven by higher professional fees and compensation expense. Excluding the impact of currency translation, general and administrative expense increased 20.8% and 9.3%, respectively.

Research and Development Expense
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Research and development	$4,588	$4,461	$127	2.8%	$13,366	$13,020	$346	2.7%
% of revenue	5.4%	5.6%			5.5%	5.5%
R&D expense for the three and nine months ended June 29, 2019 increased 2.8% and 2.7%, respectively, primarily driven by continued investment in new product development. Excluding the impact of currency translation, R&D expense increased 4.0% and 3.7%, respectively.

Income from Operations
	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increased / (Decreased)		June 29, 2019	June 30, 2018	Increased / (Decreased)
			$	%			$	%
Income from operations	$11,556	$12,398	$(842)	(6.8)%	$33,694	$36,623	$(2,929)	(8.0)%
% of revenue	13.7%	15.7%			13.8%	15.5%

Income from operations for the three and nine months ended June 29, 2019 declined 6.8% and 8.0%, respectively, primarily due to increased compensation expense, the unfavorable impact of currency translation and higher professional fees, partially offset by increased gross profit on higher revenue volume. Excluding the impact of currency translation, income from operations decreased 4.0% and 5.1%, respectively.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Nine Months Ended
	June 29, 2019	June 30, 2018
Total cash provided by (used in):
Operating activities	$49,970	$52,111
Investing activities	(101,178)	(8,885)
Financing activities	55,384	(85,601)
Effect of exchange rate changes on cash	(245)	45
Increase (decrease) during the period	3,931	(42,330)
Cash and cash equivalents balance, beginning of period	71,804	108,733
Cash and cash equivalents balance, end of period	$75,735	$66,403
Operating Activities
The decrease in cash provided by operating activities was primarily due to an increase in cash used by working capital associated with timing fluctuations from accounts receivable payments received and unbilled accounts receivable accruals, accounts payable payments, advanced payments received from customers, and inventory purchases, as well as a decrease in net income due to the remeasurement of our estimated deferred tax liabilities as a result of the Tax Act in fiscal year 2018. This decrease was partially offset by a reduction in cash used by deferred income taxes due to the Tax Act in fiscal year 2018, an increase in cash provided by other assets and liabilities related to accrued project costs, and a decrease in cash used by payroll-related accruals.
Investing Activities
The increase in cash used in investing activities was primarily due to the acquisition of E2M in the first quarter of fiscal year 2019 as well as an increase in cash used to purchase property and equipment for continued strategic investments in the business.
Financing Activities
The increase in cash provided by financing activities was primarily due to borrowings under the Revolving Credit Facility used to fund the acquisition of E2M and a decrease in cash used for long-term debt payments due to required annual Excess Cash Flow payments made in fiscal year 2018.
Liquidity and Capital Resources
We had cash and cash equivalents of $75,735 as of June 29, 2019. Of this amount, $21,623 was located in North America, $28,601 in Europe and $25,511 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American cash balance was primarily invested in bank deposits. The cash balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of June 29, 2019, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we are able to repatriate cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability. We plan to continue to repatriate certain amounts of our existing offshore cash and future earnings back to the U.S.

As of June 29, 2019, our capital structure was comprised of $31,634 in short-term debt, $440,767 in long-term debt and $494,539 in shareholders' equity. Long-term debt included $80,391 on our Revolving Credit Facility used to finance the acquisition of E2M. The Consolidated Balance Sheets also included $9,885 of unamortized debt issuance costs as of June 29, 2019. Total interest-bearing debt as of June 29, 2019 was $472,401. We have a credit agreement with a consortium of financial institutions (the Credit Agreement) that provides for senior secured credit facilities consisting of a Revolving Credit Facility and a Term Facility. The maturity date of the Revolving Credit Facility is July 5, 2022 and the maturity date of the loans under the Term Facility is July 5, 2023, unless a term loan lender agrees to extend the maturity date pursuant to a loan modification agreement made in accordance with the terms of the Credit Agreement. The Credit Agreement also requires mandatory prepayments on our Term Facility in certain circumstances, including the potential for an annual required prepayment of a certain percentage of our excess cash flow.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. As of June 29, 2019, we were in compliance with these financial covenants. See Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q for additional information on our financing arrangements.
Shareholders' equity increased by $16,607 during the nine months ended June 29, 2019 primarily due to $38,246 net income and $7,515 stock-based compensation. The increase was partially offset by $16,355 dividends declared and $6,885 other comprehensive loss. Also contributing to the decrease was a cumulative effect of accounting change reduction to our opening retained earnings balance of $6,227 related to the adoption of the new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
As of June 29, 2019, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months. See Note 17 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for changes to our capital structure incurred subsequent to the end of the third quarter of fiscal year 2019.
Off-balance Sheet Arrangements
As of June 29, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $25,701 for the nine months ended June 29, 2019.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Mark-to-market gains and losses are reclassified from AOCI to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. Net gains and losses on foreign currency transactions included in the accompanying Consolidated Statements of Income were net losses of $651 and $73 during the nine months ended June 29, 2019 and June 30, 2018, respectively. See Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
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
As of June 29, 2019, we had cash and cash equivalents of $75,735, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $74 for the nine months ended June 29, 2019.
Secured floating rate credit facilities require interest payments to be calculated at a floating rate and are therefore impacted by increases or decreases in market interest rates. We have hedged a portion of our floating-rate debt to a fixed-rate such that the interest expense on this debt will not vary with changes in short-term interest rates. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our interest rate swap. A hypothetical increase of 100 basis points in floating interest rates applied against our unhedged variable interest rate debt balance, assuming all other variables were held constant, would result in an approximately $2,652 increase in future annual interest expense.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of June 29, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
A discussion of our risk factors can be found in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. The information below includes additional and updated risks relating to our $350,000 aggregate principal amount 5.750% senior unsecured notes due 2027 (the Notes) and other indebtedness. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks not currently known to us, or that we currently deem to be immaterial, may also adversely affect our business, financial condition or results of operations in future periods.
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to fund our operations and take advantage of new business opportunities and prevent us from meeting our obligations under our debt instruments.
As of June 29, 2019, we had $468,357 outstanding under our senior secured credit facilities. Giving pro forma effect to the issuance of the Notes on July 16, 2019, as of June 29, 2019 we would have had $350,000 in aggregate principal amount of senior unsecured notes outstanding, approximately $174,000 outstanding under our Tranche B term loan facility and no amounts drawn under our revolving credit facility. See Note 17 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for changes to our capital structure incurred subsequent to the end of the third quarter of fiscal year 2019.
Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness; therefore, reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•
exposing us to the risk of increased interest rates, and corresponding increased interest expense, because future borrowings under our senior secured credit facilities will be at variable rates of interest;

•	reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes due to the costs and expenses associated with such debt;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt; and

•
potentially causing us to fail to comply with the financial and other restrictive covenants in our debt instruments, which, among other things, require us to maintain specified financial ratios, which failure could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations under our senior secured credit facilities and the Notes and on our business and prospects generally.

In addition, the credit agreement that governs our senior secured credit facilities and the indenture that governs the Notes impose significant operating and financial restrictions on us, including limitations on our ability to, among other things, incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations and certain other fundamental changes; dispose of assets; make advances, investments and loans; engage in sale and leaseback transactions; engage in certain transactions with affiliates; pay dividends, distributions and other payments in respect of capital stock; repurchase or retire capital stock, warrants or options; and engage in other actions that we may believe are advisable or necessary for our business. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities. Further, our tranche B term loan facility is also subject to mandatory prepayments in certain circumstances and requires a prepayment of a certain percentage of our excess cash flow. Any future mandatory prepayments will reduce our cash available for other purposes and could impact our ability to reinvest in other areas of our business.
There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under our senior secured credit facilities could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our senior secured credit facilities bear, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the senior secured credit facilities and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, recent developments in tax policy as a part of the Tax Act, such as the disallowance of tax deductions for a portion of the interest paid on outstanding indebtedness, could have a material adverse effect on our results of operations and liquidity.
Despite our current level of indebtedness, the terms of our existing indebtedness allow us, under certain circumstances, to incur substantially more debt, incur substantial ordinary course operating obligations, and enter into other transactions, which would increase our leverage and further exacerbate the risks to our financial condition described above.
We may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs our senior secured credit facilities and the indenture that governs the senior unsecured notes contain restrictions on incurring additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, these restrictions also do not prevent us from incurring obligations, such as certain trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described herein may increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended June 29, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased As Part of Publicly Announced Plans or Programs
March 31, 2019 – May 4, 2019	—	$—	—	438
May 5, 2019 – June 1, 2019	—	$—	—	438
June 2, 2019 – June 29, 2019	—	$—	—	438

We purchase common stock from time to time to mitigate dilution related to new shares issued for employee compensation such as stock options, restricted stock units, performance restricted stock units and for employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a purchase authorization of 2,000 shares. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the third quarter of fiscal year 2019. As of June 29, 2019, there were 438 shares available for purchase under the existing authorization.
Capped Calls
In connection with the pricing of the tangible equity units (TEUs) sold in our public offering in fiscal year 2016, we purchased capped calls from third party banking institutions (Capped Calls) for $7,935. On June 13, 2018, we amended the agreements with third party banking institutions for the outstanding Capped Calls (Capped Call Agreements) to modify the timing of settlement to be only upon expiration for all outstanding Capped Calls. Per the Capped Call Agreements, the outstanding Capped Calls will automatically settle upon Capped Call Expiration in the fourth quarter of fiscal year 2019. As of June 29, 2019 the range of shares of our common stock to be received for the outstanding Capped Calls was a minimum of 0 shares to a maximum of 268 shares, subject to market conditions. See Note 12 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional information on our equity instruments.
Item 6. Exhibits

Exhibit Number	Description

4.1
Indenture, dated as of July 16, 2019, by and among the Company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 16, 2019.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date:	August 5, 2019	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2019	/s/ BRIAN T. ROSS
Brian T. Ross
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)