Form 10-Q
period 2020-03-28
MTS SYSTEMS CORP
filed 2020-05-04
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of April 30, 2020, there were 19,235,943 shares of common stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended March 28, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	March 28, 2020	September 28, 2019
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$66,582	$57,937
Accounts receivable, net of allowance for doubtful accounts of $4,648 and $5,963, respectively	122,207	121,260
Unbilled accounts receivable, net	82,274	80,331
Inventories, net	180,191	167,199
Prepaid expenses and other current assets	28,331	23,761
Total current assets	479,585	450,488
Property and equipment, net	101,856	101,083
Goodwill	465,411	429,039
Intangible assets, net	344,351	306,585
Other long-term assets	26,479	3,553
Deferred income taxes	6,166	7,229
Total assets	$1,423,848	$1,297,977

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$32,000	$—
Current maturities of long-term debt, net	2,818	27,969
Accounts payable	59,107	46,849
Accrued payroll and related costs	39,694	46,760
Advance payments from customers	67,323	70,520
Accrued warranty costs	4,446	3,541
Accrued income taxes	3,328	7,077
Accrued dividends	5,718	5,695
Other accrued liabilities	45,954	43,165
Total current liabilities	260,388	251,576
Long-term debt, less current maturities, net	565,774	484,648
Deferred income taxes	51,558	41,531
Non-current accrued income taxes	4,985	4,414
Defined benefit pension plan obligation	19,046	16,585
Contingent consideration	17,673	—
Other long-term liabilities	22,746	15,164
Total liabilities	942,170	813,918

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 19,188 and 19,124 shares issued and outstanding as of March 28, 2020 and September 28, 2019, respectively	4,797	4,781
Additional paid-in capital	187,551	182,422
Retained earnings	308,055	315,329
Accumulated other comprehensive income (loss)	(18,725)	(18,473)
Total shareholders' equity	481,678	484,059
Total liabilities and shareholders' equity	$1,423,848	$1,297,977
Note: The Consolidated Balance Sheet as of September 28, 2019 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenue
Product	$183,223	$206,690	$362,081	$381,769
Service	28,240	26,356	55,225	54,458
Total revenue	211,463	233,046	417,306	436,227
Cost of Sales
Product	121,206	129,579	232,845	237,746
Service	19,016	16,117	36,611	32,826
Total cost of sales	140,222	145,696	269,456	270,572
Gross profit	71,241	87,350	147,850	165,655
Operating expenses
Selling and marketing	30,131	33,395	62,850	65,484
General and administrative	25,997	22,105	47,690	43,183
Research and development	7,143	7,676	14,182	14,848
Total operating expenses	63,271	63,176	124,722	123,515
Income from operations	7,970	24,174	23,128	42,140
Interest income (expense), net	(8,857)	(7,368)	(17,129)	(14,186)
Other income (expense), net	(182)	270	(613)	319
Income (loss) before income taxes	(1,069)	17,076	5,386	28,273
Income tax provision	2	2,916	1,151	3,612
Net income (loss)	$(1,071)	$14,160	$4,235	$24,661

Earnings (loss) per share
Basic
Earnings (loss) per share	$(0.06)	$0.74	$0.22	$1.28
Weighted average common shares outstanding	19,193	19,251	19,169	19,234

Diluted
Earnings (loss) per share	$(0.06)	$0.73	$0.22	$1.27
Weighted average common shares outstanding	19,361	19,441	19,361	19,393

Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income (loss)	$(1,071)	$14,160	$4,235	$24,661
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	(2,599)	(1,168)	948	(2,671)
Derivative instruments
Unrealized net gain (loss)	936	(392)	822	(1,808)
Net (gain) loss reclassified to earnings	(426)	(567)	(676)	(1,481)
Defined benefit pension plan
Unrealized net gain (loss)	(2,024)	959	(1,640)	(586)
Net (gain) loss reclassified to earnings	209	95	421	191
Currency exchange rate gain (loss)	55	146	(127)	261
Other comprehensive income (loss)	(3,849)	(927)	(252)	(6,094)
Comprehensive income (loss)	$(4,920)	$13,233	$3,983	$18,567

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, December 28, 2019	19,156	$4,789	$183,948	$314,887	$(14,876)	$488,748
Total comprehensive income (loss)	—	—	—	(1,071)	(3,849)	(4,920)
Stock-based compensation	18	5	3,054	—	—	3,059
Issuance for employee stock purchase plan	15	4	586	—	—	590
Common stock purchased and retired	(1)	(1)	(37)	—	—	(38)
Dividends, $0.30 per share	—	—	—	(5,761)	—	(5,761)
Balance, March 28, 2020	19,188	$4,797	$187,551	$308,055	$(18,725)	$481,678

	Six Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 28, 2019	19,124	$4,781	$182,422	$315,329	$(18,473)	$484,059
Total comprehensive income	—	—	—	4,235	(252)	3,983
Exercise of stock options	1	—	41	—	—	41
Stock-based compensation	67	17	5,370	—	—	5,387
Issuance for employee stock purchase plan	15	4	586	—	—	590
Common stock purchased and retired	(19)	(5)	(868)	—	—	(873)
Dividends, $0.60 per share	—	—	—	(11,509)	—	(11,509)
Balance, March 28, 2020	19,188	$4,797	$187,551	$308,055	$(18,725)	$481,678

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, December 29, 2018	17,872	$4,468	$173,065	$299,493	$(3,691)	$473,335
Total comprehensive income	—	—	—	14,160	(927)	13,233
Exercise of stock options	3	1	105	—	—	106
Stock-based compensation	10	2	3,237	—	—	3,239
Issuance for employee stock purchase plan	16	4	553	—	—	557
Common stock purchased and retired	(1)	—	(42)	—	—	(42)
Dividends, $0.30 per share	—	—	—	(5,374)	—	(5,374)
Balance, March 30, 2019	17,900	$4,475	$176,918	$308,279	$(4,618)	$485,054

	Six Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 29, 2018	17,856	$4,464	$171,407	$300,585	$1,476	$477,932
Total comprehensive income	—	—	—	24,661	(6,094)	18,567
Cumulative effect of accounting change	—	—	—	(6,227)	—	(6,227)
Exercise of stock options	3	1	143	—	—	144
Stock-based compensation	33	8	5,211	—	—	5,219
Issuance for employee stock purchase plan	16	4	553	—	—	557
Common stock purchased and retired	(8)	(2)	(396)	—	—	(398)
Dividends, $0.60 per share	—	—	—	(10,740)	—	(10,740)
Balance, March 30, 2019	17,900	$4,475	$176,918	$308,279	$(4,618)	$485,054

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities
Net income	$4,235	$24,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	5,095	4,689
Fair value adjustment to acquired inventory	1,140	984
Net periodic pension benefit cost	922	584
Depreciation	12,069	10,249
Amortization	11,055	8,219
Accretion of contingent consideration	456	—
(Gain) loss on sale or disposal of property and equipment	1,050	510
Amortization of debt issuance costs	1,444	2,099
Deferred income taxes	893	(1,243)
Bad debt provision (recovery), net	(1,160)	503
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	18,728	(3,763)
Inventories, net	(13,560)	(12,942)
Prepaid expenses	774	(4,106)
Accounts payable	1,090	(10,378)
Accrued payroll and related costs	(8,567)	(5,629)
Advance payments from customers	(12,507)	4,653
Accrued warranty costs	900	(671)
Other assets and liabilities	(26,636)	12,250
Net Cash Provided by (Used in) Operating Activities	(2,579)	30,669
Cash Flows from Investing Activities
Purchases of property and equipment	(16,281)	(9,349)
Proceeds from sale of property and equipment	—	10
Purchases of business, net of acquired cash	(48,104)	(81,826)
Other	—	(285)
Net Cash Provided by (Used in) Investing Activities	(64,385)	(91,450)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	58,576	80,391
Payment of long-term debt	(2,565)	(1,423)
Payment of debt issuance costs for long-term debt	(88)	—
Payment of debt component of tangible equity units	—	(4,818)
Payment of debt issuance costs for revolving credit facility	(564)	(542)
Receipts under short-term borrowings	80,000	30,000
Payments under short-term borrowings	(48,000)	(30,000)
Cash dividends	(11,486)	(10,724)
Proceeds from exercise of stock options and employee stock purchase plan	631	701
Payments to purchase and retire common stock	(873)	(398)
Net Cash Provided by (Used in) Financing Activities	75,631	63,187
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22)	(88)
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	8,645	2,318
Cash and cash equivalents balance, beginning of period	57,937	71,804
Cash and cash equivalents balance, end of period	$66,582	$74,122

Supplemental Disclosures
Cash paid during the period for
Interest	$16,426	$12,065
Income taxes	7,999	6,280
Non-cash investing and financing activities
Contingent consideration assumed in acquisition	17,673	—
Dividends declared not yet paid	5,718	5,328
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
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 filed with the SEC. Interim results of operations for the second fiscal quarter ended March 28, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Business Acquisitions
We expanded our business acquisitions critical accounting policy to include contingent consideration liabilities measured at fair value on a recurring basis. See Item II of Part I of this Quarterly Report on Form 10-Q for additional information on our critical accounting policy updates related to business acquisitions.
COVID-19
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. See Note 17 for further information on our risks and uncertainties related to COVID-19.

NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by related amendments, which changes the accounting for credit losses on instruments measured at amortized cost by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. Adoption of the standard is required for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. The new guidance is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period of adoption. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. Certain disclosures in the new guidance are to be applied using a retrospective approach while other disclosures are to be applied using a prospective approach. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates, amends and adds disclosure requirements for defined benefit pension and other postretirement plans. The standard is required to be adopted for annual periods ending after December 15, 2020, which is our fiscal year 2021. The new guidance is to be applied using a retrospective approach with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to Topic 740's general principles, improves consistent application and simplifies its application. The standard is required to be adopted for annual periods ending after December 15, 2020, which is our fiscal year 2021. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
In April 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. The standard can be applied immediately through December 31, 2022, which is our fiscal year 2023. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.
Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by related amendments (collectively, "the new lease standard"), which requires lessees to recognize most leases on the balance sheet for the rights and obligations created by those leases. We adopted the new lease standard on September 29, 2019 under the modified retrospective transition method and the optional transition method. As a result, we did not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. We elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, we did not elect to apply the hindsight practical expedient. See Note 5 for our new lease accounting policy and disclosures related to the new lease standard.
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
Test & Simulation
Our Test & Simulation segment (Test & Simulation) manufactures and sells equipment and related software and services which are used by customers to characterize a product's mechanical properties or performance or to create a desired human experience. Our solutions simulate forces and motions that customers expect their products to encounter in use or are necessary to properly characterize the product's performance. Primary Test & Simulation markets include transportation, infrastructure, energy, aerospace, materials science, medical, flight training and amusement parks. A typical system is a comprehensive solution which includes a platform on which a human or prototype specimen resides or a reaction frame to hold the prototype specimen; a hydraulic or electro-mechanical power source; actuators to create the force or motion; and a computer controller with specialized software to coordinate the actuator movement and to measure, record, analyze and manipulate results. Our portfolio of Test & Simulation solutions includes standard, configurable products; engineered products which combine standard product configurations with a moderate degree of customization per customer specifications; and highly customized, highly engineered solutions built to address the customer's unique business need, which can include development of first-of-a-kind technology. To complement our Test & Simulation products, we provide our customers with a spectrum of services to maximize product performance including installation, product life cycle management, professional training, calibration and metrology, technical consulting and onsite and factory repair and maintenance. In addition, we sell a variety of accessories and spare parts. The manufacturing cycle for a typical system ranges from weeks to 12 months, depending on the complexity of the system and the availability of components, and can be several years for larger, more complex systems. For certain contracts, the order to revenue cycle may extend beyond the manufacturing cycle, such as when the manufacturing start date is driven by the customer's project timeline or when the contract terms require equipment installation and commissioning and customer acceptance prior to point-in-time revenue recognition.
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
Sensors
Our Sensors segment (Sensors) manufactures and sells high-performance sensors which provide measurements of vibration, pressure, position, force and sound in a variety of applications. Our Sensors products are used to enable automation, enhance precision and safety, and lower our customers' production costs by improving performance and reducing downtime. Primary Sensors markets include transportation, aerospace and defense, industrial, and research and development. Our Sensors products are sold as configurable, standard units; utilize piezoelectric or magnetostriction technology; and are ideal for use in harsh operating environments to provide accurate and reliable sensor information. To complement our Sensors products, we also provide spare parts and services. The cycle from contract inception to shipment of equipment is typically one to three months, with the exception of certain high-volume contracts which are fulfilled in a series of shipments over an extended period.

Our Sensors contracts generally have a single performance obligation which is satisfied at a point in time. The performance obligation is a stand-alone sensor product, accessory, service or software license. Sensors contracts are generally fixed-price purchase order fulfillment contracts, and the transaction price is equal to the observable consideration in the contract. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control upon product shipment (as evidenced by shipment or delivery terms) or with the performance of the service. Certain contracts are measured using the as invoiced practical expedient as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date.
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

	Three Months Ended
	March 28, 2020				March 30, 2019
	Test & Simulation	Sensors	Intersegment	Total	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$102,288	$81,161	$(226)	$183,223	$126,511	$80,540	$(361)	$206,690
Service	23,209	5,037	(6)	28,240	24,521	1,835	—	26,356
Total revenue	$125,497	$86,198	$(232)	$211,463	$151,032	$82,375	$(361)	$233,046

Timing of recognition
Point-in-time	$57,616	$77,536	$(232)	$134,920	$98,360	$82,375	$(361)	$180,374
Over time	67,881	8,662	—	76,543	52,672	—	—	52,672
Total revenue	$125,497	$86,198	$(232)	$211,463	$151,032	$82,375	$(361)	$233,046

Geographic market
Americas	$39,375	$44,848	$(232)	$83,991	$51,399	$38,975	$(361)	$90,013
Europe	41,135	26,167	—	67,302	29,536	27,653	—	57,189
Asia	44,987	15,183	—	60,170	70,097	15,747	—	85,844
Total revenue	$125,497	$86,198	$(232)	$211,463	$151,032	$82,375	$(361)	$233,046

	Six Months Ended
	March 28, 2020				March 30, 2019
	Test & Simulation	Sensors	Intersegment	Total	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$197,784	$164,935	$(638)	$362,081	$225,419	$157,040	$(690)	$381,769
Service	48,443	6,798	(16)	55,225	51,173	3,285	—	54,458
Total revenue	$246,227	$171,733	$(654)	$417,306	$276,592	$160,325	$(690)	$436,227

Timing of recognition
Point-in-time	$117,720	$154,699	$(654)	$271,765	$177,979	$160,325	$(690)	$337,614
Over time	128,507	17,034	—	145,541	98,613	—	—	98,613
Total revenue	$246,227	$171,733	$(654)	$417,306	$276,592	$160,325	$(690)	$436,227

Geographic market
Americas	$77,223	$91,393	$(654)	$167,962	$90,888	$76,704	$(690)	$166,902
Europe	67,650	48,709	—	116,359	58,163	53,001	—	111,164
Asia	101,354	31,631	—	132,985	127,541	30,620	—	158,161
Total revenue	$246,227	$171,733	$(654)	$417,306	$276,592	$160,325	$(690)	$436,227

Contract Assets and Liabilities
Contract assets and contract liabilities are as follows:

	March 28, 2020	September 28, 2019
Contract assets	$82,274	$80,331
Contract liabilities	71,681	81,045

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
Significant changes in contract assets and contract liabilities are as follows:

Contract Assets
Balance, September 28, 2019	$80,331
Changes in estimated stage of completion	60,450
Transfers to accounts receivable, net	(63,019)
Acquisitions[1]	6,107
Other	(1,595)
Balance, March 28, 2020	$82,274

Contract Liabilities
Balance, September 28, 2019	$81,045
Revenue recognized included in balance at beginning of period	(46,899)
Increases due to payments received, excluding amounts recognized as revenue during period	36,061
Acquisitions[1]	3,182
Other	(1,708)
Balance, March 28, 2020	$71,681

1    See Note 16 for additional information regarding acquisitions.
Remaining Performance Obligations
As of March 28, 2020, we had approximately $228,500 of remaining performance obligations on contracts with an original expected duration of one year or more which are primarily related to Test & Simulation. As of March 28, 2020, we expect to recognize approximately 57% of these remaining performance obligations as revenue within one year, an additional 23% within two years and the balance thereafter. We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
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
Pre-contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., pre-contract costs) when costs are considered recoverable. Capitalized pre-contract costs, consisting primarily of Test & Simulation sales commissions, are amortized as the related revenue is recognized. We recognized total capitalized pre-contract costs of $4,291 and $4,297 in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets as of March 28, 2020 and September 28, 2019, respectively. We incurred the related pre-contract expense of $1,377 and $1,249 in the Consolidated Statements of Income during the three months ended March 28, 2020 and March 30, 2019, respectively, and $2,840 and $3,869 in the Consolidated Statements of Income during the six months ended March 28, 2020 and March 30, 2019, respectively.

NOTE 4          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	March 28, 2020	September 28, 2019
Components, assemblies and parts	$116,822	$112,886
Customer projects in various stages of completion	47,279	39,534
Finished goods	16,090	14,779
Total inventories, net	$180,191	$167,199

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
During the three and six months ended March 28, 2020, rent expense was $2,175 and $4,993, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
Supplemental balance sheet information related to leases is as follows:

	Classification	March 28, 2020	September 29, 2019
Assets
Operating leases	Other long-term assets	$21,118	$20,356
Finance leases	Other long-term assets [1]	1,458	1,436
Total leased assets		$22,576	$21,792

Liabilities
Current
Operating leases	Other accrued liabilities	$8,176	$7,447
Finance leases	Other accrued liabilities [2]	646	570
Non-current
Operating leases	Other long-term liabilities	12,942	12,909
Finance leases	Other long-term liabilities [2]	812	866
Total lease liabilities		$22,576	$21,792

[1]	Assets held under capital leases were reclassified from property and equipment, net to other long-term assets as part of the adoption of the new lease standard.

[2]
Finance lease obligations were reclassified from long-term debt, less current maturities, net to other accrued liabilities and other long-term liabilities as part of the adoption of the new lease standard.

Supplemental cash flow information related to leases is as follows:

Six Months Ended
March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,777
Operating cash flows from finance leases	33
Financing cash flows from finance leases	301

Operating leased assets obtained in exchange for new lease liabilities	$1,874

The weighted average remaining lease terms and weighted average discount rates are as follows:

March 28, 2020
Weighted average remaining lease term
Operating leases	4.4 years
Finance leases	2.3 years
Weighted average discount rate
Operating leases	3.3%
Finance leases	4.6%

Future lease payments under non-cancelable leases for the next five years and thereafter are as follows:

	March 28, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$4,909	$343
2021	6,924	688
2022	4,008	350
2023	2,731	58
2024	1,966	29
2025	740	—
Thereafter	1,714	—
Total lease payments	22,992	1,468
Less imputed interest	(1,874)	(10)
Total reported lease liability	$21,118	$1,458

As of March 28, 2020, we have no material additional operating or finance leases that have not yet commenced.

Future minimum lease commitments under non-cancelable leases for the next five years and thereafter were as follows:

	September 28, 2019
	Operating Leases	Capital Leases
2020	$7,149	$570
2021	5,291	588
2022	3,124	278
2023	1,602	—
2024	1,085	—
Thereafter	1,789	—
Total	$20,040	$1,436

NOTE 6          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	March 28, 2020	September 28, 2019
Land and improvements	$3,956	$3,949
Buildings and improvements	71,333	64,140
Machinery and equipment	230,040	224,684
Assets held under capital leases [1]	—	2,796
Total property and equipment	305,329	295,569
Less: Accumulated depreciation	(203,473)	(194,486)
Total property and equipment, net	$101,856	$101,083

[1]
Assets held under capital leases were reclassified from property and equipment, net to other long-term assets as part of the adoption of the new lease standard. See Note 5 for additional information regarding leases.

Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test & Simulation	Sensors	Total
Balance, September 28, 2019	$61,153	$367,886	$429,039
Acquisitions [2]	35,980	32	36,012
Currency translation	351	9	360
Balance, March 28, 2020	$97,484	$367,927	$465,411

2    See Note 16 for additional information regarding acquisitions.

Intangible Assets
Intangible assets are as follows:

	March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [3]	$46,228	$(16,167)	$30,061	5.9
Technology and patents	68,155	(17,930)	50,225	14.9
Trademarks and trade names	28,674	(4,497)	24,177	17.4
Customer lists	216,838	(41,385)	175,453	15.5
Land-use rights	2,303	(1,919)	384	25.7
Other	7,788	(1,237)	6,551	1.9
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$427,486	$(83,135)	$344,351	14.1

	September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [3]	$39,546	$(16,035)	$23,511	6.2
Technology and patents	63,015	(15,739)	47,276	14.9
Trademarks and trade names	20,186	(3,808)	16,378	18.4
Customer lists	192,488	(34,735)	157,753	15.6
Land-use rights	2,303	(968)	1,335	25.7
Other	3,606	(774)	2,832	4.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$378,644	$(72,059)	$306,585	14.4

[3]
The gross carrying amount of software development costs as of March 28, 2020 and September 28, 2019 includes $28,522 and $21,840, respectively, of software not yet available for general release to the public.

Amortization expense recognized related to finite-lived intangible assets is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Amortization expense	$6,270	$4,403	$11,055	$8,219

Assessing goodwill, indefinite-lived intangible and long-lived assets for impairment requires management to make assumptions and apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate impairment losses of goodwill, indefinite-lived intangible or long-lived assets as of the end of the second quarter of fiscal year 2020. However, if actual results are not consistent with the estimates and assumptions used in the calculations, we may be exposed to future impairment losses that could be material.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2020	$12,538
2021	24,559
2022	23,952
2023	23,068
2024	22,701
2025	22,544
Thereafter	157,489

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

	March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$870	$—	$870
Cross currency swap [1]	—	943	—	943
Total assets	—	1,813	—	1,813

Liabilities
Currency contracts [1]	—	46	—	46
Contingent consideration [2]	—	—	17,673	17,673
Total liabilities	$—	$46	$17,673	$17,719

	September 28, 2019
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$907	$—	$907
Total assets	—	907	—	907

Liabilities
Currency contracts [1]	—	251	—	251
Total liabilities	$—	$251	$—	$251

[1]
Based on observable market transactions of spot currency rates, forward currency rates on equivalently-termed instruments and interest rate curves, as applicable. Carrying amounts of the financial assets and liabilities are equal to the fair value. See Note 8 for additional information on derivative financial instruments.

[2]
Based on discounted cash flow analyses that included revenue estimates, probability of financial performance achievement and a discount rate. Carrying amounts of the financial assets and liabilities are equal to the fair value. See Note 16 for additional information on business acquisitions.

Included in Level 3 fair value measurements as of March 28, 2020 was a noncurrent contingent consideration liability related to achievement of revenue and value-creating milestones associated with the acquisition of R&D entities described in Note 16. Changes to the contingent consideration are as follows:

Balance, September 28, 2019	$—
Additions	17,447
Interest accretion	455
Foreign currency translation	(229)
Balance, March 28, 2020	$17,673

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
Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair values of our debt are as follows:

	March 28, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Tranche B term loan [3]	$171,395	$157,683	$—	$157,683	$—
Senior unsecured notes [3]	350,000	326,375	—	326,375	—
Total debt	$521,395	$484,058	$—	$484,058	$—

	September 28, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Tranche B term loan [3]	$173,695	$174,563	$—	$174,563	$—
Senior unsecured notes [3]	350,000	366,625	—	366,625	—
Total debt	$523,695	$541,188	$—	$541,188	$—

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

	March 28, 2020
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$542	$46
Cross currency swap	943	—
Total designated hedge derivatives	1,485	46
Undesignated hedge derivatives
Balance sheet derivatives	328	—
Total hedge derivatives	$1,813	$46

	September 28, 2019
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$907	$133
Total designated hedge derivatives	907	133
Undesignated hedge derivatives
Balance sheet derivatives	—	118
Total hedge derivatives	$907	$251

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets is as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount
March 28, 2020
Assets	$1,485	$—	$1,485	$(46)	$—	$1,439
Liabilities	46	—	46	(46)	—	—

September 28, 2019
Assets	$907	$—	$907	$(133)	$—	$774
Liabilities	133	—	133	(133)	—	—

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
As of March 28, 2020 and September 28, 2019, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $29,323 and $43,033, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $28,179 and $38,177 as of March 28, 2020 and September 28, 2019, respectively. As of March 28, 2020, the net market value of the foreign currency exchange contracts was a net asset of $496, consisting of $542 in assets and $46 in liabilities. As of September 28, 2019, the net market value of the foreign currency exchange contracts was a net asset of $774, consisting of $907 in assets and $133 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Beginning unrealized net gain (loss) in AOCI	$397	$214	$566	$672
Net (gain) loss reclassified into revenue	(316)	(16)	(335)	(601)
Net gain (loss) recognized in OCI	267	(6)	117	121
Ending unrealized net gain (loss) in AOCI	$348	$192	$348	$192

As of March 28, 2020, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $307. The maximum remaining maturity of any forward or optional contract as of March 28, 2020 was 1.0 year.
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
The pretax amounts recognized in AOCI on the interest rate swap, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Beginning unrealized net gain (loss) in AOCI	$778	$4,889	$1,079	$7,411
Net (gain) loss reclassified into interest expense	(236)	(709)	(537)	(1,293)
Net gain (loss) recognized in OCI	—	(496)	—	(2,434)
Ending unrealized net gain (loss) in AOCI	$542	$3,684	$542	$3,684

As of March 28, 2020, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $542.
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
As of March 28, 2020 and September 28, 2019, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $73,681 and $60,827, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding as of March 28, 2020 and September 28, 2019 was $14,027 and $118, respectively. As of March 28, 2020 and September 28, 2019, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $328 and a net liability of $118, respectively.
The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net gain (loss) recognized in other income (expense), net	$140	$(395)	$(406)	$(388)

Net Investment Hedge
We have net investments in foreign subsidiaries that are subject to changes in foreign currency exchange rates. In the second quarter of fiscal year 2020, we entered into a cross-currency swap with a gross notional U.S. dollar equivalent amount of $100,485 as a net investment hedge for a portion of our net investments in our Euro denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and included in AOCI in our Consolidated Balance Sheets. As of March 28, 2020, the deferred foreign currency activity associated with the net investment hedge was not considered material.

NOTE 9          FINANCING
Long-term debt consists of the following:

	March 28, 2020	September 28, 2019
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$171,395	$173,695
Revolving credit facility, non-current portion, expiring July 5, 2023	58,576	—
Senior unsecured notes, 5.75% coupon, maturing August 15, 2027	350,000	350,000
Capital lease obligations [1]	—	1,436
Total long-term debt	579,971	525,131
Less: Unamortized underwriting discounts, commissions and other expenses	(9,597)	(10,313)
Less: Current maturities of tranche B term loan debt [2,3]	(4,600)	(29,600)
Less: Current maturities of capital lease obligations [1,2]	—	(570)
Total long-term debt, less current maturities, net	$565,774	$484,648

[1]
Capital lease obligations were reclassified from long-term debt, less current maturities, net and current maturities of long-term debt, net to other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as part of the adoption of the new lease standard in the first quarter of fiscal year 2020. See Note 5 for additional information on leases.

[2]
In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $1,782 and $2,201 as of March 28, 2020 and September 28, 2019, respectively.

[3]
As of March 28, 2020 and September 28, 2019, current maturities of tranche B term loan consist of the 1% annual payment and the calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.

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
In the first quarter of fiscal year 2020, we entered into a fourth amendment to the Credit Agreement to increase the borrowing capacity on the Revolving Credit Facility from $150,000 to $200,000 and extend the expiration date of the Revolving Credit Facility from July 5, 2022 to July 5, 2023. The amendment also reduced letter of credit commitments from $60,000 to $50,000. Additionally, the required performance levels under certain financial covenants were modified. During the six months ended March 28, 2020, we incurred debt financing costs of $577 as a result of this amendment which were capitalized in prepaid and other current assets and other long-term assets in the Consolidated Balance Sheets.
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowings (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowings (Eurocurrency Term Loans and Eurocurrency Revolving Loans), each as defined in the Credit Agreement. ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans shall not be less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of March 28, 2020, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans shall not be less than 0.75% per annum. Based on our leverage ratio as of March 28, 2020, the Applicable Rate for Eurocurrency Revolving Loans was 2.75%. As of March 28, 2020, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 1.61%. The weighted average interest rate on Term Facility debt during the six months ended March 28, 2020 was 5.02%.
As of March 28, 2020, there was $90,576 of outstanding borrowings under the Revolving Credit Facility which is included in short-term borrowings and long-term debt, less current maturities, net in the Consolidated Balance Sheets. As of September 28, 2019, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $13,680 and $21,173 as of March 28, 2020 and September 28, 2019, respectively, leaving approximately $95,744 and $128,827, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.20% and 0.35% based on our leverage ratio. During the three months ended March 28, 2020 and March 30, 2019, commitment fees incurred totaled $91 and $52, respectively. During the six months ended March 28, 2020 and March 30, 2019, commitment fees incurred totaled $191 and $124, respectively.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of March 28, 2020 and September 28, 2019, we were in compliance with these financial covenants.
Senior Unsecured Notes
In the fourth quarter of fiscal year 2019, we issued $350,000 in aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the Notes). The Notes were issued pursuant to an Indenture dated as of July 16, 2019 among us, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (the Indenture). The Notes will mature on August 15, 2027. Interest accrues at the rate of 5.750% per annum and is payable semi-annually on each February 15 and August 15. We used the net proceeds after discounts and expenses of $343,352 from the offering to repay all then outstanding debt under the Revolving Credit Facility, to repay a portion of the Term Facility and for general corporate purposes.
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
NOTE 10          STOCK-BASED COMPENSATION
We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. During the second quarter of fiscal year 2020, we registered an additional 500 shares of common stock for issuance under the 2017 Plan. As of March 28, 2020, a total of 570 shares were available for issuance under the 2017 Plan.
We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2020, 2019 and 2018, the annual stock grant occurred in December 2019, December 2018 and April 2018, respectively.
Stock Options
During the six months ended March 28, 2020, 274 stock options were granted at a weighted average fair value of $9.31. During the six months ended March 30, 2019, 231 stock options were granted at a weighted average fair value of $9.91.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the six months ended March 28, 2020, we granted 133 restricted stock units and 53 performance restricted stock units to directors, officers and employees. During the six months ended March 30, 2019, we granted 124 restricted stock units and 40 performance restricted stock units. The fair value of the restricted stock units and performance restricted stock units granted during the six months ended March 28, 2020 and March 30, 2019 was $43.54 and $46.45, respectively, representing the market value of our shares as of the date of grant less the present value of estimated foregone dividends over the vesting period.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. During the six months ended March 28, 2020 and March 30, 2019, we issued 14 and 16 shares, respectively, under the 2012 ESPP at a weighted average price per share of $40.83 and $34.11, respectively. As of March 28, 2020, 567 shares were available for issuance under the 2012 ESPP.
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
The effective tax rate for the six months ended March 28, 2020 increased primarily due to certain discrete benefits in the prior year for the estimated impact of the Tax Act, as well as a discrete tax expense of $382 in the current year related to foreign taxes that are not creditable in the U.S. Excluding the impact of certain discrete items in both fiscal years, the effective tax rate for the six months ended March 28, 2020 decreased compared to the same prior year period primarily due to a decrease in earnings.
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

As of March 28, 2020, the liability for unrecognized tax benefits was $4,985, of which $3,332 would favorably affect our effective tax rate, if recognized. As of September 28, 2019, the liability for unrecognized tax benefits was $4,414, of which $2,761 would favorably affect our effective tax rate, if recognized. As of March 28, 2020, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
NOTE 12          EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable period. For the three and six months ended March 30, 2019, the tangible equity units (TEUs) were assumed to be settled at the minimum settlement amount of 1.9841 shares per TEU when calculating weighted-average common shares outstanding for purposes of basic earnings (loss) per share.
Using the treasury stock method, diluted earnings (loss) per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on the average market price for the period. For the three and six months ended March 30, 2019 diluted earnings per share, the TEUs were assumed to be settled at a conversion factor based on our daily volume-weighted average price per share of our common stock for the 20 consecutive trading days preceding the end of the current fiscal quarter not to exceed 2.3810 shares of common stock per TEU.
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 1,230 and 865 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended March 28, 2020 and March 30, 2019, respectively. Stock options to acquire 984 and 791 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the six months ended March 28, 2020 and March 30, 2019, respectively.
In connection with the pricing of the TEUs, we purchased capped calls. For the three and six months ended March 30, 2019, the capped calls were not reflected in the calculation of diluted earnings per share as they had not yet settled and, therefore, led to a net reduction in common shares outstanding or anti-dilution. The capped calls were settled in the fourth quarter of fiscal year 2019 in conjunction with the settlement of the TEUs.
Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income (loss)	$(1,071)	$14,160	$4,235	$24,661

Weighted average common shares outstanding	19,193	19,251	19,169	19,234
Effect of dilutive securities
Stock-based compensation	168	190	192	159
Weighted average dilutive common shares outstanding	19,361	19,441	19,361	19,393

Earnings (loss) per share
Basic	$(0.06)	$0.74	$0.22	$1.28
Diluted	(0.06)	0.73	0.22	1.27

NOTE 13          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is as follows:

	Three Months Ended			Six Months Ended
	March 28, 2020
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(2,599)	$—	$(2,599)	$948	$—	$948
Derivative instruments
Unrealized net gain (loss)	1,210	(274)	936	1,060	(238)	822
Net (gain) loss reclassified to earnings	(552)	126	(426)	(872)	196	(676)
Defined benefit pension plan
Unrealized net gain (loss)	(2,898)	874	(2,024)	(2,348)	708	(1,640)
Net (gain) loss reclassified to earnings	301	(92)	209	603	(182)	421
Currency exchange rate gain (loss)	55	—	55	(127)	—	(127)
Other comprehensive income (loss)	$(4,483)	$634	$(3,849)	$(736)	$484	$(252)

	Three Months Ended			Six Months Ended
	March 30, 2019
	Pre-tax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$(1,168)	$—	$(1,168)	$(2,671)	$—	$(2,671)
Derivative instruments
Unrealized net gain (loss)	(502)	110	(392)	(2,313)	505	(1,808)
Net (gain) loss reclassified to earnings	(725)	158	(567)	(1,894)	413	(1,481)
Defined benefit pension plan
Unrealized net gain (loss)	1,374	(415)	959	(839)	253	(586)
Net (gain) loss reclassified to earnings	137	(42)	95	274	(83)	191
Currency exchange rate gain (loss)	146	—	146	261	—	261
Other comprehensive income (loss)	$(738)	$(189)	$(927)	$(7,182)	$1,088	$(6,094)

The changes in the net-of-tax balances of each component of AOCI are as follows:

	Three Months Ended				Six Months Ended
	March 28, 2020
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(4,661)	$910	$(11,125)	$(14,876)	$(8,208)	$1,274	$(11,539)	$(18,473)
Other comprehensive net gain (loss) reclassifications	(2,599)	936	(1,969)	(3,632)	948	822	(1,767)	3
Net (gain) loss reclassified to earnings	—	(426)	209	(217)	—	(676)	421	(255)
Other comprehensive income (loss)	(2,599)	510	(1,760)	(3,849)	948	146	(1,346)	(252)
Ending balance	$(7,260)	$1,420	$(12,885)	$(18,725)	$(7,260)	$1,420	$(12,885)	$(18,725)

	Three Months Ended				Six Months Ended
	March 30, 2019
	Adjustments				Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$269	$3,990	$(7,950)	$(3,691)	$1,772	$6,320	$(6,616)	$1,476
Other comprehensive net gain (loss) reclassifications	(1,168)	(392)	1,105	(455)	(2,671)	(1,808)	(325)	(4,804)
Net (gain) loss reclassified to earnings	—	(567)	95	(472)	—	(1,481)	191	(1,290)
Other comprehensive income (loss)	(1,168)	(959)	1,200	(927)	(2,671)	(3,289)	(134)	(6,094)
Ending balance	$(899)	$3,031	$(6,750)	$(4,618)	$(899)	$3,031	$(6,750)	$(4,618)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Derivative instruments
Currency exchange contracts gain (loss)	$316	$16	$335	$601	Revenue
Interest rate swap contracts gain (loss)	236	709	537	1,293	Interest expense, net
Income tax benefit (expense)	(126)	(158)	(196)	(413)	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	426	567	676	1,481	Net income (loss)
Defined benefit pension plan
Actuarial loss	(301)	(137)	(603)	(274)	Other income (expense), net
Income tax benefit	92	42	182	83	Income tax provision (benefit)
Total net loss on pension plan	(209)	(95)	(421)	(191)	Net income (loss)
Total net of tax reclassifications out of AOCI included in net income	$217	$472	$255	$1,290

NOTE 14          BUSINESS SEGMENT INFORMATION
Our Chief Executive Officer (the Chief Operating Decision Maker) regularly reviews financial information for our two reportable segments, Test & Simulation and Sensors. Test & Simulation manufactures and sells equipment and related software and services which are used by customers to characterize a product's mechanical properties or performance or create a desired human experience. Sensors manufactures and sells high-performance sensors which provide measurements of vibration, pressure, position, force and sound in a variety of applications.
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

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenue
Test & Simulation	$125,497	$151,032	$246,227	$276,592
Sensors	86,198	82,375	171,733	160,325
Intersegment eliminations	(232)	(361)	(654)	(690)
Total revenue	$211,463	$233,046	$417,306	$436,227

Income from operations
Test & Simulation[1]	$(805)	$12,684	$6,191	$20,015
Sensors	8,779	11,504	16,938	22,138
Intersegment eliminations	(4)	(14)	(1)	(13)
Total income from operations [1]	$7,970	$24,174	$23,128	$42,140

[1]
Test & Simulation Income from operations for the three and six months ended March 28, 2020 includes $6,138 of pre-tax severance and related expense. See Note 15 for additional information on restructuring and related costs.

NOTE 15          RESTRUCTURING AND RELATED COSTS
Fiscal Year 2020 Restructuring
In the second quarter of fiscal year 2020, we initiated a series of global workforce reductions and facility closures, including the reorganization of our European operations within Test & Simulation intended to increase organizational effectiveness, gain operational efficiencies and provide cost savings that can be reinvested in our growth initiatives. As a result, during the second quarter of fiscal year 2020, we recorded $6,138 of pre-tax severance and related expense. In fiscal years 2020 and 2021, we expect to incur a total of approximately $7,000 to $10,600 of pre-tax severance and related expense and facility closure costs related to these actions. No cash outlay was required in the second quarter of fiscal year 2020. The majority of the expenses are expected to be paid in the first half of fiscal year 2021.
Restructuring expenses included in the Consolidated Statements of Income are as follows:

Three and Six Months Ended
March 28, 2020
Test & Simulation
Cost of sales	$3,868
General and administrative	2,270
Total restructuring expense	$6,138
Restructuring expense accruals included in accrued payroll and related costs in the Consolidated Balance Sheets for the above restructuring action are as follows:

Test & Simulation
Balance, September 28, 2019	$—
Restructuring expense	6,138
Balance, March 28, 2020	$6,138

NOTE 16          BUSINESS ACQUISITIONS
Acquisition of R&D Entities
Effective December 31, 2019, we completed the acquisition of R&D Test Systems, R&D Engineering, R&D Steel, R&D Prague, RGDK Engineering Private Limited and R&D Tools and Structures (collectively, R&D) for an upfront cash purchase price of $58,280. The acquisition was primarily funded through our existing Revolving Credit Facility. The remaining purchase price is based on earn-out payments of up to an additional $26,000 contingent on financial performance through June 2021. As of the acquisition date, we estimated the fair value of the earn-out liability (contingent consideration) to be $17,447. Based out of Denmark, R&D is a leader in high-quality, durable, rotating test systems, serving primarily the wind energy markets. During the three and six months ended March 28, 2020, we included $14,708 of revenue from R&D in our Consolidated Statements of Income. Costs of $1,340 associated with the acquisition of R&D were expensed as incurred. Pro forma information related to the acquisition of R&D has not been included as the impact on our consolidated results of operations was not considered material.
The following table summarizes the preliminary fair value measurement of the assets acquired as of the date of acquisition:

	Fair Value	Finite-Lived Intangible Asset Lives (Years)
Asset (Liability)
Accounts receivable	$13,557
Unbilled accounts receivable	6,325
Inventories	41
Prepaid expenses and other current assets	533
Property and equipment	1,185
Intangible assets
Customer lists	24,282	15
Trademarks and trade names	8,539	15
Technology	5,075	10
Other intangible assets	4,198	1
Other long-term assets	3,121
Purchased goodwill	36,461
Accounts payable	(12,592)
Accrued payroll and related costs	(2,193)
Advanced payments from customers	(3,203)
Accrued income taxes	(1,113)
Other accrued liabilities	(5,074)
Deferred income taxes	(10,103)
Other long-term liabilities	(2,230)
Net assets acquired	$66,809

Supplemental information
Consideration paid at closing	$58,280
Estimated contingent consideration	17,447
Less: Cash acquired	(8,918)
Purchase price, net of cash acquired	$66,809

The allocation of purchase price consideration is considered preliminary as of March 28, 2020 with provisional amounts related to accounts receivable, unbilled accounts receivable, property and equipment, intangible assets, accounts payable, advanced payments from customers, accrued income taxes, other accrued liabilities, deferred income taxes and purchase price adjustments included, which includes the contingent consideration, as our allocation process has not been finalized. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.
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
The fair value of the acquired intangible assets was $42,094. The acquired intangible assets are being amortized on a straight-line basis over the useful lives identified in the table above.
Endevco Acquisition
On August 5, 2019, we acquired the Endevco sensors business (Endevco) from Meggitt PLC for a cash purchase price of $68,330. We funded the acquisition of Endevco through cash on hand. Endevco is a historic leader in high performance test and measurement sensors used primarily in the testing of new products. This strategic product line purchase brings together two iconic brands in the test and measurement sensors market, in PCB and Endevco, and further enhances our long-term strategy of growth and market leadership in our core businesses. The transaction was accounted for under the acquisition method of accounting. The acquired assets and operating results have been included in our financial statements within Sensors from the date of acquisition. During the three and six months ended March 28, 2020, we included approximately $4,200 and $7,500, respectively, of revenue from Endevco in our Consolidated Statements of Income. Pro forma information related to the acquisition of Endevco has not been included as the impact on our consolidated results of operations was not considered material.
The following table summarizes the preliminary fair value measurement of the assets acquired as of the date of acquisition:

	Fair Value	Finite-Lived Intangible Asset Lives (Years)
Asset
Inventories	$11,649
Property and equipment	1,078
Intangible assets
Customer lists	13,400	15
Trademarks and trade names	7,900	15
Technology	4,400	15
Purchased goodwill	23,324
Deferred income taxes	6,579
Net assets acquired	$68,330

Supplemental information
Consideration paid at closing	$70,000
Post-closing purchase price adjustment	(1,670)
Purchase price	$68,330

The fair value measurement was completed as of March 28, 2020. Measurement period adjustments were recorded in fiscal year 2020 and have been reflected in the table above. The measurement period adjustments were not material.
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
The fair value of the acquired intangible assets was $25,700. The acquired intangible assets are being amortized on a straight-line basis over the useful lives identified in the table above.

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

The fair value measurement was completed as of September 28, 2019. Measurement period adjustments were recorded in fiscal year 2019 and have been reflected in the table above. The measurement period adjustments were not material.
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
NOTE 17          RISKS AND UNCERTAINTIES
Coronavirus 2019 (COVID-19) Pandemic
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. As an essential critical infrastructure business, we have continued to operate in the U.S. and plan to continue to operate in other parts of the world as permitted. Restrictions on our employees' ability to access our customers and the temporary closures of our facilities or the facilities of our customers negatively impacted our sales and operating results for the second quarter of fiscal year 2020. We anticipate these challenges to continue to negatively impact our fiscal year 2020 revenue and operating results. The future impact COVID-19 will have on our business, operations and financial results is unknown at this time, and we are unable to accurately quantify the impact due to the significant global economic uncertainty.
The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may or may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers' demand for our goods and services; our vendors' ability to supply us with raw materials; our ability to sell and provide our goods and services amidst travel restrictions; the ability of our customers to pay for our goods and services; and any further closures of our facilities or the facilities of our customers. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.
In response to COVID-19 and the economic uncertainty, we continue to right-size our operations and manage short-term business risk to allow for bottom-line improvement through the execution of cost savings initiatives. We have taken actions to manage and reduce operating costs and further enhance our financial flexibility, including a temporary reduction by Dr. Jeffrey Graves of his salary by 20%; a temporary reduction by senior executives of their salaries by 10% to at least 15%; a temporary reduction by non-employee directors of their cash compensation by 20%; a reduction in workforce in connection with a global restructuring effort in our Test & Simulation business unit being executed in specifically targeted areas, including the reorganization of our European operations; other reductions in salaries or work schedules and temporary furloughs for employees, targeted toward specific, short-term impacted areas within each business unit; and reduction in all discretionary spending, capital expenditures and a strong focus on working capital management. We have also suspended our quarterly dividend of $0.30 per share, equating to approximately $23 million in annualized cash payments, which will enable us to maximize our liquidity for the foreseeable future as we face uncertain economic times.
Although we believe our financial position is strong, given the level of economic uncertainty, these cost reduction actions provide an increased level of flexibility during these challenging times. The temporary, incremental cost reduction measures taken will remain in place until we begin to see marked improvement in the markets we serve. While we expect that these actions will be sufficient to provide the needed flexibility, we continue to evaluate the ongoing impact of COVID-19 and may need to take further cost reduction or other actions in the future.

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
Coronavirus 2019 (COVID-19) Pandemic
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. As an essential critical infrastructure business, we have continued to operate in the U.S. and plan to continue to operate in other parts of the world as permitted. Restrictions on our employees’ ability to access our customers and the temporary closures of our facilities or the facilities of our customers negatively impacted our sales and operating results for the second quarter of fiscal year 2020. We anticipate these challenges to continue to negatively impact our fiscal year 2020 revenue and operating results. The future impact COVID-19 will have on our business, operations and financial results is unknown at this time, and we are unable to accurately quantify the impact due to the significant global economic uncertainty. In response, we continue to right-size our operations and manage short-term business risk to allow for bottom-line improvement through the execution of cost savings initiatives previously discussed. See Note 17 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of COVID-19.
Acquisition
Effective December 31, 2019, we acquired R&D for an upfront cash purchase price of $58,280 primarily funded through our existing Revolving Credit Facility. The remaining purchase price is based on earn-out payments of up to an additional $26,000 contingent on financial performance through June 2021. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the acquisition of R&D.

Restructuring Initiative
In the second quarter of fiscal year 2020, we initiated a series of global workforce reductions and facility closures, including the reorganization of our European operations within Test & Simulation intended to increase organizational effectiveness, gain operational efficiencies and provide cost savings that can be reinvested in our growth initiatives. As a result, during the second quarter of fiscal year 2020, we recorded $6,138 of pre-tax severance and related expense. See Note 15 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of restructuring initiatives.

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
Financial Results
Total Company
Results of Operations
The following tables compare results of operations, separately identifying the estimated impact of currency translation, the acquisition of R&D in the second quarter of fiscal year 2020, restructuring costs incurred in the second quarter of fiscal year 2020 and acquisition-related costs associated with Endevco incurred in fiscal year 2020.

	Three Months Ended
		Estimated
	March 28, 2020	Business Change	Acquisition / Restructuring[1]	Currency Translation	March 30, 2019
Revenue	$211,463	$(34,058)	$14,708	$(2,233)	$233,046
Cost of sales	140,222	(18,638)	14,918	(1,754)	145,696
Gross profit	71,241	(15,420)	(210)	(479)	87,350
Gross margin	33.7%				37.5%

Operating expenses
Selling and marketing	30,131	(3,339)	429	(354)	33,395
General and administrative	25,997	(2,764)	6,770	(114)	22,105
Research and development	7,143	(496)	—	(37)	7,676
Total operating expenses	63,271	(6,599)	7,199	(505)	63,176
Income from operations	$7,970	$(8,821)	$(7,409)	$26	$24,174

	Six Months Ended
		Estimated
	March 28, 2020	Business Change	Acquisition / Restructuring[1]	Currency Translation	March 30, 2019
Revenue	$417,306	$(29,626)	$14,708	$(4,003)	$436,227
Cost of sales	269,456	(13,624)	15,458	(2,950)	270,572
Gross profit	147,850	(16,002)	(750)	(1,053)	165,655
Gross margin	35.4%				38.0%

Operating expenses
Selling and marketing	62,850	(2,455)	429	(608)	65,484
General and administrative	47,690	(3,763)	8,516	(246)	43,183
Research and development	14,182	(594)	—	(72)	14,848
Total operating expenses	124,722	(6,812)	8,945	(926)	123,515
Income from operations	$23,128	$(9,190)	$(9,695)	$(127)	$42,140

[1]
The Acquisition / Restructuring column includes operating results and costs incurred as part of the acquisition of R&D, costs incurred as part of the acquisition of Endevco and $6,138 of restructuring costs. Endevco operating results are not separately identifiable as Endevco has been integrated into the existing Sensors business. See Note 15 and Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on restructuring and related costs and the R&D acquisition, respectively.

Revenue
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Revenue	$211,463	$233,046	$(21,583)	(9.3)%	$417,306	$436,227	$(18,921)	(4.3)%

Revenue for the three and six months ended March 28, 2020 declined 9.3% and 4.3%, respectively, primarily driven by a decline in Test & Simulation and the unfavorable impact of currency translation, partially offset by growth in Sensors.
Test & Simulation revenue for the three and six months ended March 28, 2020 decreased $25,535 and $30,365, respectively, primarily driven by lower volume from weakness in our ground vehicles and materials sectors and service, which were negatively impacted by COVID-19, and the unfavorable impact of currency translation. The decline was partially offset by contributions from the acquisition of R&D of $14,708 and volume growth in our structures sector.
Sensors revenue for the three and six months ended March 28, 2020 increased $3,823 and $11,408, respectively, primarily driven by growth in the Sensors test sector from a multi-year contract with the U.S. Department of Defense and contributions from the Endevco acquisition, partially offset by weakness in the other three Sensors sectors driven largely by COVID-19 and the unfavorable impact of currency translation.
Excluding the impact of currency translation and the R&D acquisition, Total Company revenue decreased 14.6% and 6.8%, respectively.

Gross Profit
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Gross profit	$71,241	$87,350	$(16,109)	(18.4)%	$147,850	$165,655	$(17,805)	(10.7)%
Gross margin	33.7%	37.5%	(3.8)	ppts	35.4%	38.0%	(2.6)	ppts

Gross profit for the three and six months ended March 28, 2020 declined 18.4% and 10.7%, respectively, primarily driven by lower revenue volume in Test & Simulation, restructuring costs of $3,868, the unfavorable impact of Endevco integration activities and the unfavorable impact of currency translation, partially offset by lower compensation expense.
Gross margin decreased 3.8 and 2.6 percentage points, respectively, primarily due to restructuring costs and lower gross margin contribution from product mix in both Test & Simulation and Sensors, partially offset by lower compensation expense in Test & Simulation. Excluding the impact of currency translation, R&D expenses, restructuring costs and the inventory acquisition adjustment in both fiscal years, gross profit declined 18.2% and 10.2% and gross margin declined 1.6 and 1.4 percentage points, respectively.

Selling and Marketing Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$30,131	$33,395	$(3,264)	(9.8)%	$62,850	$65,484	$(2,634)	(4.0)%
% of revenue	14.2%	14.3%			15.1%	15.0%

Selling and marketing expense for the three months ended March 28, 2020 declined 9.8% primarily due to lower compensation expense in Test & Simulation, lower commission expense and the favorable impact of currency translation, partially offset by the addition of R&D expenses. Excluding the impact of currency translation, R&D expenses and acquisition-related expenses in the current fiscal year, selling and marketing expense decreased 10.0%.

Selling and marketing expense for the six months ended March 28, 2020 declined 4.0% primarily due to lower compensation expense in Test & Simulation, lower commission expense and the favorable impact of currency translation, partially offset by higher compensation from headcount additions to support sales growth in Sensors and the addition of R&D expenses. Excluding the impact of currency translation, R&D expenses and acquisition-related expenses in the current fiscal year, selling and marketing expense decreased 3.7%.

General and Administrative Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
General and administrative	$25,997	$22,105	$3,892	17.6%	$47,690	$43,183	$4,507	10.4%
% of revenue	12.3%	9.5%			11.4%	9.9%

General and administrative expense for the three months ended March 28, 2020 increased 17.6% primarily due to R&D and Endevco acquisition-related expenses of $1,414, the addition of R&D expenses, restructuring costs of $2,270 and higher compensation expense in Sensors, partially offset by lower compensation expense in Test & Simulation and E2M acquisition-related expenses of $186, in the prior year. Excluding the impact of currency translation, R&D expenses, restructuring costs and acquisition-related expenses incurred in both fiscal years, general and administrative expense decreased 11.8%.
General and administrative expense for the six months ended March 28, 2020 increased 10.4% primarily due to R&D and Endevco acquisition-related expenses of $3,160, the addition of R&D expenses, restructuring costs of $2,270 and higher compensation expense in Sensors, partially offset by lower compensation expense in Test & Simulation and E2M acquisition-related expenses of $947 in the prior year. Excluding the impact of currency translation, R&D expenses, restructuring costs and acquisition-related expenses incurred in both fiscal years, general and administrative expense decreased 6.7%.

Research and Development Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Research and development	$7,143	$7,676	$(533)	(6.9)%	$14,182	$14,848	$(666)	(4.5)%
% of revenue	3.4%	3.3%			3.4%	3.4%

Research and development expense for the three and six months ended March 28, 2020 declined 6.9% and 4.5%, respectively, primarily due to the shift of internal resources to larger, capitalizable Test & Simulation projects, partially offset by continued investment in new product development and the acquisition of Endevco. Excluding the impact of currency translation, research and development expense decreased 6.5% and 4.0%, respectively.

Income from Operations
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Income from operations	$7,970	$24,174	$(16,204)	(67.0)%	$23,128	$42,140	$(19,012)	(45.1)%
% of revenue	3.8%	10.4%			5.5%	9.7%

Income from operations for the three and six months ended March 28, 2020 declined 67.0% and 45.1%, respectively, primarily due to lower gross profit, additional acquisition-related expenses in the current year and higher selling compensation expense in Sensors, partially offset by lower operating compensation expense in Test & Simulation. Excluding the impact of currency translation, the R&D acquisition, restructuring costs and the inventory acquisition adjustments and acquisition-related expenses in both fiscal years, income from operations decreased 38.3% and 25.2%, respectively.

Interest Expense, Net
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Interest expense, net	$8,857	$7,368	$1,489	20.2%	$17,129	$14,186	$2,943	20.7%

Interest expense, net for the three and six months ended March 28, 2020 increased primarily due to higher interest expense on an increased debt position related to the issuance of the Notes in the fourth quarter of fiscal year 2019 and accretion on the contingent purchase price of R&D.

Other Income (Expense), Net
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Other income (expense), net	$(182)	$270	$(452)	(167.4)%	$(613)	$319	$(932)	(292.2)%

The decrease in other income (expense), net for the three and six months ended March 28, 2020 was primarily driven by an increase in losses on foreign currency transactions.

Income Tax Provision
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Income tax provision	$2	$2,916	$(2,914)	(99.9)%	$1,151	$3,612	$(2,461)	(68.1)%
Effective tax rate	(0.2)%	17.1%			21.4%	12.8%
The effective tax rate for the three months ended March 28, 2020 decreased primarily due to a decrease in earnings.
The effective tax rate for the six months ended March 28, 2020 increased primarily due to certain discrete benefits of $1,293 in the prior year for the impacts of the Tax Act, as well as a discrete tax expense of $382 in the current year related to foreign dividend withholdings that are not creditable in the U.S. Excluding the impact of these discrete items, the effective tax rate for the six months ended March 28, 2020 and March 30, 2019 would have been 14.3% and 17.3%, respectively, and decreased primarily due to a decrease in earnings.

Net Income
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Net income	$(1,071)	$14,160	$(15,231)	(107.6)%	$4,235	$24,661	$(20,426)	(82.8)%
Diluted earnings per share	$(0.06)	$0.73	$(0.79)	(108.2)%	$0.22	$1.27	$(1.05)	(82.7)%
Net income and diluted earnings per share for the three and six months ended March 28, 2020 decreased primarily due to lower income from operations in both Test & Simulation and Sensors, partially offset by lower income tax expense from decreased earnings and increased interest expense.

Segment Results
Test & Simulation Segment
Results of Operations
The following tables compare results of operations for Test & Simulation, separately identifying the estimated impact of currency translation and the acquisition of R&D and restructuring costs incurred in the second quarter of fiscal year 2020. See Note 14 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	March 28, 2020	Business Change	Acquisition / Restructuring[1]	Currency Translation	March 30, 2019
Revenue	$125,497	$(38,972)	$14,708	$(1,271)	$151,032
Cost of sales	92,388	(24,474)	14,318	(1,198)	103,742
Gross profit	33,109	(14,498)	390	(73)	47,290
Gross margin	26.4%				31.3%

Operating expenses
Selling and marketing	15,765	(2,991)	429	(188)	18,515
General and administrative	15,752	(2,797)	5,820	(87)	12,816
Research and development	2,397	(868)	—	(10)	3,275
Total operating expenses	33,914	(6,656)	6,249	(285)	34,606
Income from operations	$(805)	$(7,842)	$(5,859)	$212	$12,684

	Six Months Ended
		Estimated
	March 28, 2020	Business Change	Acquisition / Restructuring[1]	Currency Translation	March 30, 2019
Revenue	$246,227	$(42,854)	$14,708	$(2,219)	$276,592
Cost of sales	176,148	(26,007)	14,318	(1,920)	189,757
Gross profit	70,079	(16,847)	390	(299)	86,835
Gross margin	28.5%				31.4%

Operating expenses
Selling and marketing	32,644	(3,365)	429	(283)	35,863
General and administrative	26,757	(4,632)	6,687	(185)	24,887
Research and development	4,487	(1,561)	—	(22)	6,070
Total operating expenses	63,888	(9,558)	7,116	(490)	66,820
Income from operations	$6,191	$(7,289)	$(6,726)	$191	$20,015

[1]
The Acquisition / Restructuring column includes operating results, costs incurred as part of the acquisition of R&D and $6,138 of restructuring costs. See Note 15 and Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on restructuring and related costs and the R&D acquisition, respectively.

Revenue
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Revenue	$125,497	$151,032	$(25,535)	(16.9)%	$246,227	$276,592	$(30,365)	(11.0)%
Revenue for the three and six months ended March 28, 2020 decreased 16.9% and 11.0%, respectively, primarily driven by lower volume from weakness in our ground vehicles and materials sectors and service, which were negatively impacted by COVID-19, specifically in Europe and Asia, and the unfavorable impact of currency translation. This decline was partially offset by contributions from the acquisition of R&D of $14,708 and volume growth in our structures sector. Excluding the impact of currency translation and the R&D acquisition, revenue decreased 25.8% and 15.5%, respectively.

Gross Profit
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Gross profit	$33,109	$47,290	$(14,181)	(30.0)%	$70,079	$86,835	$(16,756)	(19.3)%
Gross margin	26.4%	31.3%	(4.9)	ppts	28.5%	31.4%	(2.9)	ppts

Gross profit for the three and six months ended March 28, 2020 declined 30.0% and 19.3%, respectively, primarily due to lower revenue volume and restructuring costs of $3,868, partially offset by the gross profit contribution from the R&D acquisition and lower compensation expense. Gross margin declined 4.9 and 2.9 percentage points, respectively, primarily driven by restructuring costs and lower gross margin contribution from product mix, partially offset by lower compensation expense and the E2M inventory acquisition adjustment of $539 and $984, respectively, in the prior year. Excluding the impact of currency translation, R&D expenses, restructuring costs and the inventory acquisition adjustment in the prior year, gross profit declined 31.4% and 20.3%, respectively, and gross margin declined 2.4 and 1.9 percentage points, respectively.

Selling and Marketing Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$15,765	$18,515	$(2,750)	(14.9)%	$32,644	$35,863	$(3,219)	(9.0)%
% of revenue	12.6%	12.3%			13.3%	13.0%
Selling and marketing expense for the three and six months ended March 28, 2020 declined 14.9% and 9.0%, respectively, primarily due to lower compensation and commission expense from fewer orders, partially offset by the addition of R&D expenses. Excluding the impact of currency translation, R&D expenses and acquisition-related expenses in the current fiscal year, selling and marketing expense decreased 16.2% and 9.4%, respectively.

General and Administrative Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
General and administrative	$15,752	$12,816	$2,936	22.9%	$26,757	$24,887	$1,870	7.5%
% of revenue	12.6%	8.5%			10.9%	9.0%

General and administrative expense for the three and six months ended March 28, 2020 increased 22.9% and 7.5%, respectively, primarily driven by the addition of R&D expenses, restructuring costs of $2,270 and R&D acquisition-related expenses of $464 and $1,331, respectively, partially offset by lower compensation expense due to headcount reductions, lower commission expense and E2M acquisition-related expenses incurred in the prior year of $186 and $947, respectively. Excluding the impact of currency translation, R&D expenses, restructuring costs and acquisition-related expenses incurred in both fiscal years, general and administrative expense decreased 20.7% and 15.4%, respectively.

Research and Development Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Research and development	$2,397	$3,275	$(878)	(26.8)%	$4,487	$6,070	$(1,583)	(26.1)%
% of revenue	1.9%	2.2%			1.8%	2.2%
Research and development expense for the three and six months ended March 28, 2020 declined 26.8% and 26.1%, respectively, primarily due to the shift of internal resources to larger, capitalizable Test & Simulation projects, partially offset by continued investment in new product development. Excluding the impact of currency translation, research and development expense decreased 26.5% and 25.7%, respectively.

Income from Operations
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Income from operations	$(805)	$12,684	$(13,489)	(106.3)%	$6,191	$20,015	$(13,824)	(69.1)%
% of revenue	(0.6)%	8.4%			2.5%	7.2%
Income from operations for the three and six months ended March 28, 2020 declined 106.3% and 69.1%, respectively, primarily due to decreased gross profit on lower revenue volume, restructuring costs of $6,138 and R&D acquisition-related expenses of $473 and $1,340, respectively, partially offset by lower operating compensation expense, the contributions from the R&D acquisition and the E2M inventory acquisition adjustment in the prior year. Excluding the impact of currency translation, the R&D acquisition, restructuring costs, the inventory acquisition adjustment in the prior year and acquisition-related expenses in both fiscal years, income from operations decreased 63.9% and 42.0%, respectively.

Sensors Segment
Results of Operations
The following tables compare results of operations for Sensors, separately identifying the estimated impact of currency translation and the Endevco acquisition-related expenses incurred in fiscal year 2020. See Note 14 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	March 28, 2020	Business Change	Acquisition[1]	Currency Translation	March 30, 2019
Revenue	$86,198	$4,785	$—	$(962)	$82,375
Cost of sales	48,062	5,717	600	(556)	42,301
Gross profit	38,136	(932)	(600)	(406)	40,074
Gross margin	44.2%				48.6%

Operating expenses
Selling and marketing	14,366	(348)	—	(166)	14,880
General and administrative	10,245	33	950	(27)	9,289
Research and development	4,746	372	—	(27)	4,401
Total operating expenses	29,357	57	950	(220)	28,570
Income (loss) from operations	$8,779	$(989)	$(1,550)	$(186)	$11,504

	Six Months Ended
		Estimated
	March 28, 2020	Business Change	Acquisition[1]	Currency Translation	March 30, 2019
Revenue	$171,733	$13,192	$—	$(1,784)	$160,325
Cost of sales	93,961	12,359	1,140	(1,030)	81,492
Gross profit	77,772	833	(1,140)	(754)	78,833
Gross margin	45.3%				49.2%

Operating expenses
Selling and marketing	30,206	910	—	(325)	29,621
General and administrative	20,933	869	1,829	(61)	18,296
Research and development	9,695	967	—	(50)	8,778
Total operating expenses	60,834	2,746	1,829	(436)	56,695
Income (loss) from operations	$16,938	$(1,913)	$(2,969)	$(318)	$22,138

[1]
The Acquisition column includes costs incurred as part of the acquisition of Endevco. The Endevco operating results are not separately identifiable as Endevco has been integrated into the existing Sensors business. See Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Endevco acquisition.

Revenue
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased /(Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Revenue	$86,198	$82,375	$3,823	4.6%	$171,733	$160,325	$11,408	7.1%
Revenue for the three and six months ended March 28, 2020 increased 4.6% and 7.1%, respectively, primarily driven by growth in the Sensors test sector from a multi-year contract with the U.S. Department of Defense and contributions from the Endevco acquisition, partially offset by weakness in the other three Sensors sectors, specifically in the European and Asia regions, driven largely by COVID-19 and the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue increased 5.8% and 8.2%, respectively.

Gross Profit
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Gross profit	$38,136	$40,074	$(1,938)	(4.8)%	$77,772	$78,833	$(1,061)	(1.3)%
Gross margin	44.2%	48.6%	(4.4)	ppts	45.3%	49.2%	(3.9)	ppts

Gross profit for the three and six months ended March 28, 2020 declined 4.8% and 1.3%, respectively, primarily due to the Endevco inventory acquisition adjustment of $600 and $1,140, respectively, higher compensation expense, the unfavorable impact from Endevco integration efforts and the unfavorable impact of currency translation, partially offset by increased revenue volume. Gross margin declined 4.4 and 3.9 percentage points, respectively, primarily driven by the unfavorable impact from Endevco integration efforts, lower gross margin contribution from product mix, the Endevco inventory acquisition adjustment and higher compensation expense during the ramp-up of manufacturing capacity to support new products and growth in order volume in a tight labor market. Excluding the impact of currency translation and the Endevco inventory acquisition adjustment, gross profit declined 2.3% and increased 1.1%, respectively, and gross margin declined 3.7 and 3.3 percentage points, respectively.

Selling and Marketing Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Selling and marketing	$14,366	$14,880	$(514)	(3.5)%	$30,206	$29,621	$585	2.0%
% of revenue	16.7%	18.1%			17.6%	18.5%
Selling and marketing expense for the three months ended March 28, 2020 decreased 3.5% primarily driven by lower commission expense and the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense decreased 2.3%.
Selling and marketing expense for the six months ended March 28, 2020 increased 2.0% primarily driven by higher compensation from headcount additions to support sales growth, partially offset by lower commission expense and the favorable impact of currency translation. Excluding the impact of currency translation, selling and marketing expense increased 3.1%.

General and Administrative Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
General and administrative	$10,245	$9,289	$956	10.3%	$20,933	$18,296	$2,637	14.4%
% of revenue	11.9%	11.3%			12.2%	11.4%

General and administrative expense for the three and six months ended March 28, 2020 increased 10.3% and 14.4% primarily driven by acquisition-related expenses of $950 and $1,829, respectively, higher professional fees and higher compensation expense due to planned headcount additions. Excluding the impact of currency translation and acquisition-related expenses, general and administrative expense increased 0.4% and 4.7%, respectively.

Research and Development Expense
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Research and development	$4,746	$4,401	$345	7.8%	$9,695	$8,778	$917	10.4%
% of revenue	5.5%	5.3%			5.6%	5.5%
Research and development expense for the three and six months ended March 28, 2020 increased 7.8% and 10.4%, respectively, primarily driven by the acquisition of Endevco and continued investment in new product development. Excluding the impact of currency translation, research and development expense increased 8.5% and 11.0%, respectively.

Income from Operations
	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increased / (Decreased)		March 28, 2020	March 30, 2019	Increased / (Decreased)
			$	%			$	%
Income from operations	$8,779	$11,504	$(2,725)	(23.7)%	$16,938	$22,138	$(5,200)	(23.5)%
% of revenue	10.2%	14.0%			9.9%	13.8%

Income from operations for the three months ended March 28, 2020 declined 23.7% primarily due to additional expenses related to the Endevco acquisition, partially offset by lower compensation expense. Excluding the impact of currency translation, the Endevco inventory acquisition adjustment and acquisition-related expenses, income from operations decreased 8.6%.
Income from operations for the six months ended March 28, 2020 declined 23.5% primarily due to additional expenses related to the Endevco acquisition, higher compensation expense and higher professional fees. Excluding the impact of currency translation, the Endevco inventory acquisition adjustment and acquisition-related expenses, income from operations decreased 8.6%.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Six Months Ended
	March 28, 2020	March 30, 2019
Total cash provided by (used in):
Operating activities	$(2,579)	$30,669
Investing activities	(64,385)	(91,450)
Financing activities	75,631	63,187
Effect of exchange rate changes on cash and cash equivalents	(22)	(88)
Increase (decrease) in cash and cash equivalents during the period	8,645	2,318
Cash and cash equivalents balance, beginning of period	57,937	71,804
Cash and cash equivalents balance, end of period	$66,582	$74,122
Operating Activities
The increase in cash used by operating activities was primarily due to lower net income and higher cash used by other assets and liabilities related to accrued project costs. These increases were partially offset by a decrease in cash used by working capital associated with timing fluctuations from accounts receivable payments received and unbilled accounts receivable accruals, accounts payable payments, inventory purchases, and advanced payments received from customers.

Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of E2M in the first quarter of fiscal year 2019, partially offset by the acquisition of R&D in the second quarter of fiscal year 2020 and an increase in cash used to purchase property and equipment for continued strategic investments in the business.
Financing Activities
The increase in cash provided by financing activities was primarily due to an increase in borrowings under the Revolving Credit Facility used to fund the acquisition of R&D in the second quarter of fiscal year 2020 and operations. These increases were partially offset by borrowings under the Revolving Credit Facility used to fund the acquisition of E2M in the first quarter of fiscal year 2019.
Liquidity and Capital Resources
We had cash and cash equivalents of $66,582 as of March 28, 2020. Of this amount, $3,195 was located in North America, $33,874 in Europe and $29,513 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American cash balance was primarily invested in bank deposits. The cash balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of March 28, 2020, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we are able to repatriate cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability. We plan to continue to repatriate certain amounts of our existing offshore cash and future earnings back to the U.S.
As of March 28, 2020, our capital structure was comprised of $36,600 in short-term debt, $575,371 in long-term debt and $481,678 in shareholders' equity. The Consolidated Balance Sheets also included $11,379 of unamortized debt issuance costs as of March 28, 2020. Total interest-bearing debt as of March 28, 2020 was $611,971. As of March 28, 2020, we had approximately $95,744 of unused borrowing capacity on the Revolving Credit Facility.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees and acquisitions, enter into transactions with affiliates and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to pay dividends and purchase outstanding shares of common stock. As of March 28, 2020, we were in compliance with these financial covenants. Specifically, we ended the second quarter of fiscal year 2020 with a leverage ratio of 4.5x, which is below the current maximum leverage ratio of 5.0x under the Credit Agreement.
In fiscal year 2019, we issued $350,000 in aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the Notes). The Notes were issued pursuant to an Indenture among us, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (the Indenture). The Notes will mature on August 15, 2027.
The Indenture governing the Notes contains covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; create liens; pay dividends, redeem stock or make other distributions; make investments; for our restricted subsidiaries to pay dividends to us or make other intercompany transfers; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and designate subsidiaries as unrestricted subsidiaries. As of March 28, 2020, we were in compliance with these financial covenants.
See Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q for additional information on our financing arrangements.

Shareholders' equity decreased by $2,381 during the six months ended March 28, 2020 primarily due to $11,509 dividends declared. The decrease was partially offset by $5,387 stock-based compensation and $4,235 net income.
As discussed, we have implemented various cost reduction initiatives to manage and reduce operating costs and further enhance our financial flexibility, both due to the COVID-19 pandemic and as a part of our general global restructuring effort in Test & Simulation. We have also suspended our quarterly dividend. While we cannot predict the overall impact of COVID-19 on our liquidity position, as of March 28, 2020, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.

Off-balance Sheet Arrangements
As of March 28, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
Business Acquisitions
We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, we typically engage a third-party valuation firm. There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, we historically have utilized the "income method." This method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method (or other methods) include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows. Estimating the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, influenced by the nature of the asset, competitive environment and rate of change in the industry. All of these judgments and estimates can significantly impact the determination of the amortization period of the intangible asset, and thus net income. Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving value-enhancing milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model.

For further information, see Note 1, Note 3, Note 7 and Note 16 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. For a discussion of our critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 and Note 5 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Matters
Dividends
Our dividend policy is to maintain a payout ratio that allows dividends to increase in conjunction with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target, over time, a payout ratio of approximately 25% of net earnings per share. We have historically paid dividends to holders of our common stock on a quarterly basis. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, debt repayment obligations, business development needs and regulatory considerations and are at the discretion of our Board of Directors. The quarterly dividend has been suspended as of the third quarter of fiscal year 2020. The reinstatement of the dividend will be considered in future periods at the discretion of the Board of Directors.
Forward-looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, certain statements in our future filings with the SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact also constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, ROIC, Adjusted EBITDA, net income or loss, earnings or loss per share, the payment or nonpayment of dividends, our capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, our restructuring initiatives, merger or acquisition activity and the potential impact of newly acquired businesses; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; (v) statements regarding our products and their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers; and (vi) statements about the impact of COVID-19 and related economic uncertainty. Words such as "believes," "anticipates," "expects," "intends," "targeted," "should," "potential," "goals," "strategy" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the currently-unknown impact of COVID-19 and related economic uncertainty and those described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. You should carefully review the disclosures and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue of approximately $16,121 for the six months ended March 28, 2020.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Mark-to-market gains and losses are reclassified from AOCI to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. Net gains and losses on foreign currency transactions included in the accompanying Consolidated Statements of Income were net losses of $1,138 and $309 during the six months ended March 28, 2020 and March 30, 2019, respectively. See Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
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
As of March 28, 2020, we had cash and cash equivalents of $66,582, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $36 for the six months ended March 28, 2020.
As of March 28, 2020, we had floating interest rate debt of $261,971. Secured floating rate credit facilities require interest payments to be calculated at a floating rate tied in part to LIBOR or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us. As a result, changes in floating rate can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in an approximately $2,404 increase in future annual interest expense.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of March 28, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2020, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
A discussion of our risk factors can be found in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. The information below includes an additional risk relating to COVID-19. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks not currently known to us, or that we currently deem to be immaterial, may also adversely affect our business, financial condition or results of operations in future periods.
The extent to which the outbreak of COVID-19 and measures taken to contain the outbreak will negatively affect our financial condition and results of operations is highly uncertain and cannot be predicted.
Our global operations expose us to risks associated with public health crises and pandemics, such as the outbreak of COVID-19. Attempts to slow the spread of COVID-19 implemented by governments across the globe, including travel bans, restrictions on gatherings, shutdowns of business and government facilities, shelter in place orders, and quarantines, have impacted and will continue to impact our workforce and operations, the operations of our customers, and the operations of our vendors and suppliers.

We have significant manufacturing operations in North America, Europe and Asia, and each of the countries in which we operate has been affected by the outbreak and taken measures in an attempt to contain it. There is considerable uncertainty about the magnitude and duration of the effect that containment measures will have on our operations and the operations of our suppliers and customers. The number of jurisdictions in which we operate will add complexity to our efforts to operate under these restrictions. We also operate with a global supply chain, and both restrictions on the operations of our suppliers and regulation of the international movement of goods may prevent us from timely completing customer orders.
If the COVID-19 outbreak continues and conditions worsen, we may continue to experience a decline in sales activities and delays in customer orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. Many of our customer orders are part of large capital expenditures and the financial uncertainty resulting from COVID-19 and its market impacts may cause customers to delay planned capital expenditures.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the severity of the outbreak, the actions of governments and private actors to slow the spread of the outbreak, the effect of fiscal stimulus measures, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended March 28, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased As Part of Publicly Announced Plans or Programs
December 29, 2019 – February 1, 2020	—	$—	—	438
February 2, 2020 – February 29, 2020	—	$—	—	438
March 1, 2020 – March 28, 2020	—	$—	—	438
We purchase common stock from time to time to mitigate dilution related to new shares issued for employee compensation such as stock options, restricted stock units, performance restricted stock units and for employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a purchase authorization of 2,000 shares. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the second quarter of fiscal year 2020. As of March 28, 2020, there were 438 shares available for purchase under the existing authorization.
Item 6. Exhibits

Exhibit Number	Description

10.1	First Amendment to MTS Systems Corporation 2017 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 13, 2020.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date:	May 4, 2020	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2020	/s/ BRIAN T. ROSS
Brian T. Ross
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)