Form 10-K
period 2020-10-03
MTS SYSTEMS CORP
filed 2020-12-15
CIK 68709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2020
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
Large accelerated filer ☐      Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2020 was approximately $400.0 million based on the closing price of $21.74 as of March 27, 2020 as reported by The Nasdaq Stock Market LLC.
As of December 10, 2020, there were 19,314,226 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to MTS Systems Corporation's Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of October 3, 2020.

MTS Systems Corporation
Annual Report on Form 10-K
For the Year Ended October 3, 2020

PART I
ITEM 1. BUSINESS
Business Overview
MTS Systems Corporation is a leading global supplier of advanced test systems, motion simulators and precision sensors that was incorporated under Minnesota law in 1966. Our operations are organized and managed in two reportable segments, Test & Simulation and Sensors, based on global similarities within their markets, products, operations and distribution. The Test & Simulation and Sensors segments represented 59% and 41% of our revenue, respectively, for the fiscal year ended October 3, 2020.
Terms
The terms "MTS," "we," "us," the "Company" or "our" in this Annual Report on Form 10-K, unless the context otherwise requires, refer to MTS Systems Corporation and its wholly owned subsidiaries.
Fiscal year 2020 refers to the fiscal year ended October 3, 2020, fiscal year 2019 refers to the fiscal year ended September 28, 2019, and fiscal year 2018 refers to the fiscal year ended September 29, 2018. Fiscal year 2020 includes 53 weeks, while fiscal years 2019 and 2018 include 52 weeks. All dollar amounts and shares are in thousands unless otherwise noted.
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
On December 31, 2019, we acquired all ownership interests of R&D, including R&D Test Systems, R&D Engineering, R&D Steel, R&D Prague, RGDK Engineering Private Limited and R&D Tools and Structures (collectively, "R&D"), a manufacturer of test systems that accurately simulate the extreme operating environments often encountered by large, rotating structures, such as wind turbines and aircraft engine propulsion systems. The acquisition of R&D expands our technology base and market presence for wind energy and aerospace markets globally. R&D is included in our Test & Simulation structures sector.
Test & Simulation serves a diverse spectrum of customers by industry and geography. Regionally, the Americas, Europe and Asia represented 29%, 30% and 41% of revenue for fiscal year 2020, respectively, based on customer location.
Test & Simulation products, service and customers are grouped into the following three global sectors:
•Ground Vehicles (approximately 40% of Test & Simulation revenue for fiscal year 2020)
This sector consists of automobile, truck, motorcycle, motorsports vehicles, construction equipment, agricultural equipment, rail and off-road vehicle manufacturers and their suppliers. Customers include original equipment manufacturers (OEMs), universities, government research and development institutes, motorsports teams and contract test facilities. Our products are used to measure and simulate solutions to assess durability, vehicle dynamics and aerodynamics of vehicles, sub-systems and components. Our products include:

◦Road simulators and component test systems for durability testing;
◦Vehicle performance test systems that evaluate ride handling, ride comfort and noise;
◦Vehicle dynamics simulators to test conceptual vehicle designs in advance of physical prototypes;
◦High-performance electrical motors and energy recovery systems for high-end automotive and aerospace applications;
◦Tire performance and rolling resistance measurement systems; and
◦Moving ground-plane systems and balances for vehicle aerodynamic measurements in wind tunnels.
•Materials (approximately 30% of Test & Simulation revenue for fiscal year 2020)
This sector covers a diverse range of applications, spanning many different industries, including power generation, aerospace, vehicles and biomedical. Our solutions deliver the reliable, innovative technologies required to satisfy every material evaluation needed from single-axle tension / compression testing to complex fracture mechanics and multi-axial fatigue testing. Our products and services support customers in the research and development of products through the physical characterization of material properties, such as metals, composites and ceramics to polymers, textiles, concrete, geomaterials and many others. Our biomedical applications include systems to test durability and performance of implants, prostheses and other medical and dental materials and devices.
•Structures (approximately 30% of Test & Simulation revenue for fiscal year 2020)
This sector serves the structural testing and simulation needs and services of our customers in the fields of aerospace, structural engineering, oil and gas, wind energy, amusement parks, flight simulation and others. The aerospace structural testing market consists of manufacturers of commercial, military and private aircraft and their suppliers that use our products, systems and software to perform static and fatigue testing of aircraft. Systems for structural engineering include high force static and dynamic testing, as well as seismic simulation tables used around the world to test the design of structures, such as bridges and buildings, and to help governments establish building codes. Structural engineering customers include construction companies, government agencies, universities and building materials manufacturers. The wind energy market consists of wind turbine manufacturers and their component suppliers that use our products to reduce cost and improve reliability of blades, bearings and entire wind turbines. We provide high-quality, durable motion systems servicing human-rated entertainment and training simulation markets. Key product applications include high-technology motion simulators for the amusement park industry and flight simulators for certified pilot training.
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
Sensors serves a diverse spectrum of customers by industry and geography. Regionally, the Americas, Europe and Asia represented 53%, 27% and 20% of revenue for fiscal year 2020, respectively, based on customer location.
Sensors products and customers are grouped into the following four global sectors:
•Test Sensors (approximately 45% of Sensors revenue for fiscal year 2020)
This sector covers diverse industries, including test and measurement, automotive, rail, aerospace and defense. These sensors are used in a variety of applications including research and development and testing for use in harsh environments; structural monitoring; ground testing of aircraft and vehicles; impact sensors for shock and vibration testing; component and system performance; ride and handling; durability testing; and noise, vibration, and harshness testing. These sensors provide engineers and scientists with precise and accurate measurements to accelerate technology advancement and reduce new product development cycle time.
•Position Sensors (approximately 30% of Sensors revenue for fiscal year 2020)
This sector consists of a wide range of industrial machinery OEMs and their end use customers with applications in all areas of manufacturing including plastics, steel, construction, agriculture, wood and mining, as well as other factory automation applications. These sensors provide positional feedback for motion control systems, improve productivity by enabling high levels of automation, reduce maintenance costs and enhance safety of machine operations.

•Industrial Sensors (approximately 15% of Sensors revenue for fiscal year 2020)
This sector consists of sensors used in heavy industrial markets and energy and power generation. Sensors used in heavy industrial markets are primarily used to monitor the vibration and pressure in a wide spectrum of applications including motors, pumps, paper machines and steel rollers. These sensors provide valuable feedback on equipment performance, reducing downtime and maximizing safety and productivity. Sensors used in the energy and power generation markets are equipped to address hazardous and inaccessible locations and serve gas and wind turbines, oil and gas refineries, and nuclear power instrumentation, as well as other critical energy infrastructure providers.
•Systems Sensors (approximately 10% of Sensors revenue for fiscal year 2020)
This sector consists of dynamic test, measurement and sensing systems primarily used to test, model and monitor the behavior of structures and processes, as well as to ensure safety and compliance from exposure to noise and vibration. This sector also includes the calibration systems used with a variety of sensors, our comprehensive rental offering of both transactional sensor products, and consultative systems that serve a broad range of testing and industrial customers.
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
In addition to direct field sales and service personnel throughout the U.S., we have sales and service subsidiaries in Toronto, Canada; Berlin, Germany; Paris, France; Amsterdam, Netherlands; Guildford, United Kingdom; Turin, Italy; Gothenburg, Sweden; Aarhus, Denmark; Tokyo and Nagoya, Japan; Seoul, South Korea; Moscow, Russia; Bangalore, India; and Beijing, Shanghai and Shenzhen, China.

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
Manufacturing and Engineering
Test & Simulation
Test & Simulation systems are largely built to order and primarily engineered and assembled at our headquarters in Eden Prairie, Minnesota. We assemble certain smaller systems at our locations in Berlin, Germany and Seoul, South Korea. We also operate system assembly facilities in Amsterdam and Mijdrect, Netherlands for electrical motion platforms and in Aarhus, Denmark for wind power energy test systems; however, the majority of the wind energy test systems are constructed at the customer site. Test & Simulation also has engineering operations in Amsterdam, Netherlands; Aarhus, Denmark and Prague, Czech Republic. Certain materials testing products are produced by a contract manufacturer in Shanghai and Hangzhou, China.
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

Backlog
Most of our products are built to order. Our backlog of orders, defined as firm orders from customers that remain unfulfilled, totaled approximately $457,586, $420,115 and $415,155 as of October 3, 2020, September 28, 2019 and September 29, 2018, respectively. Test & Simulation backlog was $385,905, $342,652 and $346,006 as of October 3, 2020, September 28, 2019 and September 29, 2018, respectively. Sensors backlog was $71,681, $77,463 and $69,149 as of October 3, 2020, September 28, 2019 and September 29, 2018, respectively. Based on anticipated manufacturing schedules, we expect approximately 68% of the backlog as of October 3, 2020 will be converted to revenue in fiscal year 2021. Delays may occur in the conversion of backlog into revenue as a result of export licensing compliance, technical difficulties, specification changes, manufacturing capacity, supplier issues or access to the customer site for installation. While certain contracts within backlog are subject to order cancellation, we have not historically experienced a significant number of order cancellations. Refer to Item 7 of Part II of this Annual Report on Form 10-K for further discussion of order cancellations.
Government Contracts
Revenue from U.S. government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration and performance of U.S. government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the U.S. government or the suspension or debarment from U.S. government contracting or subcontracting. U.S. government revenue as a percentage of our total revenue was 11%, 6% and 4% for fiscal years 2020, 2019 and 2018, respectively.
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
Environmental Compliance
We believe our operations are in compliance with all applicable material environmental regulations within the jurisdictions in which we operate. Capital expenditures for environmental compliance were not material in fiscal year 2020, 2019 and 2018, and we do not expect such expenditures will be material in fiscal year 2021.
Employees
Our employees are vital to MTS' success in providing advanced test systems, motion simulators and precision sensors. We depend on our highly skilled engineering, sales and service, and manufacturing teams to develop and deliver products to our customers. MTS has approximately 3,600 employees as of October 3, 2020.
MTS services customers around the world with a diverse, geographical footprint of office locations. Employees span the Americas, Europe and Asia with approximately 1,250 employees located outside of the U.S. as of October 3, 2020. This global representation promotes diversity of thought, experiences, cultures and backgrounds that enhances our ability to innovate, solve global challenges, and drive long-term value for MTS.
MTS' talent strategy is led by our Chief Human Resources Officer and governed by the Compensation and Leadership Development Committee of our Board of Directors. Talent management activities support employees in their growth and development throughout their time at MTS. These programs include activities for acquiring strategic talent, training and developing our teams to build key capabilities and skills, and engaging, motivating and retaining our employees to do their best work. To drive long term value and address evolving business strategies, we prioritize activities for strategic workforce planning and succession planning, as well as perform an ongoing evaluation of our organizational design, culture and values.
MTS offers comprehensive compensation and benefits packages to attract and retain a talented and experienced workforce. The Compensation and Leadership Development Committee oversees the design of our executive compensation programs and any risks associated with our overall compensation practices. MTS regularly reviews its global compensation and benefit plans to ensure they are competitive, align to MTS’s strategic priorities, and support company values.

MTS is committed to employee engagement by regularly soliciting feedback through surveys and other mechanisms to gain insights into workplace experiences and what motivates employees to do their best work. Employees are provided opportunities to raise suggestions and collaborate with leadership to implement actions for ongoing improvements.
Information about our Executive Officers
The names, ages and positions of our executive officers are presented below.

Name	Age	Position
Randy J. Martinez	65	Director, Interim President and Chief Executive Officer
Steven B. Harrison	54	Executive Vice President and President, Test & Simulation
David T. Hore	55	Executive Vice President and President, Sensors
Brian T. Ross	44	Executive Vice President and Chief Financial Officer
Todd J. Klemmensen	47	Senior Vice President, General Counsel and Corporate Secretary
Randy J. Martinez - Director of MTS since March 2014 and Interim President and Chief Executive Officer since May 2020. Prior to joining MTS, Mr. Martinez served in several leadership roles at AAR Corporation from 2009 to 2017, a provider of aviation services to the worldwide commercial aviation and aerospace & defense industries, most notably President & CEO of the Airlift Group and Group Vice President, Aviation Services. Before joining AAR, Mr. Martinez was the CEO at World Air Holdings, Inc. As a graduate of the United States Air Force Academy, Mr. Martinez served with distinction in the U.S. Air Force for 21 years, retiring as a Colonel and Command Pilot and having held a wide variety of leadership roles, including command and senior staff positions.
Steven B. Harrison - Executive Vice President and President, Test & Simulation. Prior to joining MTS in 2017, Mr. Harrison served as President, AAR Airlift Group, Inc., as well as President and CEO, National Air Cargo, Inc. During a distinguished 22-year career in the United States Air Force, Mr. Harrison commanded at the wing, group, and squadron level, including three deployed commands. He also held senior staff positions at Headquarters US Air Force, the Joint Staff and US Transportation Command. Mr. Harrison is a command pilot with more than 3,400 flight hours in the C-32A, C-5B, C-17A, KC-10A, T-38A, and T-37B. A Rhodes Scholar, he holds Masters Degrees in Engineering Science as well as Politics, Philosophy, and Economics, from Oxford University, England. He also earned a Bachelor of Science in Aeronautical Engineering from the United States Air Force Academy and a Masters of National Security Strategy from the United States Air War College.
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
Brian T. Ross - Executive Vice President and Chief Financial Officer since May 2017. Prior to joining MTS as Corporate Controller in 2014, Mr. Ross was the Director of Financial Planning and Analysis at Digi International Inc. (NASDAQ: DGII), where he gained valuable global experience ranging from strategic planning and acquisitions to operational execution and internal control. Earlier in his career, Mr. Ross served as Controller at Restore Medical, following a seven-year tenure at PricewaterhouseCoopers LLP. Mr. Ross holds a BA in Accounting from the University of Northern Iowa and is a licensed CPA (inactive) in Minnesota.

Todd J. Klemmensen - Senior Vice President, General Counsel and Secretary since July 2018. Mr. Klemmensen directs MTS's global legal affairs, including corporate governance, commercial and strategic agreements, U.S. Government contracting, litigation, and intellectual property. Previously, Mr. Klemmensen served within MTS as Acting General Counsel (April 2017 - July 2018), Associate General Counsel (November 2015 - March 2017) and Director of Contracts & Senior Counsel (January 2012 - October 2015). Mr. Klemmensen served in various roles at Alliant Techsystems, Inc. (ATK), including Sr. Manager - Contracts and providing legal counsel within its Armament Systems Group. Prior to transitioning into industry, Mr. Klemmensen practiced business and corporate law in Minneapolis, MN. He holds a Bachelor of Arts degree from Gustavus Adolphus College and a Juris Doctor degree from Hamline University School of Law. Mr. Klemmensen is a former board member of the National Contract Management Association (NCMA) Twin Cities Chapter and a graduate of the NCMA - Leadership Development Program.

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
We also make available free of charge on or through the "Investor Relations" pages of our corporate website (www.mts.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our Code of Conduct (the Code); any waivers from or amendments to the Code; our Corporate Governance Guidelines, Articles of Incorporation and Bylaws; and the Charters for the Audit, Compensation and Leadership Development, and Nominating and Governance Committees of our Board of Directors are also available free of charge on the "Investor Relations" pages of our corporate website (www.mts.com). We are not including the information on our corporate website as a part of or incorporating it by reference into this Annual Report on Form 10-K.
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
Risks Relating to our Business and Operations
The extent to which the outbreak of COVID-19 and measures taken to contain the outbreak will negatively affect our financial condition and results of operations is highly uncertain and cannot be predicted.
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

We have significant manufacturing operations in North America, Europe and Asia, and each of the countries in which we operate has been affected by the outbreak and taken measures in an attempt to contain it. There is considerable uncertainty about the magnitude and duration of future containment measures and the impact on our operations and the operations of our suppliers and customers. The number of jurisdictions in which we operate add complexity to our efforts to operate under current and future restrictions. We also operate with a global supply chain, and both restrictions on the operations of our suppliers and regulation of the international movement of goods may prevent us from timely completing customer orders.
If the COVID-19 outbreak continues and conditions worsen, we may continue to experience a decline in sales activities and delays in customer orders. It remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. Many of our customer orders are part of large capital expenditures and the financial uncertainty resulting from COVID-19 and its market impacts may cause customers to delay planned capital expenditures.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the severity of the outbreak, the actions of governments and private sectors to slow the spread of the outbreak, the effect of passed and potential future fiscal stimulus measures, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 situation closely.
Our business is significantly international in scope, which subjects us to the political, economic and other risks that are inherent in operating in foreign countries, and addressing these risks may be costly or may otherwise impact our financial position or results of operations.
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

Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in foreign countries. These risks include, but are not limited to:
•exposure to the risk of foreign currency fluctuations, where payment for products is denominated in a currency other than U.S. dollars;
•variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;
•difficulty enforcing agreements, including patents and trademarks, and collecting receivables through foreign legal systems;
•trade protection measures and import or export licensing requirements;
•tax rates in certain foreign countries that exceed those in the U.S., the imposition of withholding requirements on foreign earnings and restrictions on repatriation of foreign earnings;
•elevated risk of terrorist activity, war or civil unrest;
•the impact of global pandemics;
•imposition of tariffs, exchange controls or other restrictions, including tariffs imposed by the U.S. and responsive tariffs imposed by China and the European Union;
•difficulty in staffing and managing global operations;
•required compliance with a variety of existing and emerging foreign laws and regulations and U.S. laws and regulations, such as the Foreign Corrupt Practices Act, applicable to our international operations, and significant compliance costs and penalties for failure to comply with any of these laws and regulations; and
•changes in general economic and political conditions in countries where we operate, including emerging markets, continued volatility in currency exchange rates and uncertainties caused by the United Kingdom's exit from the European Union.
These risks could have an adverse effect on our financial position, results of operations or cash flows. In addition, foreign currency fluctuations could also make our products more expensive than competitors' products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets. As further described in Item 7 of Part II of this Annual Report on Form 10-K, revenue for fiscal year 2020 was unfavorably impacted by currency translation.
Our business is subject to competition, which could cause us to have to adjust our product pricing or otherwise adjust our operations in order to remain competitive, and any of these changes could impact our operations and financial condition.
Our products are sold in competitive markets throughout the world. Competition is based on application knowledge, product features and design, brand recognition, reliability, technology, breadth of product offerings, price, delivery, customer relationships and after-market support. If we are not perceived as competitive in overall value as measured by these criteria, our customers would likely choose solutions offered by our competitors or developed internally. In order to remain competitive, we may have to adjust our product pricing or otherwise make changes to our operations, which could potentially impact our financial condition.
Our business is subject to customer demand cycles, and changes in those cycles may impact customer demand for our products, which could cause us to fail to meet our expectations as to revenue.
For many of our products, orders are subject to customers' procurement cycles and their willingness and ability to invest in capital, especially in the cyclical automotive, aircraft, entertainment and machine tool industries. Any event that adversely impacts those customers' new product development activities may reduce their demand for our products, which in turn will impact our revenue.
We may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase, which could adversely impact our production cycle and our margins.
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
If we fail to achieve our long-term growth plans for the expansion of the business, our business and financial condition could be negatively impacted.
In addition to market penetration, our long-term success depends on our ability to expand our business through (a) new product development and service offerings; (b) mergers and acquisitions; and/or (c) geographic expansion.

New product development and service offerings require that we maintain our ability to improve existing products, continue to bring innovative products and services to market in a timely fashion, and address changing global trends, to meet the needs and standards of current and potential customers. Our products and services may become less competitive or eclipsed by technologies to which we do not have access, or which render our solutions obsolete.
Mergers and acquisitions will be accompanied by risks that may include:
•failure to achieve, or delays in achieving, the financial and strategic goals, including growth opportunities and cost synergies, for the acquired and combined businesses;
•difficulty integrating the operations and personnel of the acquired businesses, including the inability to eliminate duplicative costs or the substantial expenses that may be incurred in connection with integration;
•disruption of ongoing business and acquired business and distraction of management from the operation of both businesses;
•dilution of existing shareholders and earnings per share;
•unanticipated, undisclosed or inaccurately assessed liabilities, legal risks and costs;
•reputation risk associated with any pre-existing legal matters resulting from the acquired business;
•legal and regulatory requirements if the acquired business was not formerly a public company; and
•difficulties retaining the key vendors, customers or employees of the acquired business.
Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of international operations discussed in the risks relating to our business and operations.
Geographic expansion may be outside of the U.S., and hence will be disproportionately subject to the risks of international operations discussed in the risks relating to our business and operations.
For further information on our business acquisitions, see Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
We initiated several restructuring actions during fiscal year 2020 and if these actions do not provide the results we expect or the cost of such actions is greater than our estimates, our financial condition and results of operations could be negatively impacted.
During fiscal year 2020, we initiated several restructuring actions through a series of global workforce reductions and facility closures, including the reorganization of our European operations within Test & Simulation intended to increase organizational effectiveness, gain operational efficiencies and provide cost savings that can be reinvested in our growth initiatives, a workforce reduction within Test & Simulation to reduce the overall cost structure in response to COVID-19, and a product rationalization of certain product lines in China designed to increase organizational effectiveness, gain operational efficiencies, improve profitability and provide permanent cost savings. We can make no assurances that our current estimates of costs and timing of these restructuring actions will be accurate or that additional costs will not be incurred as we continue the restructuring actions. Any differences from our current estimates could be material and could adversely impact our business, financial condition and results of operations through delays in our timeline or increased costs. Additionally, if these actions fail to provide the operational efficiencies and cost savings that we expect, our financial condition and results of operations could be materially impacted.
Certain Test & Simulation production operations in China are performed by our contract manufacturing partner and may be subject to delays, increased costs or other unanticipated consequences.
We partner with a contract manufacturer in China to provide organizational effectiveness and gain efficiencies in production processes for test systems manufactured in China. While we believe our China contract manufacturing partner to be qualified to manufacture our Test & Simulation segment products, we may need to address quality and delivery issues due to manufacturing performed outside of our control. Significant quality or delivery schedule concerns and unforeseen costs may adversely affect our relationships with customers and our overall business, financial condition or results of operations.
We design and manufacture first-of-a-kind products, and our inability to accurately plan for these new products may result in higher-than-expected costs or damage to our reputation with our customers.
We design and build systems that are unique and innovative and, in some cases, the first created to address complex and unresolved issues. The design, manufacture and support of these systems may involve higher than planned costs. If we are unable to meet our customers' expectations, our reputation and ability to further utilize our expertise will likely be damaged.

Backlog, sales, delivery and acceptance cycle for many of our products is irregular and may not develop as anticipated, which could require us to incur increased expenses or otherwise result in fluctuations in our periodic financial results.
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
We may be subject to product liability or other commercial litigation, which could be expensive, damage our reputation, or otherwise require significant management time and attention, each of which could adversely impact our business.
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
We may experience difficulties obtaining and retaining the services of skilled employees, which could require us to incur additional costs to fill such positions or retain such employees, which may then require us to delay planned investments in our business.
We rely on knowledgeable, experienced and skilled technical personnel, particularly engineers, sales management and service personnel, to design, assemble, sell and service our products. We may be unable to attract, retain and motivate a sufficient number of such people, which could require us to incur additional costs to fill such positions or retain such employees, which could then adversely affect our business by delaying our ability to make other investments or changes as planned. The inability to transfer knowledge and transition between roles within these teams could also adversely affect our business by delaying or impacting our ability to fulfill customers' orders.
Risks Relating to our Indebtedness and Financial Position
We have recently recognized impairment charges for goodwill, indefinite-lived intangibles and long-lived assets, and we may need to recognize further impairments in the future, which could adversely impact our financial condition and results of operations.
As of October 3, 2020, the net carrying value of goodwill, indefinite-lived intangible and long-lived assets (property and equipment, net and intangible assets, net) totaled $618,845. We periodically assess the value of these assets for impairment in accordance with U.S. generally accepted accounting principles (GAAP). Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets.
As discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K, for fiscal year 2020 we recorded an impairment charge to goodwill and long-lived assets of approximately $291,389, which reflects impairments to each of the Test & Simulation excluding E2M and R&D (Legacy Test), E2M and PCB reporting units. This impairment was generally driven by a decline in market conditions, including a sustained decrease in our stock price, and the current outlook for sales and projected profitability in the impacted reporting units. These impairment charges negatively impacted our results of operations for fiscal year 2020 and future impairment charges could have a further adverse effect on our results of operations.
The level and terms of our indebtedness may limit our ability to operate our business as we desire and may require the use of our available cash resources to meet repayment obligations, which could reduce the cash available for other purposes and could adversely affect our business and results of operations.
We have a senior secured credit facility that provides for a $200,000 revolving credit facility (the Revolving Credit Facility) and a $460,000 tranche B term loan facility (the Term Facility), both of which require that we pay a variable interest rate on outstanding borrowings, as well as $350,000 in aggregate principal amount of 5.750% senior unsecured notes due 2027. The debt under the tranche B term loan facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount and matures on July 5, 2023.

As of October 3, 2020, we had $244,671 outstanding under our senior secured credit facilities, consisting of $169,095 on our tranche B term loan facility and $75,576 drawn under our revolving credit facility, and we had $350,000 in aggregate principal amount of senior unsecured notes outstanding. We may, at times, use debt under the revolving credit facility to continue to finance the growth of the business through acquisitions, finance working capital needs or purchase shares of our common stock.
Our substantial debt could have important consequences to us, including:
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, which would reduce our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates, and corresponding increased interest expense, because future borrowings under our senior secured credit facilities would be at variable rates of interest;
•reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes due to the costs and expenses associated with such debt;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;
•limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt; and
•potentially causing us to fail to comply with the financial and other restrictive covenants in our debt instruments, which, among other things, require us to maintain specified financial ratios, which failure could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations under our senior secured credit facilities and the senior unsecured notes and on our business and prospects generally.
In addition, the credit agreement that governs our senior secured credit facilities and the indenture that governs the senior unsecured notes impose significant operating and financial restrictions on us, including limitations on our ability to, among other things, incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations and certain other fundamental changes; dispose of assets; make advances, investments and loans; engage in certain sale and leaseback transactions; engage in certain transactions with affiliates; pay dividends, distributions and other payments in respect of capital stock; repurchase or retire capital stock, warrants or options; and engage in other actions that we may believe are advisable or necessary for our business. As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities. Further, our tranche B term loan facility is also subject to mandatory prepayments in certain circumstances and requires a prepayment of a certain percentage of our excess cash flow. Any future mandatory prepayments will reduce our cash available for other purposes and could impact our ability to reinvest in other areas of our business. We do not anticipate an excess cash flow payment will be required in the first quarter of fiscal year 2021.
We can provide no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under our senior secured credit facilities could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation.
For further information on our financing arrangements, see Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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

Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy as a part of the Tax Act, such as the disallowance of tax deductions for a portion of the interest paid on outstanding indebtedness, could have a material adverse effect on our financial condition and results of operations.
Despite our current level of indebtedness, the terms of our existing indebtedness allow us, under certain circumstances, to incur substantially more debt, incur substantial ordinary course operating obligations, and enter into other transactions, which would increase our leverage and further exacerbate the risks to our financial condition described above.
We may be able to incur additional indebtedness in the future. Although the credit agreement that governs our senior secured credit facilities and the indenture that governs the senior unsecured notes contain restrictions on incurring additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, these restrictions do not prevent us from incurring obligations, such as certain trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described above may increase.
Risks Relating to Government Regulation, Intellectual Property, Information Security and Other Policies
Our failure to comply with laws and regulations regarding government contracts could adversely impact our ability to continue to do business with the government, which could lead to a decline in revenue and future business opportunities.
Government business is important to us and is expected to increase in the future. Revenue from U.S. government related contracts varies by year. Such revenue as a percent of our total revenue was 11%, 6% and 4% for fiscal years 2020, 2019 and 2018, respectively.
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
Compliance with government regulations and policies imposes costs and other constraints, which may impact our financial condition or ability to do business in certain jurisdictions.
Our manufacturing operations and past and present ownership and operation of real property subject us to extensive and changing federal, state, local and foreign laws and regulations, including laws and regulations pertaining to regulatory compliance, such as environmental, health and safety, employee benefits, import and export compliance, intellectual property, product liability, tax matters and securities regulation. We expect to continue to incur costs to comply with these laws and may incur penalties for any failure to do so.
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
We may fail to protect our intellectual property effectively or may infringe upon the intellectual property of others, which could result in increased costs to defend our intellectual property rights or could cause us to be unable to pursue new business opportunities.
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
Intellectual property litigation can be very costly and could result in substantial expense and diversion of our resources, both of which could adversely affect our business, financial condition and results of operations. In addition, there may be no effective legal recourse against infringement of our intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.
If we are unable to protect our information systems against misappropriation of data or breaches of security or we are unable to comply, or are perceived as being unable to comply, with evolving regulations and legal obligations related to data privacy, data protection and information security, our business, financial condition or results of operations may be adversely impacted due to costs we may have to incur to correct such issues or the reputational harm we may face.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication of cyber-attacks. Although we strive to have appropriate security controls in place, prevention of security breaches cannot be assured, particularly as cyber threats continue to evolve. As further discussed in Item 7 of Part II of this Annual Report on Form 10-K, in November 2020, we were the victim of a ransomware incident that impacted operations. We have incurred expenses to-date to investigate and resolve the issues resulting from this incident, but as we continue our investigation into this incident, we may also be required to expend additional resources to continue to enhance our privacy and security measures or to resolve any vulnerabilities. The financial and reputational consequences of this incident and these risks could adversely impact our business, financial condition or results of operations.
In addition, our handling of certain data is subject to a variety of existing and emerging laws and regulations, designed by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information. Several foreign countries in which we conduct business, including the European Economic Area (EEA), currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those imposed in the U.S. Some of these laws are in the early stages and we cannot yet determine the impact these laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, regulatory investigations, litigation, fines and penalties and/or adverse publicity, all of which could require us to change the way we collect and use personal and customer data and/or have an adverse effect on our reputation and business.
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

If we fail to maintain effective processes and controls relative to adherence to our Code of Conduct and related company policies, we may incur costs to remedy these violations and may suffer reputational harm, either of which could adversely affect our business, financial condition or results of operations.
Our Code of Conduct and related company policies, which cover topics such as human and labor rights, anti-bribery, product quality and safety, privacy, security and environmental compliance, promote both a culture of ethical business practices and compliance with legal and regulatory requirements. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of such policies and procedures or that our processes and controls will be sufficient to detect any such violations. The investigation into potential violations of these policies, or even allegations of such violations, and the related evaluation of our internal controls, could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal and accounting fees, and such expenses may have a material adverse effect on our financial results. Further, if our employees or agents violate such policies and procedures, such actions could result in non-compliance with our internal control over financial reporting. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these policies and/or applicable law, we could suffer severe fines and penalties, repayment of ill-gotten gains, injunctions on future conduct, securities litigation, material weaknesses in our internal control over financial reporting, delayed regulatory filings and other consequences that may have a material adverse effect on our business, financial condition or results of operations. In addition, our reputation, sales activities or stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of applicable laws and regulations.
Changing environmental regulations and industry standards, as well as the potential physical risks of climate change, create uncertainty and the costs of compliance with such regulations and standards could impact our results of operations and financial position.
Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional, and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. These regulations or standards could be more restrictive than those currently in place. Moreover, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, product demand and manufacturing. While no one product line puts us at substantial risk of climate change, our global operations require us to be cognizant of risks that span the globe and could impact our business as a whole. If the changing environmental laws or regulations or industry standards impose significant operational restrictions and compliance requirements upon us or our products, or our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our properties consist of owned and leased facilities for manufacturing, engineering, sales, service administration, research and warehouse space. We own our corporate headquarters, located in Eden Prairie, Minnesota, which is also the primary location for Test & Simulation manufacturing and research. We own facilities in Depew, New York and Cary, North Carolina, which are the primary manufacturing and research locations for Sensors. In addition, we own manufacturing, engineering, sales and service administration facilities in the U.S., Germany and China. We lease space in the U.S., Europe and Asia for manufacturing, engineering, sales, service administration, research and warehouse space. We consider our current facilities suitable for their purpose and adequate to support our business.
Additional information relative to lease obligations is included in Item 7 of Part II of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
Discussion of legal matters is incorporated by reference from Note 19 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K and should be considered an integral part of Item 3 of Part I of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the Nasdaq Global Select Market under the trading symbol MTSC. The number of record holders of our common stock, par value $0.25 per share, as of December 10, 2020 was 610. This number does not reflect shareholders who hold their shares in the name of broker-dealers or other nominees.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased As Part of Publicly Announced Plans or Programs
June 28, 2020 – August 1, 2020	—	$—	—	438
August 2, 2020 – August 29, 2020	—	$—	—	438
August 30, 2020 – October 3, 2020	—	$—	—	438
We purchase common stock from time to time to mitigate dilution related to new shares issued as equity for employee compensation such as stock options, restricted stock units, performance restricted stock units and employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations.
Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a purchase authorization of 2,000 shares. Authority over pricing and timing under this authorization has been delegated to management. The share purchase authorization has no expiration date. We made no purchases during the fourth quarter of fiscal year 2020. As of October 3, 2020, there were 438 shares available for purchase under the existing authorization.
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
Dividends
Our dividend policy has been to maintain a payout ratio that allows dividends to increase in conjunction with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice has been to target, over time, a payout ratio of approximately 25% of net earnings per share. We have historically paid dividends to holders of our common stock on a quarterly basis. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, debt repayment obligations, business development needs and regulatory considerations and are at the discretion of our Board of Directors. During the first two quarters of fiscal year 2020, we declared quarterly cash dividends of $0.30 per share. During the third quarter of fiscal year 2020, we announced the suspension of our quarterly cash dividend to enhance our liquidity position due to the uncertain economic environment created by COVID-19. During fiscal year 2019, we declared quarterly cash dividends of $0.30 per share to holders of our common stock, resulting in a payout ratio of 54% of net earnings per share.
Shareholder Performance Graph
The following graph compares the cumulative total shareholder return of our common stock over the last five fiscal years with the cumulative total shareholder return of the Russell 2000 Index and a peer group of companies in the Laboratory Apparatus and Analytical, Optical, Measuring and Controlling Instruments Standard Industrial Code (SIC Code 3820 Peer Group) that are traded on the Nasdaq, NYSE and NYSE American exchanges. The graph assumes that $100 (in actual dollars) was invested at market close on October 3, 2015 in our common stock, the Russell 2000 Index and the SIC Code 3820 Peer Group and that all dividends were reinvested. The graph is not necessarily indicative of future investment performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MTS Systems Corporation, the Russell 2000 Index, and SIC Code 3820 Peer Group

* $100 invested on 10/3/2015 in stock or index, including reinvestment of dividends.
Copyright© 2020 Russell Investment Group. All rights reserved.

	Fiscal Year
(in actual dollars)	2015[2]	2016[2]	2017[2]	2018	2019	2020
MTS Systems Corporation	$100.00	$81.62	$96.91	$101.49	$104.83	$38.61
Russell 2000 Index	100.00	114.06	137.72	158.70	144.31	148.22
SIC Code 3820 Peer Group[1]	100.00	125.46	158.88	196.19	213.39	274.72

1    Modified to remove non-exchange traded companies.
2    Fiscal year 2017 refers to the fiscal year ended September 30, 2017, fiscal year 2016 refers to the fiscal year ended October 1, 2016 and fiscal year 2015 refers to the fiscal year ended October 3, 2015.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7 and Item 8 of Part II of this Annual Report on Form 10-K.

	Fiscal Year [1]
	2020	2019	2018	2017	2016
Operating Results
Revenue	$828,586	$892,518	$778,032	$787,955	$650,147
Gross profit	288,388	328,930	305,529	302,278	231,404
Gross margin %	34.8%	36.9%	39.3%	38.4%	35.6%
Research and development expense	$28,109	$30,928	$34,784	$34,999	$25,336
Research and development expense as a % of revenue	3.4%	3.5%	4.5%	4.4%	3.9%
Effective income tax rate	4.1%	11.4%	(38.7)%	(9.0)%	18.0%
Net income (loss)	$(272,051)	$43,067	$61,328	$25,084	$27,494
Net income (loss) as a % of revenue	(32.8)%	4.8%	7.9%	3.2%	4.2%
Earnings (loss) per share
Basic	$(14.16)	$2.24	$3.20	$1.32	$1.72
Diluted	$(14.16)	$2.21	$3.18	$1.31	$1.70
Weighted average shares outstanding [2]
Basic	19,212	19,258	19,163	19,040	16,027
Diluted	19,212	19,447	19,293	19,137	16,179
Depreciation and amortization	$46,687	$37,975	$34,492	$35,523	$24,077
Financial Position
Total assets	$1,150,231	$1,297,977	$1,139,396	$1,189,692	$1,188,020
Interest-bearing debt [3]	594,671	525,131	400,706	474,309	484,985
Total shareholders' equity	221,183	484,059	477,932	428,777	405,260
Interest-bearing debt as a % of shareholders' equity	268.9%	108.5%	83.8%	110.6%	119.7%
Return on equity [4]	(56.2)%	9.0%	14.3%	6.2%	10.7%
Return on invested capital [5]	6.2%	7.6%	9.3%	7.3%	8.6%
Other Statistics
Backlog of orders at year end	$457,586	$420,115	$415,155	$360,016	$370,523
Dividends declared per share	0.60	1.20	1.20	1.20	1.20
Capital Expenditures	23,893	30,525	12,321	17,798	20,806

1    Fiscal years 2020, 2019, 2018, 2017 and 2016 include 53, 52, 52, 52 and 52 weeks, respectively.
2    Assumes the conversion of potential common shares using the treasury stock method.
3    Interest-bearing debt consists of long-term debt and short-term borrowings for fiscal year 2020 and long-term debt for fiscal years 2019, 2018, 2017 and 2016.
4    Calculated by dividing net income by beginning shareholders' equity.
5    The measure Return on Invested Capital (ROIC) is not a measure of performance presented in accordance with GAAP. ROIC is calculated by dividing adjusted net income by average adjusted invested capital. Adjusted net income is calculated by excluding after-tax interest expense from reported net income. In addition, adjusted net income also excludes impairment of assets; acquisition-related expense, net of tax; acquisition inventory fair value adjustment, net of tax; contingent consideration fair value adjustment, net of tax; restructuring expense, net of tax; and China investigation expense, net of tax. Average adjusted invested capital is defined as the aggregate of average interest-bearing debt and average adjusted shareholders' equity and is calculated as the sum of current and prior year ending amounts divided by two. Adjusted shareholders' equity is calculated by adjusting shareholder's equity to exclude impairment of assets. Because this ratio is not prescribed or authorized by GAAP, ROIC is a non-GAAP financial measure. We believe ROIC is useful to investors as a measure of operating performance and the effectiveness of the use of capital in our operations. We use ROIC as a measure to monitor and evaluate operating performance relative to our invested capital. This measure should not be construed as an alternative to, or substitute for, return on equity or any other measure determined in accordance with GAAP.
Presented below is the reconciliation of ROIC to average invested capital, the nearest GAAP measure, and a reconciliation of each underlying non-GAAP financial measure used to its nearest GAAP measure:

	Fiscal Year
	2020	2019	2018	2017	2016
Net income (loss)	$(272,051)	$43,067	$61,328	$25,084	$27,494
Interest expense, net of tax	26,787	24,848	19,636	23,133	6,065
Impairment of assets**	291,389	—	—	—	—
Acquisition-related expense, net of tax***	3,851	2,321	—	1,845	9,371
Acquisition inventory fair value adjustment, net of tax	901	1,332	—	5,909	5,692
Contingent consideration fair value adjustment, net of tax	6,312	—	—	—	—
Restructuring expense, net of tax	8,868	635	2,033	2,980	1,465
China investigation expense, net of tax	—	—	—	6,749	—
Adjusted net income*	$66,057	$72,203	$82,997	$65,700	$50,087

Total beginning shareholders' equity	$484,059	$477,932	$428,777	$405,260	$258,142

Total ending shareholders' equity	221,183	484,059	477,932	428,777	405,260
Impairment of assets**	291,389	—	—	—	—
Adjusted total ending shareholders' equity*	512,572	484,059	477,932	428,777	405,260

Average adjusted shareholders' equity*	498,316	480,996	453,355	417,019	331,701

Total beginning interest-bearing debt	525,131	400,706	474,309	484,985	21,183
Total ending interest-bearing debt	594,671	525,131	400,706	474,309	484,985
Average interest-bearing debt	$559,901	$462,919	$437,508	$479,647	$253,084

Average adjusted invested capital*	$1,058,217	$943,914	$890,862	$896,666	$584,785
Return on invested capital*	6.2%	7.6%	9.3%	7.3%	8.6%
*    Denotes non-GAAP financial measures.
**    Impairment of assets is non-deductible for tax purposes; therefore, there is no tax impact associated with the adjustment.
*** Acquisition-related expense includes prior year acquisition integration expense recognized in fiscal years 2017 and 2016.

Presented below is a reconciliation of adjusted net income to net income, which reconciles the tax impact of the non-GAAP financial measure of adjusted net income presented in the table above:

	Fiscal Year
		2020			2019			2018
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)	$(283,706)	$(11,655)	$(272,051)	$48,613	$5,546	$43,067	$44,223	$(17,105)	$61,328
Interest expense««	34,564	7,777	26,787	32,062	7,214	24,848	26,464	6,828	19,636
Impairment of assets **	291,389	—	291,389	—	—	—	—	—	—
Acquisition-related expense †«	4,899	1,048	3,851	2,938	617	2,321	—	—	—
Acquisition inventory fair value adjustment«	1,140	239	901	1,601	269	1,332	—	—	—
Contingent consideration fair value adjustment«	8,092	1,780	6,312	—	—	—	—	—	—
Restructuring expense«	11,848	2,980	8,868	830	195	635	2,730	697	2,033
Adjusted net income*	$68,226	$2,169	$66,057	$86,044	$13,841	$72,203	$73,417	$(9,580)	$82,997

	Fiscal Year
		2017			2016
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income	$23,011	$(2,073)	$25,084	$33,512	$6,018	$27,494
Interest expense««	31,218	8,085	23,133	8,424	2,359	6,065
Acquisition-related expense †«	3,577	1,732	1,845	13,016	3,645	9,371
Acquisition inventory fair value adjustment«	7,975	2,066	5,909	7,916	2,224	5,692
Restructuring expense«	4,079	1,099	2,980	2,165	700	1,465
China investigation expenseª	9,209	2,460	6,749	—	—	—
Adjusted net income*	$79,069	$13,369	$65,700	$65,033	$14,946	$50,087

««    In determining the tax impact of interest expense, we applied a U.S. marginal income tax rate.
**    Impairment of assets is non-deductible for tax purposes; therefore, there is no tax impact associated with the adjustment.
†    Acquisition-related expense includes prior year acquisition integration expense recognized in fiscal years 2017 and 2016.
«    In determining the tax impact of acquisition-related expense, acquisition inventory fair value adjustment, contingent consideration fair value adjustment and restructuring expense, we applied the statutory rate in effect for each jurisdiction where the expense was incurred.
ª    In determining the tax impact of China investigation expense, we applied a U.S. effective income tax rate before discrete items.
*    Denotes non-GAAP financial measures.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:
•Overview
•Financial Results
•Cash Flow Comparison
•Liquidity and Capital Resources
•Off-balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recently Issued Accounting Pronouncements
•Quarterly Financial Information
•Forward-looking Statements
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Annual Report on Form 10-K. All dollar amounts are in thousands unless otherwise noted.
The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for fiscal year 2020 and fiscal year 2019. A discussion of changes in our financial results and cash flow comparisons from fiscal year 2018 to fiscal year 2019 has been omitted from this Form 10-K, but may be found in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 25, 2019.
Overview
MTS Systems Corporation's testing and simulation hardware, software and service solutions help customers accelerate and improve their design, development and manufacturing processes and are used to determine the mechanical behavior of materials, products and structures, or create a desired human experience such as amusement rides, vehicle simulators or flight training simulators. Our precision sensors provide measurements of vibration, pressure, position, force and sound in a variety of applications.
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
Fiscal Year
We have a 5-4-4 week, quarterly accounting cycle with the fiscal year ending on the Saturday closest to September 30. Fiscal years 2020 ended October 3, 2020 and included 53 weeks and fiscal year 2019 ended September 28, 2019 and included 52 weeks.
Coronavirus 2019 (COVID-19) Global Pandemic
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. As an essential critical infrastructure business, we have continued to operate in the U.S. and other parts of the world as permitted. Our production capacity continues to recover as jurisdictions ease work restrictions throughout the world; however, restrictions on our employees' ability to access our customers, temporary closures of customer facilities and delays in customer spending negatively impact our sales and operating results in fiscal year 2020. We anticipate these challenges to continue to negatively impact our fiscal year 2021 revenue and operating results. The future impact COVID-19 will have on our business, operations and financial results remains unknown at this time, and we are unable to accurately quantify the impact due to the significant global economic uncertainty. In response, we continue to right-size our operations and manage short-term business risk to allow for bottom-line improvement through the execution of cost savings initiatives previously discussed, including temporary salary and cash compensation reduction by senior executives and non-employee directors; other employee salary or work schedule reductions and temporary furloughs; and the reduction in discretionary spending, capital expenditures and a strong focus on working capital management in fiscal year 2020. Additionally, we continue to evaluate our global business operations and may take future actions as deemed necessary to improve our profitability and optimize our overall cost structure. See Note 20 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of COVID-19.

Ransomware Incident
In November 2020, we were the victim of a ransomware incident that temporarily impacted our operations. As a result of the incident, certain of our data was encrypted, some of our data was exfiltrated from our systems, and business activities at several of our facilities were temporarily disrupted. As of the date hereof, our investigation indicates that the incident has been contained. We recovered the impacted data from the unauthorized actor, and we are not currently aware of any evidence of the impacted data being publicly released. We continue to investigate what information the unauthorized actor may have accessed or exfiltrated and resolve open items related to the incident. We expect expenses, net of insurance, to be approximately $2.0 to $3.0 million, with the majority incurred in the first quarter of fiscal 2021. We do not expect the temporary operational disruption that occurred to have a material impact on our financial results. Any failure or perceived failure by us to comply with applicable privacy or security laws, regulations, policies or obligations in connection with this incident, could result in government enforcement actions, regulatory investigations, litigation, fines and penalties and/or adverse publicity, which could impact expenses associated with the incident.
Impairment of Assets
In the fourth quarter of fiscal year 2020, we recorded impairment charges of $291,389 on goodwill, long-lived assets and an indefinite-lived asset in our Legacy Test, E2M and PCB reporting units. The charges relate to goodwill, technology and patents, trademarks and trade names, customer lists and other intangible assets that experienced a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets. These charges are included in the impairment of assets line of the Consolidated Statements of Income.
See Note 1 and Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the impairment analysis and corresponding impairment charges recorded.
Acquisition
Effective December 31, 2019, we acquired R&D for an upfront cash purchase price of $58,373 primarily funded through our existing Revolving Credit Facility. The remaining purchase price is based on earn-out payments of up to an additional $26,000 contingent on financial performance through June 2021. See Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of the acquisition of R&D.

Restructuring Initiatives
Throughout fiscal year 2020, we initiated a series of global workforce reductions and facility closures in Test & Simulation, including the reorganization of our European operations and a product rationalization of certain product lines in China, intended to increase organizational effectiveness, improve profitability and reduce our overall cost structure in response to COVID-19. As a result, during fiscal year 2020, we recorded $11,848 of pre-tax severance and related expense.
See Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of restructuring initiatives.
Foreign Currency
Over the past 15 years, approximately 60 to 70% of our revenue has been derived from customers outside of the U.S. Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Japanese yen and the Chinese yuan. A change in foreign exchange rates could positively or negatively affect our reported financial results. The discussion below quantifies the impact of foreign currency translation on our financial results for the periods discussed.

Financial Results
Total Company
Results of Operations
The following table compares results of operations, separately identifying the estimated impact of currency translation, the acquisition of R&D in the second quarter of fiscal year 2020, restructuring costs incurred in fiscal year 2020 and acquisition-related costs associated with Endevco incurred in fiscal year 2020. Overall, our business was negatively impacted by COVID-19 resulting from our employees' inability to access our customers, reduced production capacity, temporary closures of customer facilities and delayed spending by our customers.

		Estimated
	2020	Business Change	Acquisition /Restructuring [1]	Currency Translation	2019
Revenue	$828,586	$(108,534)	$47,586	$(2,984)	$892,518
Cost of sales	540,198	(62,050)	41,193	(2,533)	563,588
Gross profit	288,388	(46,484)	6,393	(451)	328,930
Gross margin	34.8%				36.9%

Operating expenses
Selling and marketing	120,288	(16,414)	5,097	(34)	131,639
General and administrative	96,089	(13,651)	23,225	(143)	86,658
Research and development	28,109	(2,564)	(231)	(24)	30,928
Impairment of assets	291,389	291,389	—	—	—
Total operating expenses	535,875	258,760	28,091	(201)	249,225
Income (loss) from operations	$(247,487)	$(305,244)	$(21,698)	$(250)	$79,705
1    The Acquisition / Restructuring column includes operating results and costs incurred as part of the acquisition of R&D, costs incurred as part of the acquisition of Endevco and $11,848 of restructuring costs. Endevco operating results are not separately identifiable as Endevco has been integrated into the existing Sensors business. See Note 17 and Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on restructuring and related expenses and the R&D acquisition, respectively.

Revenue			Increased / (Decreased)
	2020	2019	$	%
Revenue	$828,586	$892,518	$(63,932)	(7.2)%
The decrease in revenue of 7.2% was primarily driven by a decline in Test & Simulation and the unfavorable impact of currency translation, partially offset by growth in Sensors. Our business was negatively impacted by COVID-19 resulting from our employees' inability to access our customers, reduced production capacity, temporary closures of customer facilities and delayed spending by our customers.
Test & Simulation revenue decreased $68,274 or 12.2%, primarily driven by lower volume from weakness in our ground vehicles sector, materials sector and service experienced in all regions, and the unfavorable impact of currency translation. This decline was partially offset by contributions of $47,586 from the R&D acquisition.
Sensors revenue increased $4,247, or 1.3%, primarily due to growth in our test sector from contracts with the U.S. Department of Defense and a full year of contributions from the Endevco acquisition. This increase was partially offset by weakness in the other three sectors, specifically in Europe, and the unfavorable impact of currency translation.
Excluding the impact of currency translation and the R&D acquisition, revenue decreased 12.2%.

Revenue by geography is as follows:
			Increased / (Decreased)
	2020	2019	$	%
Americas	$323,626	$346,538	$(22,912)	(6.6)%
Europe	236,428	224,982	11,446	5.1%
Asia	268,532	320,998	(52,466)	(16.3)%
Total Revenue	$828,586	$892,518	$(63,932)	(7.2)%

Gross Profit			Increased / (Decreased)
	2020	2019	$	%
Gross profit	$288,388	$328,930	$(40,542)	(12.3)%
Gross margin	34.8%	36.9%	(2.1)	ppts

Gross profit declined 12.3% primarily driven by lower revenue volume in Test & Simulation, higher restructuring costs of $6,651 and costs associated with the Endevco integration, partially offset by contributions from the R&D acquisition, lower compensation expense in Test & Simulation and the realization of temporary and permanent cost savings from initiatives taken in fiscal year 2020. Gross margin decreased 2.1 percentage points primarily due to leverage on lower revenue volume in Test & Simulation, higher restructuring costs and the costs associated with the Endevco integration, partially offset by lower compensation expense in Test & Simulation and the realization of temporary and permanent cost savings from initiatives taken in both businesses. Excluding the impact of currency translation, R&D expenses, restructuring costs in both fiscal years and the acquisition inventory fair value adjustment in both fiscal years, gross profit declined 14.6% and the gross margin declined 1.1 percentage points.

Selling and Marketing Expense			Increased / (Decreased)
	2020	2019	$	%
Selling and marketing	$120,288	$131,639	$(11,351)	(8.6)%
% of Revenue	14.5%	14.7%
Selling and marketing expenses declined 8.6% primarily due to lower compensation, marketing and travel expense driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19 and lower commission expense on fewer orders, partially offset by higher restructuring costs of $3,720 and the addition of R&D expenses. Excluding the impact of currency translation, R&D expenses, restructuring costs in both fiscal years and acquisition-related expenses in both fiscal years, selling and marketing expense decreased 12.4%.

General and Administrative Expense			Increased / (Decreased)
	2020	2019	$	%
General and administrative	$96,089	$86,658	$9,431	10.9%
% of Revenue	11.6%	9.7%
General and administrative expense increased 10.9% primarily due to the addition of R&D expenses, the R&D contingent consideration fair value adjustment of $8,092, higher acquisition-related expenses of $1,653 and higher restructuring costs of $509, partially offset by lower compensation expense driven by realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19 and the stock-based compensation forfeitures associated with our former CEO. Excluding the impact of currency translation, R&D expenses, the R&D contingent consideration fair value adjustment, restructuring costs in both fiscal years and acquisition-related expenses in both fiscal years, general and administrative expense decreased 12.6%.

Research and Development Expense			Increased / (Decreased)
	2020	2019	$	%
Research and development	$28,109	$30,928	$(2,819)	(9.1)%
% of Revenue	3.4%	3.5%

Research and development expense decreased 9.1% primarily due to the shift of internal resources to larger, capitalizable Test & Simulation projects and lower compensation expense driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, partially offset by investment in new product development during the first half of fiscal year 2020 and the acquisition of Endevco. Excluding the impact of currency translation, restructuring costs in the current fiscal year and acquisition-related expense in the prior fiscal year, research and development expense decreased 7.8%.

Impairment of Assets			Increased / (Decreased)
	2020	2019	$	%
Impairment of assets	$291,389	$—	$291,389	NM
Impairment charges of $291,389 related to goodwill, long-lived assets and an indefinite-lived asset in our Legacy Test, E2M and PCB reporting units were recorded in fiscal year 2020. Specifically, these charges relate to goodwill, technology and patents, trademarks and trade names, customer lists and other intangible assets that experienced a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets.

Income (Loss) from Operations			Increased / (Decreased)
	2020	2019	$	%
Income (loss) from operations	$(247,487)	$79,705	$(327,192)	(410.5)%
% of Revenue	(29.9)%	8.9%

Income (loss) from operations declined 410.5% primarily due to impairment charges taken in both segments in fiscal year 2020, lower gross profit in both Test & Simulation and Sensors, the R&D contingent consideration fair value adjustment, higher restructuring costs and acquisition-related expenses, partially offset by lower operating compensation expense and the realization of permanent and temporary cost savings from initiatives taken in both businesses during fiscal year 2020. Excluding the impact of currency translation, the R&D acquisition, the R&D contingent consideration fair value adjustment, restructuring costs, the acquisition inventory fair value adjustments and acquisition-related expenses in both fiscal years, income from operations decreased 22.6%.

Interest Expense, Net			Increased / (Decreased)
	2020	2019	$	%
Interest expense, net	$33,970	$31,558	$2,412	7.6%
Interest expense increased primarily due to higher interest expense on an increased debt position related to the issuance of the Notes in the fourth quarter of fiscal year 2019 and accretion on the contingent consideration purchase price of R&D, partially offset by the acceleration of non-cash debt issuance costs related to the pre-payment on the tranche B term loan facility in the prior year.

Other Income (Expense), Net			Increased / (Decreased)
	2020	2019	$	%
Other income (expense), net	$(2,249)	$466	$(2,715)	(582.6)%
The decrease in other income (expense), net was primarily driven by an increase in losses on foreign currency transactions and losses recognized on the sale of assets.

Income Tax Provision (Benefit)			Increased / (Decreased)
	2020	2019	$	%
Income tax provision (benefit)	$(11,655)	$5,546	$(17,201)	(310.2)%
Effective rate	4.1%	11.4%	NM
The effective tax rate was 4.1% primarily due to the current year impairment loss which is non-deductible for tax purposes. Additionally, we recorded certain discrete tax benefits of $2,439 related to our fiscal year 2019 return and the impact of the final regulations issued by the Treasury and Internal Revenue Service regarding global intangible low-taxed income (GILTI) in the fourth quarter of fiscal year 2020. This benefit is partially offset by $583 of discrete tax expense for stock-based compensation expense and $608 for foreign taxes that are not creditable in the U.S. Excluding the impact of the impairment of assets and these discrete items, the effective tax rate for fiscal year 2020 was 2.0%, a decrease compared to the prior year rate primarily driven by a decline in earnings.

Net Income (Loss)			Increased / (Decreased)
	2020	2019	$	%
Net income (loss)	$(272,051)	$43,067	$(315,118)	(731.7)%
Diluted earnings per share	$(14.16)	$2.21	$(16.37)	(740.7)%
Net income (loss) declined primarily due to impairment charges and lower income from operations in both Test & Simulation and Sensors and increased interest expense, partially offset by lower income tax expense from decreased earnings.
Backlog
Backlog of undelivered orders as of October 3, 2020 was $457,586, an increase of $37,471, or 8.9%, compared to backlog of $420,115 as of September 28, 2019. Based on anticipated manufacturing schedules, we expect to convert approximately 68% of the backlog as of October 3, 2020 into revenue during fiscal year 2021. The expected conversion rate is lower than the prior year rate of 82% primarily due to timing of long-term contracts in Test & Simulation.
Backlog is not an absolute indicator of future revenue because a portion of the orders in backlog could be canceled at the customer's discretion. While certain contracts within backlog are subject to order cancellation, we have not historically experienced a significant number of order cancellations. During fiscal year 2020, order cancellations did not have a material impact on backlog.
Test & Simulation Segment
Results of Operations
The following tables compare results of operations for Test & Simulation, separately identifying the estimated impact of currency translation and the acquisition of R&D and restructuring costs incurred in fiscal year 2020. See Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our reportable segments. Overall, Test & Simulation was negatively impacted by COVID-19 resulting from our employees' inability to access our customers, reduced production capacity, temporary closures of customer facilities and delayed spending by our customers.

		Estimated
	2020	Business Change	Acquisition / Restructuring [1]	Currency Translation	2019
Revenue	$490,634	$(113,973)	$47,586	$(1,887)	$558,908
Cost of sales	357,296	(72,407)	40,053	(1,843)	391,493
Gross profit	133,338	(41,566)	7,533	(44)	167,415
Gross margin	27.2%				30.0%

Operating expenses
Selling and marketing	65,226	(12,826)	5,097	151	72,804
General and administrative	58,506	(9,777)	20,682	(120)	47,721
Research and development	10,246	(2,329)	(231)	(4)	12,810
Impairment of assets	89,815	89,815	—	—	—
Total operating expenses	223,793	64,883	25,548	27	133,335
Income (loss) from operations	$(90,455)	$(106,449)	$(18,015)	$(71)	$34,080
1    The Acquisition / Restructuring column includes operating results and costs incurred as part of the acquisition of R&D and $11,848 of restructuring costs. See Note 17 and Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on restructuring and related costs and the R&D acquisition, respectively.

Revenue			Increased / (Decreased)
	2020	2019	$	%
Revenue	$490,634	$558,908	$(68,274)	(12.2)%
Revenue decreased 12.2% primarily driven by lower volume from weakness in our ground vehicles sector, materials sector and service experienced in all regions as Test & Simulation was negatively impacted by COVID-19, and the unfavorable impact of currency translation. The decline was partially offset by contributions of $47,586 from the R&D acquisition. Excluding the impact of currency translation and the R&D acquisition, revenue decreased 20.4%.

Revenue by geography is as follows:
			Increased / (Decreased)
	2020	2019	$	%
Americas	$144,565	$179,421	$(34,856)	(19.4)%
Europe	145,758	120,164	25,594	21.3%
Asia	200,311	259,323	(59,012)	(22.8)%
Total Revenue	$490,634	$558,908	$(68,274)	(12.2)%

Gross Profit			Increased / (Decreased)
	2020	2019	$	%
Gross profit	$133,338	$167,415	$(34,077)	(20.4)%
Gross margin	27.2%	30.0%	(2.8)	ppts
Gross profit decreased 20.4% primarily due to lower revenue volume and higher restructuring costs of $6,651, partially offset by contributions from the R&D acquisition and lower compensation expense driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020. Gross margin decreased by 2.8 percentage points primarily driven by leverage on lower revenue volume, higher restructuring costs and additional warranty expense from experience rates on lower revenue volumes. The decrease was partially offset by lower compensation expense and higher gross margin contribution from product mix. Excluding the impact of currency translation, R&D expenses, restructuring costs in both fiscal years and the acquisition inventory fair value adjustment in the prior year, gross profit declined 25.5% and gross margin declined 1.9 percentage points.

Selling and Marketing Expense			Increased / (Decreased)
	2020	2019	$	%
Selling and marketing	$65,226	$72,804	$(7,578)	(10.4)%
% of Revenue	13.3%	13.0%
Selling and marketing expense decreased 10.4% primarily due to lower compensation, reduced commission expense on fewer orders and decreased marketing and travel expenses mainly driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, partially offset by higher restructuring costs of $3,720 and the addition of R&D expenses. Excluding the impact of currency translation, R&D expenses, restructuring costs and acquisition-related expenses in both fiscal years, selling and marketing expense decreased 17.5%.

General and Administrative Expense			Increased / (Decreased)
	2020	2019	$	%
General and administrative	$58,506	$47,721	$10,785	22.6%
% of Revenue	11.9%	8.5%
General and administrative expense increased 22.6% primarily driven by the addition of R&D expenses, the R&D contingent consideration fair value adjustment of $8,092, higher acquisition-related expenses of $761 and higher restructuring costs of $509, partially offset by lower compensation expense driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19. Excluding the impact of currency translation, R&D expenses, the R&D contingent consideration fair value adjustment, and restructuring costs in both fiscal years and acquisition-related expenses incurred in both fiscal years, general and administrative expense decreased 17.9%.

Research and Development Expense			Increased / (Decreased)
	2020	2019	$	%
Research and development	$10,246	$12,810	$(2,564)	(20.0)%
% of Revenue	2.1%	2.3%
Research and development expense decreased 20.0% primarily due to the shift of internal resources to larger, capitalizable Test & Simulation projects and lower compensation driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, partially offset by investment in new product development. Excluding the impact of currency translation, restructuring costs in the current year and acquisition-related expense in the prior year, research and development expense decreased 17.1%.

Impairment of Assets			Increased / (Decreased)
	2020	2019	$	%
Impairment of assets	$89,815	$—	$89,815	NM
Impairment charges of $89,815 related to goodwill and long-lived assets in our Legacy Test and E2M reporting units were recorded in fiscal year 2020. Specifically, these charges relate to goodwill, technology and patents, trademarks and trade names, customer lists and other intangible assets that experienced a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets.

Income (Loss) from Operations			Increased / (Decreased)
	2020	2019	$	%
Income (loss) from operations	$(90,455)	$34,080	$(124,535)	(365.4)%
% of Revenue	(18.4)%	6.1%
Income (loss) from operations decreased 365.4% primarily due to impairment charges taken in fiscal year 2020, decreased gross profit on lower revenue volume, higher restructuring costs of $11,018 and the R&D contingent consideration fair value adjustment of $8,092, partially offset by lower operating compensation expense driven by the realization of permanent and temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, the contributions from the R&D acquisition and the E2M acquisition inventory fair value adjustment in the prior year. Excluding the impact of currency translation, the R&D acquisition, restructuring costs in both fiscal years, the acquisition inventory fair value adjustment in the prior year and acquisition-related expenses in both fiscal years, income from operations decreased 53.3%.
Backlog
Backlog of undelivered orders at October 3, 2020 was $385,905, an increase of 12.6% from backlog of $342,652 at September 28, 2019. Based on anticipated manufacturing schedules, we expect to convert approximately 63% of the backlog as of October 3, 2020 into revenue during fiscal year 2021. The expected conversion rate is lower than the prior year rate of 79% primarily due to timing of long-term contracts. Order cancellations in fiscal year 2020 did not have a material impact on backlog.

Sensors Segment
Results of Operations
The following table compares results of operations for Sensors, separately identifying the estimated impact of currency translation and the Endevco acquisition-related expenses incurred in fiscal year 2020. See Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our reportable segments. Overall, Sensors was negatively impacted by COVID-19 resulting from our employees' inability to access our customers, reduced production capacity, temporary closures of customer facilities and delayed spending by our customers.

		Estimated
	2020	Business Change	Acquisition [1]	Currency Translation	2019
Revenue	$339,223	$5,344	$—	$(1,097)	$334,976
Cost of sales	184,171	10,255	1,140	(690)	173,466
Gross profit	155,052	(4,911)	(1,140)	(407)	161,510
Gross margin	45.7%				48.2%

Operating expenses
Selling and marketing	55,062	(3,588)	—	(185)	58,835
General and administrative	37,583	(3,874)	2,543	(23)	38,937
Research and development	17,863	(235)	—	(20)	18,118
Impairment of assets	201,574	201,574	—	—	—
Total operating expenses	312,082	193,877	2,543	(228)	115,890
Income (loss) from operations	$(157,030)	$(198,788)	$(3,683)	$(179)	$45,620
1    The Acquisition column includes costs incurred as part of the acquisition of Endevco. Endevco operating results are not separately identifiable as Endevco has been integrated into the existing Sensors business. See Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the Endevco acquisition.

Revenue			Increased / (Decreased)
	2020	2019	$	%
Revenue	$339,223	$334,976	$4,247	1.3%
Revenue increased 1.3% primarily driven by growth in our test sector from contracts with the U.S. Department of Defense and a full year of contributions from the Endevco acquisition. The increase was partially offset by weakness in the other three sectors, specifically in Europe, as Sensors was negatively impacted by COVID-19, and the unfavorable impact of currency translation. Excluding the impact of currency translation, revenue growth was 1.6%.

Revenue by geography is as follows:
			Increased / (Decreased)
	2020	2019	$	%
Americas	$180,332	$168,483	$11,849	7.0%
Europe	90,670	104,818	(14,148)	(13.5)%
Asia	68,221	61,675	6,546	10.6%
Total Revenue	$339,223	$334,976	$4,247	1.3%

Gross Profit			Increased / (Decreased)
	2020	2019	$	%
Gross profit	$155,052	$161,510	$(6,458)	(4.0)%
Gross margin	45.7%	48.2%	(2.5)	ppts
Gross profit declined 4.0% primarily due to costs associated with the Endevco integration, increased inventory reserve levels for specific product lines, the Endevco acquisition inventory fair value adjustment of $680, higher compensation expense and the unfavorable impact of currency translation, partially offset by increased revenue volume from contracts with the U.S. Department of Defense and a full year of contributions from the Endevco acquisition. Gross margin declined 2.5 percentage points primarily driven by costs associated with the Endevco integration, lower gross margin contribution from product mix, inventory reserve adjustments, the Endevco acquisition inventory fair value adjustment and higher compensation expense. Excluding the impact of currency translation and the Endevco acquisition inventory fair value adjustments in both fiscal years, gross profit declined 3.3% and gross margin declined 2.4 percentage points.

Selling and Marketing Expense			Increased / (Decreased)
	2020	2019	$	%
Selling and marketing	$55,062	$58,835	$(3,773)	(6.4)%
% of Revenue	16.2%	17.6%
Selling and marketing expense declined 6.4% primarily driven by lower compensation, marketing and travel expenses driven by the realization of temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, along with lower commission expense on fewer orders. Excluding the impact of currency translation, selling and marketing expense decreased 6.1%.

General and Administrative Expense			Increased / (Decreased)
	2020	2019	$	%
General and administrative	$37,583	$38,937	$(1,354)	(3.5)%
% of Revenue	11.1%	11.6%
General and administrative expense declined 3.5% primarily due to lower compensation expense and professional fees driven by the realization of temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, partially offset by higher acquisition-related expenses of $892. Excluding the impact of currency translation and acquisition-related expenses in both fiscal years, general and administrative expense decreased 6.0%.

Research and Development Expense			Increased / (Decreased)
	2020	2019	$	%
Research and development	$17,863	$18,118	$(255)	(1.4)%
% of Revenue	5.3%	5.4%
Research and development expense declined 1.4% primarily driven by lower compensation expense driven by the realization of temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19, partially offset by the addition of Endevco expenses. Excluding the impact of currency translation, research and development expense decreased 1.3%.

Impairment of Assets			Increased / (Decreased)
	2020	2019	$	%
Impairment of assets	$201,574	$—	$201,574	NM
Impairment charges of $201,574 related to goodwill and an indefinite-lived asset in our PCB reporting unit were recorded in fiscal year 2020. Specifically, these charges relate to goodwill and trade names that experienced a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price.

Income (Loss) from Operations			Increased / (Decreased)
	2020	2019	$	%
Income (loss) from operations	$(157,030)	$45,620	$(202,650)	(444.2)%
% of Revenue	(46.3)%	13.6%
Income (loss) from operations declined 444.2% primarily due to impairment charges taken in fiscal year 2020, additional expenses related to the Endevco acquisition and lower gross profit, partially offset by lower operating compensation expense and marketing expense driven by the realization of temporary cost savings from initiatives taken in fiscal year 2020 in response to COVID-19. Excluding the impact of currency translation, the Endevco acquisition inventory fair value adjustment, acquisition-related expenses and impairment charges, income from operations increased 1.4%.
Backlog
Backlog of undelivered orders at October 3, 2020 was $71,681, a decrease of 7.5% compared to backlog of $77,463 at September 28, 2019. We expect to convert approximately 93% of Sensors backlog to revenue in fiscal year 2021.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Fiscal Year
	2020	2019
Total cash provided by (used in):
Operating activities	$47,849	$73,463
Investing activities	(72,219)	(182,756)
Financing activities	51,413	97,403
Effect of exchange rate changes on cash	3,933	(1,977)
Increase (decrease) during the period	30,976	(13,867)
Cash and cash equivalents balance, beginning of period	57,937	71,804
Cash and cash equivalents balance, end of period	$88,913	$57,937
Operating Activities
The decrease in cash provided by operating activities was primarily due to lower net income, higher cash used by other assets and liabilities related to accrued project costs and higher accrued payroll and related costs associated with restructuring actions. These increases were partially offset by impairment of goodwill, long-lived assets and indefinite-lived asset, an increase in cash provided by working capital associated with timing fluctuations from accounts receivable payments received and unbilled accounts receivable accruals, advanced payments received from customers, inventory purchases and accounts payable payments and an increase in amortization due to the acquisition of R&D.
Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of E2M in the first quarter of fiscal year 2019, the acquisition of Endevco in the fourth quarter of fiscal year 2019, and a reduction in cash used to purchase property and equipment due to cost containment measures, partially offset by the acquisition of R&D in the second quarter of fiscal year 2020.
Financing Activities
The decrease in cash provided by financing activities was primarily due to the issuance of the Notes in the fourth quarter of fiscal year 2019 and borrowings under the Revolving Credit Facility used to fund the acquisition of E2M in the first quarter of fiscal year 2019. This decrease was partially offset by the use of the proceeds from the Notes to repay all outstanding debt under the Revolving Credit Facility and repay a portion of the tranche B term loan facility in the fourth quarter of fiscal year 2019, an increase in borrowings under the Revolving Credit Facility used to fund the acquisition of R&D in the second quarter of fiscal year 2020 and a decrease in payment of cash dividends.

Liquidity and Capital Resources
We had cash and cash equivalents of $88,913 as of October 3, 2020. Of this amount, $4,400 was located in North America, $55,884 in Europe and $28,629 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American cash balance was primarily invested in bank deposits. The cash balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of October 3, 2020, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we are able to repatriate certain cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability.
As of October 3, 2020, our capital structure was comprised of $44,600 in short-term debt, $550,071 in long-term debt and $221,183 in shareholders' equity. The Consolidated Balance Sheets also included $10,098 of unamortized debt issuance costs as of October 3, 2020. Total interest-bearing debt as of October 3, 2020 was $594,671 and we had approximately $96,529 of unused borrowing capacity on the Revolving Credit Facility. In October 2020, subsequent to year-end, we paid an additional $7,000 on our outstanding Revolving Credit Facility.
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
On July 30, 2020, we entered into a fifth amendment to the Credit Agreement, which governs the Term Facility and Revolving Credit Facility, to increase the maximum leverage ratio to 6.0x through March 31, 2021 with step downs thereafter. In addition, we amended the interest coverage ratio to maintain 3.0x through March 31, 2021 with subsequent revisions thereafter. This amendment was completed to maximize flexibility and available liquidity under our current capital structure in the event we would need to access additional funds. As of October 3, 2020 and September 28, 2019, we were in compliance with these financial covenants. Specifically, we ended fiscal year 2020 with a leverage ratio of 4.8x, which is below the current maximum leverage ratio of 6.0x under the Credit Agreement.
In fiscal year 2019, we issued $350,000 in aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the Notes). The Notes were issued pursuant to an Indenture dated as of July 16, 2019 among us, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (the Indenture). The Notes will mature on August 15, 2027.
The Indenture governing the Notes contains covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; create liens; pay dividends, redeem stock or make other distributions; make investments; for our restricted subsidiaries to pay dividends to us or make other intercompany transfers; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and designate subsidiaries as unrestricted subsidiaries. As of October 3, 2020 and September 28, 2019, we were in compliance with these financial covenants.
See Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our financing arrangements.
Shareholders' equity decreased by $262,876 during fiscal year 2020 primarily due to $272,051 net loss and $11,510 dividends declared. This decrease was partially offset by other comprehensive income of $13,492 and $7,214 stock-based compensation.
As discussed, we implemented various permanent and temporary cost reduction initiatives to manage and reduce operating costs and further enhance our financial flexibility in response to COVID-19 and as a part of our general global restructuring efforts in Test & Simulation, including the continued suspension of our quarterly dividend. While we cannot predict the overall impact of COVID-19 on our liquidity position, as of October 3, 2020, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.
Contractual Obligations
As of October 3, 2020, our contractual obligations are as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt [1]	$577,671	$27,600	$200,071	$—	$350,000
Interest payable on long-term debt [2]	162,362	29,066	54,472	40,698	38,126
Financing lease obligations [3]	971	484	430	57	—
Operating lease obligations [4]	20,074	7,490	7,523	3,074	1,987
Contingent consideration [5]	26,497	26,497	—	—	—
Other long-term obligations [6]	25,382	4,602	8,204	2,489	10,087
Total contractual obligations [7]	$812,957	$95,739	$270,700	$46,318	$400,200
1    Long-term debt includes the Term Facility, the portion of the Revolving Credit Facility that we used to finance the R&D acquisition and the Notes. For the above period of less than one year, no excess cash flow prepayment is required under the provisions of the Term Facility based on fiscal year 2020 results. The Term Facility amounts for periods subsequent to less than one year exclude excess cash flow prepayments, which may be required under the provisions of the Term Facility based on fiscal year 2021 and subsequent fiscal year results as future prepayment amounts, if any, are not reasonably estimable as of October 3, 2020. Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our financing arrangements.
2    Interest payable on long-term debt includes interest on the Term Facility, the portion of the Revolving Credit Facility that we used to finance the R&D acquisition, the Notes and financing lease obligations.
3    Financing lease obligations represent contractual vehicle leases. Refer to Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our financing lease obligations.
4    Operating leases are primarily for office space, as well as vehicles and equipment. Refer to Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional lease information.
5    In connection with the acquisition of R&D, we are contingently liable for an earn-out payment up to $26,000, subject to fluctuation in exchange rates, which is payable in the fourth quarter of fiscal year 2021. While the final payment amount is not certain, the amount included in the table reflects our best estimate as of October 3, 2020. Refer to Note 7 and Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional contingent consideration information.

6    Other long-term obligations include liabilities under pension, other retirement plans and payroll tax payments deferred under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
7    Long-term income tax liabilities for uncertain tax positions have been excluded from the contractual obligations table as we are unable to make a reasonably reliable estimate of the amount and period of related future payments. As of October 3, 2020, our long-term liability for uncertain tax positions was $4,819. Refer to Note 12 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional income tax information.
As of October 3, 2020, we had letters of credit and guarantees outstanding totaling $30,114 and $39,629, respectively, primarily bond advance payments and performance guarantees related to customer contracts in Test & Simulation.
Off-balance Sheet Arrangements
As of October 3, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
Revenue Recognition (Over Time)
Revenue is recognized either over time as work progresses or at a point-in-time, dependent upon contract-specific terms and the pattern of transfer of control of the product or service to the customer. Contracts with revenue recognized over time use costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include materials, component parts, labor and overhead costs. For contracts recognized over time, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over time as work progresses. Contract estimates are based on various assumptions to determine the outcome of future events that may span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and internal and subcontractor performance.
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
See Note 3 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Business Acquisitions
We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, we typically engage a third-party valuation firm. There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, we historically have utilized the "income method." This method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method (or other methods) include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows. Estimating the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, influenced by the nature of the asset, competitive environment and rate of change in the industry. All of these judgments and estimates can significantly impact the determination of the amortization period of the intangible asset, and thus net income. Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving value-enhancing milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discount cash flow model.
In connection with the acquisition of Endevco, the final valuation of assets acquired was completed during the second quarter of fiscal year 2020. The valuation of assets acquired and purchase price allocation related to the R&D acquisition, which closed in the second quarter of fiscal year 2020, are considered preliminary and expected to be finalized as soon as possible, but no later than one year from the acquisition date.

See Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
Goodwill
Goodwill represents the excess of cost over the fair value of the identifiable net assets of businesses acquired and allocated to our reporting units at the time of acquisition. Goodwill for each reporting unit is tested for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate the carrying value of the reporting unit may not be recoverable.

Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. For fiscal year 2020, we have identified five reporting units: Legacy Test, E2M, R&D, PCB and Temposonics. Prior to completing a quantitative analysis, we have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying value, including goodwill and other intangible assets. If we conclude the fair value is more likely than not less than the carrying value, a quantitative analysis is performed. Otherwise, no further testing is necessary.

If the quantitative analysis is required or elected, an impairment test is performed to compare the calculated fair value of each reporting unit to its carrying value, including goodwill and other intangible assets. We estimate the fair value of a reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow model that requires input of certain estimates and assumptions requiring significant judgment, including projected revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Revenue growth rates, gross profit margins, operating expenses, capital expenditures and working capital requirements are projected based on each reporting unit’s current business, expected developments and operational strategies typically over a five-year period. The discount rates reflect the risk factors associated with the cash flow streams of the reporting unit. The market approach uses a multiple of earnings and revenue based on guidelines for publicly traded companies. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

For our fiscal year 2020 annual goodwill impairment analysis, performed during the fourth quarter, we elected to bypass the qualitative analysis and performed a quantitative analysis for each of our reporting units. Driven by a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets, our Legacy Test, E2M and PCB reporting units were determined to have a carrying value in excess of their fair value, resulting in goodwill impairment charges of $22,509, $30,835 and $188,174, respectively. The fair value exceeded carrying value by a significant margin for our Temposonics and R&D reporting units.

Indefinite-Lived Intangible Assets
Intangible assets with indefinite lives are not amortized. These assets are tested for impairment at least annually, during the fourth quarter, and whenever events occur or circumstances change that indicate the carrying value of the asset may not be recoverable. Fair value of indefinite-lived intangible assets is determined using a relief from royalty method if a quantitative analysis is deemed necessary requiring input of certain estimates and assumptions requiring judgment, including the royalty rate, discount rate and projected revenue growth.

For our fiscal year 2020 annual indefinite-lived intangible asset impairment analysis, performed during the fourth quarter of fiscal year 2020, we elected to bypass the qualitative analysis and performed a quantitative analysis. Driven by a decline in market conditions, including a sustained decrease in our stock price as a result of COVID-19, we recorded an impairment charge of $13,400 to our only indefinite-lived intangible asset.
Long-Lived Assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows to determine the fair value of long-lived assets. A long-lived asset impairment charge of $36,471 in amortizing intangible assets was recognized in the fourth quarter of fiscal year 2020 in Test & Simulation. The impairment was driven by a significant decline in asset value due to an overall decline in market conditions as a result of COVID-19, including significant declines in the flight simulation and entertainment markets.

See Note 1 and Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 and Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Quarterly Financial Information
Revenue and operating results reported on a quarterly basis do not necessarily reflect trends in demand for our products or our operating efficiency. Revenue and operating results in any quarter may be significantly affected by the timing of revenue recognition for the various performance obligations included in a contract based on transfer of control resulting in revenue being recognized at a point in time rather than over time. Recognition of revenue over time for large, long-term projects generally has the effect of minimizing significant fluctuations quarter-over-quarter. See Note 3 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our revenue recognition policy. Quarterly earnings also vary as a result of the use of estimates including, but not limited to, the rates used in recording federal, state and foreign income tax expense and impairment of assets. See Note 1 and Note 12 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our use of estimates, including impairment of assets and income tax related matters, respectively.
Selected quarterly financial information is as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year[1]
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fiscal Year 2020
Revenue	$205,843	$211,463	$196,225	$215,055	$828,586
Gross profit	76,609	71,241	65,495	75,043	288,388
Income (loss) before income taxes	6,455	(1,069)	3,351	(292,443)	(283,706)
Net income (loss)	$5,306	$(1,071)	$4,389	$(280,675)	$(272,051)
Earnings (loss) per share
Basic	$0.28	$(0.06)	$0.23	$(14.56)	$(14.16)
Diluted	$0.27	$(0.06)	$0.23	$(14.56)	$(14.16)

Fiscal Year 2019
Revenue	$203,181	$233,046	$232,209	$224,082	$892,518
Gross profit	78,305	87,350	85,103	78,172	328,930
Income before income taxes	11,197	17,076	16,190	4,150	48,613
Net income	$10,501	$14,160	$13,585	$4,821	$43,067
Earnings per share
Basic	$0.55	$0.74	$0.70	$0.25	$2.24
Diluted	$0.54	$0.73	$0.70	$0.25	$2.21
1    The earnings (loss) per share amounts for each quarter may not sum to the fiscal year amounts due to rounding and the effect of weighting.
Forward-looking Statements
Statements contained in this Annual Report on Form 10-K including, but not limited to, the discussion under Item 7 of Part II, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact also constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, Adjusted EBITDA, net income or loss, earnings or loss per share, the payment or nonpayment of dividends, our capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of plans and objectives by our management or Board of Directors, including those relating to products or services, restructuring initiatives, or merger or acquisition activity; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; (v) statements regarding our products and their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers; (vi) statements about the impact of COVID-19 and related economic uncertainty; and (vii) statements about the proposed merger, including the expected timeline to closing and the receipt of certain approvals . Words such as "believes," "anticipates," "expects," "intends," "targeted," "should," "potential," "goals," "strategy" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the currently-unknown impact of COVID-19 and related economic uncertainty, the risk that the proposed merger may not be completed in a timely manner or at all, the failure to satisfy the conditions to the consummation of the proposed merger, the impact of the proposed merger on our operations, and those risks described in Item 1A of Part I of this Annual Report on Form 10-K. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. You should carefully review the disclosures and the risk factors described in this Annual Report on Form 10-K and in other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Foreign Currency Exchange Rates

	2020	2019	2018
(Unfavorable) favorable impact from currency translation on
Revenue	$(2,984)	$(16,176)	$17,070
Net income	$350	$(1,122)	$933
The estimated net effect of currency translation on revenue was unfavorable in fiscal year 2020, primarily driven by the unfavorable translation impact associated with the relative strengthening in the value of the U.S. dollar against the Euro, Chinese yuan, and Korean won, and timing of that revenue during 2020.
A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue recognized of approximately $32,098 in fiscal year 2020.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Mark-to-market gains and losses are reclassified from AOCI to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. Net gains and losses on foreign currency transactions included in the accompanying Consolidated Statements of Income were a net loss of $636 in fiscal year 2020, a net loss of $200 in fiscal year 2019 and a net gain of $104 in fiscal year 2018. See Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our cash flow hedge currency exchange contracts.
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
As of October 3, 2020, we had cash and cash equivalents of $88,913, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $90 for fiscal year 2020.
As of October 3, 2020, we had floating interest rate debt of $244,671. Secured floating rate credit facilities require interest payments to be calculated at a floating rate tied in part to LIBOR or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us. As a result, changes in floating rate can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in a $2,246 increase in future annual interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our audited financial statements and notes thereto included in Item 15 of Part IV of this Annual Report on Form 10-K, and appearing on pages F-1 through F-53 of this Annual Report on Form 10-K, are incorporated by reference herein. See also "Quarterly Financial Data" in Item 7 of Part II of this Annual Report on Form 10-K, which is incorporated by reference herein.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of October 3, 2020. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2020, our disclosure controls and procedures were effective.
For purposes of Rule 13a-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its Interim Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
(a)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(b)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(c)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of October 3, 2020.
The Company acquired R&D on December 31, 2019 and management excluded R&D Test Systems, R&D Engineering, R&D Steel, R&D Prague, RGDK Engineering Private Limited and R&D Tools and Structures (collectively, “R&D”) from its assessment of internal control over financial reporting as of October 3, 2020. R&D represented $73 million of our consolidated total assets at October 3, 2020 and $48 million of our consolidated total revenue for the year ended October 3, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of October 3, 2020, and has issued a report that appears on page 39 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MTS Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MTS Systems Corporation and subsidiaries (the "Company") as of October 3, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2020, of the Company and our report dated December 15, 2020 expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at R&D Test Systems, R&D Engineering, R&D Steel, R&D Prague, RGDK Engineering Private Limited and R&D Tools and Structures (collectively, “R&D”). R&D constitutes $73 million of consolidated total assets and $48 million of consolidated total revenue as of and for the year ended October 3, 2020. Accordingly, our audit did not include the internal control over financial reporting at R&D.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 15, 2020

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The required information by this Item 10 with respect to our directors, our Code of Conduct, compliance with Section 16(a) of the Exchange Act and our Audit Committee, including our Audit Committee financial experts, is incorporated by reference to the information set forth under the headings "Election of Directors" and "Other Information – Delinquent Section 16(a) Reports" in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders or a subsequent amendment to this Annual Report on Form 10-K to be filed within 120 days of October 3, 2020.
Information regarding our executive officers is included in Item I of Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information set forth under the headings "Executive Compensation," "Election of Directors – Non-Employee Director Compensation," and "Other Information – Compensation Committee Interlocks and Insider Participation" in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders or a subsequent amendment to this Annual Report on Form 10-K to be filed within 120 days of October 3, 2020.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the information set forth under the headings "Other Information – Security Ownership of Principal Shareholders and Management" and "Other Information – Information Regarding Equity Compensation Plans" in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders or a subsequent amendment to this Annual Report on Form 10-K to be filed within 120 days of October 3, 2020.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors – Other Information Regarding the Board" and "Other Information – Related Party Transactions" in our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders or a subsequent amendment to this Annual Report on Form 10-K to be filed within 120 days of October 3, 2020.
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders or a subsequent amendment to this Annual Report on Form 10-K to be filed within 120 days of October 3, 2020.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019
Consolidated Statements of Income for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018
Consolidated Statements of Cash Flows for the Fiscal Years Ended October 3, 2020, September 28, 2019 and
September 29, 2018
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

2.2
Agreement and Plan of Merger, by and among the Company, Amphenol Corporation, and Moon Merger Sub Corporation, dated December 8, 2020 (omitting schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K, which omitted documents the Company will furnish to the SEC upon request), incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 9, 2020.

3.1		Restated and Amended Articles of Incorporation, incorporated by reference to Exhibit 3.a of the Company's Form 10-K for the fiscal year ended September 29, 2012.

3.2		Amended & Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 9, 2020.

4.1		Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed June 7, 2016.

4.2
Indenture, dated as of July 16, 2019, by and among the Company, the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 16, 2019.

4.3		Description of Securities Registered Under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K filed November 25, 2019.

10.1	*	Executive Variable Compensation Plan, incorporated by reference to Appendix A of the Company's Proxy Statement filed December 30, 2014.

10.2	*	Amended and Restated 2012 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the fiscal year ended October 1, 2016.

10.3	*	Amended and Restated Executive Deferred Compensation Plan (filed herewith).

10.4	*
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

10.23	*	First Amendment to MTS Systems Corporation 2017 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 13, 2020.

10.24	*	Letter Agreement, dated effective as of May 23, 2020, by and between the Company and Randy J. Martinez, incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 3, 2020.

10.25	*
Employment Agreement, dated as of April 1, 2016, by and between PCB Group, Inc. and David T. Hore, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 7, 2016.

10.26	*
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

10.29	*	Amended and Restated Executive Severance Plan (filed herewith).

10.30	*	Amended and Restated Executive Change in Control Severance Plan (filed herewith).

10.31
Credit Agreement, dated as of July 5, 2016, among the Company; the foreign subsidiaries of the Company party thereto, the lenders party thereto and JPMorgan Chase Bank N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 7, 2016.

10.32
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

10.33
Form of Consent Memorandum, effective as of January 24, 2017, executed by the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and acknowledged and agreed to by the Company, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 24, 2017.

10.34
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

10.35
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

10.37
Amendment No. 5 to Credit Agreement, dated as of July 30, 2020, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Issuing Banks and the Revolving Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2020.

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP (filed herewith).

31.1	Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019; (ii) the Consolidated Statements of Income for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018; (iii) the Consolidated Statements of Comprehensive Income for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018; (iv) the Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018; (v) the Consolidated Statements of Cash Flows for the Fiscal Years Ended October 3, 2020, September 28, 2019 and September 29, 2018; and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104		Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101) (filed herewith).

	*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date:	December 15, 2020	/s/ RANDY J. MARTINEZ
Randy J. Martinez
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2020	/s/ BRIAN T. ROSS
Brian T. Ross
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RANDY J. MARTINEZ	Interim President and	December 15, 2020
Randy J. Martinez	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ BRIAN T. ROSS	Executive Vice President	December 15, 2020
Brian T. Ross	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ DAVID J. ANDERSON	Non-Executive	December 15, 2020
David J. Anderson	Chairman of the Board

/s/ NANCY A. ALTOBELLO	Director	December 15, 2020
Nancy A. Altobello

/s/ DAVID D. JOHNSON	Director	December 15, 2020
David D. Johnson

/s/ MICHAEL V. SCHROCK	Director	December 15, 2020
Michael V. Schrock

/s/ CHUN HUNG (KENNETH) YU	Director	December 15, 2020
Chun Hung (Kenneth) Yu

/s/ LINDA K. ZUKAUCKAS	Director	December 15, 2020
Linda K. Zukauckas

MTS Systems Corporation and Subsidiaries

Reports of Independent Registered Public Accounting Firms

To the shareholders and the Board of Directors of MTS Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MTS Systems Corporation and subsidiaries (the "Company") as of October 3, 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for the year ended October 3, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of and for the year ended October 3, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue – Test & Simulation Segment Over Time Revenue — Refer to Note 3 to the financial statements
Critical Audit Matter Description
For the year ended October 3, 2020, the Company's Test & Simulation segment recognized $258.9 million of over time revenue. The Test & Simulation segment includes certain contracts for highly customized, highly engineered testing solutions in which revenue is recognized over time as work progresses dependent upon the contract-specific terms and the pattern of transfer of control of the product or service to the customer. Revenue for these contracts is recognized over time when: (i) control is transferred to the customer over time as work progresses; or (ii) contract terms evidence customer control of the work in process or an enforceable right to payment with no alternative use. Revenue for these contracts, including an estimate of profit, is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the contract performance obligations.
The estimates of total costs at completion and profit for the contract performance obligations related to these contracts for the highly customized, highly engineered testing solutions in the Test & Simulation segment are complex. Given the judgments used to recognize revenue for these contracts, auditing such estimates required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's estimates of total costs at completion and profit used to recognize revenue for these contract performance obligations in the Test & Simulation segment included the following, among others:
•We tested the effectiveness of controls over Test & Simulation segment revenue recognized over time for these contracts, including management's controls over the estimates of total costs at completion and profit for the contract performance obligations.
•We developed an expectation of the amount of Test & Simulation segment revenue recognized over time for these contracts based on prior year margins applied to cost of sales in the current year and compared our expectation to the amount of Test & Simulation over time revenue ultimately recorded by management for these contracts.
•We selected a sample of these Test & Simulation contracts and performed the following:
–Evaluated whether the contracts were properly included in management's calculation of contract revenue based on the terms and conditions of each contract, including whether (i) control was transferred to the customer over time as work progressed; or (ii) contract terms evidenced customer control of the work in process or an enforceable right to payment with no alternative use.
–Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts, including any modifications that were agreed upon with the customer.
–Tested management's identification of distinct performance obligations by evaluating whether the customer can benefit from the goods or services either on its own or together with other resources, or whether the goods and services are separately identifiable from other promises in the contract.
–To the extent a contract did not represent a single distinct performance obligation, we tested the allocation of the transaction price to each distinct performance obligation by evaluating management's determination of relative standalone selling prices.
–Tested the accuracy and completeness of the costs incurred to date for the contract performance obligations.
–Evaluated the estimates of total cost at completion and profit for the contract performance obligations by:
–Observing the equipment and inspecting the progress to completion, when applicable.
–Evaluating management's ability to achieve the estimates of total cost at completion and profit by performing corroborating inquiries with the Company's project managers and engineers, and comparing the estimates to management's work plans, engineering specifications, and supplier contracts.
–Comparing management's estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
–Testing estimated costs to complete by selecting a sample of estimated costs and tracing the estimate to purchase orders, invoices, labor rates or other relevant support, and evaluating whether management's basis for the estimate was reasonable.
–Tested the mathematical accuracy of management's calculation of revenue recognized over time.
•We evaluated management's ability to estimate total costs at completion and profit for these contracts accurately by comparing actual costs and profits to management's historical estimates for performance obligations that have been fulfilled.
Goodwill — Legacy Test, E2M and PCB Reporting Units - Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill for impairment involves the comparison of the calculated fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using both the income approach and the market approach. The income approach uses a discounted cash flow model that requires input of certain estimates and assumptions requiring significant judgment, including projected revenue growth rates, projected operating margins and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. As of the measurement date in the fourth quarter of fiscal 2020, driven by a decline in market conditions as a result of COVID-19, including a sustained decrease in the Company's stock price and significant declines in the flight simulation and entertainment markets, the Legacy Test, E2M, and PCB reporting units were each determined to have a carrying value in excess of their fair value, resulting in goodwill impairment charges of $22.5 million, $30.8 million, and $188.2 million, respectively. As of October 3, 2020, the Company's total goodwill balance was $228.6 million.
Given the significant judgments made by management to estimate the fair value of the Legacy Test, E2M, and PCB reporting units, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of the projected revenue growth rates, projected operating margins and discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth rates, projected operating margins and discount rates used by management to estimate the fair value of the Legacy Test, E2M, and PCB reporting units included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of the reporting units, such as controls related to management's selection of the projected revenue growth rates, projected operating margins and discount rates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated the reasonableness of management's forecasts of revenue growth rates and operating margins by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•We evaluated management's ability to accurately forecast projected revenue growth rates and operating margins by comparing actual results to management's historical forecasts.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 15, 2020

We have served as the Company's auditor since 2019.

To the Shareholders and Board of Directors
MTS Systems Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of MTS Systems Corporation and subsidiaries (the Company) as of September 28, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the fiscal years in the two-year period ended September 28, 2019 and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019, and the results of its operations and its cash flows for each of the fiscal years in the two year period ended September 28, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as of September 30, 2018, due to the adoption of FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
We served as the Company's auditor from 2002 to 2019.
Minneapolis, Minnesota
November 25, 2019

Consolidated Balance Sheets
(in thousands, except per share data)

	October 3, 2020	September 28, 2019
Assets
Current assets
Cash and cash equivalents	$88,913	$57,937
Accounts receivable, net of allowance for doubtful accounts of $4,528 and $5,963, respectively	128,733	121,260
Unbilled accounts receivable, net	84,685	80,331
Inventories, net	174,241	167,199
Prepaid expenses and other current assets	24,429	23,761
Total current assets	501,001	450,488
Property and equipment, net	95,110	101,083
Goodwill	228,640	429,039
Intangible assets, net	295,095	306,585
Other long-term assets	23,313	3,553
Deferred income taxes	7,072	7,229
Total assets	$1,150,231	$1,297,977

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$17,000	$—
Current maturities of long-term debt, net	25,843	27,969
Accounts payable	51,562	46,849
Accrued payroll and related costs	39,849	46,760
Advance payments from customers	78,774	70,520
Accrued warranty costs	5,974	3,541
Accrued income taxes	4,782	7,077
Accrued dividends	—	5,695
Contingent consideration	26,497	—
Other accrued liabilities	46,570	43,165
Total current liabilities	296,851	251,576
Long-term debt, less current maturities, net	541,730	484,648
Deferred income taxes	35,513	41,531
Non-current accrued income taxes	4,819	4,414
Defined benefit pension plan obligation	15,982	16,585
Non-current accrued payroll and related costs	5,273	—
Other long-term liabilities	28,880	15,164
Total liabilities	929,048	813,918

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 19,264 and 19,124 shares issued and outstanding as of October 3, 2020 and September 28, 2019, respectively	4,816	4,781
Additional paid-in capital	189,580	182,422
Retained earnings	31,768	315,329
Accumulated other comprehensive income (loss)	(4,981)	(18,473)
Total shareholders' equity	221,183	484,059
Total liabilities and shareholders' equity	$1,150,231	$1,297,977
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Income
(in thousands, except per share data)

For the fiscal year ended	October 3, 2020	September 28, 2019	September 29, 2018
Revenue
Product	$726,028	$782,012	$674,391
Service	102,558	110,506	103,641
Total revenue	828,586	892,518	778,032
Cost of sales
Product	477,716	494,725	409,525
Service	62,482	68,863	62,978
Total cost of sales	540,198	563,588	472,503
Gross profit	288,388	328,930	305,529
Operating expenses
Selling and marketing	120,288	131,639	126,333
General and administrative	96,089	86,658	79,240
Research and development	28,109	30,928	34,784
Impairment of assets	291,389	—	—
Total operating expenses	535,875	249,225	240,357
Income (loss) from operations	(247,487)	79,705	65,172
Interest expense, net	(33,970)	(31,558)	(25,882)
Other income (expense), net	(2,249)	466	4,933
Income (loss) before income taxes	(283,706)	48,613	44,223
Income tax provision (benefit)	(11,655)	5,546	(17,105)
Net income (loss)	$(272,051)	$43,067	$61,328

Earnings (loss) per share
Basic
Earnings (loss) per share	$(14.16)	$2.24	$3.20
Weighted average common shares outstanding	19,212	19,258	19,163

Diluted
Earnings (loss) per share	$(14.16)	$2.21	$3.18
Weighted average common shares outstanding	19,212	19,447	19,293

Dividends declared per share	$0.60	$1.20	$1.20
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

For the fiscal year ended	October 3, 2020	September 28, 2019	September 29, 2018
Net income (loss)	$(272,051)	$43,067	$61,328
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	16,986	(9,980)	(2,174)
Derivative instruments
Unrealized net gain (loss)	(3,968)	(2,141)	4,325
Net (gain) loss reclassified to earnings	(645)	(2,905)	(598)
Defined benefit pension plan
Unrealized net gain (loss)	1,193	(5,758)	(621)
Net (gain) loss reclassified to earnings	856	379	367
Currency exchange rate gain (loss)	(930)	456	90
Other comprehensive income (loss)	13,492	(19,949)	1,389
Comprehensive income (loss)	$(258,559)	$23,118	$62,717
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 30, 2017	17,760	$4,440	$163,632	$261,258	$(553)	$428,777
Total comprehensive income	—	—	—	61,328	1,389	62,717
Exercise of stock options	19	5	916	—	—	921
Stock-based compensation	79	19	7,224	—	—	7,243
Issuance for employee stock purchase plan	24	6	1,065	—	—	1,071
Cumulative effect of accounting change	—	—	(33)	(607)	640	—
Common stock purchased and retired	(26)	(6)	(1,397)	—	—	(1,403)
Dividends, $1.20 per share	—	—	—	(21,394)	—	(21,394)
Balance, September 29, 2018	17,856	$4,464	$171,407	$300,585	$1,476	$477,932
Total comprehensive income	—	—	—	43,067	(19,949)	23,118
Conversion of tangible equity units	1,342	336	(336)	—	—	—
Settlement of capped calls	(223)	(57)	57	—	—	—
Exercise of stock options	47	12	2,267	—	—	2,279
Stock-based compensation	97	24	9,406	—	—	9,430
Issuance for employee stock purchase plan	34	8	1,148	—	—	1,156
Cumulative effect of accounting change	—	—	—	(6,227)	—	(6,227)
Common stock purchased and retired	(29)	(6)	(1,527)	—	—	(1,533)
Dividends, $1.20 per share	—	—	—	(22,096)	—	(22,096)
Balance, September 28, 2019	19,124	$4,781	$182,422	$315,329	$(18,473)	$484,059
Total comprehensive income (loss)	—	—	—	(272,051)	13,492	(258,559)
Exercise of stock options	1	—	41	—	—	41
Stock-based compensation	123	31	7,183	—	—	7,214
Issuance for employee stock purchase plan	53	13	1,133	—	—	1,146
Common stock purchased and retired	(37)	(9)	(1,199)	—	—	(1,208)
Dividends, $0.60 per share	—	—	—	(11,510)	—	(11,510)
Balance, October 3, 2020	19,264	$4,816	$189,580	$31,768	$(4,981)	$221,183
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

For the fiscal year ended	October 3, 2020	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities
Net income (loss)	$(272,051)	$43,067	$61,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	7,150	9,397	7,283
Fair value adjustment to acquired inventory	1,140	1,601	—
Impairment of assets	291,389	—	—
Net periodic pension benefit cost	1,876	1,154	1,178
Depreciation	23,843	20,614	20,661
Amortization	22,844	17,361	13,831
Accretion of contingent consideration	499	—	—
Contingent consideration fair value adjustment	8,092	—	—
(Gain) loss on sale or disposal of property and equipment	4,311	1,442	(4,162)
Amortization of debt issuance costs	3,197	6,765	4,644
Deferred income taxes	(17,175)	(11,060)	(28,252)
Bad debt provision (recovery), net	(1,184)	1,744	2,271
Other	—	(671)	(111)
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	15,698	(21,340)	4,763
Inventories, net	(6,085)	8,702	(12,343)
Prepaid expenses	4,113	(3,194)	(375)
Accounts payable	(7,428)	(4,624)	(846)
Accrued payroll and related costs	(9,378)	2,917	(5,338)
Advance payments from customers	4,725	(23,041)	3,531
Accrued warranty costs	2,402	(1,861)	(594)
Other assets and liabilities	(30,129)	24,490	(4,222)
Net Cash Provided by (Used in) Operating Activities	47,849	73,463	63,247
Cash Flows from Investing Activities
Purchases of property and equipment	(23,893)	(30,525)	(12,321)
Proceeds from sale of property and equipment	948	10	6,793
Purchases of businesses, net of acquired cash	(49,361)	(151,956)	—
Other	87	(285)	823
Net Cash Provided by (Used in) Investing Activities	(72,219)	(182,756)	(4,705)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	58,576	430,391	—
Payment of long-term debt	(5,505)	(298,659)	(64,517)
Payment of debt component of tangible equity units	—	(7,290)	(9,153)
Payment of debt issuance costs for long-term debt	(88)	(6,561)	—
Payment of debt issuance costs for revolving credit facility	(1,344)	(667)	(125)
Receipts under short-term borrowings	150,000	70,000	38,750
Payments under short-term borrowings	(133,000)	(70,000)	(38,750)
Cash dividends	(17,205)	(21,713)	(21,360)
Proceeds from exercise of stock options and employee stock purchase plan	1,187	3,435	1,992
Payments to purchase and retire common stock	(1,208)	(1,533)	(1,403)
Net Cash Provided by (Used in) Financing Activities	51,413	97,403	(94,566)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,933	(1,977)	(905)
Cash and Cash Equivalents
Increase (decrease) during the period	30,976	(13,867)	(36,929)
Balance, beginning of period	57,937	71,804	108,733
Balance, End of Period	$88,913	$57,937	$71,804

Supplemental Disclosures
Cash paid during the year for
Interest	$33,250	$22,136	$22,224
Income taxes	13,826	11,406	11,380
Non-cash investing and financing activities
Contingent consideration assumed in acquisition	26,497	—	—
Property and equipment acquired under capital lease	—	—	67
Dividends declared not yet paid	—	5,695	5,312
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars and shares in thousands, unless otherwise noted)
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
MTS Systems Corporation is a leading global supplier of advanced test systems, motion simulators and precision sensors. Our testing and simulation hardware, software and service solutions help customers accelerate and improve their design, development and manufacturing processes and are used for determining the mechanical behavior of materials, products and structures. Our high-performance sensors provide measurements of vibration, pressure, position, force and sound in a variety of applications to enable automation, enhance precision and safety, and lower our customers' production costs by improving performance and reducing downtime.
COVID-19
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. See Note 20 for further information regarding our risks and uncertainties related to COVID-19.
Fiscal Year
We have a 5-4-4 week, quarterly accounting cycle with our fiscal year ending on the Saturday closest to September 30. Fiscal years 2020, 2019 and 2018 ended October 3, 2020, September 28, 2019 and September 29, 2018, respectively. Fiscal year 2020 included 53 weeks and fiscal years 2019 and 2018 both included 52 weeks.
Consolidation
The Consolidated Financial Statements include the accounts of MTS Systems Corporation and its wholly owned subsidiaries. Significant intercompany account balances and transactions have been eliminated.
Revenue Recognition
We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), followed by related amendments, on September 30, 2018 under the modified retrospective transition method. Our revenue recognition accounting policy and disclosures relative to this guidance are included in Note 3.
Research and Development
Research and development costs associated with new products are charged to operations as incurred. We have also allocated certain resources to capitalized software development activities. Total internal software development costs capitalized during fiscal years 2020 and 2019 were $8,403 and $5,883, respectively.
Foreign Currency
The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and monthly statements of income are translated using average exchange rates applicable to each month, with the resulting adjustments recorded in foreign currency translation gain (loss) adjustments in the Consolidated Statements of Comprehensive Income. Net gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Income. We recorded a net foreign currency transaction loss of $636 in fiscal year 2020, a net foreign currency transaction loss of $200 in fiscal year 2019 and a net foreign currency transaction gain of $104 in fiscal year 2018.
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

We enter into long-term contracts for customized equipment sold to our customers. Under the terms of such contracts, revenue recognized over time may be invoiced upon completion of contractual milestones, shipment to the customer or installation and customer acceptance. Unbilled amounts relating to these contracts are included in unbilled accounts receivable, net in the Consolidated Balance Sheets. Amounts unbilled as of October 3, 2020 are expected to be invoiced during fiscal year 2021.
Inventories
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	2020	2019
Components, assemblies and parts	$117,865	$112,886
Customer projects in various stages of completion	39,156	39,534
Finished goods	17,220	14,779
Total inventories, net	$174,241	$167,199
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
Our capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value is expensed in the period such a determination is made. We capitalized $13,882, $8,295 and $5,167 of software development costs during fiscal years 2020, 2019 and 2018, respectively. Amortization expense for software development costs was $264, $176 and $30 for fiscal years 2020, 2019 and 2018, respectively. See Note 6 for additional information on capitalized software development costs.
Impairment of Long-lived Assets
Long-lived assets or asset groups, including definite-lived intangible assets ("intangible assets") subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value of those assets may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, an asset impairment charge in recognized in earnings in the period such a determination is made. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value based on discounted cash flows.
An impairment charge of $36,471 in amortizing intangible assets was recognized in the fourth quarter of fiscal year 2020 in Test & Simulation. These charges relate to technology and patents, trademarks and trade names, and customer lists that experienced a significant decline in asset value due to an overall decline in market conditions as a result of COVID-19, including significant declines in the flight simulation and entertainment markets. These charges are included in the impairment of assets line of the Consolidated Statements of Income. See Note 6 for additional information on impairment charges recorded.
In performing this assessment, we have made reasonable accounting estimates based on the facts and circumstances that were available as of the measurement date considering the developing situation driven by COVID-19. However, if actual results are not consistent with the estimates and assumptions used in the calculations, we may be exposed to future impairment losses that could be material.

Property and Equipment
Property and equipment are capitalized at cost, including additions, replacements and improvements. Repairs and maintenance are expensed as incurred. Depreciation is recorded over the following estimated useful lives of the asset:

Asset Type	Useful Life
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 10 years
Building and equipment additions are generally depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. See Note 6 for additional information on property and equipment.
Impairment of Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the excess of cost over the fair value of the identifiable net assets of businesses acquired and allocated to our reporting units at the time of acquisition. Goodwill for each reporting unit is tested for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate the carrying value of the reporting unit may not be recoverable.
Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. For fiscal year 2020, we identified five reporting units: Legacy Test, E2M, R&D, PCB and Temposonics.
Prior to completing the quantitative analysis, we have the option to perform a qualitative assessment of goodwill for impairment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying value, including goodwill and other intangible assets. If we conclude the fair value is more likely than not less than the carrying amount, a quantitative analysis is performed. Otherwise, no further testing is needed.
If the quantitative analysis is required or elected, the impairment test is used to compare the calculated fair value of each reporting unit to its carrying value, including goodwill and other intangible assets. We estimate the fair value of a reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow model that requires input of certain estimates and assumptions requiring significant judgment, including projected revenue growth rates, gross profit margins, operating expenses, capital expenditures, working capital requirements, terminal growth rates and discount rates. Revenue growth rates, gross profit margins, operating expenses, capital expenditures and working capital requirements are projected based on each reporting unit's current business, expected developments and operational strategies typically over a five-year period. The discount rates reflect the risk factors associated with the cash flow streams of the reporting unit. The market approach uses a multiple of earnings and revenue based on guidelines for publicly traded companies. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.
For our fiscal year 2020 annual goodwill impairment analysis, performed during the fourth quarter, we elected to bypass the qualitative analysis and performed a quantitative analysis for each of our reporting units given the economic impact from COVID-19 and the sustained decline in our stock price. Based on the analysis, our Legacy Test, E2M and PCB reporting units were determined to have a carrying value in excess of their fair value, resulting in goodwill impairment charges of $22,509, $30,835 and $188,174, respectively. These charges are included in the impairment of assets line of the Consolidated Statements of Income. These impairment charges recorded in fiscal year 2020 were primarily the result of a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets. As of October 3, 2020, our Legacy Test, E2M, R&D, PCB and Temposonics reporting units had goodwill balances of $4,011, $7,056, $37,773, $178,328 and $1,472, respectively. The fair value exceeded carrying value by a significant margin for our Temposonics and R&D reporting units.

In performing this assessment, we have made reasonable accounting estimates and assumptions in determining the fair value of our reporting units based on the facts and circumstances available as of the measurement date considering the developing situation driven by COVID-19. However, if actual results are not consistent with the estimates and assumptions used in the calculations, we may be exposed to future impairment losses that could be material. Events and conditions that could negatively impact the estimated fair value include a sustained further decline in our stock price, inability to realize the anticipated sales growth opportunities, lack of development of new products and a decrease in projected profitability.

In fiscal year 2019, we performed a qualitative analysis of goodwill for each of our reporting units as described above. Based on the analysis, we determined that it was more likely than not that the fair value exceeded the carrying value for all of our reporting units. Therefore, a quantitative analysis was not necessary for any of our reporting units.
See Note 6 for additional information on goodwill.

Intangible assets with indefinite lives are not amortized. These assets are tested for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate the carrying value of the asset may not be recoverable. If a quantitative analysis is deemed necessary, fair value of indefinite-lived intangible assets is determined using a relief from royalty method requiring input of certain estimates and assumptions requiring significant judgment, including the royalty rate, discount rate and projected revenue growth rates.
For our fiscal year 2020 annual indefinite-lived intangible asset impairment analysis, performed during the fourth quarter of fiscal year 2020, we elected to bypass the qualitative analysis and performed a quantitative analysis. Driven by a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price, we recorded an impairment charge of $13,400 to our only indefinite-lived intangible asset included within Sensors. This charge is included in the impairment of assets line of the Consolidated Statements of Income. See Note 6 for additional information on intangible assets.
Other Long-term Assets
Other assets primarily consist of the cash value of security deposits paid on leased property, life insurance policies and debt issuance costs.
Derivative Financial Instruments
Our results of operations could be materially impacted by changes in foreign currency exchange rates, as well as interest rates on our floating-rate indebtedness. In an effort to manage exposure to these risks, we periodically enter into forward and option currency exchange contracts, interest rate swaps and forward interest rate swaps. Since the market value of these hedging contracts is derived from current market rates, they are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality. For derivative instruments executed under master netting arrangements, we have the contractual right to offset fair value amounts recognized for the right to reclaim cash collateral against obligations to return cash collateral. We do not offset fair value amounts recognized on these derivative instruments. As of both October 3, 2020 and September 28, 2019, we did not have any foreign exchange contracts with credit risk related contingent features. See Note 8 for additional information on derivatives and hedging activities.
Income Taxes
We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. See Note 12 for additional information on income taxes.
Stock-based Compensation
We measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. We recognize the cost over the period during which an employee is required to provide services in exchange for the award. Forfeitures of stock-based awards are recognized as they occur.
For purposes of determining estimated fair value of stock-based payment awards, we utilize the Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because our employee stock option awards have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. We continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock-based payment awards. If factors change and we employ different assumptions in future periods, the compensation expense recorded may differ significantly from the stock-based compensation expense recorded in the current period. See Note 10 for additional information on stock-based compensation.
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
Business Acquisitions
Our acquisition accounting policy and disclosures are included in Note 18.

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
We will adopt the new credit losses standard for our fiscal year 2021 under the modified retrospective approach. As a result, we will not adjust our comparative period financial information for periods before the effective date. We continue to make progress with preparation for the adoption and implementation of the new credit loss standard, including changes to estimate calculations and assessment of the impact to our control environment. The impact on our financial condition, results of operations and disclosures is being evaluated but is not expected to be significant.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2021. Certain disclosures in the new guidance are to be applied using a retrospective approach while other disclosures are to be applied using a prospective approach. Early adoption is permitted. We will adopt the new standard for our fiscal year 2021 with disclosure changes implemented as part of the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2021. The impact to our disclosures is being evaluated but is not expected to be significant.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates, amends and adds disclosure requirements for defined benefit pension and other postretirement plans. The standard is required to be adopted for annual periods ending after December 15, 2020, which is our fiscal year 2021. The new guidance is to be applied using a retrospective approach with early adoption permitted. We will adopt the new standard under a retrospective approach for our fiscal year 2021 with disclosure changes implemented as part of the filing of our Annual Report on the Form 10-K for fiscal year 2021. The impact to our disclosures is being evaluated but is not expected to be significant.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to Topic 740's general principles, improves consistent application and simplifies its application. The standard is required to be adopted for annual periods ending after December 15, 2020, which is our fiscal year 2021. We will adopt the new standard for our fiscal year 2021 with disclosure changes implemented as part of the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2021. The impact to our disclosures is being evaluated but is not expected to be significant.

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
Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by related amendments (collectively, "the new lease standard"), which requires lessees to recognize most leases on the balance sheet for the rights and obligations created by those leases. We adopted the new lease standard on September 29, 2019 under the modified retrospective transition method and the optional transition method. As a result, we did not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. We elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, we did not elect to apply the hindsight practical expedient. See Note 4 for our new lease accounting policy and disclosures related to the new lease standard.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Many of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. In situations when our contract includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For contracts with multiple performance obligations, we allocate the contract's transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
We do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Revenue is recorded net of taxes collected from customers, and taxes collected are recorded as current liabilities until remitted to the relevant government authority. Shipping and handling costs associated with outbound freight after control of a product has transferred are accounted for as a fulfillment cost under the practical expedient and are included in cost of sales in the Consolidated Statements of Income.
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
Test & Simulation revenue is recognized either over time as work progresses or point-in-time, depending on contract-specific terms and the pattern of transfer of control of the product or service to the customer. Revenue from services is recognized in the period the service is performed. Revenue is recognized over time when: (i) control is transferred to the customer over time as work progresses; or (ii) contract terms evidence customer control of the work in process or an enforceable right to payment with no alternative use. Revenue, including an estimate of profit, is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include materials, component parts, labor and overhead costs.
Revenue is recognized point-in-time when either: (i) control is transferred to the customer at a point-in-time when obligations under the terms of the contract are satisfied; or (ii) contract terms do not evidence customer control of the work in process or an enforceable right to payment with no alternative uses. Satisfaction of performance obligations under the terms of the contract occurs either upon product shipment (as evidenced by delivery or shipment terms), completion of equipment installation and commissioning, or customer acceptance.
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
Our Sensors contracts generally have performance obligations which are satisfied at a point in time. The performance obligation is a stand-alone sensor product, accessory, service or software license. Sensors contracts are generally fixed-price purchase order fulfillment contracts, and the transaction price is in the contract. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon product shipment (as evidenced by shipment or delivery terms) or with the performance of the service. Certain contracts are measured using the as invoiced practical expedient as we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date.
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

	2020				2019
	Test & Simulation	Sensors	Intersegment	Total	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$398,324	$328,944	$(1,240)	$726,028	$455,715	$327,663	$(1,366)	$782,012
Service	92,310	10,279	(31)	102,558	103,193	7,313	—	110,506
Total revenue	$490,634	$339,223	$(1,271)	$828,586	$558,908	$334,976	$(1,366)	$892,518

Timing of recognition
Point-in-time	$231,738	$303,420	$(1,271)	$533,887	$356,907	$313,355	$(1,366)	$668,896
Over time	258,896	35,803	—	294,699	202,001	21,621	—	223,622
Total revenue	$490,634	$339,223	$(1,271)	$828,586	$558,908	$334,976	$(1,366)	$892,518

Geographic market
Americas	$144,565	$180,332	$(1,271)	$323,626	$179,421	$168,483	$(1,366)	$346,538
Europe	145,758	90,670	—	236,428	120,164	104,818	—	224,982
Asia	200,311	68,221	—	268,532	259,323	61,675	—	320,998
Total revenue	$490,634	$339,223	$(1,271)	$828,586	$558,908	$334,976	$(1,366)	$892,518
Contract Assets and Liabilities
Contract assets and contract liabilities are as follows:

	2020	2019
Contract assets	$84,685	$80,331
Contract liabilities	90,354	81,045
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

Significant changes in contract assets and contract liabilities are as follows:

Contract Assets
Balance, September 28, 2019	$80,331
Changes in estimated stage of completion	128,917
Transfers to accounts receivable, net	(131,957)
Acquisitions [1]	6,107
Other	1,287
Balance, October 3, 2020	$84,685

Contract Liabilities
Balance, September 28, 2019	$81,045
Revenue recognized included in balance at beginning of period	(55,149)
Increases due to payments received, excluding amounts recognized as revenue during period	61,641
Acquisitions [1]	3,182
Other	(365)
Balance, October 3, 2020	$90,354
1    See Note 18 for additional information regarding acquisitions.
Remaining Performance Obligations
As of October 3, 2020, we had approximately $209,294 allocated to remaining performance obligations on contracts with an original expected duration of one year or more which are primarily related to Test & Simulation. As of October 3, 2020, we expect to recognize approximately 46% of these remaining performance obligations as revenue within one year, an additional 32% within two years and the balance thereafter. We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Contract Estimates
For contracts recognized over time, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over time as work progresses. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and internal and subcontractor performance.
Pricing is established at the time of sale with our customers, and we record sales at the agreed-upon selling price. The terms of a contract or the historical business practice can give rise to variable consideration due to but not limited to volume discounts, penalties and early payment discounts. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. In general, variable consideration in our contracts relates to the entire contract. As a result, the variable consideration is allocated proportionately to all performance obligations. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception. There are no significant instances where variable consideration is constrained and not recorded at the initial time of sale.
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
Warranties and Returns
Both Test & Simulation and Sensors provide a manufacturer's warranty on our products and systems which is included in customer contracts. At the time a sale is recognized, we record estimated future warranty costs. See Note 5 for further discussion of our product warranty liabilities. We also offer separately-priced extended warranties or service-type contracts on certain products for which revenue is recognized over the contractual period or as services are rendered.
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

Pre-contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., pre-contract costs) when costs are considered recoverable. Capitalized pre-contract costs, consisting primarily of Test & Simulation sales commissions, are amortized as the related revenue is recognized. We recognized total capitalized pre-contract costs of $3,581 and $4,297 in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019, respectively. We incurred pre-contract expense of $5,302 and $9,003 in the Consolidated Statements of Income during fiscal years 2020 and 2019, respectively.
NOTE 4          LEASES
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

Total rent expense was $9,786 for fiscal year 2020, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial. Total rent expense was $9,055 and $7,924 for fiscal years 2019 and 2018, respectively.
Supplemental balance sheet information related to leases is as follows:

	Classification	October 3, 2020	September 29, 2019
Assets
Operating leases	Other long-term assets	$18,522	$20,356
Finance leases	Other long-term assets [1]	956	1,436
Total leased assets		$19,478	$21,792

Liabilities
Current
Operating leases	Other accrued liabilities	$7,014	$7,447
Finance leases	Other accrued liabilities [2]	445	570
Non-current
Operating leases	Other long-term liabilities	11,508	12,909
Finance leases	Other long-term liabilities [2]	511	866
Total lease liabilities		$19,478	$21,792
1    Assets held under capital leases were reclassified from property and equipment, net to other long-term assets as part of the adoption of the new lease standard.
2    Finance lease obligations were reclassified from long-term debt, less current maturities, net to other accrued liabilities and other long-term liabilities as part of the adoption of the new lease standard.
Supplemental cash flow information related to leases is as follows:

2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,664
Operating cash flows from finance leases	49
Financing cash flows from finance leases	547

Operating leased assets obtained in exchange for new lease liabilities	$3,425
The weighted average remaining lease terms and weighted average discount rates are as follows:

2020
Weighted average remaining lease term
Operating leases	4.7 years
Finance leases	2.4 years
Weighted average discount rate
Operating leases	3.2%
Finance leases	3.7%

Future lease payments under non-cancelable leases for the next five years and thereafter are as follows:

	2020
	Operating Leases	Finance Leases
2022	7,490	484
2023	4,392	311
2024	3,131	119
2025	2,182	57
2026	892	—
Thereafter	1,987	—
Total lease payments	20,074	971
Less imputed interest	(1,552)	(15)
Total reported lease liability	$18,522	$956
As of October 3, 2020, we have no material additional operating or finance leases that have not yet commenced.
Future minimum lease commitments under non-cancelable leases for the next five fiscal years and thereafter were as follows:

	2019
Fiscal Year	Operating Leases	Capital Leases
2020	$7,149	$570
2021	5,291	588
2022	3,124	278
2023	1,602	—
2024	1,085	—
Thereafter	1,789	—
Total	$20,040	$1,436
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
Changes to accrued warranty costs are as follows:

	2020	2019
Beginning accrued warranty costs	$3,541	$5,418
Warranty claims	(4,948)	(4,331)
Warranty provisions	7,349	2,485
Adjustments to preexisting warranties	—	(15)
Currency translation	32	(16)
Ending accrued warranty costs	$5,974	$3,541

NOTE 6     CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	2020	2019
Land and improvements	$3,963	$3,949
Buildings and improvements	75,689	64,140
Machinery and equipment	228,155	224,684
Assets held under capital leases [1]	—	2,796
Total property and equipment	307,807	295,569
Less: Accumulated depreciation	(212,697)	(194,486)
Total property and equipment, net	$95,110	$101,083
1    Assets held under capital leases were reclassified from property and equipment, net to other long-term assets as part of the adoption of the new lease standard. See Note 4 for additional information regarding leases.
Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test & Simulation	Sensors	Total
Balance, September 29, 2018	$24,631	$344,644	$369,275
Acquisitions [2]	39,181	23,292	62,473
Currency translation gain (loss)	(2,659)	(50)	(2,709)
Balance, September 28, 2019	$61,153	$367,886	$429,039
Acquisitions [2]	35,887	—	35,887
Impairment [3]	(53,344)	(188,174)	(241,518)
Currency translation gain (loss)	5,144	88	5,232
Balance, October 3, 2020	$48,840	$179,800	$228,640
2     See Note 18 for additional information regarding acquisitions.
3     See Note 1 for additional information on our goodwill impairment analysis.
Intangible Assets
Intangible assets are as follows:

	October 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [4]	$53,171	$(16,299)	$36,872	6.9
Technology and patents [5]	58,575	(19,033)	39,542	14.7
Trademarks and trade names [5]	24,688	(4,752)	19,936	17.6
Customer lists [5]	196,251	(45,079)	151,172	15.7
Land-use rights	2,345	(1,223)	1,122	26.1
Other [5]	5,070	(2,719)	2,351	1.7
Trade names [5]	44,100	—	44,100	Indefinite
Total intangible assets	$384,200	$(89,105)	$295,095	14.1

	September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs	$39,546	$(16,035)	$23,511	6.2
Technology and patents	63,015	(15,739)	47,276	14.9
Trademarks and trade names	20,186	(3,808)	16,378	18.4
Customer lists	192,488	(34,735)	157,753	15.6
Land-use rights	2,303	(968)	1,335	25.7
Other	3,606	(774)	2,832	4.0
Trade names	57,500	—	57,500	Indefinite
Total intangible assets	$378,644	$(72,059)	$306,585	14.4
4 The gross carrying amount of software development costs as of October 3, 2020 and September 28, 2019 includes $35,466 and $21,840, respectively, of software not yet available for general release to the public.
5    In fiscal year 2020, the net carrying values of these intangible assets are net of impairment charges as follows:

Impairment charges
Technology and patents	$9,674
Trademarks and trade names	4,470
Customer lists	20,591
Other	1,736
Trade names	13,400
Total	$49,871
See Note 1 for additional information on impairment of long-lived assets and indefinite-lived asset.
Amortization expense recognized related to finite-lived intangible assets is as follows:

	2020	2019	2018
Amortization expense	$22,844	$17,361	$13,831
Estimated future amortization expense related to finite-lived intangible assets is as follows:

Fiscal Year	Amortization Expense
2021	$21,977
2022	21,474
2023	21,372
2024	21,134
2025	20,947
Thereafter	144,091
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
NOTE 7     FAIR VALUE MEASUREMENTS
In determining the fair value of financial assets and liabilities, we currently utilize market data or other assumptions that we believe market participants would use in pricing the asset or liability in the principal or most advantageous market and adjust for non-performance and/or other risk associated with the company as well as counterparties, as appropriate. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•Level 1: Unadjusted quoted prices which are available in active markets for identical assets or liabilities accessible to us at the measurement date.
•Level 2: Inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
The hierarchy gives the highest priority to Level 1, as this level provides the most reliable measure of fair value, while giving the lowest priority to Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities subject to fair value measurements on a recurring basis are as follows:

	October 3, 2020
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$54	$—	$54
Total assets	—	54	—	54

Liabilities
Currency contracts [1]	—	532	—	532
Cross currency swaps [1]	—	4,165	—	4,165
Contingent consideration [2]	—	—	26,497	26,497
Total liabilities	$—	$4,697	$26,497	$31,194

	September 28, 2019
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$907	$—	$907
Total assets	—	907	—	907

Liabilities
Currency contracts [1]	—	251	—	251
Total liabilities	$—	$251	$—	$251
1    Based on observable market transactions of spot currency rates, forward currency rates on equivalently-termed instruments and interest rate curves, as applicable. Carrying amounts of the financial assets and liabilities are equal to the fair value. See Note 8 for additional information on derivative financial instruments.
2    Based on a discounted cash flow analysis that included revenue estimates, probability of financial performance achievement and a discount rate. Carrying amounts of the financial assets and liabilities are equal to the fair value. See Note 18 for additional information on business acquisitions.

Included in Level 3 fair value measurements as of October 3, 2020 was a current contingent consideration liability related to achievement of revenue and value-creating milestones associated with the acquisition of R&D entities described in Note 18. Changes to the contingent consideration are as follows:

Balance, September 28, 2019	$—
Additions	16,903
Fair value adjustments [3]	8,092
Interest accretion	499
Foreign currency translation	1,003
Balance, October 3, 2020	$26,497
3    Changes in the fair value of the contingent consideration liability are recognized in general and administrative expense in the Consolidated Statements of Income in the period in which the fair value adjustment was determined.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain financial instruments at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets and other long-lived assets acquired either as part of a business acquisition, individually or with a group of other assets, as well as property and equipment and right-of-use lease assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units are estimated using an income approach involving discounted cash flow models that contain certain Level 3 inputs requiring significant management judgment, including projections of economic conditions, customer demand and changes in competition, revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Fair value measurements of the reporting units associated with our goodwill balances and our indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed. Fair value measurements associated with our intangible assets, other long-lived assets, property and equipment and right-of-use lease assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying value may not be recoverable.

During the fourth quarter of fiscal year 2020, goodwill impairment charges in the amount of $22,509, $30,835 and $188,174 were recorded in our Legacy Test, E2M and PCB reporting units, respectively. No impairment charges were recorded in our Temposonics or R&D reporting units. We also recorded an impairment charge of $13,400 in the fourth quarter of fiscal year 2020 to our only indefinite-lived intangible asset in Sensors. Additionally, an impairment charge of $36,471 in amortizing intangible assets was recognized in the fourth quarter of fiscal year 2020 in Test & Simulation. These impairment charges were driven by a significant decline in asset value due to an overall decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets. See Note 1 and Note 6 for additional information on goodwill, indefinite-lived intangible asset, other long-lived assets, property and equipment and impairment testing. See Note 4 for additional information on right-of-use lease assets.

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
Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair values of our debt are as follows:

	October 3, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Tranche B term loan [4]	$169,095	$169,940	$—	$169,940	$—
Senior unsecured notes [4]	350,000	346,500	—	346,500	—
Total debt	$519,095	$516,440	$—	$516,440	$—

	September 28, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Tranche B term loan [4]	$173,695	$174,563	$—	$174,563	$—
Senior unsecured notes [4]	350,000	366,625	—	366,625	—
Total debt	$523,695	$541,188	$—	$541,188	$—
4    The fair value of the tranche B term loan and senior unsecured notes is based on the most recently quoted market price for the outstanding debt instrument, adjusted for any known significant deviations in value. The estimated fair value of the debt obligation is not necessarily indicative of the amount that would be realized in a current market exchange. See Note 9 for additional information on financing arrangements.
NOTE 8     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our currency exchange contracts are designated as cash flow hedges and qualify as hedging instruments. We also have derivatives that are not designated as cash flow hedges and, therefore, are accounted for and reported under foreign currency guidance. Regardless of designation for accounting purposes, all of our derivative instruments are hedges of transactional risk exposures. The fair value of our outstanding designated and undesignated derivative assets and liabilities are reported in the Consolidated Balance Sheets as follows:

	October 3, 2020
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$54	$489
Cross currency swap	—	4,165
Total designated hedge derivatives	54	4,654
Undesignated hedge derivatives
Balance sheet derivatives	—	43
Total hedge derivatives	$54	$4,697

	September 28, 2019
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$907	$133
Total designated hedge derivatives	907	133
Undesignated hedge derivatives
Balance sheet derivatives	—	118
Total hedge derivatives	$907	$251

A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets is as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount
October 3, 2020
Assets	$54	$—	$54	$(54)	$—	$—
Liabilities	4,654	—	4,654	(54)	—	4,600

September 28, 2019
Assets	$907	$—	$907	$(133)	$—	$774
Liabilities	133	—	133	(133)	—	—
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
As of October 3, 2020 and September 28, 2019, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $24,983 and $43,033, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $23,874 and $38,177 at October 3, 2020 and September 28, 2019, respectively. As of October 3, 2020, the net market value of the foreign currency exchange contracts was a net liability of $435, consisting of $54 in assets and $489 in liabilities. As of September 28, 2019, the net market value of the foreign currency exchange contracts was a net asset of $774, consisting of $907 in assets and $133 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	2020	2019
Beginning unrealized net gain (loss) in AOCI	$566	$672
Net (gain) loss reclassified into revenue	54	(1,026)
Net gain (loss) recognized in OCI	(955)	920
Ending unrealized net gain (loss) in AOCI	$(335)	$566
As of October 3, 2020, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $335. The maximum remaining maturity of any forward or optional contracts as of October 3, 2020 was 0.9 years.
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
The pretax amounts recognized in AOCI on interest rate swaps, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	2020	2019
Beginning unrealized net gain (loss) in AOCI	$1,079	$7,411
Net (gain) loss reclassified into interest expense	(886)	(2,689)
Net gain (loss) recognized in OCI	—	(3,643)
Ending unrealized net gain (loss) in AOCI	$193	$1,079
As of October 3, 2020, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net gain of $193.
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
As of October 3, 2020 and September 28, 2019, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $61,984 and $60,827, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at October 3, 2020 and September 28, 2019 was $10,644 and $118, respectively. As of October 3, 2020 and September 28, 2019, the net market value of the foreign exchange balance sheet derivative contracts was a net liability of $43 and $118, respectively.
The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	2020	2019	2018
Net gain (loss) recognized in other income (expense), net	$(583)	$365	$316
Net Investment Hedge
We have net investments in foreign subsidiaries that are subject to changes in foreign currency exchange rates. In the second quarter of fiscal year 2020, we entered into a cross-currency swap with a gross notional U.S. dollar equivalent amount of $100,485 as a net investment hedge for a portion of our net investments in our Euro denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses in the underlying foreign currency exposure and included in AOCI in our Consolidated Balance Sheets. As of October 3, 2020, the deferred foreign currency activity associated with the net investment hedge was not considered material.

NOTE 9     FINANCING
Long-term debt consists of the following:

	2020	2019
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$169,095	$173,695
Revolving credit facility, non-current portion, expiring July 5, 2023	58,576	—
Senior unsecured notes, 5.75% coupon, maturing August 15, 2027	350,000	350,000
Capital lease obligations [1]	—	1,436
Total long-term debt	$577,671	$525,131
Less: Unamortized underwriting discounts, commissions and other expenses	(8,341)	(10,313)
Less: Current maturities of tranche B term loan debt [2,3]	(4,600)	(29,600)
Less: Current maturities of revolving credit facility	(23,000)	—
Less: Current maturities of capital lease obligations [1,2]	—	(570)
Total long-term debt, less current maturities, net	$541,730	$484,648
1    Capital lease obligations were reclassified from long-term debt, less current maturities, net and current maturities of long-term debt, net to other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as part of the adoption of the new lease standard in the first quarter of fiscal year 2020. See Note 4 for additional information on leases.
2    In addition to the current maturities above, current maturities of long-term debt, net on the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $1,757 and $2,201 as of October 3, 2020 and September 28, 2019, respectively.
3    As of October 3, 2020 and September 28, 2019, current maturities of tranche B term loan consist of the 1% annual payment and calculated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.
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
In the first quarter of fiscal year 2020, we entered into a fourth amendment to the Credit Agreement to increase the borrowing capacity on the Revolving Credit Facility from $150,000 to $200,000 and extend the expiration date of the Revolving Credit Facility from July 5, 2022 to July 5, 2023. The amendment also reduced letter of credit commitments from $60,000 to $50,000. Additionally, the required performance levels under certain financial covenants were modified. During fiscal year 2020, we incurred debt financing costs of $577 as a result of this amendment which were capitalized in prepaid and other current assets and other long-term assets in the Consolidated Balance Sheets.
In the fourth quarter of fiscal year 2020, we entered into a fifth amendment to the Credit Agreement, which governs the Term Facility and Revolving Credit Facility, to increase the maximum leverage ratio to 6.0x through March 31, 2021 with step downs thereafter. In addition, we amended the interest coverage ratio to maintain 3.0x through March 31, 2021 with subsequent revisions thereafter. This amendment was completed to maximize flexibility and available liquidity under our current capital structure in the event we would need to access additional funds. As of October 3, 2020 and September 28, 2019, we were in compliance with these financial covenants.
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowings (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowings (Eurocurrency Term Loans and Eurocurrency Revolving Loans), each as defined in the Credit Agreement. ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the

Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans is not less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of October 3, 2020, the Applicable Rate for ABR Term Loans was 2.25% per annum.
Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loans is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans is not less than 0.75% per annum. Based on our leverage ratio as of October 3, 2020, the Applicable Rate for Eurocurrency Revolving Loans was 3.25%. As of October 3, 2020, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR rate of 0.75%. The weighted average interest rate on the Term Facility debt during fiscal year 2020 was 4.53%.
As of October 3, 2020, there was $75,576 of outstanding borrowings under the Revolving Credit Facility which is included in short-term borrowings and long-term debt, less current maturities, net in the Consolidated Balance Sheets. As of September 28, 2019, there were no outstanding borrowings under the Revolving Credit Facility. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $27,895 and $21,173 as of October 3, 2020 and September 28, 2019, respectively, leaving approximately $96,529 and $128,827, respectively, of unused borrowing capacity. In October 2020, subsequent to year-end, we paid an additional $7,000 on our outstanding Revolving Credit Facility. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.20% and 0.45% based on our leverage ratio. For fiscal years 2020 and 2019, commitment fees incurred totaled $341 and $281, respectively. The weighted average interest rate on the Revolving Credit Facility outstanding balance during fiscal year 2020 was 4.09%.
The Credit Agreement governing the Term Facility requires us to prepay outstanding term loans, subject to certain exceptions, depending on the leverage ratio with (a) up to 50% of the annual Excess Cash Flow (as defined in the Credit Agreement) and (b) 100% of the net cash proceeds of (i) certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and (ii) any incurrence or issuance of certain debt, other than debt permitted under the Credit Agreement. We may voluntarily prepay outstanding loans under the Term Facility at any time without premium or penalty. All obligations under the Term Facility are unconditionally guaranteed by certain of our existing wholly-owned domestic subsidiaries, and are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiary guarantors.
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
Senior Unsecured Notes
In the fourth quarter of fiscal year 2019, we issued $350,000 in aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the Notes). The Notes were issued pursuant to an Indenture dated as of July 16, 2019 among us, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (the Indenture). The Notes will mature on August 15, 2027. Interest accrues at the rate of 5.750% per annum and is payable semi-annually on each February 15 and August 15. We used the net proceeds after discounts and expenses of $343,352 from the offering to repay all outstanding debt under the Revolving Credit Facility, to repay a portion of the Term Facility and for general corporate purposes.
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

Fiscal Year	Future Maturities [4]
2021	$27,600
2022	4,600
2023	195,471
2024	—
2025	—
Thereafter	350,000
4    Fiscal year 2021 includes the 1% annual payment on the Term Facility. No Excess Cash Flow prepayment is required under the provisions of the Credit Agreement for the Term Facility. Fiscal years 2022 and thereafter exclude any Excess Cash Flow prepayments which may be required under the provisions of the Credit Agreement for the Term Facility based on fiscal year 2021 and subsequent fiscal year results because the amount of future prepayments, if any, is not reasonably estimable as of October 3, 2020.
Letters of Credit and Guarantees
As of October 3, 2020, we had outstanding letters of credit and guarantees totaling $30,114 and $39,629, respectively, primarily to advance payments and performance guarantees related to customer contracts in Test & Simulation.
NOTE 10     STOCK-BASED COMPENSATION
We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. The 2017 Plan provides stock incentive awards in the form of stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance stock units and other awards. In fiscal year 2017, our shareholders approved the 2017 Plan and authorized 1,500 shares for issuance. During the second quarter of fiscal year 2020, we registered an additional 500 shares of common stock for issuance under the 2017 Plan. As of October 3, 2020, a total of 1,010 shares were available for issuance under the 2017 Plan. Shares will be available for issuance under the 2017 Plan until June 6, 2027.
We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2020, 2019 and 2018, the annual stock grant occurred in December 2019, December 2018 and April 2018.

Stock-based Compensation Expense
Stock-based compensation expense recognized in the Consolidated Statements of Income is as follows:

	2020	2019	2018
Stock-based compensation expense by type of award
Employee stock options	$1,760	$2,415	$1,849
Employee stock purchase plan	438	321	283
Restricted stock units and performance restricted stock units	5,018	6,694	5,112
Amounts capitalized as inventory	(2,619)	(2,875)	(1,799)
Amounts recognized in income for amounts previously capitalized as inventory	2,553	2,842	1,838
Total stock-based compensation included in income from operations	7,150	9,397	7,283
Income tax benefit on stock-based compensation	(1,397)	(1,978)	(1,763)
Net stock-based compensation expense included in net income	$5,753	$7,419	$5,520
As of October 3, 2020, there was $1,332 of total unrecognized expense related to non-vested awards of stock options which is expected to be recognized over a weighted average period of approximately 1.0 year. As of October 3, 2020, there was $5,939 of total unrecognized expense related to non-vested awards of restricted stock units and performance restricted stock units which is expected to be recognized over a weighted average period of approximately 1.0 year.
Stock Options
Stock options are granted at an exercise price equal to the closing market price of our stock on the date of grant. Generally, stock options vest proportionally on the first three anniversaries of the grant date and expire, depending on the date of grant, five or seven years from the grant date.
The fair value of stock options granted is estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model based on the exercise price and assumptions regarding the expected grant life, stock price volatility, dividends and risk-free interest rates. Each vesting period of an option award is valued separately and recognized evenly over the respective vesting period. The weighted average per share fair value of stock options granted during fiscal years 2020, 2019 and 2018 was $9.24, $9.91 and $11.10, respectively.
The weighted average assumptions used to determine fair value of stock options granted are as follows:

	2020	2019	2018
Expected life (in years)	4.1	3.7	4.0
Risk-free interest rate	1.6%	2.8%	2.6%
Expected volatility	30.1%	29.2%	29.4%
Dividend yield	2.6%	2.5%	2.3%
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
Stock option activity is as follows:

	2020		2019		2018
	Shares	WAEP[1]	Shares	WAEP[1]	Shares	WAEP[1]
Options outstanding at beginning of year	980	$55.11	881	$56.57	766	$57.86
Granted	278	$46.14	231	$48.58	245	$52.30
Exercised	(1)	$46.25	(47)	$48.04	(19)	$47.26
Forfeited or expired	(402)	$48.11	(85)	$56.47	(111)	$57.64
Options outstanding at end of year	855	$52.06	980	$55.11	881	$56.57
Options eligible for exercise at year end	493	$55.45	565	$59.37	443	$61.61
1    Weighted Average Exercise Price

Options outstanding as of October 3, 2020 had a weighted average remaining contractual term of 4.0 years and an aggregate intrinsic value of $0. Options eligible for exercise as of October 3, 2020 had a weighted average remaining contractual term of 2.8 years and an aggregate intrinsic value of $0.
The total intrinsic value of stock options exercised during fiscal years 2020, 2019 and 2018 was $12, $459 and $121, respectively.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to non-employee directors. The restricted stock units vest one year from the date of the grant, provided such director continues to serve on the Board of Directors. Directors are entitled to cash dividend equivalents on restricted stock units, but they do not have voting rights on the unvested shares until they become owners of the shares, unless otherwise approved by the Compensation and Leadership Development Committee of the Board of Directors. Restricted stock units are valued based on the market value of the shares as of the date of grant with the value allocated to expense evenly over the restricted period.
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
We award performance restricted stock units to key employees. Performance restricted stock units vest based on attainment of average return on invested capital performance targets over a three year performance period. Participants awarded performance restricted stock units are not entitled to cash dividends or voting rights on unvested units. Performance restricted stock units are valued based on the market value of our shares as of the date of grant with the value recognized as an expense over the performance period. The value of the performance restricted stock units is finalized at the end of the performance period once the performance criteria has been met.
Restricted stock unit and performance restricted stock unit activity are as follows:

	2020		2019		2018
	Shares	WAGDFV[2]	Shares	WAGDFV[2]	Shares	WAGDFV[2]
Outstanding at beginning of year	326	$47.88	267	$48.99	223	$49.95
Granted	219	$39.80	189	$47.41	140	$49.67
Vested and released	(123)	$47.68	(97)	$50.12	(75)	$52.45
Forfeited	(109)	$46.15	(33)	$47.44	(21)	$48.96
Outstanding at end of year	313	$43.01	326	$47.88	267	$48.99
2     Weighted Average Grant Date Fair Value per share
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
In fiscal year 2011, our shareholders approved the 2012 ESPP that was effective beginning January 1, 2012. As of October 3, 2020, a total of 530 shares were available for issuance under the 2012 ESPP. Shares will be available for issuance under the 2012 ESPP until December 31, 2021.
In fiscal years 2020, 2019 and 2018, purchases under the 2012 ESPP were 52, 34 and 24 shares, respectively, with weighted average prices per share of $22.17, $34.11 and $44.39, respectively.
NOTE 11     EMPLOYEE BENEFIT PLANS
Retirement Savings Plan
We sponsor a defined contribution retirement savings plan for certain U.S. employees subject to the provisions of the Employee Retirement Income Security Act. These employees may contribute a portion of their eligible compensation to the plan on a pre-tax or after-tax basis. We match a portion of certain eligible employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us is determined by plan provisions for matching contributions, as well as at our discretion. Matching contributions were 75% of eligible compensation for fiscal years 2020, 2019 and 2018, up to a maximum of 6% of compensation subject to Internal Revenue Service (IRS) limitations. Employer matching and discretionary contributions were $4,921, $5,370 and $5,394 for fiscal years 2020, 2019 and 2018, respectively.
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
The portion of the pre-tax amount in AOCI as of September 28, 2019 that was recognized in earnings during fiscal year 2020 was $1,226. The portion of the pretax amount in AOCI as of October 3, 2020 that is expected to be recognized as a component of net periodic retirement cost during fiscal year 2021 is $1,093. The actuarial gain/(loss) in fiscal year 2020 of $2,993 was primarily a result of the change in the discount rate from 0.72% in fiscal year 2019 to 0.97% in fiscal year 2020.
Changes in benefit obligations and plan assets are as follows:

	2020	2019
Change in benefit obligation
Projected benefit obligation, beginning of year	$40,918	$33,909
Service cost	1,676	1,271
Interest cost	299	612
Actuarial (gain) loss	(2,993)	8,304
Currency translation	3,119	(2,419)
Special termination benefits	137	—
Curtailments	(686)	—
Benefits paid	(800)	(759)
Projected benefit obligation, end of year	$41,670	$40,918
Change in plan assets
Fair value of plan assets, beginning of year	$23,481	$23,871
Actual return on plan assets	(805)	1,144
Employer contributions	800	759
Currency translation	1,827	(1,534)
Benefits paid	(800)	(759)
Fair value of plan assets, end of year	$24,503	$23,481

The funded status of the defined benefit pension plan and amounts included in our Consolidated Balance Sheets are as follows:

	2020	2019
Funded status
Funded status, end of year	$(17,167)	$(17,437)
Actuarial net loss in AOCI, pre-tax	14,945	16,546
Net amount recognized	$(2,222)	$(891)
Included in Consolidated Balance Sheets
Accrued payroll and related costs	$(1,047)	$(853)
Defined benefit pension plan obligation	(15,982)	(16,585)
Other long-term liabilities	(137)	—
Deferred income taxes	4,524	5,008
AOCI, net of tax	10,420	11,539
Net amount recognized	$(2,222)	$(891)
The weighted average assumptions used to determine the defined benefit pension plan obligation as of October 3, 2020 and September 28, 2019 in the Consolidated Balance Sheets and the net periodic benefit cost for fiscal year 2021 are as follows:

	2020	2019
Discount rate	0.97%	0.72%
Expected rate of return on plan assets	5.30%	5.50%
Expected rate of increase in future compensation levels	3.00%	3.00%
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
As of both October 3, 2020 and September 28, 2019, plan assets were invested in a single mutual fund, the underlying assets of which were allocated to fixed income and cash and cash equivalents categories as shown in the table below. Any decisions to change the asset allocation are made by the plan fiduciaries. The investment in equity and fixed income securities has a long-term targeted allocation of assets of 50% equity and 50% fixed income.
The actual defined benefit pension plan asset allocations within the balanced mutual fund are as follows:

	Percentage of Plan Assets
	2020	2019
Fixed income securities[1]	85.0%	77.8%
Cash and cash equivalents[2]	15.0%	22.2%
Total	100.0%	100.0%
1    Fixed income securities are comprised primarily of international government agency and international corporate bonds with investment grade ratings.
2     Cash and cash equivalents include deposit accounts holding cash in Euros and other currencies and term deposits primarily held as collateral for equity futures. The market values of the equity and futures are linked to the values of equity indices of developed country markets, including the U.S., Great Britain, Europe, Canada, Switzerland and Japan.

The fair value of the defined benefit pension plan assets, which are subject to fair value measurement as described in Note 7, are as follows:

	October 3, 2020
	Level 1	Level 2	Level 3	Total
Mutual fund[3]	$—	$24,503	$—	$24,503

	September 28, 2019
	Level 1	Level 2	Level 3	Total
Mutual fund[3]	$—	$23,481	$—	$23,481
3    The fair value of the mutual fund is valued based on closing prices from national exchanges, if the underlying securities are traded on an active market, or fixed income pricing models that use observable market inputs.
Net periodic benefit cost for the defined benefit pension plan includes the following components:

	2020	2019	2018
Service cost	$1,676	$1,271	$1,282
Interest cost	299	612	640
Expected return on plan assets	(1,325)	(1,271)	(1,270)
Net amortization and deferral	1,226	542	526
Net periodic benefit cost	$1,876	$1,154	$1,178
The accumulated benefit obligation of our defined benefit pension plan as of October 3, 2020 and September 28, 2019 was $38,876 and $37,182, respectively.
Future pension benefit payments, which reflect expected future service for the next five fiscal years and the combined five fiscal years thereafter, are as follows:

Fiscal Year	Pension Benefit Payments
2021	$1,048
2022	1,118
2023	1,144
2024	1,168
2025	1,217
2026 through 2028	7,034
Total	$12,729
Other Retirement Plans
Certain of our international subsidiaries have non-contributory, unfunded post-retirement benefit plans that provide retirement benefits for eligible employees and managing directors. Generally, these post-retirement plans provide benefits that accumulate based on years of service and compensation levels. As of October 3, 2020 and September 28, 2019, the aggregate liabilities associated with these post-retirement benefit plans were $3,695 and $3,412, respectively.
NOTE 12     INCOME TAXES
The components of income (loss) before income taxes are as follows:

	2020	2019	2018
Domestic	$(198,607)	$17,474	$6,139
Foreign	(85,099)	31,139	38,084
Total income (loss) before income taxes	$(283,706)	$48,613	$44,223

The income tax provision (benefit) is as follows:

	2020	2019	2018
Current
Federal	$391	$2,392	$1,613
State	593	1,171	565
Foreign	3,689	11,638	10,331
Deferred	(16,328)	(9,655)	(29,614)
Income tax provision (benefit)	$(11,655)	$5,546	$(17,105)
A reconciliation from the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2020 [1]	2019	2018
U.S. federal statutory income tax rate	21%	21%	25%
Impact from foreign operations	(1)	10	3
State income taxes, net of federal benefit	—	1	—
Research and development tax credits	1	(15)	(10)
Domestic production activities deduction / foreign derived intangible income	1	(5)	(2)
Impact of U.S. Tax Act	—	(2)	(57)
Nondeductible stock option expense and other permanent items	—	1	2
Impairment	(18)	—	—
Effective income tax rate	4%	11%	(39)%
1    The fiscal year 2020 effective income tax rate was 4.1%, which includes the impact of the impairment of assets recorded in the fourth quarter of fiscal year 2020 that are non-deductible for tax purposes. Excluding the impact of the impairment of assets, the fiscal year 2020 effective income tax rate would have been a benefit of 14.3%.
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

The fiscal year 2020 effective tax rate was 4.1% primarily due to the current year impairment loss which is non-deductible for tax purposes. Additionally, we recorded certain discrete tax benefits of $2,439 related to the fiscal year 2019 return and the impact of the final regulations issued by the Treasury and Internal Revenue Service regarding global intangible low-taxed income (GILTI) in the fourth quarter of fiscal year 2020. This benefit is partially offset by $583 of discrete tax expense for stock-based compensation expense and $608 for foreign taxes that are not creditable in the U.S. Excluding the impact of the impairment of assets and these discrete items, the effective tax rate for fiscal year 2020 was 2.0%, a decrease compared to the prior year rate primarily driven by a decline in earnings.
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
The fiscal year 2018 effective tax rate was a benefit of 38.7% primarily due to certain discrete benefits of $25,008 for the estimated impact of the Tax Act. The discrete benefits primarily related to $31,647 of estimated benefit from the remeasurement of our estimated net deferred tax liabilities, partially offset by $6,639 of estimated expense associated with the mandatory deemed repatriation tax. Excluding the impact of these discrete benefits, the effective tax rate for fiscal year 2018 was 17.9% and increased compared to the prior year rate excluding the impact of certain discrete benefits primarily due to higher fiscal year 2018 earnings before taxes, partially offset by the lower U.S. corporate tax rate under the Tax Act.
A summary of the deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets
Accrued compensation and benefits	$14,482	$15,014
Inventory reserves	5,229	4,510
163(j) interest disallowance	3,991	4,253
Other assets	5,893	4,565
Allowance for doubtful accounts	1,152	1,408
Net operating loss carryovers	1,533	2,103
State and foreign tax credit carryovers	870	1,224
Research and development tax credit carryovers	11,612	3,774
Unrealized derivative instrument gains	1,062	311
Total deferred tax asset before valuation allowance	45,824	37,162
Less valuation allowance	(5,933)	(5,279)
Total deferred tax assets	39,891	31,883
Deferred tax liabilities
Property and equipment	15,016	13,158
Foreign deferred revenue and other	10,330	5,779
Intangible assets	42,986	47,248
Total deferred tax liabilities	68,332	66,185
Net deferred tax assets (liabilities)	$(28,441)	$(34,302)
As of October 3, 2020, we had a Minnesota research and development tax credit carryover of $4,892, which may be carried forward fifteen years. We also had New York and North Carolina tax credit carryovers of $1,101. We have determined that the benefit of these tax credits is not likely to be realized before they expire and have recorded a full valuation allowance against these deferred tax assets.
During fiscal year 2020, we repatriated $15,375 of current earnings from various subsidiaries and recorded $404 of corresponding tax expense. During fiscal year 2019, we repatriated $5,943 of current earnings from various foreign subsidiaries and recorded $437 of corresponding tax expense. During fiscal year 2018, we repatriated $54,778 of earnings from various foreign subsidiaries and recorded $1,249 of corresponding tax expense.
We have not recognized a deferred tax liability for the undistributed earnings of certain foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. As of October 3, 2020 and September 28, 2019, undistributed earnings were $56,948 and $68,784, respectively. Because of the availability of U.S. dividends received deductions, it is impracticable for us to determine the amount of U.S. federal tax liability that would be payable if these earnings were not indefinitely reinvested. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.
A summary of changes to our liability for unrecognized tax benefits is as follows:

	2020	2019
Beginning liability for unrecognized tax benefits	$4,414	$6,158
Increase due to tax positions related to the current year	577	663
Increase (decrease) due to tax positions related to prior years	775	960
Decrease due to settlements with tax authorities	(947)	(2,635)
Decrease due to lapse of statute of limitations	—	(732)
Ending liability for unrecognized tax benefits	$4,819	$4,414
Included in the liability of unrecognized tax benefits as of October 3, 2020 and September 28, 2019 are potential benefits of $3,166 and $2,761, respectively, that, if recognized, would impact the effective tax rate.
As of October 3, 2020 and September 28, 2019, we have accrued interest related to uncertain income tax positions of approximately $517 and $332, respectively. As of October 3, 2020 and September 28, 2019, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in interest expense, net and general and administrative expense, respectively, in the Consolidated Statements of Income.
We are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for fiscal years ending before fiscal year 2018 and with limited exceptions, state and foreign income tax examinations for fiscal years ending before fiscal year 2016. As of October 3, 2020, we do not expect significant changes in the amount of unrecognized tax benefits for our U.S. or foreign subsidiaries during the next 12 months.
As of October 3, 2020 and September 28, 2019, we expected to receive income tax refunds within the next fiscal year. As a result, we recognized a current income tax receivable of $4,207 and $4,282 as of October 3, 2020 and September 28, 2019, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
NOTE 14     EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable period. In fiscal year 2018, the TEUs were assumed to be settled at the minimum settlement amount of 1.9841 shares per TEU when calculating weighted average common shares outstanding for purposes of basic earnings per share.
Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 1,113, 805 and 584 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for fiscal years 2020, 2019 and 2018, respectively.
In connection with the pricing of the TEUs, we purchased capped calls. The capped calls were settled in the fourth quarter of fiscal year 2019 and have been reflected in the calculation of diluted earnings in fiscal year 2019. See Note 13 for additional information on our equity instruments.
Basic and diluted earnings per share were calculated as follows:

	2020	2019	2018
Net income (loss)	$(272,051)	$43,067	$61,328

Weighted average common shares outstanding	19,212	19,258	19,163
Dilutive impact of stock-based compensation[1]	—	189	130
Weighted average dilutive common shares outstanding	19,212	19,447	19,293

Earnings (loss) per share
Basic	$(14.16)	$2.24	$3.20
Diluted	$(14.16)	$2.21	$3.18
1    For fiscal year 2020, 120 common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the loss from continuing operations.

NOTE 15 OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is as follows:

	2020			2019			2018
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
Foreign currency translation gain (loss) adjustments	$16,986	$—	$16,986	$(9,980)	$—	$(9,980)	$(2,174)	$—	$(2,174)
Derivative instruments
Unrealized net gain (loss)	(5,120)	1,152	(3,968)	(2,723)	582	(2,141)	5,832	(1,507)	4,325
Net (gain) loss reclassified to earnings	(832)	187	(645)	(3,715)	810	(2,905)	(805)	207	(598)
Defined benefit pension plan
Unrealized net gain (loss)	1,709	(516)	1,193	(8,247)	2,489	(5,758)	(890)	269	(621)
Net (gain) loss reclassified to earnings	1,226	(370)	856	542	(163)	379	526	(159)	367
Currency exchange rate gain (loss)	(930)	—	(930)	456	—	456	90	—	90
Other comprehensive income (loss)	$13,039	$453	$13,492	$(23,667)	$3,718	$(19,949)	$2,579	$(1,190)	$1,389
The changes in the net-of-tax balances of each component of AOCI are as follows:

	Foreign Currency Translation Adjustments	Unrealized Derivative Instrument Adjustments	Defined Benefit Pension Plan Adjustments	Total
Balance, September 30, 2017	$3,946	$1,953	$(6,452)	$(553)
Other comprehensive net gain (loss) reclassifications	(2,174)	4,325	(531)	1,620
Net (gain) loss reclassified to earnings	—	(598)	367	(231)
Other comprehensive income (loss)	(2,174)	3,727	(164)	1,389
Reclassification to retained earnings[1]	—	640	—	640
Balance, September 29, 2018	$1,772	$6,320	$(6,616)	$1,476
Other comprehensive net gain (loss) reclassifications	(9,980)	(2,141)	(5,302)	(17,423)
Net (gain) loss reclassified to earnings	—	(2,905)	379	(2,526)
Other comprehensive income (loss)	(9,980)	(5,046)	(4,923)	(19,949)
Balance, September 28, 2019	$(8,208)	$1,274	$(11,539)	$(18,473)
Other comprehensive net gain (loss) reclassifications	16,986	(3,968)	263	13,281
Net (gain) loss reclassified to earnings	—	(645)	856	211
Other comprehensive income (loss)	16,986	(4,613)	1,119	13,492
Balance, October 3, 2020	$8,778	$(3,339)	$(10,420)	$(4,981)
1    Deferred taxes stranded in AOCI as a result of the Tax Act that were reclassified to retained earnings upon adoption of ASU 2018-02.

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	2020	2019	2018	Affected Line Item in the Consolidated Statements of Income
Derivative instruments
Currency exchange contracts gain (loss)	$(54)	$1,026	$(399)	Revenue
Interest rate swap contracts gain (loss)	886	2,689	1,204	Interest expense, net
Income tax benefit (expense)	(187)	(810)	(207)	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	645	2,905	598	Net income
Defined benefit pension plan[2]
Actuarial loss	—	—	(288)	Cost of sales
Actuarial loss	—	—	(148)	Selling and marketing
Actuarial loss	—	—	(90)	General and administrative
Actuarial loss	(1,226)	(542)	—	Other income (expense), net
Total actuarial loss	(1,226)	(542)	(526)	Income before income taxes
Income tax benefit	370	163	159	Income tax provision (benefit)
Total net loss on pension plan	(856)	(379)	(367)	Net income
Total net of tax reclassifications out of AOCI included in net income	$(211)	$2,526	$231
2    Change in classification of actuarial loss on defined benefit pension plan related to the adoption of ASU No. 2017-07 in fiscal year 2019.
NOTE 16     BUSINESS SEGMENT INFORMATION
Our Interim Chief Executive Officer (the Chief Operating Decision Maker) regularly reviews financial information for our two operating segments, Test & Simulation and Sensors. Test & Simulation manufactures and sells testing and simulation solutions including hardware, software and services that are used by customers in product development to characterize a product's mechanical properties along with simulation systems for human response features. Sensors manufactures and sells precision sensors that provide measurements of vibration, pressure, position, force and sound in a variety of applications.

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

Financial information by reportable segment is as follows:

	2020	2019	2018
Revenue
Test & Simulation	$490,634	$558,908	$464,924
Sensors	339,223	334,976	314,269
Intersegment eliminations	(1,271)	(1,366)	(1,161)
Total revenue	$828,586	$892,518	$778,032

Income from Operations
Test & Simulation [1]	$(90,455)	$34,080	$19,225
Sensors	(157,030)	45,620	45,980
Intersegment eliminations	(2)	5	(33)
Total income from operations	$(247,487)	$79,705	$65,172

Identifiable Assets
Test & Simulation [2]	$442,707	$419,403	$299,242
Sensors [2]	707,554	878,602	840,187
Intersegment eliminations	(30)	(28)	(33)
Total identifiable assets	$1,150,231	$1,297,977	$1,139,396

Goodwill
Test & Simulation [3]	$48,840	$61,153	$24,631
Sensors [3]	179,800	367,886	344,644
Total goodwill	$228,640	$429,039	$369,275

Capital Expenditures
Test & Simulation	$10,203	$18,792	$8,111
Sensors	13,690	11,733	4,210
Total capital expenditures	$23,893	$30,525	$12,321

Depreciation and Amortization
Test & Simulation	$26,150	$19,529	$16,353
Sensors	20,537	18,446	18,139
Total depreciation and amortization	$46,687	$37,975	$34,492
1    Test & Simulation income from operations for fiscal year 2020 includes $11,848 of pre-tax severance and related expense. See Note 17 for additional information on restructuring and related costs.
2    Test & Simulation and Sensors identifiable assets for fiscal year 2020 reflects the impact of $89,814 and $201,574, respectively, in impairment of asset charges. See Note 1 for additional information on our impairment analysis.

3    Test & Simulation and Sensors goodwill for fiscal year 2020 reflects the impact of $53,344 and $188,174, respectively, in impairment of asset charges. See Note 1 for additional information on our goodwill impairment analysis.

Geographic information is as follows:

	2020	2019	2018
Revenue
U.S.	$288,276	$306,574	$245,909
Europe	236,428	224,982	223,236
China	161,622	189,227	165,421
Asia, excluding China	106,910	131,771	113,953
Americas, excluding U.S.	35,350	39,964	29,513
Total revenue	$828,586	$892,518	$778,032

Property and Equipment, Net
U.S.	$77,491	$81,119	$69,782
Europe	12,311	13,927	15,130
China	4,750	5,424	4,858
Asia, excluding China	558	613	499
Total property and equipment, net	$95,110	$101,083	$90,269
Revenue by geographic area is presented based on customer location. The U.S. and China were the only countries with revenue in excess of 10% of total revenue during fiscal years 2020, 2019 and 2018. No single customer accounted for 10% or more of consolidated revenue for fiscal years 2020, 2019 and 2018. Revenue is not reported for each of our products and services because it is impracticable to do so.
NOTE 17    RESTRUCTURING AND RELATED COSTS
Fiscal Year 2020 Restructuring
In the second quarter of fiscal year 2020, we initiated a series of global workforce reductions and facility closures, including the reorganization of our European operations within Test & Simulation intended to increase organizational effectiveness, gain operational efficiencies and provide cost savings that can be reinvested in our growth initiatives. As a result, during fiscal year 2020, we recorded $5,555 of pre-tax severance and related expense. We expect to incur a total of approximately $6,000 to $7,000 of pre-tax severance and related expense and facility closure costs related to these actions through fiscal year 2021. The majority of the expenses are expected to be paid in the second half of fiscal year 2021.
In the third quarter of fiscal year 2020, we initiated an additional workforce reduction within Test & Simulation to reduce the overall cost structure in response to COVID-19. As a result, during fiscal year 2020, we recorded $2,028 of pre-tax severance and related expense. As of October 3, 2020, substantially all expenses have been paid.
In the fourth quarter of fiscal year 2020, we initiated further global workforce reductions within Test & Simulation, including a product rationalization of certain product lines in China designed to increase organizational effectiveness, gain operational efficiencies, improve profitability and provide permanent cost savings in response to COVID-19. As a result, during fiscal year 2020, we recorded $4,265 of pre-tax severance and related expense. We expect to incur a total of approximately $4,500 of pre-tax and related expense through the first half of fiscal year 2021. The majority of the expenses are expected to be paid in the first half of fiscal year 2021.
Restructuring expenses included in the Consolidated Statements of Income are as follows:

2020
Test & Simulation
Cost of sales	$6,951
Selling and marketing	3,809
General and administrative	950
Research and development	138
Total restructuring expense	$11,848

Restructuring expense accruals included in accrued payroll and related costs in the Consolidated Balance Sheets for the above restructuring action are as follows:

Test & Simulation
Balance, September 28, 2019	$—
Restructuring expense	11,848
Payments	(3,722)
Other adjustments	390
Balance, October 3, 2020	$8,516
NOTE 18 BUSINESS ACQUISITIONS
Acquisition of R&D Entities
Effective December 31, 2019, we completed the acquisition of R&D Test Systems, R&D Engineering, R&D Steel, R&D Prague, RGDK Engineering Private Limited and R&D Tools and Structures (collectively, R&D) for an upfront cash purchase price of $58,373. The acquisition was primarily funded through our existing Revolving Credit Facility. The remaining purchase price is based on earn-out payments of up to an additional $26,000 contingent on financial performance through June 2021 and further impacted by fluctuations in exchange rates. As of the acquisition date, we estimated the fair value of the earn-out liability (contingent consideration) to be $16,903. As of October 3, 2020, the fair value of the contingent consideration was $26,497. See Note 7 for additional information on the fair value of the contingent consideration. Based out of Denmark, R&D is a leader in high-quality, durable, rotating test systems, serving primarily the wind energy markets. During fiscal year 2020, we included $47,586 of revenue from R&D in our Consolidated Statements of Income. Costs of $2,356 associated with the acquisition of R&D were expensed as incurred. Pro forma information related to the acquisition of R&D has not been included as the impact on our consolidated results of operations was not considered material.

The following table summarizes the preliminary fair value measurement of the assets acquired as of the date of acquisition:

	Fair Value	Finite-Lived Intangible Asset Lives (Years)
Asset (Liability)
Accounts receivable	$13,557
Unbilled accounts receivable	6,325
Inventories	41
Prepaid expenses and other current assets	533
Property and equipment	1,185
Intangible assets
Customer lists	24,364	15
Trademarks and trade names	8,546	15
Technology	5,083	10
Other intangible assets	4,258	1
Other long-term assets	3,122
Purchased goodwill	35,887
Accounts payable	(12,592)
Accrued payroll and related costs	(2,193)
Advanced payments from customers	(3,203)
Accrued income taxes	(1,113)
Other accrued liabilities	(5,074)
Deferred income taxes	(10,138)
Other long-term liabilities	(2,230)
Net assets acquired	$66,358

Supplemental information
Consideration paid at closing	$58,373
Estimated contingent consideration	16,903
Less: Cash acquired	(8,918)
Purchase price, net of cash acquired	$66,358
The allocation of purchase price consideration is considered preliminary as of October 3, 2020 with provisional amounts related to intangible assets, accrued income taxes, deferred income taxes and purchase price adjustments included, which includes the contingent consideration, as our allocation process has not been finalized. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date. Measurement period adjustments were recorded in the third and fourth quarter of fiscal year 2020 and have been reflected in the table above. The measurement period adjustments were not material.
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

Endevco Acquisition
On August 5, 2019, we acquired the Endevco sensors business (Endevco) from Meggitt PLC for a cash purchase price of $68,330. We funded the acquisition of Endevco through cash on hand. Endevco is a historic leader in high performance test and measurement sensors used primarily in the testing of new products. This strategic product line purchase brings together two iconic brands in the test and measurement sensors market, in PCB and Endevco, and further enhances our long-term strategy of growth and market leadership in our core businesses. The transaction was accounted for under the acquisition method of accounting. The acquired assets and operating results have been included in our financial statements within Sensors from the date of acquisition. During fiscal years 2020 and 2019, we included approximately $18,300 and $4,409, respectively, of revenue from Endevco in our Consolidated Statements of Income. Pro forma information related to the acquisition of Endevco has not been included as the impact on our consolidated results of operations was not considered material.
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
E2M Technologies B.V. Acquisition
On November 21, 2018, we acquired all ownership interests of E2M Technologies B.V. (E2M) for a cash purchase price of $80,287. Based in Amsterdam, Netherlands, E2M is a leading manufacturer of high force, electrically driven actuation systems, serving primarily the human-rated entertainment and flight training simulation markets. The acquisition of E2M expands our technology and product offerings for human-rated simulation systems and brings key regulatory approvals and customers in the flight simulation and entertainment markets. The transaction was accounted for under the acquisition method of accounting. The acquired assets, liabilities and operating results have been included in our financial statements within Test & Simulation from the date of acquisition. During fiscal year 2019, we included $29,554 of revenue from E2M in our Consolidated Statements of Income. We funded the acquisition of E2M primarily with borrowings on our Revolving Credit Facility. Costs of

$1,287 associated with the acquisition of E2M were expensed as incurred. Pro forma information related to the acquisition of E2M has not been included as the impact on our consolidated results of operations was not considered material.
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

NOTE 19    CONTINGENCIES
Litigation
We are subject to various claims, legal actions and complaints arising in the ordinary course of business. We believe the final resolution of legal matters outstanding as of October 3, 2020 will not have a material adverse effect on our consolidated financial position or results of operations. We expense legal costs as incurred.
NOTE 20    RISKS AND UNCERTAINTIES
Coronavirus 2019 (COVID-19) Pandemic
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. As an essential critical infrastructure business, we have continued to operate in the U.S. and other parts of the world as permitted. Our production capacity continues to recover as jurisdictions have eased work restrictions throughout the world; however, restrictions on our employees' ability to access our customers, temporary closures of customer facilities and delays in customer spending negatively impacted our sales and operating results in fiscal year 2020.
Impairment charges on our goodwill, indefinite-lived intangible asset and long-lived assets were recorded in the fourth quarter of fiscal year 2020 driven by a decline in market conditions as a result of COVID-19, including a sustained decrease in our stock price and significant declines in the flight simulation and entertainment markets. We continue to monitor the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any additional material impairments on assets as a result of COVID-19, future changes in sales, earnings and cash flows related to goodwill, indefinite-lived intangible asset and long-lived assets could cause these assets to become impaired. We anticipate the challenges posed by COVID-19 to continue to negatively impact our fiscal year 2021 revenue and operating results; however, the future impact COVID-19 will have on our business, operations and financial results remains unknown at this time, and we remain unable to accurately quantify the impact due to the significant global economic uncertainty.
The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may or may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers' demand for our goods and services; our vendors' ability to supply us with raw materials; our ability to sell and provide our goods and services amidst travel restrictions; the ability of our customers to pay for our goods and services; and any future closures of our facilities or the facilities of our customers. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.
In response to COVID-19 and the economic uncertainty, we have continued to right-size our operations and manage short-term business risk to allow for bottom-line improvement through the execution of cost savings initiatives. We have taken actions to manage and reduce operating costs and further enhance our financial flexibility, including the temporary reduction by senior executives of their salaries by 10% to at least 15% in fiscal year 2020; the temporary reduction by non-employee directors of their cash compensation by 20% in fiscal year 2020; a reduction in workforce in connection with global restructuring efforts in Test & Simulation being executed in specifically targeted areas, including the reorganization of our European operations and product rationalizations in China; other reductions in salaries or work schedules and temporary furloughs for employees, targeted toward specific, short-term impacted areas within each business; and the reduction in discretionary spending, capital expenditures and a strong focus on working capital management in fiscal year 2020. To the extent we are eligible based on actions taken, we have participated in government aid programs in the United States, Europe and Asia, including the employer payroll tax (FICA) deferrals extensions offered under the CARES Act. We also continued the suspension of our quarterly dividend of $0.30 per share, equating to approximately $23 million in annualized cash payments, which will enable us to maximize our liquidity for the foreseeable future as we face uncertain economic times. Lastly, in the fourth quarter of fiscal year 2020, we entered into a fifth amendment to the Credit Agreement to maximize flexibility and available liquidity under our current capital structure in the event we would need to access additional funds.
Although we believe our financial position is strong, given the level of economic uncertainty, these cost reduction actions have provided and will provide an increased level of flexibility during these challenging times. Certain temporary, incremental cost reduction measures taken will remain in place until we begin to see marked improvement in the markets we serve. While we expect that these actions will be sufficient to provide the needed flexibility, we continue to evaluate the ongoing impact of COVID-19 and may need to take further cost reduction or other actions in the future.

NOTE 21    SUBSEQUENT EVENTS
Ransomware Incident
In November 2020, we were the victim of a ransomware incident that temporarily impacted our operations. As a result of the incident, certain of our data was encrypted, some of our data was exfiltrated from our systems, and business activities at several of our facilities were temporarily disrupted. As of the date hereof, our investigation indicates that the incident has been contained. We recovered the impacted data from the unauthorized actor, and we are not currently aware of any evidence of the impacted data being publicly released. We continue to investigate what information the unauthorized actor may have accessed or exfiltrated and resolve open items related to the incident. We expect expenses, net of insurance, to be approximately $2.0 to $3.0 million, with the majority incurred in the first quarter of fiscal 2021. We do not expect the temporary operational disruption that occurred to have a material impact on our financial results. Any failure or perceived failure by us to comply with applicable privacy or security laws, regulations, policies or obligations in connection with this incident, could result in government enforcement actions, regulatory investigations, litigation, fines and penalties and/or adverse publicity, which could impact expenses associated with the incident.
Definitive Merger Agreement
On December 8, 2020, we entered into a definitive agreement under which Amphenol Corporation will acquire MTS for $58.50 per share in cash, or approximately $1.7 billion, including the assumption of outstanding debt and liabilities, net of cash. The acquisition is expected to close by the middle of 2021, subject to certain regulatory approvals, shareholder approval and other customary closing conditions.

MTS Systems Corporation
Schedule II – Summary of Consolidated Allowances for Doubtful Accounts
Changes to the allowance for doubtful accounts receivable are as follows:

	2020	2019	2018
Beginning balance	$5,963	$5,004	$5,371
Provisions / (recoveries)	(1,342)	1,864	2,142
Amounts written-off / payments	(269)	(734)	(2,378)
Currency translation	176	(171)	(131)
Ending balance	$4,528	$5,963	$5,004