Form 10-K/A
period 2020-10-03
MTS SYSTEMS CORP
filed 2021-01-29
CIK 68709

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2020 was approximately $400.0 million based on the closing price of $21.74 as of March 27, 2020 as reported by The Nasdaq Stock Market LLC.

As of January 27, 2021, there were 19,474,695.082 shares of common stock outstanding.

MTS Systems Corporation

Annual Report on Form 10-K/A

For the Year Ended October 3, 2020

EXPLANATORY NOTE

MTS Systems Corporation is filing this Amendment No. 1 on Form 10-K/A (this Amendment) to amend our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 that was filed with the Securities and Exchange Commission (SEC) on December 15, 2020 (the Original Filing). We are filing this Amendment for the purpose of including information required by Part III of Form 10-K as discussed further below. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. Our definitive proxy statement for our 2021 Annual Meeting of Shareholders will not be filed within 120 days of October 3, 2020. The inclusion of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.

As required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to add currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Parts III and IV below and the change to the cover page expressly described above, we are making no other changes to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

The terms “MTS,” “we,” “us,” “the Company” or “our” in this Amendment, unless the context otherwise requires, refer to MTS Systems Corporation and its wholly owned subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Executive Officers

The following table provides information about our directors and executive officers as of January 27, 2021. Directors are elected to serve for a term of one year until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office.

Name	Age	Position
David J. Anderson	73	Chairman of the Board of Directors
Randy J. Martinez(1)	65	Director, President and Chief Executive Officer
Nancy A. Altobello(2)(3)(4)	63	Director
David D. Johnson(2)(3)	64	Director
Michael V. Schrock(3)(4)	67	Director
Chun Hung (Kenneth) Yu(3)(4)	71	Director
Linda K. Zukauckas(2)(4)	59	Director
Steven B. Harrison	54	Executive Vice President and President, Test & Simulation
David T. Hore	55	Executive Vice President and President, Sensors
Brian T. Ross	44	Executive Vice President and Chief Financial Officer
Todd J. Klemmensen	47	Senior Vice President, General Counsel and Corporate Secretary

(1)	Mr. Martinez was appointed President and Chief Executive Officer effective December 17, 2020, after serving as Interim President and Chief Executive Officer from May 23, 2020 to December 16, 2020.

(2)	Member, Audit Committee

(3)	Member, Compensation and Leadership Development Committee

(4)	Member, Nominating and Governance Committee

Directors

David J. Anderson, a director since 2009, is the Chairman of our Board of Directors, a position he has held since 2011. Mr. Anderson previously served as the Co-Vice Chairman of Sauer-Danfoss, Inc. (developer and manufacturer of fluid power and electronic components and systems for mobile equipment applications) from 2008 until his retirement in June 2009. Mr. Anderson was the President, Chief Executive Officer and a director of Sauer-Danfoss, Inc. from 2002 until June 2009 and had previously held various senior management positions with Sauer-Danfoss, Inc. beginning in 1984. Prior to 1984, he held various positions in business development, strategic planning, sales, and marketing at several industrial manufacturing and distribution businesses. Mr. Anderson also previously served as a director of Schnitzer Steel Industries, Inc. (a steel manufacturing and scrap metal recycling company) from 2009 to January 2018 and a member of its Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee at various times during that period and as a director of Modine Manufacturing Company (developer and manufacturer of thermal management systems and components) from 2010 to July 2020 and a member of is Corporate Governance and Nominating Committee, Audit Committee, and Technology Committee at various times during that period.

Mr. Anderson’s qualifications to serve on our Board and to serve as the Chair of the Board include his more than 40 years of international, industrial business experience and his chief executive officer and operations experience. He also has technology and engineering experience, the ability to formulate and execute strategy and financial expertise.

Randy J. Martinez, a director since March 2014, was appointed our President and Chief Executive Officer on December 17, 2020, after serving as our Interim President and Chief Executive Office from May 23, 2020 to December 16, 2020. Prior to joining MTS, Mr. Martinez served in several leadership roles at AAR Corporation, a provider of aviation services to the worldwide commercial aviation and aerospace & defense industries from 2009 until his retirement in 2017, most notably as President & CEO of the Airlift Group and Group Vice President, Aviation Services. Before joining AAR Corporation, Mr. Martinez was the CEO and a director at World Air Holdings, Inc. As a graduate of the United States Air Force Academy, Mr. Martinez served with distinction in the U.S. Air Force for 21 years, retiring as a Colonel and Command Pilot and having held a wide variety of leadership roles, including command and senior staff positions.

Mr. Martinez’s qualifications to serve on our Board include his experience as a chief executive officer at a public company and his particular knowledge of the aviation and defense industries. His diverse industry experience assists us and the Board in helping to understand our customers who are also diverse by industry and geography.

Nancy A. Altobello, a director since 2019, was most recently Global Vice Chair, Talent of Ernst & Young (EY), a professional services firm, where she was responsible for EY’s talent and people strategy worldwide from July 2014 until her retirement in June 2018. Previously, Ms. Altobello held a number of senior positions at EY, including Americas Vice Chair, Talent from 2008 to 2014; Managing Partner, Northeast Region Audit and Advisory Practices from 2003 to 2008; and Managing Partner, North American Audit Practice from 1999 to 2003. Throughout this time, Ms. Altobello also served as an audit partner for a number of leading global organizations. Ms. Altobello is currently a trustee of the Fidelity Charitable board of trustees. She also served on the board of directors of CA, Inc., a global leader in software development, from August 2018 until it was acquired by Broadcom in November 2018. She has served on the board of directors of MarketAxess Holdings, Inc. since April 2019 and currently serves as Chair of its Audit Committee and on its Compensation Committee, and she has served on the board of directors of Cornerstone OnDemand, Inc. since December 2020.

Ms. Altobello’s qualifications include extensive executive leadership experience at a large, complex, global firm; deep understanding of accounting, auditing, financial reporting, and compliance and regulatory matters; and extensive experience with human resources matters and diversity initiatives.

David D. Johnson, a director since 2013, also served as a director of Nuvectra Corporation (a neurostimulation medical device company) from March 2016 to May 2020 and served as Chair of its Audit Committee. He previously served as Executive Vice President, Treasurer and Chief Financial Officer of Molex LLC (a manufacturer of electronic connectors and components) from 2005 to February 2016; Vice President, Treasurer and Chief Financial Officer of Sypris Solutions, Inc., from 1996 to 2005; Regional Controller for Molex’s Far East Region; Financial Director for New Ventures and Acquisitions; and Financial Director for the Far East South Region from 1984 to 1996. From 1978 to 1984, Mr. Johnson worked for the public accounting firm KPMG LLP.

Mr. Johnson’s qualifications to serve on our Board include his chief financial officer experience for a global industrial company. Mr. Johnson has had executive-level responsibility for financial and accounting matters in a number of settings, including international contexts.

Michael V. Schrock, a director since 2014, has been an advisor for Oak Hill Capital Partners (a private equity investment firm) since March 2014. He also served as the President and Chief Operating Officer of Pentair LLC (a global water, fluid, thermal management and equipment protection company) from 2006 through 2013. Prior to that role, Mr. Schrock held several leadership positions at Pentair LLC over his 16-year career, including President of Water Technologies Americas, President of the Pump and Pool Group and President/COO of Pentair Technical Products. Before joining Pentair LLC, Mr. Schrock held numerous senior leadership roles in both the US and Europe at Honeywell International, Inc. Mr. Schrock has served on the board of directors of Plexus Corporation since 2006 and as its lead director since 2013, and has served on the board of directors of Atkore International Group, Inc. since May 2018 and as its Chairman since August 2018.

Mr. Schrock’s experience includes more than 35 years in senior roles at major industrial companies. His deep management and operating experience both domestically and internationally and strong track record leading and integrating strategic acquisitions give our Board valuable insight into global business and acquisition matters.

Chun Hung (Kenneth) Yu, a director since 2013, is retired. Prior to Mr. Yu’s retirement, he was Vice President, Global Channel Services, International Operations for 3M Company (diversified manufacturer of consumer, industrial and health products) from May 2013 to December 2013; President, China Region and 3M China from 2000 to May 2013; and President, 3M Taiwan from 1999 to 2000. He also served in several director and leadership roles within the 3M organization from 1969 to 1999, located in St. Paul, Minnesota and the Asian-Pacific region.

Mr. Yu’s qualifications to serve on our Board include his extensive operations experience in the Asian-Pacific region, a market we have identified as a growth opportunity for our Company’s products and services. Mr. Yu also contributes significant leadership, planning and management skills developed during his long tenure with a successful and growing global manufacturing company.

Linda K. Zukauckas, a director since 2019, has served as the Chief Financial Officer for Nielsen Holdings plc (a global measurement and data analytics company) since February 2020. Prior to joining Nielsen Holdings plc, she was the Executive Vice President and Deputy Chief Financial Officer for American Express from February 2018 to January 2020. She had previously served as EVP/Controller and Chief Accounting Officer of American Express since November 2011. From 2000 to 2011, Ms. Zukauckas held various senior finance roles at Ally Financial, including strategy/M&A, divisional CFO, head of corporate planning, global controller and global auditor. From 1997 to 2000, Ms. Zukauckas held various positions at Deutsche Bank, where she rose to the position of chief auditor for the Global Investment Bank. She began her career with PricewaterhouseCoopers LLP in 1984 and held progressive leadership roles there.

Ms. Zukauckas’s qualifications to serve on our Board include her financial expertise and demonstrated ability to create and lead high performance, diverse global organizations.

Executive Officers

Randy J. Martinez’s biography is set forth under the heading “Directors” above.

Steven B. Harrison has served as Executive Vice President and President, Test & Simulation since February 2017. Prior to joining MTS in 2017, Mr. Harrison served as President (August 2015 to December 2016) and Chief Commercial Officer (August 2012 to August 2015) of AAR Airlift Group, Inc., a NYSE-listed provider of products and services to the worldwide aviation and government and defense markets, as well as President and CEO of National Air Cargo, Inc., an international provider of on demand cargo and passenger services, from September 2010 through July 2012. During a distinguished 22-year career in the United States Air Force, Mr. Harrison commanded at the wing, group, and squadron level, including three deployed commands. He also held senior staff positions at Headquarters US Air Force, the Joint Staff and US Transportation Command. Mr. Harrison is a command pilot with more than 3,400 flight hours in the C-32A, C-5B, C-17A, KC-10A, T-38A, and T-37B. A Rhodes Scholar, he holds Masters Degrees in Engineering Science as well as Politics, Philosophy, and Economics, from Oxford University, England. He also earned a Bachelor of Science in Aeronautical Engineering from the United States Air Force Academy and a Masters of National Security Strategy from the United States Air War College.

David T. Hore has served as Executive Vice President and President, Sensors since July 2016. Mr. Hore joined MTS through the acquisition of PCB Group, Inc. (PCB). Mr. Hore initially led PCB, a manufacturer of piezoelectric quartz sensors, accelerometers, and associated electronics for the measurement of dynamic pressure, force, and vibration, as its Co-President and later its President, from 2003 to 2016. Prior to joining PCB, Mr. Hore was Founder and Managing Partner of the CPA firm Tronconi Segarra & Hore LLP, where he served as strategic consultant and outsourced CFO for PCB from 1995-2003. Prior to that, Mr. Hore was a CPA at Price Waterhouse from 1987-1994. Mr. Hore holds a bachelor’s degree in business administration with a concentration in accounting from the State University of New York at Buffalo.

Brian T. Ross has served as Executive Vice President and Chief Financial Officer since May 2017. Prior to joining MTS as Corporate Controller in 2014, Mr. Ross was the Director of Financial Planning and Analysis at Digi International Inc. (NASDAQ: DGII), where he gained valuable global experience ranging from strategic planning and acquisitions to operational execution and internal control. Earlier in his career, Mr. Ross served as Controller at Restore Medical, following a seven-year tenure at PricewaterhouseCoopers LLP. Mr. Ross holds a BA in Accounting from the University of Northern Iowa and is a licensed CPA (inactive) in Minnesota.

Todd J. Klemmensen has served as Senior Vice President, General Counsel and Secretary since July 2018. Mr. Klemmensen directs MTS’s global legal affairs, including corporate governance, commercial and strategic agreements, U.S. Government contracting, litigation, and intellectual property. Previously, Mr. Klemmensen served within MTS as Acting General Counsel (April 2017 to July 2018), Associate General Counsel (November 2015 to March 2017) and Director of Contracts & Senior Counsel (January 2012 to October 2015). Mr. Klemmensen served in various roles at Alliant Techsystems, Inc., including Sr. Manager – Contracts and providing legal counsel within its Armament Systems Group. Prior to transitioning into industry, Mr. Klemmensen practiced business and corporate law in Minneapolis, MN. He holds a Bachelor of Arts degree from Gustavus Adolphus College and a Juris Doctor degree from Hamline University School of Law. Mr. Klemmensen is a former board member of the National Contract Management Association (NCMA) Twin Cities Chapter and a graduate of the NCMA – Leadership Development Program.

Other Information

Relationships and Arrangements. Executive officers serve at the discretion of and are elected by our Board. There are no family relationships amongst any of the directors or executive officers named. There are no undisclosed arrangements or understandings pursuant to which any person was selected as a director or an officer.

Audit Committee. During fiscal year 2020, the Audit Committee of the Board was composed of Mr. Johnson (Chair), Ms. Altobello, Mr. Martinez, Ms. Steinel and Ms. Zukauckas. Ms. Steinel’s term on the Board expired on February 11, 2020. On May 22, 2020, Mr. Martinez stepped down from the Audit Committee in connection with his appointment as Interim CEO. The Audit Committee held ten meetings during fiscal year 2020. All members of the Audit Committee during fiscal year 2020 satisfied the Nasdaq Stock Market listing standards for Audit Committee membership at the time each member served on the Audit Committee. The Board determined that Ms. Altobello, Mr. Johnson and Ms. Zukauckas are each an “audit committee financial expert” under the Sarbanes-Oxley Act of 2002. The Nominating and Governance Committee of the Board determined that each of Ms. Altobello, Mr. Johnson and Ms. Zukauckas satisfies applicable Nasdaq rules regarding the independence of audit committee members. Among other duties, the Audit Committee:

●	selects our independent registered public accounting firm;

●	reviews and evaluates significant matters relating to our internal controls;

●	reviews the scope and results of the audits by, and the recommendations of, our independent registered public accounting firm;

●	is responsible for monitoring risks related to financial assets, accounting, legal and corporate compliance, discusses legal and compliance matters and assesses the adequacy of Company risk-related internal controls;

●	pre-approves, in accordance with its pre-approval policy, all audit and permissible non-audit services and fees provided by our independent registered public accounting firm;

●	reviews our audited consolidated financial statements and meets prior to public release of quarterly and annual financial information; and

●	meets with our management prior to filing our quarterly and annual reports containing financial statements with the SEC.

The Audit Committee operates under a written charter adopted by the Board. This charter is available to shareholders on our website at www.mts.com (select “Investor Relations” and click on “Corporate Governance”).

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

Delinquent Section 16(a) Filings. The rules of the SEC require us to disclose the identity of directors, executive officers and beneficial owners of more than 10% of our common stock who did not file on a timely basis reports required by Section 16(a) of the Exchange Act. Based solely on a review of copies of such reports and written representations from reporting persons, we believe that all directors and executive officers complied with all filing requirements applicable to them during fiscal year 2020, with the exception of a late Form 4 filing in December 2019 covering one transaction for each of Dr. Graves, Mr. Harrison, Mr. Hore, Mr. Klemmensen, Mr. Ross, and Ms. Zukauckas.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Impact of Merger Agreement

As previously disclosed, on December 8, 2020, the Company, Amphenol Corporation, a Delaware corporation (Parent) and Moon Merger Sub Corporation, a Minnesota corporation and a wholly-owned subsidiary of Parent (Sub), entered into an Agreement and Plan of Merger (as may be amended from time to time and including the plan of merger attached as Exhibit A thereto, the merger agreement). On the terms and subject to the conditions of the merger agreement, Sub will be merged with and into the Company (the merger), with the Company surviving the merger as a wholly-owned subsidiary of Parent. Following the completion of the merger, the Company will cease to be a publicly traded company. The merger agreement provides that, as of immediately prior to the effective time and contingent upon the merger:

●	each outstanding option to purchase shares granted under a stock plan of the Company (other than any option granted under the Company’s 2012 Employee Stock Purchase Plan) will be fully vested and cancelled in exchange for an amount in cash equal to the product of (i) the total number of shares of Company common stock subject to such cancelled Company option multiplied by (ii) the excess, if any, of (a) the merger consideration over (b) the exercise price per share of the Company common stock subject to such cancelled Company option, without interest and less any required tax withholdings;

●	any Company option with an exercise price per share equal to or greater than the merger consideration will be cancelled in exchange for no consideration; and

●	each outstanding restricted stock unit award (including each restricted stock unit award that is subject to a deferral election) granted under a stock plan of the Company will be fully vested, with each restricted stock unit award that is subject to performance-based vesting conditions deemed to be vested at the greater of (i) actual performance determined as of immediately prior to the effective time of the merger and (ii) target level, and will be cancelled in exchange for an amount in cash equal to the product obtained by multiplying (a) the aggregate number of vested restricted stock units subject to such award by (b) the merger consideration, without interest and less any required tax withholdings

Because this Compensation Discussion and Analysis (CD&A) explains the compensation programs for our Named Executive Officers (NEOs) and the role of the Compensation and Leadership Development Committee (for purposes of this CD&A, the Committee) in setting executive pay for fiscal year 2020, it does not address the compensation that may be paid or become payable to the Company’s NEOs and that is based on, or otherwise relates to, the merger of Sub with and into the Company, as contemplated by the merger agreement (the merger). Additionally, this CD&A does not address any potential changes to our compensation programs or other plans that may occur upon consummation of the merger. This CD&A should be read together with the compensation tables and related disclosures that follow this CD&A.

Our fiscal year 2020 NEOs are:

●	Randy J. Martinez, President and Chief Executive Officer;
●	Jeffrey A. Graves, Former President and Chief Executive Officer;
●	Brian T. Ross, Executive Vice President and Chief Financial Officer;
●	Steven B. Harrison, Executive Vice President and President, Test & Simulation;
●	David T. Hore, Executive Vice President and President, Sensors; and
●	Todd J. Klemmensen, Senior Vice President, General Counsel and Corporate Secretary.

Dr. Graves resigned from the Company effective May 22, 2020. Mr. Martinez was appointed as Interim President and Chief Executive Officer effective May 23, 2020 and was appointed President and Chief Executive Officer effective December 17, 2020.

This CD&A is organized into the following sections:

Executive Summary

We consider our executive pay program to be instrumental in helping us achieve our business objectives and effective in rewarding our overall financial and operational performance.

Our overarching philosophy is that we should structure executive pay to be consistent with market competitive practices and to align the long-term interests of our executive officers, shareholders, and customers so that pay appropriately reflects the executive officers’ performance. We believe that a significant portion of an executive officer’s pay should be at risk in the form of performance-based incentive awards.

The Committee leverages the following commonly viewed best practices in designing, administering and governing our executive compensation programs:

	We Do		We Don’t
●	Target executive pay around the market median, while also considering retention, tenure, experience, and other factors	●	Provide single trigger change-in-control cash severance payments

●	Emphasize the majority of our program in variable pay	●	Allow stock option repricing or discounted stock option granting

●	Require executive officers to hold MTS stock through stock ownership guidelines	●	Offer tax gross-ups related to 280G parachute payments upon change-in-control

●	Mitigate risk associated with compensation by using multiple performance metrics, caps on potential incentive payments, and a clawback policy	●	Pay accumulated dividends on unearned equity-based compensation until and unless shares are earned

		●	Allow our executive officers or directors to hedge or pledge MTS stock

The primary components of our fiscal year 2020 executive compensation program were base salary, short-term incentives, and long-term incentives, as summarized in the following table, along with the Committee’s decisions for fiscal year 2020:

Element	Key Features		Decisions for Fiscal Year 2020
Base Salary Purpose: Attract and retain executive officers, reward talent development	●	Fixed pay that changes only as a result of the Committee’s annual process for assessing market and executive talent	●

Our former CEO received a 4.75% increase in base salary, Mr. Ross received a 12.5% increase in base salary, and Mr. Klemmensen received a 10.9% increase in base salary. Mr. Harrison and Mr. Hore did not receive a base salary increase.

			●	Effective April 12, 2020 through October 10, 2020, all NEO base salaries were temporarily reduced by at least 10% as a part of our response to the COVID-19 pandemic.
			●	Mr. Martinez’s base salary as Interim CEO was set at $720,000.

Short-Term Incentives Purpose: Provide formulaic incentives to achieve or exceed annual operating objectives; encourage a balanced approach to profitability, growth, and strengthening of balance sheet	●	Executive Variable Compensation Plan (EVC Plan)	●

Three performance metrics were utilized for fiscal year 2020: Adjusted EBITDA, Adjusted Revenue, and Leverage Ratio or Working Capital Rate to Revenue (depending on the individual executive officer) (1)

	●	Incentive payouts range from threshold to maximum levels, depending on level of performance	●	Fiscal year 2020 target incentives were increased for all NEOs, other than our former CEO, based on a review of market competitive pay, and ranged from 50%-65% of base salary.
	●	Performance below the threshold level will result in zero payout	●	As Interim CEO, Mr. Martinez did not participate in the EVC Plan.

Long-Term Incentives (LTI) Purpose: Create alignment to shareholders via a longer-term shareholder return perspective; retain top talent	●	Stock options with three-year graded vesting and a seven-year term	●	There were no changes to the LTI design for fiscal year 2020
	●	Time-based restricted stock units with three-year graded vesting	●	The total LTI grant values for our then-serving NEOs were increased based on a review of market competitive pay.
	●	Performance-based restricted stock units that vest based on average Adjusted ROIC for LTIs measured over a three-year period	●

Upon appointment as Interim CEO, Mr. Martinez was initially granted time-based restricted stock units with a value of $450,000, effective June 15, 2020, and, from September 15, 2020 through December 15, 2020, he received additional monthly grants of time-based restricted stock units with a value of $150,000 per monthly grant.

(1)	Adjusted EBITDA, Adjusted Revenue, and Leverage Ratio are each a non-GAAP financial measure. For more information on how these non-GAAP financial measures are derived from our audited financial statements, see page 18 of this Amendment.

The following chart shows the relative weighting of target pay (for Mr. Martinez, as Interim CEO, and for Mr. Ross, Mr. Harrison, Mr. Hore and Mr. Klemmensen, collectively, as the other continuing NEOs) across these three components for fiscal year 2020:

Say-on-Pay Results

At our annual shareholder meeting in February 2020, our shareholders continued to show strong support of our executive pay program, with 98.4 percent of the votes cast approving the say-on-pay resolution.

The Committee believes this result affirms our shareholders’ continuing support of the Committee’s approach to executive pay and the Committee did not make any changes to the Company’s executive compensation program in response to the 2020 say-on-pay vote. We continue to solicit and accept shareholder feedback regarding our compensation programs, and we take this input into consideration along with market trends and our business environment, both internal and external.

Our Compensation Process

Independent Compensation Consultant

Under the Committee’s charter, the Committee has the authority to select, retain and compensate executive compensation consultants and other advisors as it deems necessary to carry out its responsibilities. For fiscal year 2020, the Committee engaged Willis Towers Watson to provide information regarding compensation of our executive officers. Specifically, Willis Towers Watson was asked by the Committee to:

●	Review and provide information on our compensation peers;
●	Provide market competitive data on executive compensation for base salary, short-term incentives, and long-term incentives; and
●	Provide market competitive data on incentive design structures and performance measures.

Determining Competitive Compensation

The Committee works with Willis Towers Watson to analyze competitive market data to determine appropriate base salary levels, short-term incentive target pay, and long-term incentive grant values for all our executive officers. When making comparisons to the market data, the Committee generally seeks to establish compensation levels that approximate the market median.

With respect to our former CEO’s pay, the Committee conducted an annual performance assessment of our former CEO and determined appropriate adjustments to all elements of his pay based on his individual performance and the Company’s performance. The Committee then recommended his pay to the Board for approval. The former CEO did not participate in these Committee or Board deliberations and did not vote on matters concerning his pay. For our Interim CEO, the Committee and the Board set his base salary to be comparable with the amount payable to our former CEO, while taking into account the interim nature of his appointment in the other aspects of his compensation.

For other executive officers, the CEO makes recommendations to the Committee for all elements of pay based on individual and Company performance and market data. The Committee reviews, discusses, modifies, and approves the recommendations, as appropriate.

Market Data Sources and Analysis

The Committee annually assesses “competitive market” compensation for each element of executive compensation using a number of sources. A primary source is our peer group and the related data provided by Willis Towers Watson. In determining our peer group, we recognize that many of our direct competitors are either privately-owned companies, or divisions of much larger, more diversified, public companies. However, by considering relevant industries (e.g., industrial, manufacturing, engineering and electrical components) and size parameters (e.g., revenue, earnings and market capitalization), we developed the following list of peer companies, which was the same peer group as used to evaluate fiscal 2019 compensation decisions:

Badger Meter Inc.	KEMET Corporation
Brooks Automation Inc.	Kimball Electronics, Inc.
Cognex Corporation	Littelfuse, Inc.
Coherent Inc.	Methode Electronics, Inc.
CTS Corporation	MKS Instruments, Inc.
Daktronics Inc.	National Instruments Corporation
ESCO Technologies Inc.	Novanta Inc.
Fabrinet	OSI Systems, Inc.
FARO Technologies Inc.	RBC Bearings Inc.
HEICO Corporation	Rogers Corporation
John Bean Technologies Corporation	Standex International Corporation

In addition to the data from these peer companies, market competitive data was obtained from the 2019 Willis Towers Watson General Industry Executive Compensation Survey.

The Committee does not have a set policy or formula for weighting the elements of compensation (i.e., base salary, short-term incentives, and long-term incentives) for each executive officer. Instead, the Committee considers market factors relevant to each executive officer and their tenure, role within the Company and contributions to the Company’s performance. In general, as executive officers assume greater responsibility, a larger portion of their total cash compensation is payable as short-term cash incentive, which is variable based on performance, as opposed to base salary, and a larger portion of their total direct compensation comes in the form of long-term equity incentives.

Components of Pay

Fiscal Year 2020 Base Salaries

The Committee reviews executive officer base salaries annually and may choose to make adjustments. The following table outlines fiscal year 2020 base salary increases for our NEOs as approved by the Committee:

Named Executive Officer	Fiscal Year 2020 Base Salary (1)	Fiscal Year 2019 Base Salary	Increase Percentage
Randy J. Martinez	$720,000	N/A	-	(2)
Jeffrey A. Graves	$750,000	$716,000	4.75%
Brian T. Ross	$450,000	$400,000	12.5	%(3)
Steven B. Harrison	$480,000	$480,000	-
David T. Hore	$500,000	$500,000	-
Todd J. Klemmensen	$355,000	N/A	-	(4)

(1)	Effective April 12, 2020, each of the Company’s NEOs took a temporary reduction in their base salaries of at least 10%. On October 5, 2020, the Board approved base salaries of the Company’s NEOs at the levels previously in effect, to be effective on October 10, 2020. The amounts reported in this column do not reflect the temporary reductions in base salaries.
(2)	Mr. Martinez was appointed Interim President and Chief Executive Officer effective May 23, 2020 and was appointed President and Chief Executive Officer effective December 17, 2020. His initial base salary level was determined based on the competitive market and consideration the compensation paid to our former CEO. In connection with his appointment as President and Chief Executive Officer, we entered into a new offer letter with Mr. Martinez, which provides for his base salary to remain at $720,000.
(3)	Mr. Ross’s increase takes into account alignment with market data for his position and internal parity with other Company NEOs.
(4)

Mr. Klemmensen was not a NEO for fiscal year 2019. His fiscal year 2020 base salary represents a 10.9% increase from his base salary prior to becoming a NEO and takes into account alignment with market data for his position and internal parity with other Company NEOs.

Fiscal Year 2020 Short-Term Incentives

Under the EVC Plan, all the NEOs, other than Mr. Martinez, employed by the Company at the end of fiscal year 2020 were eligible for cash payments as determined based upon our financial performance as compared to set performance standards. As Interim CEO, Mr. Martinez did not participate in the EVC Plan. As a part of our response to the COVID-19 pandemic for fiscal year 2020, the Committee cancelled all opportunities for a payout under the EVC Plan.

The following table shows the fiscal year 2020 target incentive opportunity for the EVC Plan:

Named Executive Officer	2020 EVC Plan Target Incentive (% of Base Salary)
Randy J. Martinez (1)	N/A
Jeffrey A. Graves (2)	100%
Brian T. Ross	65%
Steven B. Harrison	60%
David T. Hore	60%
Todd J. Klemmensen	50%

(1)	As Interim CEO, Mr. Martinez did not participate in the EVC Plan.
(2)	Dr. Graves resigned from the Company effective May 22, 2020 and ceased to be a participant in the EVC Plan as of such date.

The following diagram shows the fiscal year 2020 EVC Plan Metrics and Weightings for our NEOs:

2020 EVC Plan Metrics and Weightings for NEOs

For Dr. Graves, Mr. Ross and Mr. Klemmensen, the Adjusted EBITDA, Adjusted Revenue, and Leverage Ratio performance metrics were based on total Company performance. For Mr. Harrison and Mr. Hore, the Adjusted EBITDA, Adjusted Revenue, and Working Capital Rate to Revenue (WCRR) performance metrics were based upon achievement of financial targets for their respective business segments, with slightly different weightings for Mr. Hore as described below. The Committee established these Adjusted EBITDA, Adjusted Revenue and WCRR metrics based on segment (rather than total Company) performance for these executive officers to reflect their accountability for the performance of that segment. The Committee believes that the leader of the segment has a meaningful opportunity to directly impact the achievement of the performance goals through his individual performance as the leader of that segment.

The Committee established minimum, target and maximum levels of achievement for each of the performance metrics, as shown in the following table:

Corporate Goal (1)	Weight (2)	Threshold	Target	Maximum	Result	Percent of Target Performance Achieved
Adjusted EBITDA (000s) (3)	50%	$113,925	$142,406	$170,887	$111,401	78%
Adjusted Revenue (000s) (3)	30%	$792,912	$932,838	$1,072,764	$781,000	84%
Leverage Ratio (3)	20%	4.1	3.5	3.0	4.9	71%
Payout as % of Target Incentive	—	50%	100%	200%	—	0%

(1)	Specific Adjusted EBITDA, Adjusted Revenue and WCRR performance metrics for the Test & Simulation and Sensors segments and the corresponding minimum, target and maximum amounts are not disclosed due to the potential competitive harm of such disclosure. For fiscal year 2020, the Committee followed the same pattern in setting segment-specific performance levels as for setting the corporate performance levels: for Adjusted EBITDA, minimum is equal to 80% of the expected results under the applicable segment’s annual plan, target is equal to expected results, and maximum is equal to 115% of expected results; for Adjusted Revenue, minimum is equal to 85% of the expected results under the applicable segment’s annual plan, target is equal to expected results, and maximum is equal to 120% of expected results; and for WCRR, minimum is equal to 90% of the expected results under the applicable segment’s annual plan, target is equal to expected results, and maximum is equal to 110% of expected results. Other than as noted below for Adjusted EBITDA in the Sensors segment, no performance metrics were achieved at threshold level for fiscal year 2020.
(2)	For Mr. Hore, the Adjusted EBITDA performance metric was weighted at 30% and the Adjusted Revenue performance metric was weighted at 50%.
(3)	Adjusted EBITDA, Adjusted Revenue, Leverage Ratio and WCRR are each a non-GAAP financial measure. For more information on how these non-GAAP financial measures are derived from our audited financial statements, see page 18 of this Amendment.

In addition to the performance metrics set forth above, the Committee believes that Earnings Per Share (EPS) provides a strong link between the EVC Plan and shareholder value, and therefore, if the target level of EPS is not met, participants are limited to target payouts under the EVC Plan regardless of the results of other performance goals. This year’s EPS target level was $2.23, and the achieved level was $2.03. As a result, any payouts under the EVC Plan in excess of target level based on achievement of performance metrics would have been limited to target level. As target level was not achieved for any performance metrics this year, this EPS limit had no impact.

As noted above, the Committee cancelled all opportunities for a payout under the EVC Plan for fiscal year 2020, so no payouts were made. Even if the EVC Plan had not been cancelled, no NEOs other than Mr. Hore would have received a payout for fiscal year 2020. Mr. Hore would have received a payout of $34,736 based on achievement of 69% of the target incentive for the Adjusted EBITDA performance metric in the Sensors segment.

Fiscal Year 2020 Long-Term Incentives

The LTIs granted to each NEO in fiscal year 2020 consisted of stock options, time-based restricted stock units (RSUs), and performance-based restricted stock units (PRSUs), according to the following mix:

2020 LTI Type Mix

(% of total grant dollar value)

LTI Type		Key Features
Stock Options	●	Non-qualified stock options

	●	Vest one-third per year commencing on the first anniversary of the date of grant

	●	Seven-year term

RSUs	●	Restricted stock units

	●	Vest one-third per year commencing on the first anniversary of the date of grant(1)

PRSUs	●	Performance-based restricted stock units

	●	Adjusted ROIC for LTIs over a three-year performance period is the performance measure, emphasizing profitability with a longer-term view, with the goal designed to be challenging but achievable with strong Company performance

	●	The performance range has threshold, target and maximum performance expectations for each three-year cycle

	●	Payouts are 50%, 100%, and 200% at threshold, target, and maximum performance, respectively

(1)	Mr. Martinez received time-based RSUs in June 2020 and September 2020 in connection with his appointment as Interim CEO, which RSUs were scheduled to vest on the earlier of May 23, 2021 (the first anniversary of his appointment as Interim CEO) or upon appointment of a full-time, permanent President and CEO. These RSUs vested on December 17, 2020 in connection with Mr. Martinez’s appointment as our Chief Executive Officer.

The fiscal year 2020 LTIs are summarized for each NEO in the following table (except as noted below, all LTIs were granted in December 2019):

Named Executive Officer	Number of Stock Options	Number of RSUs	Number of PRSUs	Aggregate Value of Awards
Randy J. Martinez (1)	-	24,168	-	$450,000
Randy J. Martinez (1)	-	6,897	-	$150,000
Jeffrey A. Graves	48,418	11,505	23,010	$2,142,000
Brian T. Ross	13,562	3,223	6,445	$600,000
Steven B. Harrison	11,302	2,686	5,371	$500,000
Steven B. Harrison (2)	4,521	1,986	3,973	$200,000
David T. Hore	11,302	2,686	5,371	$500,000
Todd J. Klemmensen	8,024	1,907	3,814	$355,000

15

(1)

Amounts for Mr. Martinez do not include any compensation paid to him for his service as a director prior to his appointment as Interim CEO. In connection with his appointment as Interim CEO, Mr. Martinez received an initial time-based RSU grant with a value of $450,000 in June 2020 and monthly time-based RSU grants with a monthly value of $150,000 beginning in September 2020 and ending in December 2020.

(2)	Reflects awards granted in March 2020.

In determining the number of stock options to grant, 25% of the aggregate value of the award is divided by the average of the Black Scholes values over the 90 days prior to the end of the fiscal year. We believe that this methodology, versus determining the number of stock options to grant based on the closing price of the Company’s common stock on the date of grant, better represents the value of the Company’s equity over a period of time prior to the date of the award and signals that pay realized from stock option grants will be more sensitive to future stock price appreciation and less sensitive to past stock price volatility. In determining the number of RSUs and PRSUs to grant, 25% and 50%, respectively, of the aggregate value of the award is divided by the closing price of the Company’s common stock on the date of grant.

The table below sets forth the threshold, target and maximum levels for the three-year average Adjusted ROIC for LTIs performance goal for the performance period of fiscal year 2018 through fiscal year 2020 as well as the actual achievement of that performance goal and the percentage of the target level of that achievement.

Performance Goal	Threshold	Target	Maximum	Result	Percent of Target Performance Achieved	Percent of Target Payout Achieved
Adjusted ROIC for LTIs*	7.0%	8.8%	10.6%	8.0%	91%	77%

*	Represents a non-GAAP financial measure. For more information on how this non-GAAP financial measure is derived from our audited financial statements, see page 18 of this Amendment.

The payout for the PRSUs granted on April 17, 2018 was calculated as follows based upon fiscal years 2018 through 2020 performance.

			Target PRSUs		Actual PRSUs
Named Executive Officer	Performance Period	Vesting and Payout Date	Number of Shares Awarded (#)	Grant Date Fair Value (1) ($)	Number of Shares Acquired (2) (#)	Value Realized at Vest (3) ($)
Jeffrey A. Graves (4)	Fiscal Years 2018-2020	12/15/2020	16,616	$869,017	-	-
Brian T. Ross	Fiscal Years 2018-2020	12/15/2020	2,390	$124,997	1,837	$107,262
Steven B. Harrison	Fiscal Years 2018-2020	12/15/2020	2,151	$112,497	1,653	$96,519
David T. Hore	Fiscal Years 2018-2020	12/15/2020	2,151	$112,497	1,653	$96,519

(1)	Target PRSU value represents number of shares granted multiplied by the share price of $52.30 on the date of the grant (April 17, 2018).
(2)

The number of shares acquired includes the number of shares of stock withheld by the Company to cover tax obligations. The number of shares delivered to each NEO following such withholding was: Mr. Ross 1,274; Mr. Harrison 1,147; and Mr. Hore 1,091. Mr. Klemmensen did not participate in the 2018-2020 PRSU program.

(3)	The value realized on the vesting of the PRSUs is the fair market value of our common stock at the time of vesting (December 15, 2020).
(4)	Dr. Graves resigned from the Company effective May 22, 2020 and, as a result, forfeited all unvested PRSUs as of such date.

Changes Subsequent to Year-End

Chief Executive Officer Offer Letter

On December 13, 2020, in connection with Mr. Martinez’s appointment as President and Chief Executive Officer, the Committee approved a one-time equity award to Mr. Martinez equal in value to approximately $2,000,000 on the date of grant, which was granted as 50% RSUs and 50% PRSUs. Mr. Martinez’s base salary will remain at $720,000. On December 17, 2020, in connection with his appointment as President and Chief Executive Officer, we entered into an offer letter with Mr. Martinez, as previously approved by the Committee, reflecting such terms. As noted above in connection with Mr. Martinez’s appointment as our Chief Executive Officer, Mr. Martinez vested in the 2020 RSU grants that he received as an employee, which RSUs were scheduled to vest on the earlier of May 23, 2021 (the first anniversary of his appointment as Interim CEO) or upon appointment of a full-time permanent President and CEO.

Retention Agreements

On December 18, 2020, each of the then-serving NEOs entered into a retention agreement with us regarding a grant under a retention bonus pool relating to the contemplated merger that was previously approved by the Committee with allocations of awards under such bonus pool in the following amounts: Mr. Martinez, $1,440,000; Mr. Ross, $500,000; Mr. Harrison, $500,000; Mr. Hore, $500,000; and Mr. Klemmensen, $375,000. Each retention bonus is subject to the terms and conditions of the retention agreement, including: (i) 50% of the retention bonus was paid in December 2020, but is subject to a clawback obligation in the event the executive resigns without “good reason” or is terminated for “cause”, but no clawback will be required if the merger does not occur, and (ii) 50% of the retention bonus will be payable on or around the first anniversary of the closing of the merger, subject to the executive’s continued employment through such anniversary or, in the case of Mr. Martinez, an earlier qualifying termination (including resignation for “good reason” or termination “without cause”) on or after the closing of the merger. Mr. Martinez’s retention agreement also includes a requirement for the execution and non-revocation of a release of claims in favor of the Company on certain terminations of employment.

Other Compensation and Policies

Benefits and Perquisites

Our executive officers are provided retirement and health benefits that are generally available to our other salaried employees, including:

●	Retirement savings plan with a Company match (not available to Mr. Martinez or Mr. Hore);
●	Disability and life insurance (not available to Mr. Martinez); and
●	Medical, vision and dental insurance (not available to Mr. Hore).

Our executive officers, other than Mr. Martinez and Mr. Hore, are eligible to participate in our Executive Deferred Compensation Plan, which allows us to provide non-qualified retirement benefits that are identical to the tax-qualified benefits but on income above the allowable level under the Internal Revenue Code for qualified plans.

We provide limited executive perquisites, based upon competitive market data and, in the case of physical examinations, to promote vitality and succession in the executive team, including:

●	A car allowance, except for Mr. Hore, who has use of a Company-owned vehicle, and Mr. Martinez;
●	A club membership for Mr. Hore; and
●	Reimbursement for an executive physical examination for amounts not covered by insurance, up to $3,000 (not available to Mr. Martinez or Mr. Hore).

Additionally, starting upon his appointment as Interim CEO, we cover the housing and transportation expenses for Mr. Martinez because his home is not in Minnesota where his office is located. We expect this arrangement to continue during Mr. Martinez’s service as President and Chief Executive Officer.

Executive Compensation Clawback Policy

The EVC Plan, the 2011 Stock Incentive Plan (the 2011 Plan) and the 2017 Stock Incentive Plan (the 2017 Plan) include clawback provisions. The provisions require an executive officer to forfeit and allow us to recoup from the executive officer any payments or benefits received by the executive officer under the EVC Plan, the 2011 Plan or the 2017 Plan under certain circumstances, such as certain restatements of our financial statements, termination of employment for cause, violation of the MTS Code of Conduct and breach of an agreement between us and the executive officer.

Stock Ownership Guidelines

To align our executive officers’ and directors’ interests with our shareholders’ interests, the Committee expects our executive officers and directors to acquire significant equity ownership in the Company. Accordingly, we have adopted stock ownership guidelines requiring each executive officer and independent director to achieve an equity ownership level equal to a specified multiple of his or her base salary or annual cash retainer, respectively, within five years of being appointed as an executive officer, within five years of a change in executive officer status resulting in an increased required level of ownership, or within five years of being elected as a director, as applicable.

The current minimum equity ownership levels as a multiple of base pay or annual cash retainer, as applicable, are as follows:

●	Five times for the Chief Executive Officer and all independent directors;
●	Four times for the Chief Financial Officer; and
●	A multiple equal to their executive salary grade level for any other President, Executive Vice President, and Senior Vice President (ranging from one time to four times) and one-half time for a senior level executive.

The policy requires that our executive officers and independent directors hold equity acquired through our equity compensation plans in a minimum amount of 75% of the net shares acquired (net of taxes) until ownership levels are met. The policy also provides that failure by a participant to meet the required ownership level within the time period established will result in a requirement that such participant retain 100% of the net shares acquired (net of taxes) through our equity compensation programs until ownership levels are met.

The Committee reviews the progress of our executive officers and independent directors toward the ownership guidelines on a regular basis. Mr. Graves and Mr. Hore met the ownership guideline requirement. All of our continuing NEOs are within the initial five-year compliance period for meeting the ownership guidelines and we expect that they will each meet the ownership guidelines within the established timeframes with the exception of Mr. Ross. Mr. Ross’s ability to reach the ownership guideline was hindered by a combination of base salary times the guideline multiple in relation to the annual equity grant size and the timing and value of equity settlements. All our independent directors have either met the ownership guidelines or are within the initial five-year compliance period for meeting the ownership guidelines. For those within the initial five-year compliance period, we expect that they will each meet the ownership guidelines within the established timeframes.

Non-GAAP Financial Measures and Performance Metrics

Below is information on how we calculate target levels and actual results for certain metrics discussed above:

●	Adjusted Revenue: Adjusted Revenue is a non-GAAP financial measure and is calculated by excluding the impact of business acquisitions completed during fiscal year 2020 from GAAP revenue. For Messrs. Harrison and Hore, Adjusted Revenue is calculated using financial information for their respective business segments according to the definition described above.

●	Adjusted EBITDA: Adjusted EBITDA is a non-GAAP financial measure. We calculate EBITDA by adding back interest, taxes, depreciation and amortization expense to GAAP net income. Adjusted EBITDA is calculated by adding back stock-based compensation, impairment of assets, acquisition-related expenses, acquisition inventory fair value adjustment, the contingent consideration fair value adjustment, and restructuring / other expenses to EBITDA. In addition, we exclude the EBITDA from business acquisitions completed during fiscal year 2020. For Messrs. Harrison and Hore, Adjusted EBITDA is calculated using financial information for their respective business segments according to the definition described above.

●	Adjusted ROIC for LTIs: Adjusted ROIC for LTIs is a non-GAAP financial measure and is calculated by dividing Adjusted Performance Net Income (as defined below) by Average Adjusted Invested Capital (as defined below) over a three-year time period. Adjusted Performance Net Income is a non-GAAP financial measure and is calculated by excluding the following from net income: after-tax interest expense and the estimated impact to net income from business acquisitions completed during fiscal year 2020 and fiscal year 2019. Average Adjusted Invested Capital is a non-GAAP financial measure and is defined as the aggregate of average interest-bearing debt, excluding interest-bearing debt incurred as a result of business acquisitions completed during fiscal year 2020 and fiscal year 2019, and average shareholders’ equity, excluding equity incurred as a result of the business acquisitions completed during fiscal year 2020 and fiscal year 2019, and is calculated as the sum of current and prior year ending amounts divided by two.

●	Leverage Ratio: Leverage Ratio is a non-GAAP financial measure and is calculated as the ratio of our Adjusted Total Interest-Bearing debt for Leverage Ratio (as defined below) to our Adjusted EBITDA.

●	Adjusted Total Interest-Bearing Debt for Leverage Ratio: Adjusted Total Interest-Bearing Debt for Leverage Ratio is a non-GAAP financial measure. We calculate Adjusted Total Interest-Bearing Debt for Leverage Ratio by excluding interest-bearing debt incurred as a result of business acquisitions completed during fiscal year 2020.

●	Working Capital Rate to Revenue (WCRR): WCRR is a non-GAAP financial measure and is calculated by dividing the Average Working Capital (as defined below) by revenue. We calculate working capital at the end of each quarter by adding together net inventory, accounts receivable and net unbilled accounts receivable; and then subtracting accounts payable and advance payments from customers using GAAP results. Average Working Capital is calculated by adding the total working capital from each quarter and then dividing this sum by four. WCRR and Average Working Capital both exclude the impact of business acquisitions completed during fiscal year 2020. For Messrs. Harrison and Hore, WCCR is calculated using financial information for their respective business segments according to the definition described above.

Compensation and Leadership Development Committee Report

The Compensation and Leadership Development Committee has discussed and reviewed the Compensation Discussion and Analysis set forth above with management. Based upon this review and discussion, the Compensation and Leadership Development Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

SUBMITTED BY THE COMPENSATION AND LEADERSHIP DEVELOPMENT

COMMITTEE OF THE COMPANY’S BOARD OF DIRECTORS

Michael V. Schrock (Chair)

Nancy Altobello

David D. Johnson

Chun Hung (Kenneth) Yu

Risk Considerations in Our Compensation Programs

In fiscal year 2020, management and the Compensation and Leadership Development Committee continued to focus on responsible pay practices designed to produce positive results for the Company and its shareholders without encouraging excessive or inappropriate risk-taking. The Compensation and Leadership Development Committee’s analysis identified the following components of our compensation programs that it believes effectively reduce risk without reducing incentives:

●	Our use of different types of compensation (cash salary, cash incentive compensation and equity) provides an appropriate balance of short-term and long-term incentives with fixed and variable components;
●	Our compensation plan design and the governance processes work together to minimize exposure to excessive risk, while creating a focus on operational activities that contribute to long-term shareholder value creation;
●	Our metrics used to determine the amount of a participant’s incentive compensation under our short-term incentive plans focus on a combination of Company-wide and business unit performance using a balance of top and bottom-line growth measures;
●	Our metric used to determine the amount of a participant’s award under our long-term incentive plan focuses on our ability to create value for investors from our operating activities;
●	Our incentive compensation plans impose threshold and maximum payout levels on awards to ensure that we are rewarding desired performance and limiting windfalls;
●	Our commission-based plans are aligned to drive business growth and support achievement of short- and long-term strategic objectives;
●	Our incentive programs include clawback provisions and allow the use of negative discretion for NEOs;
●	Our stock ownership guidelines encourage prudent contribution to shareholder value and discourage excessive risk taking; and
●	Our system of internal controls places a strong focus on avoiding undue financial risk through well-developed design and administrative review processes.

Based on the Company’s use of these programmatic safeguards and on the Compensation and Leadership Development Committee’s continued review of the Company’s incentive compensation policies and practices for all of the Company’s worldwide locations, the Compensation and Leadership Development Committee concluded in fiscal year 2020 that any risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Conflict of Interest Analysis

Our Compensation and Leadership Development Committee has considered the relationships that its independent compensation consultants have had with the Company, the members of the Compensation and Leadership Development Committee and our executive officers, as well as the policies that the consultants have in place to maintain their independence and objectivity and has determined that the work performed by its compensation consultants has raised no conflicts of interest.

Fiscal Year 2020 Summary Compensation Table

The following table sets forth the cash and non-cash compensation with respect to each NEO during the prior three fiscal years, as applicable.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Non- Equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)	Total ($)

Randy J. Martinez (6) President and Chief Executive Officer	2020	199,383	—	720,053	—	—	84,178	1,003,614

Jeffrey A. Graves (7) Former President and Chief Executive Officer	2020 2019 2018	541,540 712,006 691,348	— — —	1,606,673 1,396,510 1,303,525	535,503 465,501 431,988	— 597,544 415,683	18,253 21,117 20,892	2,701,969 3,192,678 2,863,436

Brian T. Ross Executive Vice President and Chief Financial Officer	2020 2019 2018	426,539 391,349 351,415	— — —	449,997 367,464 237,518	149,996 122,502 62,133	— 180,640 116,124	22,012 21,117 20,892	1,048,544 1,083,072 788,082

Steven B. Harrison Executive Vice President and President, Test & Simulation	2020 2019 2018	465,228 379,430 335,005	— — —	525,001 887,524 168,772	175,002 62,494 55,921	— 184,993 25,752	22,012 46,117 21,685	1,187,243 1,560,558 607,135

David T. Hore Executive Vice President and President, Sensors	2020 2019 2018	290,409 500,000 500,000	— — 107,100	375,013 206,278 268,763	125,000 68,754 55,921	— 103,514 —	32,417 34,329 35,813	822,839 912,874 967,597

Todd J. Klemmensen (8) Senior Vice President, General Counsel and Corporate Secretary	2020	345,541	—	266,284	88,745	—	22,012	722,582

(1)	Reflects the temporary reduction in base salaries that was effective from April 12, 2020 through October 10, 2020.
(2)	Amount for Mr. Hore represents a discretionary cash bonus.
(3)	Amounts represent the aggregate grant date fair value of RSUs and stock options that were granted in each fiscal year as computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 utilizing the assumptions discussed in Note 10 to our Notes to Consolidated Financial Statements for the fiscal year ended October 3, 2020 included in our Annual Report on Form 10-K for fiscal year 2020. Assuming that maximum performance is achieved for PRSUs, total amounts under “Stock Awards” for fiscal year 2020 would be as follows: Dr. Graves, $2,677,789; Mr. Ross, $749,980; Mr. Harrison, $874,995; Mr. Hore, $625,006; and Mr. Klemmensen, $443,807.
(4)	As a part of our response to the COVID-19 pandemic for fiscal year 2020, the Committee cancelled all opportunities for a payout under the EVC Plan.
(5)	The supplemental table below describes the fiscal year 2020 amounts in the “All Other Compensation” column above.
(6)

Mr. Martinez was appointed Interim President and Chief Executive Officer effective May 23, 2020 and was appointed President and Chief Executive Officer effective December 17, 2020. Cash compensation he received for service as a director prior to his appointment as Interim CEO is reflected in the “All Other Compensation” column of this table. Stock awards granted to Mr. Martinez for service as a director prior to his appointment as Interim CEO is reflected in the “Stock Awards” column of this table. Mr. Martinez was not a NEO for fiscal years 2019 or 2018.

(7)	Dr. Graves resigned from the Company effective May 22, 2020.
(8)	Mr. Klemmensen was not a NEO for fiscal years 2019 or 2018.

Supplemental Table to the “All Other Compensation” Column for Fiscal Year 2020

	Retirement Plan				Life Insurance Premiums, Executive Physical and Health
Name	Match ($)	Fiscal Year Contribution (1) ($)	Car ($)	Memberships ($)	Saving Account Contributions ($)	Living Expenses (2) ($)	Director Compensation (3) ($)	Total ($)

Randy J. Martinez	—	—	—	405	—	42,272	41,501	84,178
Jeffrey A. Graves	12,600	—	5,360	—	293	—	—	18,253
Brian T. Ross	12,600	—	8,710	—	702	—	—	22,012
Steven B. Harrison	12,600	—	8,710	—	702	—	—	22,012
David T. Hore	—	—	23,898	7,529	990	—	—	32,417
Todd J. Klemmensen	12,600	—	8,710	—	702	—	—	22,012

(1)	No discretionary Fiscal Year Contribution was made in fiscal year 2020 given overall Company performance.
(2)	Includes expenses for Mr. Martinez related to housing, meals, and transportation starting upon his appointment as Interim CEO because his home is not in Minnesota where his office is located. The amounts reflected are based on the aggregate incremental cost to the Company and represent amounts directly reimbursed to Mr. Martinez or the service provider, as applicable.
(3)	Includes cash compensation paid to Mr. Martinez for his service as a director prior to his appointment as Interim CEO. See “Non-Employee Director Compensation” on page 30 of this Amendment for more information.

Grants of Plan-Based Awards in Fiscal Year 2020

As reflected in the table below, the NEOs generally received four types of plan-based awards for their service in fiscal year 2020: a cash award under the EVC Plan, payable in the first quarter of fiscal year 2021; stock options granted on December 4, 2019 under the 2017 Plan; RSUs granted on December 4, 2019 under the 2017 Plan; and PRSUs granted on December 4, 2019 under the 2017 Plan. In addition, Mr. Harrison received stock options granted on March 15, 2020 under the 2017 Plan; RSUs granted on March 15, 2020 under the 2017 Plan; and PRSUs granted on March 15, 2020 under the 2017 Plan. Mr. Martinez also received grants of RSUs on June 15 and September 15, 2020, in connection with his service as Interim CEO.

EVC Awards

Under our EVC Plan, the NEOs may receive cash payouts after the completion of each fiscal year if specified performance goals established at the beginning of the fiscal year are attained. For each NEO, a cash incentive amount, expressed as a percentage of base salary, is established for performance at each of the target and maximum levels. The EVC Plan awards for fiscal year 2020 were structured so that the cash incentive paid to each NEO would be 0% to 200% of the payout level established for performance at the target level for each goal.

Information about the potential payout levels established for each NEO and the nature and weighting of the goals selected for fiscal year 2020 can be found under “Compensation Discussion and Analysis.” As a part of our response to the COVID-19 pandemic for fiscal year 2020, the Committee cancelled all opportunities for a payout under the EVC Plan, so no amounts were paid pursuant to the EVC Plan for fiscal year 2020 performance.

Stock Options

Unless an option holder is terminated for cause, vested stock options are exercisable for 90 days after the termination of the option holder’s employment, or 180 days upon death, disability or retirement. If an option holder’s employment is terminated for “Cause,” as such term is defined in our 2011 Plan or 2017 Plan, as applicable, all unexercised options will immediately terminate. The Committee may, at any time after the award is granted, accelerate the vesting of some or all the unvested options as it deems appropriate.

Stock options become fully exercisable upon the occurrence of a “Change in Control,” as such term is defined in our 2011 Plan or 2017 Plan, as applicable, unless the acquiring entity assumes or provides a substitute for the award. The Committee may require options be exercised prior to the Change in Control and may pay cash or other securities to cancel awards in connection with the Change in Control. Please see the “Overview and Impact of Merger Agreement” section in the “Compensation Discussion and Analysis” for further information regarding the impact of the merger on outstanding stock options.

Restricted Stock Units

If a unit holder’s employment is terminated, the unvested units will be forfeited. The Committee may, at any time after the award is granted, accelerate the vesting of some or all the unvested units as it deems appropriate. All unvested RSUs will fully vest upon the occurrence of a “Change in Control,” as such term is defined in our 2017 Plan unless the acquiring entity assumes or provides a substitute for the award. The Committee may pay cash or other securities to cancel awards in connection with the Change in Control. Please see the “Overview and Impact of Merger Agreement” section in the “Compensation Discussion and Analysis” for further information regarding the impact of the merger on outstanding RSUs.

Performance Restricted Stock Units

If a unit holder’s employment is terminated, the unvested units will be forfeited. The Committee may, at any time after the award is granted, accelerate the vesting of some or all the unvested units as it deems appropriate. Under our 2017 Plan, unless the Committee determines otherwise at or prior to the “Change in Control,” as such term is defined in our 2017 Plan, any unvested PRSUs will vest based upon actual results at or immediately prior to the Change in Control and/or based upon pro-rated performance goals based on the time elapsed in the performance period as of the date of the Change in Control, unless the acquiring entity assumes or provides a substitute for the award. The Committee may pay cash or other securities to cancel awards in connection with the Change in Control. Please see the “Overview and Impact of Merger Agreement” section in the “Compensation Discussion and Analysis” for further information regarding the impact of the merger on outstanding PRSUs.

Grants to NEOs of plan-based awards in fiscal year 2020 are set forth in the table below.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Options Awards: Number of Securities	Exercise or Base Price of Options	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Award Type (1)	Threshold (3) ($)	Target ($)	Maximum ($)	Threshold (4) (#)	Target (#)	Maximum (#)	or Units (#)	Underlying Options (5) (#)	Awards (5) ($/Sh)	Awards (6) ($)
Randy A. Martinez	2/11/2020	2/10/2020	RSUs	—	—	—	—	—	—	2,695	—	—	120,035
	6/15/2020	5/12/2020	RSUs	—	—	—	—	—	—	24,168	—	—	450,008
	9/15/2020	5/12/2020	RSUs	—	—	—	—	—	—	6,897	—	—	150,010

Jeffrey A. Graves (7)			Cash	75,000	750,000	1,500,000	—	—	—	—	—	—	—
	12/4/2019	11/11/2019	Options	—	—	—	—	—	—	—	48,418	$46.55	535,503
	12/4/2019	11/11/2019	PRSUs	—	—	—	11,505	23,010	46,020	—	—	—	1,071,115
	12/4/2019	11/11/2019	RSUs	—	—	—	—	—	—	11,505	—	—	535,558

Brian T. Ross			Cash	29,250	292,500	585,000	—	—	—	—	—	—	—
	12/4/2019	11/11/2019	Options	—	—	—	—	—	—	—	13,562	$46.55	149,996
	12/4/2019	11/11/2019	PRSUs	—	—	—	3,222	6,445	12,890	—	—	—	299,983
	12/4/2019	11/11/2019	RSUs	—	—	—	—	—	—	3,223	—	—	150,015

Steven B. Harrison			Cash	28,800	288,000	576,000	—	—	—	—	—	—	—
	12/4/2019	11/11/2019	Options	—	—	—	—	—	—	—	11,302	$46.55	125,000
	12/4/2019	11/11/2019	PRSUs	—	—	—	2,685	5,371	10,742	—	—	—	249,993
	12/4/2019	11/11/2019	RSUs	—	—	—	—	—	—	2,686	—	—	125,020
	3/15/2020	2/10/2020	Options	—	—	—	—	—	—	—	4,521	$25.17	50,002
	3/15/2020	2/10/2020	PRSUs	—	—	—	1,986	3,973	7,946	—	—	—	100,000
	3/15/2020	2/10/2020	RSUs	—	—	—	—	—	—	1,986	—	—	49,988

David T. Hore			Cash	30,000	300,000	600,000	—	—	—	—	—	—	—
	12/4/2019	11/11/2019	Options	—	—	—	—	—	—	—	11,302	$46.55	125,000
	12/4/2019	11/11/2019	PRSUs	—	—	—	2,685	5,371	10,742	—	—	—	249,993
	12/4/2019	11/11/2019	RSUs	—	—	—	—	—	—	2,686	—	—	125,020

Todd J. Klemmensen			Cash	17,750	177,500	355,000	—	—	—	—	—	—	—
	12/4/2019	11/11/2019	Options	—	—	—	—	—	—	—	8,024	$46.55	88,745
	12/4/2019	11/11/2019	PRSUs	—	—	—	1,907	3,814	7,628	—	—	—	177,523
	12/4/2019	11/11/2019	RSUs	—	—	—	—	—	—	1,907	—	—	88,761

(1)	The cash awards are made pursuant to the EVC Plan. The grants of stock options, RSUs and PRSUs were made pursuant to the 2017 Plan. Stock options are exercisable in three equal installments each year beginning on the first anniversary of the grant date and have a seven-year term. Other than the RSUs held by Mr. Martinez, the RSUs vest in three equal annual installments beginning on the first anniversary of the grant date. The RSUs granted to Mr. Martinez on February 11, 2020 vest in one installment on February 11, 2021. The remaining RSUs held by Mr. Martinez vested on December 17, 2020 in connection with his appointment as our Chief Executive Officer. The PRSUs vest in December 2022 (for those granted in December 2019 and March 2020).
(2)	The EVC Plan performance goals for fiscal year 2020 are described under “Compensation Discussion and Analysis – 2020 Short-Term Incentives.” Mr. Martinez was not a participant in the EVC Plan. As a part of our response to the COVID-19 pandemic for fiscal year 2020, the Compensation and Leadership Development Committee cancelled all opportunities for a payout under the EVC Plan, so no amounts were paid pursuant to the EVC Plan for fiscal year 2020 performance.
(3)	Threshold amounts can be calculated for each individual performance measure, and in each case are equal to 50% of the target amount payable with respect to that measure. The amounts reported as threshold amounts in the table represent the payout that would have been made if threshold performance were achieved for the performance measure assigned the lowest weight for the respective NEO, assuming that threshold performance was not achieved for any other performance measure.
(4)	Threshold amounts represent minimum number of PRSUs, equal to 50% of the target number of PRSUs available if threshold performance is achieved.
(5)	Equal to the closing market value of shares of our common stock on the Nasdaq Stock Market (Nasdaq) on the grant date.
(6)	The grant date fair value of options is calculated using a multiple option form of the Black-Scholes option valuation model with assumptions for interest rate, expected life, share price volatility and dividend yield. The grant date fair value of RSUs is calculated with reference to the fair market value of the underlying shares (the closing market value of shares of our common stock on Nasdaq on the grant date). The grant date fair value of PRSUs is calculated at the target level of performance with reference to the fair market value of the underlying shares (the closing market value of shares of our common stock on Nasdaq on the grant date). See Note 10 to our Notes to Consolidated Financial Statements for the fiscal year ended October 3, 2020 included in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2020.
(7)	Dr. Graves resigned from the Company effective May 22, 2020. Upon his resignation, Dr. Graves forfeited all unvested options, RSUs, and PRSUs.

Outstanding Equity Awards at 2020 Fiscal Year-End

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised				Number of Shares or Units of Stock	Market Value of Shares or Units of Stock	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unites or Other Rights
		Options (1)				That	That	That	That
				Option		Have	Have	Have	Have
			Un-	Exercise	Option	Not	Not	Not	Not
	Grant	Exercisable	Exercisable	Price	Expiration	Vested	Vested	Vested	Vested
Name	Date	(#)	(#)	($)	Date	(#) (2)	($) (2)	(#) (3)	($) (3)
Randy J. Martinez	2/11/2020	—	—	—	—	2,695	53,873	—	—
	6/15/2020	—	—	—	—	24,168	483,118	—	—
	9/15/2020	—	—	—	—	6,897	137,871	—	—

Jeffrey A. Graves (4)	—	—	—	—	—	—	—	—	—

Brian T. Ross	1/15/2015	1,898	—	71.52	1/15/2022	—	—	—	—
	12/9/2015	4,425	—	61.74	12/9/2022	—	—	—	—
	4/17/2017	4,673	—	46.25	4/17/2024	—	—	—	—
	5/15/2017	4,367	—	52.65	5/15/2024	—	—	—	—
	4/17/2018	3,734	1,866	52.30	4/17/2025	—	—	—	—
	12/5/2018	3,236	6,471	48.80	12/5/2025	—	—	—	—
	12/4/2019	—	13,562	46.55	12/4/2026	—	—	—	—
	12/15/2017	—	—	—	—	305	6,097	—	—
	4/17/2018	—	—	—	—	398	7,956	—	—
	4/17/2018	—	—	—	—	—	—	2,390	47,776
	12/5/2018	—	—	—	—	1,673	33,443	—	—
	12/5/2018	—	—	—	—	—	—	5,020	100,350
	12/4/2019	—	—	—	—	3,223	64,428	—	—
	12/4/2019	—	—	—	—	—	—	6,445	128,836

Steven P. Harrison	4/17/2017	4,543	—	46.25	4/17/2024	—	—	—	—
	4/17/2018	3,360	1,680	52.30	4/17/2025	—	—	—	—
	12/5/2018	1,651	3,301	48.80	12/5/2025	—	—	—	—
	12/4/2019	—	11,302	46.55	12/4/2026	—	—	—	—
	3/15/2020	—	4,521	25.17	12/4/2026	—	—	—	—
	4/17/2018	—	—	—	—	358	7,156	—	—
	4/17/2018	—	—	—	—	—	—	2,151	42,998
	12/5/2018	—	—	—	—	854	17,071	—	—
	12/5/2018	—	—	—	—	—	—	2,561	51,194
	7/15/2019	—	—	—	—	8,323	166,377	—	—
	12/4/2019	—	—	—	—	2,686	53,693	—	—
	12/4/2019	—	—	—	—	—	—	5,371	107,366
	3/15/2020	—	—	—	—	1,986	39,700	—	—
	3/15/2020	—	—	—	—	—	—	3,973	79,420

David T. Hore	4/17/2017	7,139	—	46.25	4/17/2024	—	—	—	—
	4/17/2018	3,360	1,680	52.30	4/17/2025	—	—	—	—
	12/5/2018	1,816	3,632	48.80	12/5/2025	—	—	—	—
	12/4/2019	—	11,302	46.55	12/4/2026	—	—	—	—
	2/15/2018	—	—	—	—	683	13,653	—	—
	4/17/2018	—	—	—	—	358	7,156	—	—
	4/17/2018	—	—	—	—	—	—	2,151	42,998
	12/5/2018	—	—	—	—	939	18,771	—	—
	12/5/2018	—	—	—	—	—	—	2,818	56,332
	12/4/2019	—	—	—	—	2,686	53,693	—	—
	12/4/2019	—	—	—	—	—	—	5,371	107,366

Todd J. Klemmensen	12/4/2013	2,673	—	64.90	12/4/2020	—	—	—	—
	12/3/2014	1,072	—	66.98	12/3/2021	—	—	—	—
	12/9/2015	2,601	—	61.74	12/9/2022	—	—	—	—
	4/17/2017	3,167	—	46.25	4/17/2024	—	—	—	—
	4/17/2018	2,163	1,081	52.30	4/17/2025	—	—	—	—
	12/5/2018	1,981	3,962	48.80	12/5/2025	—	—	—	—
	12/4/2019	—	8,024	46.55	12/4/2026	—	—	—	—
	4/17/2018	—	—	—	—	230	4,598	—	—
	9/15/2018	—	—	—	—	606	12,114	—
	12/5/2018	—	—	—	—	1,024	20,470	—	—
	12/5/2018	—	—	—	—	—	—	3,074	61,449
	12/4/2019	—	—	—	—	1,907	38,121	—	—
	12/4/2019	—	—	—	—	—	—	3,814	76,242

(1)	Stock options granted are exercisable in three equal installments each year beginning on the first anniversary of the grant date and have a seven-year term.
(2)	The market value of unvested RSUs equals the closing price of our common stock on Nasdaq at the end of fiscal year 2020 ($19.99) multiplied by the number of shares or units. Other than the RSUs held by Mr. Martinez, the RSUs vest in three equal annual installments beginning on the first anniversary of the grant date. The RSUs granted to Mr. Martinez on February 11, 2020 vest in one installment on February 11, 2021. The remaining RSUs held by Mr. Martinez vested on December 17, 2020 in connection with his appointment as our Chief Executive Officer.
(3)	The number of PRSUs reported in this column is based on achieving target payouts for future equity performance. The market value of unvested PRSUs equals the closing price of our common stock on Nasdaq at the end of fiscal year 2020 ($19.99) multiplied by the target number of shares or units. The PRSUs vest in December 2020 (for those granted in April 2018), December 2021 (for those granted in December 2018), and December 2022 (for those granted in December 2019 and March 2020).
(4)	Dr. Graves resigned from the Company effective May 22, 2020. Upon his resignation, Dr. Graves forfeited all unvested options, RSUs, and PRSUs. All vested options expired three months following his resignation.

Option Exercises and Stock Vested in Fiscal Year 2020

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vest (1) (#)	Value Realized on Vest (2) ($)
Randy J. Martinez	—	—	2,307	104,346
Jeffrey A. Graves	—	—	14,570	525,280
Brian T. Ross	—	—	3,027	112,117
Steven B. Harrison	—	—	6,685	166,746
David T. Hore	—	—	3,675	146,225
Todd J. Klemmensen	—	—	1,708	48,893

(1)

The number of shares acquired includes the number of shares of stock withheld by the Company to cover tax obligations. The number of shares delivered to each NEO following any withholding was: Mr. Martinez 2,307; Dr. Graves 7,590; Mr. Ross 2,105; Mr. Harrison 4,647; Mr. Hore 2,395, and Mr. Klemmensen 1,160.

(2)	The value realized on the vesting of the RSUs and PRSUs is the fair market value of our common stock at the time of vesting.

Non-Qualified Deferred Compensation

Our Executive Deferred Compensation Plan is a non-qualified plan that provides a select group of employees, including all the NEOs, except Mr. Martinez and Mr. Hore, with the option to defer up to 90% of base salary or short-term cash incentive. Independent directors are also eligible to participate in the Executive Deferred Compensation Plan and may elect to defer up to 100% of the director’s fees we pay.

Participants’ deferred compensation accounts earn a monthly rate of return based on an established interest rate. The interest rate is approved by the Committee in November of each year for the following calendar year. Historically, the ten-year government treasury note rate as of the first business day of the calendar year has been used. As such, the interest rate for calendar year 2020 was 1.88%.

At the time of the deferral election, participants must also select a distribution date and form of distribution. Participants may elect to receive distribution in a single payment, installments, or combination thereof. Distribution elections cannot change unless the election is to postpone payment until the fifth anniversary of separation from service or, if later, age 60 and the election must be made at least 12 months before separation from service. In no case can an earlier distribution election be allowed.

None of our NEOs elected to participate in the Executive Deferred Compensation Plan during fiscal year 2020 and none of our NEOs have prior balances in the Executive Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

Payments and benefits receivable by the NEOs upon termination of employment or a change in control of our Company are governed by the arrangements described below. As Interim CEO, Mr. Martinez did not participate in the Executive Change in Control Severance Plan or the Executive Severance Plan. Additionally, this section does not address the compensation that may be paid or become payable to the NEOs and that is based on, or otherwise relates to, the merger. Only those plans that were in place as of October 3, 2020 are discussed below.

Executive Change in Control Severance Plan

We maintain the Executive Change in Control Severance Plan (the Change in Control Severance Plan), which provides severance benefits, subject to executing and not rescinding a release, to each of our executive officers other than Mr. Martinez upon a termination by the Company (other than for “cause” or due to death or disability) or resignation by the executive officer for “good reason” within two years following a “change in control,” each as defined in the Change in Control Severance Plan (each, a qualifying termination of employment). The contemplated merger will be a “change in control” as defined under the Change in Control Severance Plan. Under the Change in Control Severance Plan, upon a qualifying termination of employment, the Company will pay the executive officer a cash severance benefit equal to 200% times the executive officer’s “annual compensation.” Under the Change in Control Severance Plan, “annual compensation” is defined as the sum of the following: (i) annual base salary; (ii) average annual amounts paid under the EVC Plan for the preceding three years (or the actual number of years of receipt of such incentive compensation if less than three years); and (iii) any other form of compensation paid to the participant and included in such individual’s gross income during the 12-month period immediately prior to the date of termination (but excluding (a) any amount actually paid to the participant as a target bonus (regardless of whether all or any portion of such Company bonus was contributed to a deferred compensation plan); (b) compensation income recognized as a result of the exercise of stock options or sale of the stock so acquired, the vesting of restricted stock or distribution of restricted stock units; and (c) any payments actually or constructively received from a plan or arrangement of deferred compensation). The cash severance benefit will be paid in a lump sum within 60 days following the executive officer’s qualifying termination of employment. In addition, under the terms of the Change in Control Severance Plan, for the 18-month period following the qualifying termination of employment, the Company will provide life, disability, accident and health insurance benefits substantially similar to those that the executive officer received or was entitled to receive immediately prior to the notice of termination with respect to such qualifying termination of employment; provided, however, that if the Company’s pre-tax subsidy of providing such benefits would result in discrimination under applicable tax laws, then the Company will pay an amount equal to 200% of such monthly premiums as additional compensation to the executive officer in lieu of such continued coverage. The executive officer will be responsible for the payment of his or her portion of the premiums for such benefits at the same relative percentage of total premiums as the executive officer paid before the executive officer’s termination and following the end of such 18-month period, the executive officer will be eligible for continued health coverage as required by Section 4980B of the Internal Revenue Code or other applicable law as if the executive officer’s qualifying event occurred as of the end of such period.

For purposes of the Change in Control Severance Plan, “cause” generally means any of the following: (i) the willful and continued failure by the executive officer to perform substantially the duties and responsibilities of his or her position; (ii) the conviction by a court of competent jurisdiction for felony criminal conduct which, in the good faith opinion of the Company, would impair the executive officer’s ability to perform his or her duties or impair the business reputation of the Company; (iii) the executive officer’s willful engagement in fraud or dishonesty that is demonstrably and materially injurious to the Company, monetarily or otherwise; or (iv) a material violation by the executive officer of the Company’s policies or codes of conduct.

For purposes of the Change in Control Severance Plan, “good reason” generally means, without an executive officer’s express written consent, any of the following: (i) the assignment to the executive officer of duties materially inconsistent with such executive officer’s authority, duties or responsibilities with respect to his or her position, or any action by the Company that results in a diminution in such authority, duties or responsibilities; (ii) a material reduction in the executive officer’s total target compensation (including base salary, cash incentive and equity); (iii) a material reduction in the budget over which the executive officer retains authority; (iv) a change in the geographic location at which the executive officer must perform services for the Company greater than 25 miles from the prior location; and (v) any material violation of the Change in Control Severance Plan by the Company, including but not limited to, any purported termination of the executive officer’s employment that is not made pursuant to a notice of termination satisfying the requirements of the Change in Control Severance Plan. The executive officer will be entitled to terminate employment for “good reason” only if: (a) the executive officer provides written notice to the chief executive officer (or in the case of the chief executive officer, the chair of the compensation committee of the Board) of the Company stating the existence of the good reason condition within 90 days of the initial existence of the condition; (b) the Company does not remedy such condition within 30 days of the date of such notice; and (c) the executive officer terminates employment within 90 days following the last day of the 30-day remedial period.

In the event that the vesting, acceleration and payment of any equity awards or other compensation or benefits, together with all other payments and the value of any benefits received or to be received by the executive officer under the Change in Control Severance Plan, would result in all or a portion of such payment being subject to the excise tax under Section 4999 of the Code, then the benefits to be received by the executive officer under the Change in Control Severance Plan will be either (i) the full payment or (ii) such lesser amount determined by the Company in accordance with the terms of the Change in Control Severance Plan that would result in no portion of the payment being subject to the excise tax if such lesser amount would result in the executive officer receiving a higher net after-tax amount than receiving the full payment without any reduction.

As a condition to the receipt of benefits under the Change in Control Severance Plan, the executive officer may not render services to any entity offering any competing product of the Company for a period of two years following the date of termination. If the executive officer breaches this non-competition covenant, all benefits under the Change in Control Severance Plan will cease immediately, other than insurance benefits, which the executive officer may continue to the extent permitted under federal and state law at the executive officer’s own expense.

Executive Severance Plan

We adopted the Executive Severance Plan on September 30, 2013 (the Severance Plan), so that the treatment of all eligible NEOs would be consistent if such executive’s employment with the Company or an affiliate was terminated without Cause or for Good Reason, each as defined in the Severance Plan. In the event of such termination, the Severance Plan provides that the eligible participant would receive as benefits a sum equal to 100% of his or her annualized basic cash remuneration in effect during the then current year and certain life, accident and health insurance coverage. The cash severance benefit would be paid in equal installments on each payroll pay date during the 12-month period beginning no later than 60 days following the date of termination. As a condition of the receipt of these benefits, the executive may not render services to any entity offering any competing product for a period of one year following the date of termination. In addition, payments to be paid under the Severance Plan can be forfeited, and certain payments already made can be recaptured, if the executive engaged or engages in conduct detrimental to the Company while employed by the Company or violates the Severance Plan’s non-compete provisions.

Equity Incentives

The 2011 Plan and the 2017 Plan provide that, if any awards have not been assumed or substituted by an acquiring entity, any stock incentives accelerate upon a change in control. If awards have been assumed or substituted by an acquiring entity, the stock incentives will not accelerate upon a change in control. Notwithstanding the foregoing, unless the Committee determines at or prior to the Change in Control, with respect to a stock incentive that is subject to a performance goal for which the performance period has not expired, the stock incentive will only accelerate as to the number of shares that is determined by measuring the applicable performance goal based upon actual results at or immediately prior to the Change in Control and/or based upon performance goals pro-rated based on the time elapsed in the performance period as of the Change in Control. Please see the “Overview and Impact of Merger Agreement” section in the “Compensation Discussion and Analysis” for further information regarding the impact of the merger on outstanding stock options.

Short-Term Cash Incentives

Under the terms of the awards made pursuant to the EVC Plan, if a NEO’s employment with the Company is terminated for any reason other than death before the end of the fiscal year on which the performance goals are based, the officer will not receive any payout under the EVC Plan. If a NEO dies during the fiscal year on which the performance goals are based, a prorated payout based on actual achievement of the performance goals at the end of the fiscal year will be made to such officer’s estate. Such a payout will be proportionately reduced based upon the time such NEO was employed during the fiscal year.

Estimated Payments for Named Executive Officers

Assuming that a termination of employment and/or change in control occurred on October 3, 2020, the total compensation payable to the following NEOs in accordance with the Executive Change in Control Severance and Executive Severance Plans that were in place at that time is as set forth in the table below.

	Termination of Employment in Conjunction with a Change in Control				Change in Control (without Termination of Employment)	Termination (without Change in Control)
Name	Cash Payment ($) (1)	Accelerated Vesting ($) (2)	Benefits ($) (3)	Total Value ($)	Accelerated Vesting ($) (2)	Cash Payment ($) (4)	Benefits ($) (5)	Total Value ($)
Randy J. Martinez (6)	-	674,862	-	674,862	674,862	-	-	-
Jeffrey A. Graves (7)	-	-	-	-	-	-	-	-
Brian T. Ross	1,115,262	388,885	11,725	1,515,872	388,885	450,000	7,240	457,240
Steven B. Harrison	1,117,917	564,977	2,776	1,685,670	564,977	480,000	1,275	481,275
David T. Hore	1,131,864	299,970	30,834	1,462,668	299,970	500,000	20,112	520,112
Todd J. Klemmensen	832,720	212,993	1,593	1,047,306	212,993	355,000	486	355,486

(1)	Pursuant to the Change in Control Severance Plan, represents two times each NEO’s respective annual compensation, which consists of annual base salary, the average of the cash incentive payment made pursuant to the EVC Plan for each of the prior three fiscal years, excluding any payments made with respect to a partial fiscal year, and other non-EVC Plan based payments during the previous 12-month period prior to the date of termination.
(2)	Represents the aggregate value of stock options and restricted stock units held by each NEO that were not vested as of October 3, 2020 but whose vesting and exercisability would have been accelerated under the terms of the 2011 Plan and 2017 Plan (assuming that the awards were not assumed or substituted by an acquiring entity). If the awards were assumed or substituted by an acquiring entity, the vesting and exercisability would not accelerate upon a change in control. The value of accelerating each unvested stock option is equal to the difference between the stock price and the exercise price of such option. The value of accelerating each unvested restricted stock unit is equal in each case to the stock price.

(3)	Pursuant to the Change in Control Severance Plan, represents payments made to each NEO for life, disability, and accident and health insurance benefits for 18 months following termination.
(4)	Pursuant to the Severance Plan, represents each NEO’s annualized basic cash remuneration.
(5)	Pursuant to the Severance Plan, represents payments made for each NEO’s life, accident and health insurance benefits for 12 months following termination.
(6)	As Interim CEO, Mr. Martinez was not eligible to receive benefits under either the Change in Control Severance Plan or the Severance Plan.
(7)	Dr. Graves resigned from the Company effective May 22, 2020. He did not receive any severance benefits in connection with his resignation.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the median of the annual total compensation of our employees and the annualized total compensation of Randy J. Martinez. Mr. Martinez was appointed as Interim President and Chief Executive Officer effective May 23, 2020 and was appointed President and Chief Executive Officer effective December 17, 2020. Because Mr. Martinez was appointed Interim CEO mid-year, in accordance with SEC rules, we annualized his compensation for the entire year for purposes of this calculation. As a result, Mr. Martinez’s annualized total compensation shown below does not match his annual total compensation for fiscal year 2020 as set forth in the Fiscal Year 2020 Summary Compensation Table above.

For fiscal year 2020:

●	The median of the annual total compensation of all employees of our company (excluding Mr. Martinez) was reasonably estimated to be $56,543;

●	The annual total compensation of Mr. Martinez was $2,606,101.

●	Based on this information, the ratio of the annual total compensation of our chief executive officer to the median of the annual total compensation of all other employees is estimated to be 46.1 to 1.

Under the SEC’s rules, a company is required to identify its median employee only once every three years so long as there have been minimal changes to its employee population or employee compensation arrangements that the company reasonably believes would not have a meaningful impact on its pay ratio. We believe that we have not had any such changes in fiscal year 2020 that would have impacted our pay ratio. As such, we continue to use the median employee originally identified in fiscal year 2018. To identify such median employee, we began by considering each individual employed by us worldwide on July 1, 2018, which included approximately 3,500 total employees. We then calculated total cash compensation for each employee including both current base salary (or annual wage rate) and bonuses paid during the prior 12 months. To calculate total cash compensation for any employee that we paid in currency other than U.S. Dollars, we applied the applicable foreign currency exchange rate in effect on July 1, 2018 to determine the amount in U.S. Dollars. Once compiled into a single database, we analyzed the compensation amounts for all our employees (excluding our chief executive officer) to determine our median employee. Using this median employee, we added together all the elements of such employee’s compensation for fiscal year 2020 in the same way that we calculate the annual total compensation of our NEOs in the Fiscal Year 2020 Summary Compensation Table, which resulted in the number reported above as the median of the annual total compensation of all employees of our company (excluding Mr. Martinez).

To determine the annualized total compensation for Mr. Martinez, we annualized his base salary from $199,383 to $681,229, his long-term incentive compensation from $600,000 (reflecting four months of equity grants at $150,000 per month) to $1,800,000 (reflecting a full year of equity grants at $150,000 per month), and his travel and hotel reimbursement from $42,272 to $124,468. We did not annualize certain other amounts that appear as all other compensation in the Fiscal Year 2020 Summary Compensation Table above as those were one-time payments or payments for Mr. Martinez’s services as a director prior to his appointment as Interim CEO. To calculate our ratio, we divided Mr. Martinez’s annualized total compensation by the median employee’s annual total compensation.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has been an officer or employee of our Company or any of our subsidiaries and affiliates or has had any relationship with our Company requiring disclosure in this Amendment other than service as a director. None of our executive officers served on the board of directors or on the compensation committee of any entity at the same time that an officer of such entity served either on our Board of Directors or on our Compensation and Leadership Development Committee.

Non-Employee Director Compensation

The table below reflects the cash compensation for annual service during fiscal year 2020 to our non-employee directors:

Role	Fiscal Year 2020 Annual Cash Retainer (1)
Chairman of the Board	$120,000
All other non-employee directors	$60,000
Audit Committee
Chair	$25,000
All other committee members	$10,000
Compensation Committee
Chair	$17,500
All other committee members	$7,500
Nominating and Governance Committee
Chair	$12,500
All other committee members	$5,000
Special Finance and Operations Committee
All committee members	$25,000

(1)	Effective April 16, 2020 through October 4, 2020, all members of the Board took a temporary 20% reduction of their cash compensation.

Upon election or re-election to the Board at each of our annual meetings of shareholders, the directors receive an annual grant of restricted stock units under our 2017 Stock Incentive Plan with the number of shares equal to the amounts set forth in the table below. The annual restricted stock unit award will vest on the one-year anniversary of the date of grant. Please see the “Overview and Impact of Merger Agreement” section in the “Compensation Discussion and Analysis” for further information regarding the impact of the merger on outstanding equity awards.

Role	Fiscal Year 2020 Award Amount	Fiscal Year 2020 RSU Grant (#) (1)
David J. Anderson	$154,000	3,458
Nancy A. Altobello	$120,000	2,695
David D. Johnson	$120,000	2,695
Randy J. Martinez	$120,000	2,695
Michael V. Schrock	$120,000	2,695
Kenneth Yu	$120,000	2,695
Linda K. Zukauckas	$120,000	2,695

(1)	Calculated as award amount divided by the grant date stock price rounded down to the next whole number.

If a non-employee director is appointed to the Board prior to the annual meeting of shareholders, the non-employee director may receive a pro-rated restricted stock unit award depending upon, among other factors, the length of time until the next annual meeting of shareholders. If a non-employee director resigns, retires or otherwise terminates his or her service as a director, a pro-rata portion of any restricted stock units held by such director shall vest prior to the date that the restrictions would otherwise lapse. Non-employee directors are also reimbursed for travel expenses to Board meetings.

Non-employee directors are also eligible to participate in the Executive Deferred Compensation Plan and may elect to defer up to 100% of the director’s fees we pay in cash and to defer the settlement of up to 100% of the restricted stock unit awards that they are eligible to receive. At the time of the deferral election, participants must select a distribution date and form of distribution. The plan provides for the crediting of dividend equivalents on such deferred settlement restricted stock units and for the crediting of interest on cash amounts (deferred director fees and dividend equivalents amounts) that are credited to a participant’s deferred account. The interest rate utilized is approved by the Compensation and Leadership Development Committee in November of each year for the following calendar year. Historically, the ten-year government treasury note rate as of the first business day of the calendar year has been used. The interest rate for calendar year 2020 was 1.88%. For fiscal year 2020, Ms. Altobello elected to defer settlement of 100% of her restricted stock unit grant and associated dividend equivalents paid on such grant. Earnings on the deferred compensation accounts (dividend equivalents and interest credits) do not represent above-market or preferential earnings.

The table below shows cash compensation earned by non-employee directors for fiscal year 2020 and either paid in cash or deferred at the election of the director as described above. The table also shows the dollar amounts recognized by us for financial statement reporting purposes during fiscal year 2020 for restricted stock unit awards granted for service during fiscal year 2020.

Director Compensation for Fiscal Year 2020

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	All Other Compensation ($) (4)	Total ($)
David J. Anderson	111,758	154,019	5,317	271,094
Nancy A. Altobello	84,235	120,035	1,945	206,215
David D. Johnson	97,439	120,035	13,155	230,629
Randy J. Martinez (5)	40,000	120,035	1,501	161,536
Michael V. Schrock	83,500	120,035	1,501	205,036
Gail P. Steinel	20,625	-	2,970	23,595
Kenneth Yu	65,646	120,035	1,501	187,182
Linda K. Zukauckas	69,849	120,035	1,898	191,782

(1)	Includes annual retainer and committee meeting fees paid in cash.
(2)	Amounts represent aggregate grant date fair value during fiscal year 2020 under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 based on the valuation and utilizing the assumptions discussed in Note 10 to our Notes to Consolidated Financial Statements for the fiscal year ended October 3, 2020 included in our Annual Report on Form 10-K for fiscal year 2020. Mr. Anderson was awarded 3,458 restricted stock units and each of Ms. Altobello, Mr. Johnson, Mr. Martinez, Mr. Schrock, Mr. Yu and Ms. Zukauckas were awarded 2,695 restricted stock units during fiscal year 2020 with a grant date fair value of $44.54 per share.
(3)	As of October 3, 2020, the directors held the following number of restricted stock units: Mr. Anderson – 3,458; Ms. Altobello – 2,695; Mr. Johnson – 2,695; Mr. Martinez – 40,089; Mr. Schrock – 2,695; Ms. Steinel – 0; Mr. Yu – 2,695; and Ms. Zukauckas – 2,695.
(4)	Reflects cash dividends paid on unvested restricted stock units or dividend equivalents credited on deferred restricted stock units in fiscal year 2020.
(5)	Does not include compensation paid to Mr. Martinez for his service as Interim CEO, which is reflected on the Fiscal Year 2020 Summary Compensation Table on page 20 of this Amendment. Upon his appointment as Interim CEO, Mr. Martinez no longer receives separate compensation for his services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of October 3, 2020.

(shares in thousands)	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of shares of common stock remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by shareholders	855	$52.06	1,010
Equity compensation plans not approved by shareholders	-	-	-
Total	855	$52.06	1,010

(1)	Reflects securities to be issued upon the exercise of stock options and the vesting of restricted stock units under the 2017 Plan.
(2)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock and restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(3)	Includes securities available for future issuance under the 2017 Plan other than those listed in the first column and approximately 530,000 shares of common stock available for issuance under our 2012 Employee Stock Purchase Plan (the 2012 ESPP).

Under the 2012 ESPP, there is a two-year mandatory holding period for stock acquired upon exercise of options granted thereunder. In contrast, there is no mandatory holding period for stock acquired upon exercise of options granted under the 2017 Plan. However, the federal income tax consequences to an employee for immediate disposition of stock acquired upon exercise of incentive stock options may make it more advantageous to the employee to hold such shares for at least one year from the date of exercise and two years from the date of grant. In addition, our executive officers and directors are subject to stock ownership guidelines that may encourage our executive officers and directors to hold shares acquired upon exercise of options. See “Compensation Discussion and Analysis – Compensation Policies – Stock Ownership Guidelines” included in Part III, Item 11 of this Amendment for more information.

Security Ownership of Principal Shareholders and Management

The following table sets forth, as of the close of business on January 27, 2021, the number and percentage of outstanding shares of our common stock beneficially owned by each person who is known to us to beneficially own more than five percent of our common stock.

Name and Address of Beneficial Owner	Number of Shares	Note	Percent
BlackRock, Inc. 55 East 52nd St. New York, NY 10055	3,093,687	(1)	15.9%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	2,054,702	(2)	10.6%
Fuller & Thaler Asset Management, Inc. 411 Borel Avenue, Suite 300 San Mateo, CA 94402	1,007,739	(3)	5.2%

(1)

According to the Schedule 13G/A filed on January 25, 2021 with the SEC. Includes 3,061,107 shares over which BlackRock, Inc. has sole voting power and 3,093,687. shares over which BlackRock, Inc. has sole dispositive power.

(2)	According to the Schedule 13G/A filed on February 12, 2020 with the SEC. Includes 24,471 shares over which The Vanguard Group, Inc. has sole voting power, 2,926 shares over which The Vanguard Group, Inc. has shared voting power, 2,029,850 shares over which The Vanguard Group, Inc. has sole dispositive power and 24,852 shares over which The Vanguard Group, Inc. has shared dispositive power.
(3)	According to the Schedule 13G/A filed on February 14, 2020 with the SEC. Includes 986,754 shares over which Fuller & Thaler Asset Management, Inc. has sole voting power and 1,007,739 shares over which Fuller & Thaler Asset Management, Inc. has sole dispositive power.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of January 27, 2021 by:

●	Each director and “named executive officer”; and
●	all directors and executive officers of the Company as a group.

Name	Shares of Common Stock	RSUs (1)	Options (2)	Total (3)	Percent of Class
David J. Anderson	23,790	3,458	-	27,248	*
Nancy A. Altobello	-	2,695	-	2,695	*
David D. Johnson	10,818	2,695	-	13,513	*
Michael V. Schrock	21,337	2,695	-	24,032	*
Chun Hung (Kenneth) Yu	23,382.0318	2,695	-	26,077.0318	*
Linda K. Zukauckas	6,215	2,695	-	8,910	*
Randy J. Martinez	38,998	2,695	-	41,693	*
Jeffrey A. Graves (4)	69,442.7024	-	-	69,442.7024	*
Brian T. Ross	8,017.0917	-	30,090	38,107.0917	*
Steven B. Harrison	12,998.8672	-	16,480	29,478.8672	*
David T. Hore	41,611.8813	683	17,899	60,193.8813	*
Todd J. Klemmensen	4,133	-	15,640	19,773	*
All Directors and Executive Officers as a group (11 persons)	191,300.8720	20,311	80,109	291,720.8720	1.5%

* Represents less than one percent.

(1)	Includes RSUs vesting within sixty days of January 27, 2021.
(2)	Includes options exercisable within sixty days of January 27, 2021.
(3)	Does not include the following deferred stock units that will settle in an equal number of common shares more than sixty days after the reporting person leaves the Company’s Board: Mr. Anderson, 4,518 deferred stock units; Ms. Altobello, 1,815 deferred stock units; and Mr. Johnson, 11,375 deferred stock units.
(4)	Reflects ownership by Dr. Graves as of immediately after his last day of employment with the Company.

Change in Control

If the merger contemplated by the merger agreement is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the merger (other than (i) shares of our common stock that are owned of record by the Company or any subsidiary of the Company (other than those held on behalf of a third party), (ii) shares owned of record by Parent, Sub or any of their respective subsidiaries (other than those held on behalf of a third party) and (iii) shares held by shareholders who have not voted in favor of approval and adoption of the merger agreement and who are entitled to demand and properly exercise dissenters’ rights with respect to such shares and complied in all respects with all the applicable provisions of the Minnesota Business Corporation Act) will be cancelled and cease to exist and will be automatically converted into the right to receive $58.50 per share in cash, without interest thereon, subject to any applicable withholding taxes.

The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 9, 2020, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Audit Committee is responsible for the review and approval of all related party transactions between the Company and any of our executive officers, directors or director nominees, or any immediate family member of any such person. Pursuant to a written related party transactions approval policy and procedure adopted by the Audit Committee, all related party transactions that involve amounts in excess of $120,000 and in which a related party has or will have a direct or indirect material interest, must be approved in advance by the Audit Committee. If the proposed transaction involves a member of the Audit Committee, such member will not participate in the deliberations or vote on the proposed transaction. Related party transactions may be approved if the Audit Committee in good faith determines them to be (i) fair and reasonable to us, (ii) on terms no less favorable than could be obtained by us if the transaction did not involve a related party and (iii) in our best interests.

There were no related party transactions during fiscal year 2020.

Director Independence

Independence determinations concerning the Board are made by the Nominating and Governance Committee and, with regard to related party transactions, by the Audit Committee. The Nominating and Governance Committee of the Board has determined that Mr. Anderson, Ms. Altobello, Mr. Johnson, Mr. Schrock, Mr. Yu and Ms. Zukauckas are independent, as defined by the applicable rules for companies listed on the Nasdaq Stock Market. Mr. Martinez was independent prior to his appointment as Interim CEO of the Company, but, as of May 23, 2020, Mr. Martinez is no longer independent due to his employment with the Company. In making the independence determination with respect to related party transactions during fiscal year 2020, the Audit Committee considered the following, with regard to Mr. Anderson that the Company sold less than $50,000 in goods and services to Modine Manufacturing Company; Mr. Schrock that the Company purchased approximately $22,000,000 in goods and services from Plexus Corporation, and sold approximately $1,500,000 in goods and services to Plexus Corporation; and Ms. Zukauckas that the Company purchased less than $300,000 in goods and services from American Express. The Audit Committee determined that the aggregate dollar amounts of the transactions are below the threshold for the Nasdaq Stock Market independence rules and that the transactions do not present a real, potential or perceived conflict between the Company’s interests and the direct or indirect interests of Mr. Anderson, Mr. Schrock or Ms. Zukauckas, as applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On September 23, 2019, the Audit Committee approved the engagement of Deloitte & Touche LLP (Deloitte) as our independent registered public accounting firm for the fiscal year ending October 3, 2020. In connection with this appointment, the Audit Committee approved the dismissal of KPMG LLP (KPMG), our then-current independent registered public accounting firm, effective upon completion of the audit for the fiscal year ended September 28, 2019.

Fees and Services

The following table presents aggregate fees for professional services rendered by Deloitte in fiscal year 2020 and KPMG in fiscal year 2019 for the audit of our annual financial statements and for other services.

	Fiscal Year ($000’s)
	2020	2019
Audit Fees (1)	$2,760	$3,540
Audit-Related Fees (2)	-	75
Tax Fees (3)	50	288
All Other Fees (4)	-	-
Total fees	$2,810	$3,903

(1)	Includes annual audit of consolidated financial statements and internal control over financial reporting, certain statutory audits, and work related to other filings with the SEC.
(2)	Audit-related fees consist of fees for audits of our employee benefit plans and fees for due diligence.
(3)	Tax fees consist of fees for tax compliance and tax consultation services.
(4)	There were no other fees in fiscal year 2019 or fiscal year 2020.

The amounts in the table include out-of-pocket expenses incurred by Deloitte and KPMG. The Audit Committee pre-approved all non-audit services described in the table. The Audit Committee has determined that the provision of the services identified in the table is compatible with maintaining the independence of Deloitte and KPMG, as applicable.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment:

(2)	Exhibits

Exhibit
Number	Description
31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date:	January 29, 2021	/s/ RANDY J. MARTINEZ
Randy J. Martinez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 29, 2021	/s/ BRIAN T. ROSS
Brian T. Ross
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RANDY J. MARTINEZ	President and	January 29, 2021
Randy J. Martinez	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ BRIAN T. ROSS	Executive Vice President	January 29, 2021
Brian T. Ross	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ DAVID J. ANDERSON	Non-Executive	January 29, 2021
David J. Anderson	Chairman of the Board

/s/ NANCY A. ALTOBELLO	Director	January 29, 2021
Nancy A. Altobello

/s/ DAVID D. JOHNSON	Director	January 29, 2021
David D. Johnson

/s/ MICHAEL V. SCHROCK	Director	January 29, 2021
Michael V. Schrock

/s/ CHUN HUNG (KENNETH) YU	Director	January 29, 2021
Chun Hung (Kenneth) Yu

/s/ LINDA K. ZUKAUCKAS	Director	January 29, 2021
Linda K. Zukauckas

