Form 10-Q
period 2021-01-02
MTS SYSTEMS CORP
filed 2021-02-09
CIK 68709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021
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

Large accelerated filer	☐	Accelerated filer	☒		Emerging growth company	☐

Non-accelerated filer ☐		Smaller reporting company		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No
As of February 4, 2021, there were 19,474,695 shares of common stock outstanding.

MTS Systems Corporation
Quarterly Report on Form 10-Q
For the Three Months Ended January 2, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MTS SYSTEMS CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	January 2, 2021	October 3, 2020
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$112,584	$88,913
Accounts receivable, net of allowance for doubtful accounts of $3,884 and $4,528, respectively	123,524	128,733
Unbilled accounts receivable, net	80,673	84,685
Inventories, net	179,643	174,241
Prepaid expenses and other current assets	32,020	24,429
Total current assets	528,444	501,001
Property and equipment, net	90,246	95,110
Goodwill	230,623	228,640
Intangible assets, net	292,933	295,095
Other long-term assets	20,671	23,313
Deferred income taxes	5,326	7,072
Total assets	$1,168,243	$1,150,231

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$10,000	$17,000
Current maturities of long-term debt, net	25,857	25,843
Accounts payable	59,841	51,562
Accrued payroll and related costs	43,754	39,849
Advance payments from customers	84,491	78,774
Accrued warranty costs	5,926	5,974
Accrued income taxes	4,547	4,782
Contingent consideration	28,131	26,497
Other accrued liabilities	51,113	46,570
Total current liabilities	313,660	296,851
Long-term debt, less current maturities, net	541,228	541,730
Deferred income taxes	34,310	35,513
Non-current accrued income taxes	5,354	4,819
Defined benefit pension plan obligation	15,579	15,982
Non-current accrued payroll and related costs	3,847	5,273
Other long-term liabilities	21,302	28,880
Total liabilities	935,280	929,048

Shareholders' Equity
Common stock, $0.25 par value; 64,000 shares authorized: 19,448 and 19,264 shares issued and outstanding as of January 2, 2021 and October 3, 2020, respectively	4,862	4,816
Additional paid-in capital	194,602	189,580
Retained earnings	33,483	31,768
Accumulated other comprehensive income (loss)	16	(4,981)
Total shareholders' equity	232,963	221,183
Total liabilities and shareholders' equity	$1,168,243	$1,150,231
Note: The Consolidated Balance Sheet as of October 3, 2020 has been derived from the audited consolidated financial statements at that date.
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 2, 2021	December 28, 2019
Revenue
Product	$174,740	$178,858
Service	24,064	26,985
Total revenue	198,804	205,843
Cost of Sales
Product	109,558	111,639
Service	14,831	17,595
Total cost of sales	124,389	129,234
Gross profit	74,415	76,609
Operating expenses
Selling and marketing	28,422	32,719
General and administrative	34,159	21,693
Research and development	7,203	7,039
Total operating expenses	69,784	61,451
Income from operations	4,631	15,158
Interest income (expense), net	(8,467)	(8,272)
Other income (expense), net	6,413	(431)
Income before income taxes	2,577	6,455
Income tax provision (benefit)	862	1,149
Net income	$1,715	$5,306

Earnings per share
Basic
Earnings per share	$0.09	$0.28
Weighted average common shares outstanding	19,312	19,146

Diluted
Earnings per share	$0.09	$0.27
Weighted average common shares outstanding	19,476	19,369

Dividends declared per share	$—	$0.30

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2021	December 28, 2019
Net income	$1,715	$5,306
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) adjustments	8,457	3,547
Derivative instruments
Unrealized net gain (loss)	(4,128)	(114)
Net (gain) loss reclassified to earnings	246	(250)
Defined benefit pension plan
Unrealized net gain (loss)	665	384
Net (gain) loss reclassified to earnings	194	212
Currency exchange rate gain (loss)	(437)	(182)
Other comprehensive income (loss)	4,997	3,597
Comprehensive income	$6,712	$8,903

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended January 2, 2021
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, October 3, 2020	19,264	$4,816	$189,580	$31,768	$(4,981)	$221,183
Total comprehensive income	—	—	—	1,715	4,997	6,712
Exercise of stock options	78	20	3,771	—	—	3,791
Stock-based compensation	108	27	2,621	—	—	2,648
Issuance for employee stock purchase plan	37	9	523	—	—	532
Common stock purchased and retired	(39)	(10)	(1,893)	—	—	(1,903)
Balance, January 2, 2021	19,448	$4,862	$194,602	$33,483	$16	$232,963

	Three Months Ended December 28, 2019
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount		Retained Earnings
Balance, September 28, 2019	19,124	$4,781	$182,422	$315,329	$(18,473)	$484,059
Total comprehensive income	—	—	—	5,306	3,597	8,903
Exercise of stock options	1	—	41	—	—	41
Stock-based compensation	49	12	2,316	—	—	2,328
Common stock purchased and retired	(18)	(4)	(831)	—	—	(835)
Dividends, $0.30 per share	—	—	—	(5,748)	—	(5,748)
Balance, December 28, 2019	19,156	$4,789	$183,948	$314,887	$(14,876)	$488,748

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

MTS SYSTEMS CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2021	December 28, 2019
Cash Flows from Operating Activities
Net income	$1,715	$5,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	2,678	2,167
Fair value adjustment to acquired inventory	—	540
Net periodic pension benefit cost	375	462
Depreciation	5,612	5,662
Amortization	5,655	4,785
Accretion of contingent consideration	468	—
(Gain) loss on sale or disposal of property and equipment and intangible assets	(5,512)	612
Amortization of debt issuance costs	815	867
Deferred income taxes	121	66
Bad debt provision (recovery), net	(109)	(460)
Changes in operating assets and liabilities
Accounts receivable and unbilled accounts receivable	14,132	4,983
Inventories, net	(4,108)	(9,716)
Prepaid expenses	(4,616)	(177)
Accounts payable	7,202	913
Accrued payroll and related costs	2,924	(12,410)
Advance payments from customers	(1,522)	(7,512)
Accrued warranty costs	(60)	572
Other assets and liabilities	(6,516)	(2,403)
Net Cash Provided by (Used in) Operating Activities	19,254	(5,743)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,606)	(10,572)
Proceeds from sale of property and equipment	8,752	—
Net Cash Provided by (Used in) Investing Activities	6,146	(10,572)
Cash Flows from Financing Activities
Payment of long-term debt	(1,335)	(1,283)
Payment of debt issuance costs for long-term debt	—	(88)
Payment of debt issuance costs for revolving credit facility	—	(564)
Receipts under short-term borrowings	25,000	50,000
Payments under short-term borrowings	(32,000)	(20,000)
Cash dividends	—	(5,739)
Proceeds from exercise of stock options and employee stock purchase plan	4,323	41
Payments to purchase and retire common stock	(1,903)	(835)
Net Cash Provided by (Used in) Financing Activities	(5,915)	21,532
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,186	917
Cash and Cash Equivalents
Increase (decrease) in cash and cash equivalents during the period	23,671	6,134
Cash and cash equivalents balance, beginning of period	88,913	57,937
Cash and cash equivalents balance, end of period	$112,584	$64,071

Supplemental Disclosures
Cash paid during the period for
Interest	$2,672	$1,918
Income taxes	2,509	2,069
Non-cash investing and financing activities
Dividends declared not yet paid	—	5,704
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
We have prepared the interim unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in our opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the SEC. Interim results of operations for the first fiscal quarter ended January 2, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
We have a 5-4-4 week, quarterly accounting cycle with our fiscal year ending on the Saturday closest to September 30. Fiscal year 2021 ending on October 2, 2021 will consist of 52 weeks. Fiscal year 2020 ended on October 3, 2020 consisted of 53 weeks.
Definitive Merger Agreement
On December 8, 2020, we entered into a definitive agreement under which Amphenol Corporation (Amphenol) will acquire MTS for $58.50 per share in cash, or approximately $1.7 billion, including the assumption of outstanding debt and liabilities, net of cash. The acquisition is expected to close by the middle of 2021, subject to certain regulatory approvals, shareholder approval and other customary closing conditions. During the three months ended January 2, 2021, we incurred $11,577 of acquisition-related expenses related to this pending transaction recorded within general and administrative expenses in the Consolidated Statements of Income.

COVID-19
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. See Note 17 for further information on our risks and uncertainties related to COVID-19.

Ransomware Incident

In November 2020, we were the victim of a ransomware incident that temporarily impacted our operations. As a result of the incident, certain of our data was encrypted, some of our data was exfiltrated from our systems, and business activities at several of our facilities were temporarily disrupted. As of the date hereof, our investigation indicates that the incident has been contained. We recovered the impacted data from the unauthorized actor, and we are not currently aware of any evidence of the impacted data being publicly released. We continue to investigate what information the unauthorized actor may have accessed or exfiltrated and resolve open items related to the incident. During the three months ended January 2, 2021, we incurred $739 of expenses, net of insurance related to this event. We expect total expenses, net of insurance, related to this event to be approximately $2.0 to $3.0 million, with the majority incurred in the first half of fiscal year 2021. The temporary operational disruption that occurred did not have a material impact on our financial results as of January 2, 2021. Any failure or perceived failure by us to comply with applicable privacy or security laws, regulations, policies or obligations in connection with this incident, could result in government enforcement actions, regulatory investigations, litigation, fines and penalties and/or adverse publicity, which could impact expenses associated with the incident.

Changes to Significant Accounting Policies
Accounts Receivable and Long-term Contracts
We grant credit to customers and generally do not require collateral or other security from domestic customers. When deemed appropriate, receivables from customers located outside the U.S. are supported by letters of credit from financial institutions.

The allowance for doubtful accounts is based on our best estimate of the expected credit losses to be incurred, including credit worthiness, financial condition and history of the specific customers. We record an allowance to reduce receivables to the amount expected to be collectible and consider factors such as the historical write-off experience, current expectations of future credit losses and economic conditions. If there is a deterioration of a customer's financial condition, if we become aware of additional information related to the credit worthiness of a customer, if future actual default rates on trade receivables differ from those currently anticipated or if economic indicators result in additional expected losses, we may adjust the allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

We enter into long-term contracts for customized equipment sold to our customers. Under the terms of such contracts, revenue recognized over time may be invoiced upon completion of contractual milestones, shipment to the customer or installation and customer acceptance. Unbilled amounts relating to these contracts are included in unbilled accounts receivable, net in the Consolidated Balance Sheets and are net of expected credit losses for lack of fulfilling contractual billing milestones. Amounts unbilled are expected to be invoiced during the next twelve months.

NOTE 2          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by related amendments, which changes the accounting for credit losses on instruments measured at amortized cost by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. We adopted the new credit losses standard at the beginning of our fiscal year 2021 under the modified retrospective approach. As a result, we did not adjust our comparative period financial information for periods before the effective date. See Note 1 for our new accounts receivable and long-term contracts policy. The adoption of this standard did not have a significant impact on our financial condition, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends and adds disclosure requirements for fair value measurements. We adopted the new standard with disclosure changes implemented as part of the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2021. The adoption of this standard did not have a significant impact on our disclosures. See Note 7 for our fair value measurement disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates, amends and adds disclosure requirements for defined benefit pension and other postretirement plans. We adopted the new standard under a retrospective approach for our fiscal year 2021 with disclosure changes to be implemented as part of the filing of our Annual Report on the Form 10-K for fiscal year 2021. We do not expect the adoption of this standard to have a significant impact on our disclosures.
NOTE 3          REVENUE
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing those services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are known, the contract has commercial substance and collectability of consideration is probable. We perform the determination of whether a contract meets all these criteria at contract inception and only reassess upon significant changes in facts and circumstances.

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

	Three Months Ended
	January 2, 2021				December 28, 2019
	Test & Simulation	Sensors	Intersegment	Total	Test & Simulation	Sensors	Intersegment	Total
Sales type
Product	$90,933	$84,029	$(222)	$174,740	$95,496	$83,774	$(412)	$178,858
Service	22,290	1,774	—	24,064	25,234	1,761	(10)	26,985
Total revenue	$113,223	$85,803	$(222)	$198,804	$120,730	$85,535	$(422)	$205,843

Timing of recognition
Point-in-time	$46,702	$77,773	$(222)	$124,253	$60,104	$77,163	$(422)	$136,845
Over time	66,521	8,030	—	74,551	60,626	8,372	—	68,998
Total revenue	$113,223	$85,803	$(222)	$198,804	$120,730	$85,535	$(422)	$205,843

Geographic market
Americas	$26,382	$41,577	$(222)	$67,737	$37,848	$46,545	$(422)	$83,971
Europe	37,525	23,942	—	61,467	26,515	22,542	—	49,057
Asia	49,316	20,284	—	69,600	56,367	16,448	—	72,815
Total revenue	$113,223	$85,803	$(222)	$198,804	$120,730	$85,535	$(422)	$205,843
Contract Assets and Liabilities
Contract assets and contract liabilities are as follows:

	January 2, 2021	October 3, 2020
Contract assets	$80,673	$84,685
Contract liabilities	90,052	90,354

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivable (contract assets) and advance payments from customers (contract liabilities). Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. Contract liabilities represent payments received from customers at contract inception and at milestones per contract provisions. These payments are recorded in advance payments from customers and other long-term liabilities in the Consolidated Balance Sheets (current and non-current portions, respectively) and are liquidated as revenue is recognized. Conversely, when billing occurs subsequent to revenue recognition for contracts recognized over time, balances are recorded in unbilled accounts receivable, net in the Consolidated Balance Sheets. As customers are billed, unbilled accounts receivable balances are transferred to accounts receivable, net in the Consolidated Balance Sheets.
Significant changes in contract assets and contract liabilities are as follows:

Contract Assets
Balance, October 3, 2020	$84,685
Changes in estimated stage of completion	33,602
Transfers to accounts receivable, net	(33,128)
Other	(4,486)
Balance, January 2, 2021	$80,673

Contract Liabilities
Balance, October 3, 2020	$90,354
Revenue recognized included in balance at beginning of period	(25,519)
Increases due to payments received, excluding amounts recognized as revenue during period	30,236
Other	(5,019)
Balance, January 2, 2021	$90,052
Remaining Performance Obligations
As of January 2, 2021, we had approximately $229,910 of remaining performance obligations on contracts with an original expected duration of one year or more which are primarily related to Test & Simulation. As of January 2, 2021, we expect to recognize approximately 58% of these remaining performance obligations as revenue within one year, an additional 23% within two years and the balance thereafter. We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
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
Pre-contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., pre-contract costs) when costs are considered recoverable. Capitalized pre-contract costs, consisting primarily of Test & Simulation sales commissions, are amortized as the related revenue is recognized. We recognized total capitalized pre-contract costs of $3,585 and $3,581 in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets as of January 2, 2021 and October 3, 2020, respectively. We incurred pre-contract expense of $889 and $1,463 in the Consolidated Statements of Income during the three months ended January 2, 2021 and December 28, 2019, respectively.
NOTE 4          INVENTORIES
Inventories consist of material, labor and overhead costs and are stated at the lower of cost or net realizable value determined under the first-in, first-out accounting method. Certain inventories are measured using the weighted average cost method. Inventories, net are as follows:

	January 2, 2021	October 3, 2020
Components, assemblies and parts	$119,200	$117,865
Customer projects in various stages of completion	43,665	39,156
Finished goods	16,778	17,220
Total inventories, net	$179,643	$174,241

NOTE 5          LEASES
We determine if an arrangement contains a lease at inception based on whether or not we have the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating leases are included in other long-term assets, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Most leases have remaining lease terms of one to ten years, some of which include options to extend the lease terms one to five years or more.
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
During the three months ended January 2, 2021 and December 28, 2019, rent expense was $2,583 and $2,818, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
Supplemental balance sheet information related to leases is as follows:

	Classification	January 2, 2021	October 3, 2020
Assets
Operating leases	Other long-term assets	$16,176	$18,522
Finance leases	Other long-term assets	783	956
Total leased assets		$16,959	$19,478

Liabilities
Current
Operating leases	Other accrued liabilities	$6,181	$7,014
Finance leases	Other accrued liabilities	441	445
Non-current
Operating leases	Other long-term liabilities	9,995	11,508
Finance leases	Other long-term liabilities	342	511
Total lease liabilities		$16,959	$19,478
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,114	$2,536
Operating cash flows from finance leases	7	17
Financing cash flows from finance leases	101	147

Operating leased assets obtained in exchange for new lease liabilities	$304	$1,116

The weighted average remaining lease terms and weighted average discount rates are as follows:

	January 2, 2021	December 28, 2019
Weighted average remaining lease term
Operating leases	4.8 years	4.4 years
Finance leases	2.2 years	2.2 years
Weighted average discount rate
Operating leases	3.3%	3.3%
Finance leases	3.6%	5.0%
Future lease payments under non-cancelable leases for the next five years and thereafter are as follows:

	January 2, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$5,357	$348
2022	4,419	278
2023	3,006	122
2024	2,224	58
2025	927	—
2026	494	—
Thereafter	1,566	—
Total lease payments	17,993	806
Less imputed interest	(1,817)	(23)
Total reported lease liability	$16,176	$783
Future lease payments presented above are based on information as of January 2, 2021. Actual future lease payments may be different due to fluctuations in foreign currency exchange rates, the addition of new lease agreements or other factors.
As of January 2, 2021, we have one material additional operating lease right that has not yet commenced in Asia with a future right-of-use asset and lease liability of $956 at the date of commencement. We have no material additional finance leases that have not yet commenced.
NOTE 6          CAPITAL ASSETS
Property and Equipment
Property and equipment, net are as follows:

	January 2, 2021	October 3, 2020
Land and improvements	$3,967	$3,963
Buildings and improvements	72,076	75,689
Machinery and equipment	231,802	228,155
Total property and equipment	307,845	307,807
Less: Accumulated depreciation	(217,599)	(212,697)
Total property and equipment, net	$90,246	$95,110
Goodwill
Changes to the carrying amount of goodwill are as follows:

	Test & Simulation	Sensors	Total
Balance, October 3, 2020 [1]	$48,840	$179,800	$228,640
Currency translation	1,948	35	1,983
Balance, January 2, 2021	$50,788	$179,835	$230,623

1 Goodwill is net of impairment charges recorded in fiscal year 2020 of $53,344 in Test & Simulation and $188,174 in Sensors.

Intangible Assets
Intangible assets are as follows:

	January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$55,441	$(16,365)	$39,076	6.9
Technology and patents	59,267	(20,360)	38,907	14.7
Trademarks and trade names	25,332	(5,229)	20,103	17.6
Customer lists	197,403	(48,347)	149,056	15.7
Land-use rights	1,201	(997)	204	5.4
Other	5,291	(3,804)	1,487	1.7
Trade names	44,100	—	44,100	Indefinite
Total intangible assets	$388,035	$(95,102)	$292,933	14.0

	October 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Software development costs [2]	$53,171	$(16,299)	$36,872	6.9
Technology and patents	58,575	(19,033)	39,542	14.7
Trademarks and trade names	24,688	(4,752)	19,936	17.6
Customer lists	196,251	(45,079)	151,172	15.7
Land-use rights	2,345	(1,223)	1,122	26.1
Other	5,070	(2,719)	2,351	1.7
Trade names	44,100	—	44,100	Indefinite
Total intangible assets	$384,200	$(89,105)	$295,095	14.1
2    The gross carrying amount of software development costs as of January 2, 2021 and October 3, 2020 includes $37,736 and $35,466, respectively, of software not yet available for general release to the public.
Amortization expense recognized related to finite-lived intangible assets is as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Amortization expense	$5,655	$4,785
Assessing goodwill, indefinite-lived intangible asset and long-lived assets for impairment requires management to make assumptions and apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. Due to the uncertainty stemming from the COVID-19 pandemic, as described in Note 17, we assessed whether there has been an event or change in circumstances that would indicate that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit and indefinite-lived intangible asset were less than their carrying value. We determined that it was more likely than not that the fair value exceeds the carrying amount for all of our reporting units and our indefinite-lived intangible asset as of the end of the first quarter of fiscal year 2021. Therefore, a quantitative analysis was not necessary. In performing this assessment, we believe we have made reasonable accounting conclusions based on the facts and circumstances that were available as of the reporting date considering the evolving situation resulting from the COVID-19 pandemic and the pending merger with Amphenol. However, if actual results are not consistent with the estimates and assumptions used in the calculations, we may be exposed to future impairment losses that could be material.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization Expense
Remainder of 2021	$16,611
2022	21,738
2023	21,636
2024	21,398
2025	21,210
2026	20,942
Thereafter	125,298
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

	January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$42	$—	$42
Total assets	—	42	—	42

Liabilities
Currency contracts [1]	—	789	—	789
Cross currency swap [1]	—	8,735	—	8,735
Contingent consideration [2]	—	—	28,131	28,131
Total liabilities	$—	$9,524	$28,131	$37,655

	October 3, 2020
	Level 1	Level 2	Level 3	Total
Assets
Currency contracts [1]	$—	$54	$—	$54
Total assets	—	54	—	54

Liabilities
Currency contracts [1]	—	532	—	532
Cross currency swap [1]	—	4,165	—	4,165
Contingent consideration [2]	—	—	26,497	26,497
Total liabilities	$—	$4,697	$26,497	$31,194
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
Included in Level 3 fair value measurements as of January 2, 2021 was a contingent consideration liability related to achievement of revenue and value-creating milestones associated with the acquisition of the R&D entities described in Note 16. Changes to the contingent consideration are as follows:

Balance, October 3, 2020	$26,497
Interest accretion	468
Foreign currency translation	1,166
Balance, January 2, 2021	$28,131
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
See Note 6 for additional information on goodwill, indefinite-lived intangible asset, other long-lived assets, property and equipment. See Note 5 for additional information on right-of-use lease assets.
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
Other Financial Instruments
Other financial instruments subject to fair value measurements include debt, which is recorded at carrying value in the Consolidated Balance Sheets. The carrying amount and estimated fair values of our debt are as follows:

	January 2, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Tranche B term loan [4]	$167,945	$169,204	$—	$169,204	$—
Senior unsecured notes [4]	350,000	379,313	—	379,313	—
Total debt	$517,945	$548,517	$—	$548,517	$—

	October 3, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Tranche B term loan [4]	$169,095	$169,940	$—	$169,940	$—
Senior unsecured notes [4]	350,000	346,500	—	346,500	—
Total debt	$519,095	$516,440	$—	$516,440	$—
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

	January 2, 2021
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$8	$789
Cross currency swap	—	8,735
Total designated hedge derivatives	8	9,524
Undesignated hedge derivatives
Balance sheet derivatives	34	—
Total hedge derivatives	$42	$9,524

	October 3, 2020
	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Designated hedge derivatives
Cash flow derivatives	$54	$489
Cross currency swap	—	4,165
Total designated hedge derivatives	54	4,654
Undesignated hedge derivatives
Balance sheet derivatives	—	43
Total hedge derivatives	$54	$4,697
A reconciliation of the net fair value of designated hedge derivatives subject to master netting arrangements that are recorded in the Consolidated Balance Sheets to the net fair value that could have been reported in the Consolidated Balance Sheets is as follows:

	Gross Recognized Amount	Gross Offset Amount	Net Amount Presented	Derivatives Subject to Offset	Cash Collateral Received	Net Amount
January 2, 2021
Assets	$8	$—	$8	$(8)	$—	$—
Liabilities	9,524	—	9,524	(8)	—	9,516

October 3, 2020
Assets	$54	$—	$54	$(54)	$—	$—
Liabilities	4,654	—	4,654	(54)	—	4,600
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
As of January 2, 2021 and October 3, 2020, we had outstanding cash flow hedge currency exchange contracts with gross notional U.S. dollar equivalent amounts of $25,452 and $24,983, respectively. Upon netting offsetting contracts to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding was $20,525 and $23,874 as of January 2, 2021 and October 3, 2020, respectively. As of January 2, 2021, the net market value of the foreign currency exchange contracts was a net liability of $781, consisting of $8 in assets and $789 in liabilities. As of October 3, 2020, the net market value of the foreign currency exchange contracts was a net liability of $435, consisting of $54 in assets and $489 in liabilities.
The pretax amounts recognized in AOCI on currency exchange contracts, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in other comprehensive income (loss) (OCI), are as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Beginning unrealized net gain (loss) in AOCI	$(335)	$566
Net (gain) loss reclassified into revenue	511	(19)
Net gain (loss) recognized in OCI	(757)	(150)
Ending unrealized net gain (loss) in AOCI	$(581)	$397

As of January 2, 2021, the amount projected to be reclassified from AOCI into earnings in the next 12 months was a net loss of $581. The maximum remaining maturity of any forward or optional contract as of January 2, 2021 was 1.0 year.
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
The pretax amounts recognized in AOCI on the interest rate swap, including (gains) losses reclassified into earnings in the Consolidated Statements of Income and gains (losses) recognized in OCI, are as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Beginning unrealized net gain (loss) in AOCI	$193	$1,079
Net (gain) loss reclassified into interest expense	(193)	(301)
Net gain (loss) recognized in OCI	—	—
Ending unrealized net gain (loss) in AOCI	$—	$778
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
As of January 2, 2021 and October 3, 2020, we had outstanding foreign currency balance sheet derivative contracts with gross notional U.S. dollar equivalent amounts of $62,188 and $61,984, respectively. Upon netting offsetting contracts by counterparty banks to sell foreign currencies against contracts to purchase foreign currencies, irrespective of contract maturity dates, the net notional U.S. dollar equivalent amount of contracts outstanding at January 2, 2021 and October 3, 2020 was $14,717 and $10,644, respectively. As of January 2, 2021 and October 3, 2020, the net market value of the foreign exchange balance sheet derivative contracts was a net asset of $34 and a net liability of $43, respectively.
The net gain (loss) recognized in the Consolidated Statements of Income on foreign exchange balance sheet derivative contracts is as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Net gain (loss) recognized in other income (expense), net	$(323)	$(546)
Net Investment Hedge
We have net investments in foreign subsidiaries that are subject to changes in foreign currency exchange rates. In fiscal year 2020, we entered into a cross-currency swap with a gross notional U.S. dollar equivalent amount of $100,485 as a net investment hedge for a portion of our net investments in our Euro denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and included in AOCI in the Consolidated Balance Sheets. As of January 2, 2021, the deferred foreign currency activity associated with the net investment hedge was not considered material.

NOTE 9          FINANCING
Long-term debt consists of the following:

	January 2, 2021	October 3, 2020
Long-term debt
Tranche B term loan, 1.00% amortizing per year, maturing July 5, 2023	$167,945	$169,095
Revolving credit facility, expiring July 5, 2023[1]	58,576	58,576
Senior unsecured notes, 5.75% coupon, maturing August 15, 2027	350,000	350,000
Total long-term debt	576,521	577,671
Less: Unamortized underwriting discounts, commissions and other expenses	(7,693)	(8,341)
Less: Current maturities of tranche B term loan debt [2,3]	(4,600)	(4,600)
Less: Current maturities of revolving credit facility	(23,000)	(23,000)
Total long-term debt, less current maturities, net	$541,228	$541,730
1    Excludes short-term borrowings in the Consolidated Balance Sheets of $10,000 and $17,000 as of January 2, 2021 and October 3, 2020, respectively, utilized as part of working capital and other general corporate purposes.
2    In addition to the current maturities above, current maturities of long-term debt, net in the Consolidated Balance Sheets includes the current portion of unamortized underwriting discounts, commissions and other expenses of $1,743 and $1,757 as of January 2, 2021 and October 3, 2020, respectively.
3    As of January 2, 2021 and October 3, 2020, current maturities of tranche B term loan consist of the 1% annual payment and calculated or estimated required annual Excess Cash Flow payment as defined below, as well as planned prepayments.
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
In the fourth quarter of fiscal year 2020, we entered into a fifth amendment to the Credit Agreement, which governs the Term Facility and Revolving Credit Facility, to increase the maximum leverage ratio to 6.0x through March 31, 2021 with step downs thereafter. In addition, we amended the interest coverage ratio to maintain 3.0x through March 31, 2021 with subsequent revisions thereafter. This amendment was completed to maximize flexibility and available liquidity under our current capital structure in the event we would need to access additional funds. As of January 2, 2021 and October 3, 2020, we were in compliance with these financial covenants.
The primary categories of borrowing include Alternate Base Rate (ABR) Borrowings (ABR Term Loans and ABR Revolving Loans), Swingline Loans and Eurocurrency Borrowings (Eurocurrency Term Loans and Eurocurrency Revolving Loans), each as defined in the Credit Agreement. ABR Borrowings and Swingline Loans made in U.S. dollars under the Credit Agreement bear interest at a rate per annum equal to the ABR plus the Applicable Rate (as defined in the Credit Agreement). The ABR is defined as the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) rate (as defined in the Credit Agreement) in effect on such day plus ½ of 1.00%, or (c) the Adjusted LIBOR (as defined in the Credit Agreement) for a one-month interest period in dollars on such day plus 1.00%. The ABR for ABR Term Loans is not less than 1.75% per annum. The Applicable Rate for any ABR Revolving Loans will be based upon the leverage ratio applicable on such date. As of January 2, 2021, the Applicable Rate for ABR Term Loans was 2.25% per annum.

Eurocurrency Borrowings made under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBOR Rate plus the Applicable Rate. The Adjusted LIBOR Rate is defined as an interest rate per annum equal to (a) the LIBOR Rate for such interest period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement). The Applicable Rate for any Eurocurrency Revolving Loan is based upon the leverage ratio applicable on such date. The Adjusted LIBOR Rate for Eurocurrency Term Loans is not less than 0.75% per annum. Based on our leverage ratio as of January 2, 2021, the Applicable Rate for Eurocurrency Revolving Loans was 3.25%. As of January 2, 2021, the Applicable Rate for Eurocurrency Term Loans was 3.25% per annum, plus the applicable Adjusted LIBOR Rate of 0.75%. The weighted average interest rate on the Term Facility debt during the three months ended January 2, 2021 was 4.00%.
We had $68,576 and $75,576 of outstanding borrowings under the Revolving Credit Facility as of January 2, 2021 and October 3, 2020, respectively, which is included in short-term borrowings and long-term debt, less current maturities, net in the Consolidated Balance Sheets. We had outstanding letters of credit drawn from the Revolving Credit Facility totaling $27,502 and $27,895 as of January 2, 2021 and October 3, 2020, respectively, leaving approximately $103,922 and $96,529, respectively, of unused borrowing capacity. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.20% and 0.45% based on our leverage ratio. During the three months ended January 2, 2021 and December 28, 2019, commitment fees incurred totaled $115 and $100, respectively. The weighted average interest rate on the Revolving Credit Facility outstanding balance during the three months ended January 2, 2021 was 4.06%.
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
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt, create liens, dispose of assets, make investments, loans, advances, guarantees, and acquisitions, enter into transactions with affiliates, and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to adjusted consolidated earnings before income, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the Credit Agreement, as well as the ratio of Adjusted EBITDA to consolidated interest expense. These covenants restrict our ability to purchase outstanding shares of our common stock. As of January 2, 2021 and October 3, 2020, we were in compliance with these financial covenants.
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
NOTE 10          STOCK-BASED COMPENSATION
We compensate our officers, directors and employees with stock-based compensation under the 2017 Stock Incentive Plan (the 2017 Plan) approved by our shareholders and administered under the supervision of our Board of Directors. During the second quarter of fiscal year 2020, we registered an additional 500 shares of common stock for issuance under the 2017 Plan. As of January 2, 2021, a total of 883 shares were available for issuance under the 2017 Plan.
We make an annual stock grant under the 2017 Plan of stock options, restricted stock units and performance restricted stock units, as well as stock grants throughout the fiscal year. For fiscal years 2021, 2020 and 2019, the annual stock grant occurred in December of each fiscal year.
Stock Options
During the three months ended January 2, 2021, no stock options were granted. During the three months ended December 28, 2019, 263 stock options were granted at a weighted average fair value of $9.32.
Restricted Stock Units and Performance Restricted Stock Units
We award restricted stock units to directors and key employees and performance restricted stock units to key employees. During the three months ended January 2, 2021, we granted 170 restricted stock units and 41 performance restricted stock units to directors, officers and employees. During the three months ended December 28, 2019, we granted 103 restricted stock units and 49 performance restricted stock units. The fair value of the restricted stock units and performance restricted stock units granted during the three months ended January 2, 2021 and December 28, 2019 was $53.13 and $44.37, respectively, representing the market value of our shares as of the date of grant less the present value of estimated foregone dividends over the vesting period.
Employee Stock Purchase Plan
Our U.S. employees are eligible to participate in the 2012 Employee Stock Purchase Plan (2012 ESPP) approved by our shareholders. During the three months ended January 2, 2021, we issued 37 shares under the 2012 ESPP at a weighted average price per share of $14.42. During the three months ended December 28, 2019 no shares were issued under the 2012 ESPP. Due to the pending acquisition between Amphenol and MTS, no further phases under the ESPP will occur beyond the phase ended December 31, 2020.
NOTE 11          INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to help alleviate the impact of the COVID-19 global pandemic in the United States. Amongst other provisions, the CARES Act allows taxpayers to modify their IRC Section 163(j) business interest limitation in a favorable way that allows for the utilization of more interest deduction for tax years 2019 and 2020. We are analyzing the impacts of these and other provisions of the CARES Act to take full advantage of possible tax savings.
The effective tax rate of 33.4% for the three months ended January 2, 2021 increased primarily due to certain discrete tax expenses of $443 for stock-based compensation activity and future limitations on the deductibility of officer compensation. Excluding the impact of certain discrete items, the effective tax rate for the three months ended January 2, 2021 would have been 16.3%, a decrease from the prior year period primarily driven by favorable global intangible low-taxed income (GILTI) regulations issued in July 2020.
As of January 2, 2021, the liability for unrecognized tax benefits was $5,338, of which $3,685 would favorably affect our effective tax rate, if recognized. As of October 3, 2020, the liability for unrecognized tax benefits was $4,819, of which $3,166 would favorably affect our effective tax rate, if recognized. As of January 2, 2021, we do not expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

NOTE 12          EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable period. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As a result, stock options to acquire 805 and 858 weighted common shares have been excluded from the diluted weighted average common shares outstanding calculation for the three months ended January 2, 2021 and December 28, 2019, respectively.
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Net income	$1,715	$5,306

Weighted average common shares outstanding	19,312	19,146
Effect of dilutive securities
Stock-based compensation	164	223
Weighted average dilutive common shares outstanding	19,476	19,369

Earnings per share
Basic	$0.09	$0.28
Diluted	0.09	0.27
NOTE 13          OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss), a component of shareholders' equity, consists of foreign currency translation adjustments, gains or losses on derivative instruments and defined benefit pension plan adjustments.
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is as follows:

	Three Months Ended
	January 2, 2021
	Pre-tax	Tax	Net
Foreign currency translation gain (loss) adjustments	$8,457	$—	$8,457
Derivative instruments
Unrealized net gain (loss)	(5,327)	1,199	(4,128)
Net (gain) loss reclassified to earnings	318	(72)	246
Defined benefit pension plan
Unrealized net gain (loss)	952	(287)	665
Net (gain) loss reclassified to earnings	278	(84)	194
Currency exchange rate gain (loss)	(437)	—	(437)
Other comprehensive income (loss)	$4,241	$756	$4,997

	Three Months Ended
	December 28, 2019
	Pre-tax	Tax	Net
Foreign currency translation gain (loss) adjustments	$3,547	$—	$3,547
Derivative instruments
Unrealized net gain (loss)	(150)	36	(114)
Net (gain) loss reclassified to earnings	(320)	70	(250)
Defined benefit pension plan
Unrealized net gain (loss)	550	(166)	384
Net (gain) loss reclassified to earnings	302	(90)	212
Currency exchange rate gain (loss)	(182)	—	(182)
Other comprehensive income (loss)	$3,747	$(150)	$3,597
The changes in the net-of-tax balances of each component of AOCI are as follows:

	Three Months Ended
	January 2, 2021
	Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$8,778	$(3,339)	$(10,420)	$(4,981)
Other comprehensive net gain (loss) reclassifications	8,457	(4,128)	228	4,557
Net (gain) loss reclassified to earnings	—	246	194	440
Other comprehensive income (loss)	8,457	(3,882)	422	4,997
Ending balance	$17,235	$(7,221)	$(9,998)	$16

	Three Months Ended
	December 28, 2019
	Adjustments
	Foreign Currency Translation	Unrealized Derivative Instrument	Defined Benefit Pension Plan	Total
Beginning balance	$(8,208)	$1,274	$(11,539)	$(18,473)
Other comprehensive net gain (loss) reclassifications	3,547	(114)	202	3,635
Net (gain) loss reclassified to earnings	—	(250)	212	(38)
Other comprehensive income (loss)	3,547	(364)	414	3,597
Ending balance	$(4,661)	$910	$(11,125)	$(14,876)

The effect on certain line items in the Consolidated Statements of Income of amounts reclassified out of AOCI are as follows:

	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	January 2, 2021	December 28, 2019
Derivative instruments
Currency exchange contracts gain (loss)	$(511)	$19	Revenue
Interest rate swap contracts gain (loss)	193	301	Interest expense, net
Income tax benefit (expense)	72	(70)	Income tax provision (benefit)
Total net gain (loss) on derivative instruments	(246)	250	Net income (loss)
Defined benefit pension plan
Actuarial loss	(278)	(302)	Other income (expense), net
Income tax benefit	84	90	Income tax provision (benefit)
Total net loss on pension plan	(194)	(212)	Net income (loss)
Total net of tax reclassifications out of AOCI included in net income	$(440)	$38
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
In evaluating each segment's performance, our Chief Executive Officer focuses on income from operations. This measure excludes interest income and expense, income taxes and other non-operating items. Corporate expenses, including costs associated with various support functions such as human resources, information technology, legal, finance and accounting, and general and administrative costs are allocated to the reportable segments on the basis of revenue. The accounting policies of the reportable segments are the same as those described in Note 1 and Note 3 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020.
Intersegment revenue is based on standard costs with reasonable mark-ups established between the reportable segments. All significant intersegment amounts are eliminated to arrive at consolidated financial results.
Financial information by reportable segment is as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
Revenue
Test & Simulation	$113,223	$120,730
Sensors	85,803	85,535
Intersegment eliminations	(222)	(422)
Total revenue	$198,804	$205,843

Income (Loss) from operations
Test & Simulation	$(2,951)	$6,996
Sensors	7,581	8,159
Intersegment eliminations	1	3
Total income from operations	$4,631	$15,158

NOTE 15          RESTRUCTURING AND RELATED COSTS
Fiscal Year 2020 Restructuring
In the second quarter of fiscal year 2020, we initiated a series of global workforce reductions and facility closures, including the reorganization of our European operations within Test & Simulation intended to increase organizational effectiveness, gain operational efficiencies and provide cost savings that can be reinvested in our growth initiatives. As a result, during the three months ended January 2, 2021, we recorded $672 of pre-tax severance and related expense. As of January 2, 2021, we have incurred a total of $6,227 of pre-tax severance and related expense since this action was initiated. In fiscal year 2021, we expect to incur approximately $700 to $1,100 of additional pre-tax severance and related expense and facility closure costs related to these actions. The majority of the remaining unpaid expenses are expected to be paid in the second and third quarters of fiscal year 2021.
In the third quarter of fiscal year 2020, we initiated an additional workforce reduction within Test & Simulation to reduce the overall cost structure in response to COVID-19. These restructuring activities resulted in severance and related pre-tax expense of $2,028 in fiscal year 2020. As of January 2, 2021, substantially all expenses have been paid.
In the fourth quarter of fiscal year 2020, we initiated further global workforce reductions within Test & Simulation, including a product rationalization of certain product lines in China designed to increase organizational effectiveness, gain operational efficiencies, improve profitability and provide permanent cost savings in response to COVID-19. As a result, during the three months ended January 2, 2021, we recorded $306 of pre-tax severance and related expense. As of January 2, 2021, we have incurred a total of $4,571 of pre-tax severance and related expense since this action was initiated. We expect to incur approximately $50 of additional pre-tax and related expense in the second quarter of fiscal year 2021. The majority of the remaining unpaid expenses are expected to be paid in the first half of fiscal year 2021.
Restructuring expenses included in the Consolidated Statements of Income are as follows:

Three Months Ended
January 2, 2021
Test & Simulation
Cost of sales	$594
Selling and marketing	257
General and administrative	127
Research and development	—
Total restructuring expense	$978
Restructuring expense accruals included in accrued payroll and related costs in the Consolidated Balance Sheets for the above restructuring action are as follows:

Test & Simulation
Balance, October 3, 2020	$8,516
Restructuring expense	978
Payments	(4,390)
Other adjustments	—
Currency translation	—
Balance, January 2, 2021	$5,104
NOTE 16          BUSINESS ACQUISITIONS
Acquisition of R&D Entities
Effective December 31, 2019, we completed the acquisition of R&D Test Systems, R&D Engineering, R&D Steel, R&D Prague, RGDK Engineering Private Limited and R&D Tools and Structures (collectively, R&D) for an upfront cash purchase price of $58,373. The acquisition was primarily funded through our existing Revolving Credit Facility. The remaining purchase price is based on earn-out payments of up to an additional $26,000 contingent on financial performance through June 2021 and further impacted by fluctuations in exchange rates. As of the acquisition date, we estimated the fair value of the earn-out liability (contingent consideration) to be $16,903. As of January 2, 2021, the fair value of the contingent consideration was

$28,131. See Note 7 for addition information on the fair value of the contingent consideration. Based in Denmark, R&D is a leader in high-quality, durable, rotating test systems, serving primarily the wind energy markets. During the three months ended January 2, 2021, we included $21,601 of revenue from R&D in our Consolidated Statements of Income. Costs of $748 associated with the acquisition of R&D were expensed as incurred during the three months ended January 2, 2021. Pro forma information related to the acquisition of R&D has not been included as the impact on our consolidated results of operations was not considered material.
The following table summarizes the fair value measurement of the assets acquired as of the date of acquisition:

	Fair Value	Finite-Lived Intangible Asset Lives (Years)
Asset (Liability)
Accounts receivable	$13,557
Unbilled accounts receivable	6,325
Inventories	41
Prepaid expenses and other current assets	533
Property and equipment	1,185
Intangible assets
Customer lists	24,364	15
Trademarks and trade names	8,546	15
Technology	5,083	10
Other intangible assets	4,258	1
Other long-term assets	3,122
Purchased goodwill	35,887
Accounts payable	(12,592)
Accrued payroll and related costs	(2,193)
Advanced payments from customers	(3,203)
Accrued income taxes	(12)
Other accrued liabilities	(5,074)
Deferred income taxes	(11,239)
Other long-term liabilities	(2,230)
Net assets acquired	$66,358

Supplemental information
Consideration paid at closing	$58,373
Estimated contingent consideration	16,903
Less: Cash acquired	(8,918)
Purchase price, net of cash acquired	$66,358
The allocation of purchase price consideration was completed as of January 2, 2021. Measurement period adjustments were recorded in the first quarter of fiscal year 2021 and have been reflected in the table above. The measurement period adjustments were not material.
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
NOTE 17          RISKS AND UNCERTAINTIES
Coronavirus 2019 (COVID-19) Pandemic
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. As an essential critical infrastructure business, we have continued to operate in the U.S. and other parts of the world as permitted. Our production capacity continues to recover as jurisdictions ease work restrictions throughout the world; however, restrictions on our employees' ability to access our customers and delays in customer spending are anticipated to impact our sales and operating results in fiscal year 2021.
We continue to monitor the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any additional material impairments on assets from those recognized in the fourth quarter of fiscal year 2020 as a result of COVID-19, future changes in sales, earnings and cash flows related to goodwill, indefinite-lived intangible asset and long-lived assets could cause these assets to become impaired. We anticipate the challenges posed by COVID-19 will continue to negatively impact our fiscal year 2021 revenue and operating results; however, the future impact COVID-19 will have on our business, operations and financial results remains unknown at this time, and we remain unable to accurately quantify the impact due to the continued global economic uncertainty.
The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may or may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers' demand for our goods and services; our vendors' ability to supply us with raw materials; our ability to sell and provide our goods and services amidst travel restrictions; the ability of our customers to pay for our goods and services; and any further closures of our facilities or the facilities of our customers. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could materially adversely affect our business, financial condition and results of operations.
In response to COVID-19 and the economic uncertainty, we right-sized our operations and managed short-term business risk to allow for bottom-line improvement through the execution of cost savings initiatives including workforce reductions taken in fiscal year 2020 and continued temporary furloughs and workshare arrangements in fiscal year 2021. To the extent we are eligible based on actions taken, we have participated in government aid programs in the United States and Europe, including the employer payroll tax (FICA) deferrals extensions offered under the CARES Act. We have also continued the suspension of our quarterly dividend of $0.30 per share, allowing us to maximize our liquidity for the foreseeable future as we face uncertain economic times.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:

•Overview
•Financial Results
•Cash Flow Comparison
•Liquidity and Capital Resources
•Off-balance Sheet Arrangements
•Critical Accounting Policies
•Recently Issued Accounting Pronouncements
•Other Matters
•Forward-looking Statements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q. All dollar and share amounts are in thousands unless otherwise noted.
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
Definitive Merger Agreement
On December 8, 2020, we entered into a definitive agreement under which Amphenol will acquire MTS for $58.50 per share in cash, or approximately $1.7 billion, including the assumption of outstanding debt and liabilities, net of cash. The acquisition is expected to close by the middle of 2021, subject to certain regulatory approvals, shareholder approval and other customary closing conditions. During the three months ended January 2, 2021, we incurred $11,577 of acquisition-related expense recognized in general and administrative expense in the Consolidated Statements of Income.

Coronavirus 2019 (COVID-19) Pandemic
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. As an essential critical infrastructure business, we have continued to operate in the U.S. and other parts of the world as permitted. Our production capacity continues to recover as jurisdictions ease work restrictions throughout the world; however, restrictions on our employees' ability to access our customers and delays in customer spending are anticipated to impact our sales and operating results in fiscal year 2021. We anticipate these challenges to continue to negatively impact our fiscal year 2021 revenue and operating results. The future impact COVID-19 will have on our business, operations and financial results remains unknown at this time, and we are unable to accurately quantify the impact due to the significant global economic uncertainty. In response, we right-sized our operations and managed short-term business risk to allow for bottom-line improvement through the execution of cost savings initiatives including workforce reduction actions taken in fiscal year 2020 and continued temporary furloughs and workshare arrangements in fiscal year 2021. Additionally, we continue to evaluate our global business operations and may take future actions as deemed necessary to improve our profitability and optimize our overall cost structure. See Note 17 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of COVID-19.

Ransomware Incident
In November 2020, we were the victim of a ransomware incident that temporarily impacted our operations. As a result of the incident, certain of our data was encrypted, some of our data was exfiltrated from our systems, and business activities at several of our facilities were temporarily disrupted. As of the date hereof, our investigation indicates that the incident has been contained. We recovered the impacted data from the unauthorized actor, and we are not currently aware of any evidence of the impacted data being publicly released. We continue to investigate what information the unauthorized actor may have accessed or exfiltrated and resolve open items related to the incident. During the three months ended January 2, 2021, we incurred $739 of expenses, net of insurance related to this event recognized in general and administrative expense in the Consolidated Statements of Income. We expect total expenses, net of insurance, related to this event to be approximately $2.0 to $3.0 million, with the majority incurred in the first half of fiscal year 2021. The temporary operational disruption that occurred has not had a material impact on our financial results as of January 2, 2021. Any failure or perceived failure by us to comply with applicable privacy or security laws, regulations, policies or obligations in connection with this incident, could result in government enforcement actions, regulatory investigations, litigation, fines and penalties and/or adverse publicity, which could impact expenses associated with the incident.

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
Financial Results
Total Company
Results of Operations
The following tables compare results of operations, separately identifying the estimated impact of currency translation, the acquisition of R&D in the second quarter of fiscal year 2020, acquisition-related expenses incurred as a result of the pending merger with Amphenol and restructuring costs incurred in fiscal year 2021.

	Three Months Ended
		Estimated
	January 2, 2021	Business Change	Acquisition / Restructuring[1]	Currency Translation	December 28, 2019
Revenue	$198,804	$(33,196)	$21,601	$4,556	$205,843
Cost of sales	124,389	(24,531)	16,571	3,115	129,234
Gross profit	74,415	(8,665)	5,030	1,441	76,609
Gross margin	37.4%				37.2%

Operating expenses
Selling and marketing	28,422	(5,908)	886	725	32,719
General and administrative	34,159	(3,348)	15,604	210	21,693
Research and development	7,203	80	—	84	7,039
Total operating expenses	69,784	(9,176)	16,490	1,019	61,451
Income from operations	$4,631	$511	$(11,460)	$422	$15,158
1    The Acquisition / Restructuring column includes operating results and costs incurred as a result of the acquisition of R&D, acquisition-related expenses of $11,577 incurred as a result of the pending merger with Amphenol and restructuring costs of $978 for the three months ended January 2, 2021. See Note 1, Note 15 and Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the pending merger with Amphenol, restructuring and the R&D acquisition, respectively.

Revenue
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Revenue	$198,804	$205,843	$(7,039)	(3.4)%
Revenue for the three months ended January 2, 2021 declined 3.4% primarily driven by a decline in Test & Simulation, partially offset by the favorable impact of currency translation. Both businesses continue to be negatively impacted by COVID-19.
Test & Simulation revenue for the three months ended January 2, 2021 decreased $7,507, primarily driven by lower volume from weakness in all sectors and all regions, excluding the contributions from the acquisition of R&D, as Test & Simulation continues to be negatively impacted by COVID-19. The decline was partially offset by contributions from the acquisition of R&D of $21,601 and the favorable impact of currency translation.
Sensors revenue for the three months ended January 2, 2021 increased $268 primarily due to the favorable impact of currency translation, partially offset by lower volume primarily in the industrial sector.
Excluding the impact of currency translation and the R&D acquisition, total Company revenue decreased 16.1%.

Gross Profit
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Gross profit	$74,415	$76,609	$(2,194)	(2.9)%
Gross margin	37.4%	37.2%	0.2	ppts
Gross profit for the three months ended January 2, 2021 declined 2.9% primarily driven by lower revenue volume in both Test & Simulation and Sensors, partially offset by the gross profit contribution from the R&D acquisition, lower compensation expense in both businesses and the favorable impact of currency translation. Both businesses continue to be negatively impacted by COVID-19. Gross margin increased 0.2 percentage points primarily due to lower compensation expense in both businesses, improved project execution in Test & Simulation and the Endevco acquisition inventory fair value adjustment in the prior year of $540. This increase was partially offset by unfavorable leverage on lower revenue volumes and lower gross margin contribution from product mix in both Test & Simulation and Sensors, along with restructuring costs of $594. Excluding the impact of currency translation, the R&D acquisition, restructuring costs and the Endevco acquisition inventory fair value adjustment in the prior year, gross profit declined 11.9% and gross margin increased 1.9 percentage points.

Selling and Marketing Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Selling and marketing	$28,422	$32,719	$(4,297)	(13.1)%
% of revenue	14.3%	15.9%
Selling and marketing expense for the three months ended January 2, 2021 declined 13.1% primarily due to lower compensation, marketing and travel expense driven by the realization of cost savings from restructuring actions taken in fiscal year 2020, along with reduced travel stemming from COVID-19 restrictions. The decline was partially offset by the addition of R&D expenses and restructuring costs of $257. Excluding the impact of currency translation, R&D expenses, restructuring costs and acquisition-related expenses, selling and marketing expense decreased 18.1%.

General and Administrative Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
General and administrative	$34,159	$21,693	$12,466	57.5%
% of revenue	17.2%	10.5%
General and administrative expense for the three months ended January 2, 2021 increased 57.5% primarily due to higher acquisition-related expenses of $10,089, the addition of R&D expenses and expenses related to the ransomware incident of $739, partially offset by lower compensation expense in both businesses primarily from the realization of cost savings from Test & Simulation restructuring actions taken in fiscal year 2020. Excluding the impact of currency translation, the addition of R&D expenses, restructuring costs, acquisition-related expenses in both fiscal years and ransomware incident expenses, general and administrative expense decreased 11.7%.

Research and Development Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Research and development	$7,203	$7,039	$164	2.3%
% of revenue	3.6%	3.4%
Research and development expense for the three months ended January 2, 2021 increased 2.3% primarily due to continued investment in Test & Simulation technology, partially offset by the realization of cost savings from restructuring actions taken in fiscal year 2020. Excluding the impact of currency translation, restructuring costs and acquisition-related expenses in the prior year, research and development expense increased 1.1%.

Income from Operations
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Income from operations	$4,631	$15,158	$(10,527)	(69.4)%
% of revenue	2.3%	7.4%
Income from operations for the three months ended January 2, 2021 declined 69.4%, primarily due to lower gross profit in both Test & Simulation and Sensors, higher acquisition-related expenses of $10,111, higher restructuring costs of $978 and expenses related to the ransomware incident of $739, partially offset by lower operating compensation expense from the realization of cost savings from Test & Simulation restructuring actions taken in fiscal year 2020. Excluding the impact of currency translation, the R&D acquisition, restructuring costs, the Endevco acquisition inventory fair value adjustment in the prior year, acquisition-related expenses in both fiscal years and ransomware incident expenses, income from operations decreased 5.9%.

Interest Expense, Net
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Interest expense, net	$8,467	$8,272	$195	2.4%
Interest expense, net for the three months ended January 2, 2021 increased primarily due to accretion on the contingent consideration purchase price for the R&D acquisition and higher interest on an increased debt level to fund the R&D acquisition, partially offset by debt financing costs incurred in the prior period related to the fourth amendment to the Credit Agreement.

Other Income (Expense), Net
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Other income (expense), net	$6,413	$(431)	$6,844	1,587.9%
The increase in other income (expense), net for the three months ended January 2, 2021 was primarily driven by the $5,794 gain on sale of our China manufacturing facility and associated assets along with a gain on foreign currency transactions.

Income Tax Provision (Benefit)
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Income tax provision (benefit)	$862	$1,149	$(287)	(25.0)%
Effective tax rate	33.4%	17.8%
The effective tax rate of 33.4% for the three months ended January 2, 2021 increased primarily due to certain discrete tax expenses of $443 for stock-based compensation activity and future limitations on the deductibility of officer compensation. Excluding the impact of these discrete items, the effective tax rate for the three months ended January 2, 2021 would have been 16.3%, a decrease from the prior year primarily driven by favorable GILTI regulations issued in July 2020.

Net Income
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Net income	$1,715	$5,306	$(3,591)	(67.7)%
Diluted earnings per share	$0.09	$0.27	$(0.18)	(66.7)%
Net income and diluted earnings per share for the three months ended January 2, 2021 decreased primarily due to lower income from operations in both Test & Simulation and Sensors, partially offset by higher other income from the gain on sale of our China manufacturing facility.

Segment Results
Test & Simulation Segment
Results of Operations
The following tables compare results of operations for Test & Simulation, separately identifying the estimated impact of currency translation, the acquisition of R&D, acquisition-related expenses incurred as a result of the pending merger with Amphenol and restructuring costs incurred in fiscal year 2021. See Note 14 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	January 2, 2021	Business Change	Acquisition / Restructuring[1]	Currency Translation	December 28, 2019
Revenue	$113,223	$(31,721)	$21,601	$2,613	$120,730
Cost of sales	78,820	(23,547)	16,571	2,036	83,760
Gross profit	34,403	(8,174)	5,030	577	36,970
Gross margin	30.4%				30.6%

Operating expenses
Selling and marketing	15,067	(3,105)	886	407	16,879
General and administrative	19,319	(2,000)	10,150	164	11,005
Research and development	2,968	848	—	30	2,090
Total operating expenses	37,354	(4,257)	11,036	601	29,974
Income from operations	$(2,951)	$(3,917)	$(6,006)	$(24)	$6,996

1    The Acquisition / Restructuring column includes operating results and costs incurred as a result of the acquisition of R&D, acquisition-related expenses of $6,123 incurred as a result of the pending merger with Amphenol and restructuring costs of $978 for the three months ended January 2, 2021. See Note 1, Note 15 and Note 16 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the pending merger with Amphenol, restructuring costs and the R&D acquisition, respectively.

Revenue
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Revenue	$113,223	$120,730	$(7,507)	(6.2)%
Revenue for the three months ended January 2, 2021 decreased 6.2%, primarily driven by lower volume from weakness in all sectors and all regions, excluding the contributions from the acquisition of R&D, as Test & Simulation continues to be negatively impacted by COVID-19. The decline was partially offset by contributions from the acquisition of R&D of $21,601 and the favorable impact of currency translation. Excluding the impact of currency translation and the R&D acquisition, revenue decreased 26.3%.

Gross Profit
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Gross profit	$34,403	$36,970	$(2,567)	(6.9)%
Gross margin	30.4%	30.6%	(0.2)	ppts
Gross profit for the three months ended January 2, 2021 declined 6.9%, primarily due to lower revenue volume and restructuring costs of $594, partially offset by contributions from the R&D acquisition and lower compensation expense from the realization of cost savings from restructuring initiatives taken in fiscal year 2020. Gross margin declined 0.2 percentage points, primarily driven by reduced leverage on lower revenue volume, lower gross margin contribution from product mix and higher restructuring costs, partially offset by lower compensation expense and improved project execution. Excluding the impact of currency translation, the R&D acquisition and restructuring costs, gross profit declined 22.1% and gross margin increased 1.8 percentage points.

Selling and Marketing Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Selling and marketing	$15,067	$16,879	$(1,812)	(10.7)%
% of revenue	13.3%	14.0%
Selling and marketing expense for the three months ended January 2, 2021 declined 10.7%, primarily due to lower compensation, marketing and travel expenses mainly driven by the realization of cost savings from restructuring actions taken in fiscal year 2020, along with reduced travel stemming from COVID-19 restrictions, partially offset by the addition of R&D expenses and restructuring costs of $257. Excluding the impact of currency translation, R&D expenses, restructuring costs and acquisition-related expenses, selling and marketing expense decreased 18.4%.

General and Administrative Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
General and administrative	$19,319	$11,005	$8,314	75.5%
% of revenue	17.1%	9.1%
General and administrative expense for the three months ended January 2, 2021 increased 75.5% primarily driven by higher acquisition-related expenses of $5,514, the addition of R&D expenses and expenses related to the ransomware incident of $391, partially offset by lower compensation expense and the realization of cost savings from restructuring actions taken in fiscal year 2020 in response to COVID-19. Excluding the impact of currency translation, R&D expenses, restructuring costs, acquisition-related expenses in both fiscal years and ransomware incident expenses, general and administrative expense decreased 15.0%.

Research and Development Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Research and development	$2,968	$2,090	$878	42.0%
% of revenue	2.6%	1.7%
Research and development expense for the three months ended January 2, 2021 increased 42.0% primarily due to continued investment in Test & Simulation technology, partially offset by the realization of cost savings from restructuring actions taken in fiscal year 2020. Excluding the impact of currency translation, research and development expense increased 40.6%.

Income from Operations
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Income from operations	$(2,951)	$6,996	$(9,947)	(142.2)%
% of revenue	(2.6)%	5.8%
Income from operations for the three months ended January 2, 2021 declined 142.2%, primarily due to decreased gross profit on lower revenue volume, higher acquisition-related expenses of $5,536, higher restructuring costs of $978 and expenses related to the ransomware incident of $391, partially offset by lower operating compensation expense from the realization of cost savings from restructuring actions taken in fiscal year 2020 and the contributions from the R&D acquisition. Excluding the impact of currency translation, the R&D acquisition, restructuring costs, acquisition-related expenses in both fiscal years and ransomware incident expenses, income from operations decreased 55.9%.

Sensors Segment
Results of Operations
The following tables compare results of operations for Sensors, separately identifying the estimated impact of currency translation and acquisition-related expenses incurred as a result of the pending merger with Amphenol in fiscal year 2021. See Note 14 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our reportable segments.

	Three Months Ended
		Estimated
	January 2, 2021	Business Change	Acquisition[1]	Currency Translation	December 28, 2019
Revenue	$85,803	$(1,675)	$—	$1,943	$85,535
Cost of sales	45,792	(1,186)	—	1,079	45,899
Gross profit	40,011	(489)	—	864	39,636
Gross margin	46.6%				46.3%

Operating expenses
Selling and marketing	13,355	(2,803)	—	318	15,840
General and administrative	14,840	(1,348)	5,454	46	10,688
Research and development	4,235	(768)	—	54	4,949
Total operating expenses	32,430	(4,919)	5,454	418	31,477
Income (loss) from operations	$7,581	$4,430	$(5,454)	$446	$8,159
1    The Acquisition column includes costs incurred as a result of the pending merger with Amphenol. See Note 1 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Revenue
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased /(Decreased)
			$	%
Revenue	$85,803	$85,535	$268	0.3%
Revenue for the three months ended January 2, 2021 increased 0.3% primarily due to the favorable impact of currency translation, partially offset by lower volume primarily in the industrial sector. Excluding the impact of currency translation, revenue decreased 2.0%.

Gross Profit
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Gross profit	$40,011	$39,636	$375	0.9%
Gross margin	46.6%	46.3%	0.3	ppts
Gross profit for the three months ended January 2, 2021 increased 0.9% primarily due to the favorable impact of currency translation, lower compensation expense and the Endevco acquisition inventory fair value adjustment in the prior year of $540, partially offset by lower revenue volume. Gross margin increased 0.3 percentage points primarily driven by lower compensation expense and the Endevco acquisition inventory fair value adjustment in the prior year, partially offset by lower gross margin contribution from product mix and the unfavorable leverage on lower revenue volumes. Excluding the impact of currency translation and the Endevco acquisition inventory fair value adjustment in the prior year, gross profit declined 2.6% and gross margin declined 0.3 percentage points.

Selling and Marketing Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Selling and marketing	$13,355	$15,840	$(2,485)	(15.7)%
% of revenue	15.6%	18.5%
Selling and marketing expense for the three months ended January 2, 2021 decreased 15.7% primarily driven by lower compensation, marketing and travel expense driven by temporary cost savings initiatives and travel restrictions stemming from COVID-19. Excluding the impact of currency translation, selling and marketing expense decreased 17.7%.

General and Administrative Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
General and administrative	$14,840	$10,688	$4,152	38.8%
% of revenue	17.3%	12.5%
General and administrative expense for the three months ended January 2, 2021 increased 38.8% primarily driven by higher acquisition-related expenses of $4,575 and expenses related to the ransomware incident of $348, partially offset by lower compensation expense. Excluding the impact of currency translation, acquisition-related expenses in both fiscal years and ransomware incident expenses, general and administrative expense decreased 8.3%.

Research and Development Expense
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Research and development	$4,235	$4,949	$(714)	(14.4)%
% of revenue	4.9%	5.8%
Research and development expense for the three months ended January 2, 2021 decreased 14.4% primarily driven by lower compensation expense from temporary cost savings initiatives taken in response to COVID-19. Excluding the impact of currency translation, research and development expense decreased 15.5%.

Income from Operations
	Three Months Ended
	January 2, 2021	December 28, 2019	Increased / (Decreased)
			$	%
Income from operations	$7,581	$8,159	$(578)	(7.1)%
% of revenue	8.8%	9.5%
Income from operations for the three months ended January 2, 2021 declined 7.1% primarily due to higher acquisition-related expenses of $4,575, expenses related to the ransomware incident of $348 and reduced revenue volume, partially offset by lower compensation expenses, cost savings initiatives and lower travel and marketing expense. Excluding the impact of currency translation, acquisition-related expenses, and ransomware incident expenses, income from operations increased 35.1%.

Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Three Months Ended
	January 2, 2021	December 28, 2019
Total cash provided by (used in):
Operating activities	$19,254	$(5,743)
Investing activities	6,146	(10,572)
Financing activities	(5,915)	21,532
Effect of exchange rate changes on cash and cash equivalents	4,186	917
Increase (decrease) in cash and cash equivalents during the period	23,671	6,134
Cash and cash equivalents balance, beginning of period	88,913	57,937
Cash and cash equivalents balance, end of period	$112,584	$64,071
Operating Activities
The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital associated with timing fluctuations from accounts receivable payments received, accounts payable payments made, advanced payments received from customers, and inventory purchases. These increases were partially offset by lower net income and higher cash used by other assets and liabilities related to accrued project costs.
Investing Activities
The increase in cash provided by investing activities was primarily due to proceeds received from the sale of a building in the first quarter of fiscal year 2021, and a decrease in cash used to purchase property and equipment due to cost containment measures.
Financing Activities
The increase in cash used in financing activities was primarily due to payments of short-term notes payable. This increase was partially offset by a decrease in payment of cash dividends and an increase in proceeds from exercise of stock options as a result of the increased share price.
Liquidity and Capital Resources
We had cash and cash equivalents of $112,584 as of January 2, 2021. Of this amount, $12,347 was located in North America, $60,165 in Europe and $40,072 in Asia. Repatriation of certain foreign earnings is restricted by local law. The North American cash balance was primarily invested in bank deposits. The cash balances in Europe and Asia were primarily invested in money market funds and bank deposits. In accordance with our investment policy, we place cash equivalent investments with issuers who have high-quality investment credit ratings. In addition, we limit the amount of investment exposure we have with any particular issuer. Our investment objectives are to preserve principal, maintain liquidity and achieve the best available return consistent with our primary objectives of safety and liquidity. As of January 2, 2021, we held no short-term investments.
As a result of the transition tax related to the enactment of the Tax Act, we are able to repatriate cash held in our foreign subsidiaries without such funds being subject to additional federal income tax liability.
As of January 2, 2021, our capital structure was comprised of $37,600 in short-term debt, $548,921 in long-term debt and $232,963 in shareholders' equity. The consolidated balance sheets also included $9,436 of unamortized debt issuance costs as of January 2, 2021. Total interest-bearing debt as of January 2, 2021 was $586,521. As of January 2, 2021, we had $68,576 outstanding borrowings and $27,502 outstanding letters of credit under the Revolving Credit Facility, leaving approximately $103,922 of unused borrowing capacity.
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
On July 30, 2020, we entered into a fifth amendment to the Credit Agreement, which governs the Term Facility and Revolving Credit Facility, to increase the maximum leverage ratio to 6.0x through March 31, 2021 with step downs thereafter. In addition, we amended the interest coverage ratio to maintain 3.0x through March 31, 2021 with subsequent revisions thereafter. This amendment was completed to maximize flexibility and available liquidity under our current capital structure in the event we would need to access additional funds. As of January 2, 2021, we were in compliance with these financial covenants. Specifically, we ended the first quarter of fiscal year 2021 with a leverage ratio of 4.7x, which is below the current maximum leverage ratio of 6.0x under the Credit Agreement.
In fiscal year 2019, we issued $350,000 in aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the Notes). The Notes were issued pursuant to an Indenture dated as of July 16, 2019 among us, the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (the Indenture). The Notes will mature on August 15, 2027.
The Indenture governing the Notes contains covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; create liens; pay dividends, redeem stock or make other distributions; make investments; for our restricted subsidiaries to pay dividends to us or make other intercompany transfers; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and designate subsidiaries as unrestricted subsidiaries. As of January 2, 2021, we were in compliance with these financial covenants.
See Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q for additional information on our financing arrangements.
Shareholders' equity increased by $11,780 during the three months ended January 2, 2021 primarily due to $4,997 other comprehensive income, $3,791 stock options exercised, $2,648 stock-based compensation and $1,715 net income. The increase was partially offset by $1,903 common stock purchased and retired related to stock awards.
As discussed, we have implemented various permanent and temporary cost reduction initiatives to manage and reduce operating costs and further enhance our financial flexibility in response to COVID-19 and as a part of our general global restructuring efforts in Test & Simulation, including the continued suspension of our quarterly dividend. While we cannot predict the overall impact of COVID-19 on our liquidity position, as of January 2, 2021, we believe our current capital resources will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months.

Off-balance Sheet Arrangements
As of January 2, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
For further information, see Note 1, Note 3, Note 6 and Note 18 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. For a discussion of our critical accounting policies, see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Matters
Dividends
Our dividend policy is to maintain a payout ratio that allows dividends to increase in conjunction with the long-term growth of earnings per share, while sustaining dividends through economic cycles. Our dividend practice is to target, over time, a payout ratio of approximately 25% of net earnings per share. We have historically paid dividends to holders of our common stock on a quarterly basis. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, debt repayment obligations, business development needs and regulatory considerations and are at the discretion of our Board of Directors. The quarterly dividend has been suspended as of the third quarter of fiscal year 2020. The reinstatement of the dividend will be considered in future periods at the discretion of the Board of Directors subject to the definitive merger agreement between Amphenol and MTS.
Forward-looking Statements
Statements contained in this Quarterly Report on Form 10-Q including, but not limited to, the discussion under Item 2 of Part I, that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact also constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, Adjusted EBITDA, net income or loss, earnings or loss per share, the payment or nonpayment of dividends, our capital structure, the adequacy of our liquidity and reserves, the anticipated level of expenditures required and other statements concerning future financial performance; (ii) statements of plans and objectives by our management or Board of Directors, including those relating to products or services, restructuring initiatives, merger or acquisition activity; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators or statements relating to our order cancellation history, our ability to convert our backlog of undelivered orders into revenue, the timing of purchases, competitive advantages and growth in end markets; (v) statements regarding our products and their characteristics, fluctuations in the costs of raw materials for products, our geographic footprint, performance, sales potential or effect in the hands of customers; (vi) statements about the impact of COVID-19 and related economic uncertainty; and (vii) statements about the proposed merger, including the expected timeline to closing and the receipt of certain approvals. Words such as "believes," "anticipates," "expects," "intends," "targeted," "should," "potential," "goals," "strategy" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the currently-unknown impact of COVID-19 and related economic uncertainty, the risk that the proposed merger may not be completed in a timely manner or at all, the failure to satisfy the conditions to the consummation of the proposed merger, the impact of the proposed merger on our operations, and those risks described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. You should carefully review the disclosures and the risk factors described in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 and in other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

A hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables are held constant, would result in an increase or decrease in revenue recognized of approximately $8,227 for the three months ended January 2, 2021.
We have operational procedures to mitigate these non-functional currency exposures. We also utilize foreign currency exchange contracts to exchange currencies at set exchange rates on future dates to offset expected gains or losses on specifically identified exposures.
Mark-to-market gains and losses on derivatives designated as cash flow hedges in our currency hedging program are recorded within accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Mark-to-market gains and losses are reclassified from AOCI to earnings in the same line item in the Consolidated Statements of Income and in the same period as the recognition of the underlying hedged transaction. Net gains and losses on foreign currency transactions included in the accompanying Consolidated Statements of Income were net (gains)/losses of $823 and $929 during the three months ended January 2, 2021 and December 28, 2019, respectively. See Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our cash flow hedge currency exchange contracts.
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
As of January 2, 2021, we had cash and cash equivalents of $112,584, some of which was invested in interest-bearing bank deposits or money market funds. The interest-bearing bank deposits and money market funds have interest rates that reset every 1 to 89 days and generate interest income that will vary based on changes in short-term interest rates. A hypothetical decrease of 100 basis points in market interest rates, assuming all other variables were held constant, would decrease interest income by approximately $23 for the three months ended January 2, 2021.
As of January 2, 2021, we had floating interest rate debt of $236,521. Secured floating rate credit facilities require interest payments to be calculated at a floating rate tied in part to LIBOR or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us. As a result, changes in floating rate can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. A hypothetical increase of 100 basis points in floating interest rates, assuming all other variables were held constant, would result in an approximately $2,288 increase in future annual interest expense.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of January 2, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2021, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
A discussion of our risk factors can be found in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks not currently known to us, or that we currently deem to be immaterial, may also adversely affect our business, financial condition or results of operations in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents repurchases of our equity securities we made during the fiscal quarter ended January 2, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased As Part of Publicly Announced Plans or Programs
October 4, 2020 – November 7, 2020	—	$—	—	438
November 8, 2020 – December 5, 2020	—	$—	—	438
December 6, 2020 – January 2, 2021	—	$—	—	438

We purchase common stock from time to time to mitigate dilution related to new shares issued for employee compensation such as stock options, restricted stock units, performance restricted stock units and for employee stock purchase plan activity, as well as to return to shareholders capital not immediately required to fund ongoing operations. Due to the pending merger between Amphenol and MTS, no further phases under the employee stock purchase plan will occur beyond the phase ended December 31, 2020.

Share Purchase Plan
Our Board of Directors approved, and on February 11, 2011 announced, a purchase authorization of 2,000 shares. Authority over pricing and timing under the authorization has been delegated to management. The share purchase authorization has no expiration date. We made no share purchases during the first quarter of fiscal year 2021. As of January 2, 2021, there were 438 shares available for purchase under the existing authorization.

Item 6. Exhibits

Exhibit Number	Description

2.1
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

10.1	Form of Retention Agreement, dated effective December 18, 2020, between the Company and Randy J. Martinez (filed herewith).

10.2	Form of Retention Agreement, dated effective December 18, 2020, between the Company and Brian T. Ross (filed herewith).

10.3	Form of Retention Agreement, dated effective December 18, 2020, between the Company and Steven B. Harrison (filed herewith).

10.4	Form of Retention Agreement, dated effective December 18, 2020, between the Company and David T. Hore (filed herewith).

10.5	Form of Retention Agreement, dated effective December 18, 2020, between the Company and Todd J. Klemmensen filed herewith).

10.6	Letter Agreement, dated effective December 17, 2020, by and between the Company and Randy J. Martinez (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS SYSTEMS CORPORATION

Date:	February 9, 2021	/s/ RANDY J. MARTINEZ
Randy J. Martinez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2021	/s/ BRIAN T. ROSS
Brian T. Ross
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)